Form 10-Q
period 1996-03-30
WEST MARINE INC
filed 1996-05-14
CIK 912833

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
[X]

For the quarter ended March 30, 1996
                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
[_]

For the transition period from_______________ to _______________

                        Commission file number 0-22515

                               WEST MARINE, INC.
             (Enact Name of Registrant as Specified in Its Charter)


                Delaware                                   77-035-5502
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation   (I.R.S. Employer Identification
             or Organization)                                  No.)



   500 Westridge Drive, Watsonville, CA                     95076-4100
- --------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone Number, Including Area Code  (408) 728-2700
                                                   ---------------


                                      N/A
 -------------------------------------------------------------------------
   Former Name, Former Address and Former Year, if Changed Since Last Report

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
   ----------      ----------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes              No
   ----------      ----------


APPLICABLE ONLY TO CORPORATE ISSUERS:
At March 30, 1996 the number of shares outstanding of the registrant's common stock was 7,479,240.

                        PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                               March 30,               December 30,
                                                                                  1996                     1995
     ASSETS                                                                  ---------------         ----------------
     -----------                                                             (Unaudited)
Current assets:
     Cash                                                                          $    643                  $   399
     Accounts receivable                                                              4,503                    2,922
     Merchandise inventories                                                         81,641                   71,374
     Prepaid expense and deferred catalog costs                                       4,227                    3,463
                                                                             ---------------         ----------------
          Total current assets                                                       91,014                   78,158

Property and equipment, net                                                          18,770                   16,500
Intangibles and other assets, net                                                       965                    1,187
                                                                              --------------          ---------------
          Total assets                                                             $110,749                  $95,845
                                                                             ===============         ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------------------
Current liabilities:
     Accounts payable                                                              $ 17,393                  $13,597
     Accrued expenses                                                                 5,782                    5,699
     Current portion of long-term debt                                                  248                      243
                                                                             ---------------         ----------------
          Total current liabilities                                                  23,423                   19,539



Long term debt                                                                       18,820                    8,284
Deferred rent                                                                           778                      743
                                                                             ---------------         ----------------
                                                                                     43,021                   28,566


Stockholders' equity:
     Common stock                                                                         7                        7
     Additional paid-in-capital                                                      51,072                   50,955
     Retained earnings                                                               16,649                   16,317
                                                                             ---------------         ----------------
          Total stockholders' equity                                                 67,728                   67,279
                                                                             ---------------         ----------------
          Total liabilities and stockholders' equity                               $110,749                  $95,845
                                                                             ===============         ================

See notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts and store data)

                                                         13 Weeks    13 Weeks
                                                          Ended       Ended
                                                         March 30,   April 1,
                                                           1996        1995
                                                         ---------   --------
Net sales                                                 $49,947    $42,222
Cost of goods sold including buying and occupancy          36,268     30,498
                                                         ---------   --------
     Gross profit                                          13,679     11,724
Selling, general and administrative expenses               12,833     10,866
                                                         ---------   --------
     Income from operations                                   846        858
Interest expense                                              292        614
                                                         ---------   --------
     Income before income taxes                               554        244
Provision for income taxes                                    222         98
                                                         ---------   --------
     Net income                                           $   332    $   146
                                                         =========   ========

     Net income per common and common equivalent share:
          Primary and fully diluted                       $  0.04    $  0.02
                                                         =========   ========

     Weighted average common and common equivalent
       shares outstanding:
                Primary                                     7,956      6,670
                                                         =========   ========
          Fully diluted                                     8,005      6,733
                                                         =========   ========

Stores open at end of period                                   77         61
                                                         =========   ========

See notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                       13 Weeks      13 Weeks
                                                         Ended        Ended
                                                       March 30,     April 1,
                                                         1996          1995
                                                      -----------   ----------
Cash flows from operating activities:
  Net income                                                $332         $146
  Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                         1,001          762
     Change in assets and liabilities:
      Accounts receivable                                 -1,581       -1,003
      Merchandise inventories                            -10,267      -13,660
      Prepaid and other current assets                      -764       -1,603
      Other assets                                           179           -9
      Accounts payable                                     3,796       15,234
      Accrued expenses                                        83         -833
      Deferred rent                                           35            9
                                                      -----------   ----------
       Net cash used in operating activities              -7,186         -957

Cash flows from investing activities:
  Purchase of property and equipment                      -3,228       -3,006
                                                      -----------   ----------
       Net cash used in investing activities              -3,228       -3,006

Cash flows from financing activities:
  Net proceeds from (repayments of) line of credit             5        4,351
  Proceeds from (repayments on) long-term debt            10,536          -40
  Exercise of stock options                                  117           40
                                                      -----------   ----------
       Net cash provided by financing activities          10,658        4,351
                                                      -----------   ----------

Net increase in cash                                         244          388
Cash:

  Beginning of period                                        399          311
                                                      -----------   ----------
  End of period                                             $643         $699
                                                      ===========   ==========

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             Thirteen weeks ended March 30, 1996 and April 1, 1995


NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 30, 1996 and April 1, 1995; and the interim results of operations and cash flows for the 13 weeks ended March 30, 1996 and April 1, 1995. The condensed consolidated balance sheet at December 30, 1995, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended December 30, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 30, 1995.

The results of operations for the 13 week periods presented herein are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - DEFINITIVE MERGER AGREEMENT

On April 3, 1996, the Company announced the signing of a definitive merger agreement to acquire E&B Marine, Inc. E&B Marine is a specialty retailer of recreational boating supplies and apparel which its markets through 63 retail stores and a mail order catalog.

Under the terms of the merger agreement, E&B will become a subsidiary of West Marine and the stockholders of E&B Marine will receive shares of West Marine common stock. The actual number of shares and the total value of the transaction will depend upon the average closing price of West Marine stock for the 15 trading days before the closing as outlined below: 1) if West Marine's closing stock price during this period averages at least $38.00 but not greater than $43.875, E&B Marine stockholders will receive West Marine stock valued at $6.65 per E&B Marine share (at an exchange ratio between .17500 and .15157), 2) if West Marine's closing stock price averages above $43.875 the exchanges ratio is fixed at .15157 shares of West Marine for each share of E&B Marine stock, and 3) if West Marine closing stock price averages below $38.00 the exchange ratio is fixed at .17500 shares of West Marine for each share of E&B Marine stock. If West Marine's stock price averages below $35.00, West Marine may terminate the transaction.

Based upon the closing stock price of West Marine on Tuesday, April 2, 1996, the date the merger was announced, E&B Marine stockholders will receive a total of approximately 600,000 West Marine shares (equivalent to approximately 8 percent of the combined company's shares).

The transaction is expected to close on or about July 1, 1996. After the transaction closes, West Marine expects to record in the third quarter approximately $3 million in charges related to restructuring the business.

The merger is intended to qualify as a tax-free reorganization for federal income tax purposes and is expected to be accounted for under the purchase method of accounting.

The merger is subject to the approval of the stockholders of E&B Marine at their annual meeting in June 1996. On April 29, 1996, the Company was informed that the requested early termination of the Hart-Scott-Rodino Antitrust Improvements Act waiting period had been granted with respect to the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

General
- -------

West Marine distributes its merchandise through three divisions, store, catalog and Port Supply (wholesale). West Marine operated 77 stores in 19 states as of March 30, 1996 compared to 61 stores in 18 states as of April 1, 1995.

Results of Operations
- ---------------------

Net sales increased $7.7 million, or 18.3%, from $42.2 million for the first quarter of fiscal 1995 to $49.9 million for the first quarter of fiscal 1996. This increase was attributable to increases in net sales from each of the Company's three divisions. Store net sales increased $5.3 million or 17.4%, to $36 million primarily due to 5 more stores in the first quarter 1995 compared to the first quarter 1994. Net sales from comparable stores increased 5.0% and contributed $1.5 million of the increase in net sales. Catalog net sales increased $470,000, or 7.5%, to $6.7 million. Port Supply net sales increased $1.9 million, or 35.8%, to $7.3 million. Store, catalog and Port Supply net sales represented 72%, 13.4% and 14.6%, respectively, of the Company's net sales for the first quarter of fiscal 1996 compared to 72.5%, 14.8% and 12.7%, respectively, of the Company's net sales for the first quarter of fiscal 1995.

Gross profit increased $2 million, or 16.7%, in the first quarter of 1996 compared to the first quarter of 1995, primarily because of the increase in net sales. Gross profit as a percentage of net sales decreased from 27.8% in the first quarter of 1995 to 27.4% in the first quarter of 1996, primarily reflecting increased buying and distribution costs offset by reduced promotional activity. In addition, the Company's gross margins are affected by the mix of products sold. During the next two years, the Company plans to replace its distribution center in Charlotte, North Carolina, which could adversely affect gross profits until the replacement distribution center has matured.

Selling, general and administrative expenses increased $2 million, or 18.1%, in the first quarter of 1996 compared to the first quarter of 1995, primarily due to increases in store operating expenses related to the growth in stores.
These expenses represented approximately 59% or $1.2 million of the increase. As a percentage of net sales, selling, general and administrative expenses were 25.7% in the first quarter of 1996, which were the same as the first quarter of 1995.

Interest costs decreased $322,000 in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995, primarily as a result of lower average borrowing under the Company's line of credit in the first quarter of 1996 compared to the first quarter of 1995. The Company's average borrowings decreased as a result of a secondary offering of the Company's common stock completed in May, 1995.

Liquidity and Capital Resources
- -------------------------------

The Company's primary sources of capital have been income from operations and bank borrowings. During the first three months of 1996, higher earnings were offset by a $6.5 million dollar increase in inventory, net of payables, which is attributable to the addition of 5 new stores and the expansion of the merchandise selection offered by the Company.

West Marine's primary cash requirements are related to capital expenditures for new stores, including leasehold improvement costs, fixtures, and merchandise inventory. Based on the Company's plan to open approximately 10 additional stores and to fund other capital expenditures, the Company anticipates spending approximately $5 million during the remainder of fiscal 1996, not including capital expenditures related to the Merger. Management believes that cash flows from operations together with available bank debt financing will be sufficient to fund the Company's operations through fiscal 1996.

Seasonality
- -----------

The Company's business is highly seasonal and the Company will become even more susceptible to seasonality and weather as it continues to expand its operations in the East and the Midwest. During fiscal 1995, 61% of the Company's net sales and an even higher percentage of its net income occurred during the second and third quarters, principally during the period from April through July which represents the peak boating months in most of the Company's markets.


Cautionary Statement for purposes of the Safe Harbor Provisions of the Private
- ------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995.
- -----------------------------------------

The statements in this filing or in documents incorporated by reference herein that relate to future plans, events, expectation, objectives or performances (or assumptions underlying such matters) are forward-looking statements that involve a number of risks or uncertainties. Set forth below are certain important factors that could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company.

The Company's growth has been fueled principally by its store operations. The Company's continued growth depends to a significant degree on its ability to continue to expand its operations through the opening of new stores and to operate these stores profitably. The Company's planned expansion is subject to a number of factors, including the adequacy of the Company's capital resources and the Company's ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt its distribution and other operational systems. On April 3, 1996, the Company announced the signing of a definitive merger agreement to acquire E&B Marine, Inc. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired business, potential adverse short-term effects on the Company's operating results and amortization of acquired intangible assets.

The market for recreational boating supplies is highly competitive. Competitive pressures resulting from competitors' pricing policies have adversely affected the Company's gross profit and such pressures are expected to continue. The Company is also susceptible to seasonality and weather and if unseasonably cold weather, prolonged winter conditions or extraordinary amounts of rainfall were to occur during the peak boating season in the second and third quarters, the Company's net sales and net income could be adversely affected.

Several other factors which may influence the Company's financial results include the level of consumer spending on recreational boating supplies, environmental regulations, demand for and acceptance of the Company's products and other risk factors listed from time to time in the Company's Securities and Exchange Commission filings. In particular, there were a number of risk factors identified in the Prospectus filed on May 5, 1995 in connection with the Company's public offering.

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

     (a)  Exhibits

          11.1 Statement re: computation of earnings per share

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 1996                WEST MARINE, INC.
     ____________________


                              By: /s/ Crawford L. Cole
                                  _________________________
                                  Crawford L. Cole
                                  President and Chief Executive Officer



                              By: /s/ John Zott
                                  _________________________
                                  John Zott,
                                  Senior Vice President, Chief Financial Officer

EXHIBIT INDEX


Exhibit
Number                                                            Page
- ------                                                            ----

11.1     Statement re:  computation of earnings per share

27       Financial Data Schedule