Form 10-Q
period 1996-06-29
WEST MARINE INC
filed 1996-08-12
CIK 912833

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

For the quarter ended June 29, 1996
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission file number 0-22515

                               WEST MARINE, INC.
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                 77-035-5502
    -------------------------------                 -------------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

  500 Westridge Drive, Watsonville, CA                   95076-4100
- ----------------------------------------                 ----------
(Address of Principal Executive Offices)                 (Zip Code)

Registrants Telephone Number, Including Area Code  (408) 728-2700
                                                   --------------

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

Yes  X   No
    ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X   No
    ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS:
At June 29, 1996, the number of shares outstanding of the registrants common stock was 16,291,106.

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                       June 29,      December 30,
         ASSETS                                          1996            1995
                                                      -----------    ------------
                                                      (Unaudited)
Current assets:
        Cash                                           $  2,083        $   399
        Accounts receivable                               5,501          2,922
        Merchandise inventories                         120,259         71,374
        Prepaid expense and other current assets         11,202          3,463
                                                       --------        -------
                Total current assets                    139,045         78,158

Property and equipment, net                              25,061         16,500
Intangibles and other assets, net                        43,736          1,187
                                                       --------        -------
                Total assets                           $207,842        $95,845
                                                       ========        =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                               $ 38,162        $13,597
        Accrued expenses                                 20,409          5,699
        Current portion of long-term debt                   408            243
                                                       --------        -------
                Total current liabilities                58,979         19,539

Long term debt                                           28,616          8,284
Deferred rent                                               839            743
                                                       --------        -------
                Total liabilities                        88,434         28,566

Stockholders' equity:
        Preferred stock, $.001 par value:
          1,000,000 shares authorized; no
          shares outstanding
        Common stock, $.001 par value:                       16             15
          50,000,000 shares authorized;
          issued and outstanding 16,291,106
          at June 29, 1996 and 14,938,412
          at December 30, 1995
        Additional paid-in capital                       95,165         50,947
        Retained earnings                                24,227         16,317
                                                       --------        -------
                Total stockholders' equity              119,408         67,279
                                                       --------        -------
                Total liabilities and
                   stockholders' equity                $207,842        $95,845
                                                       ========        =======

See notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STORE DATA)

                                                       13 Weeks  13 Weeks  26 Weeks  26 Weeks
                                                        Ended     Ended     Ended     Ended
                                                       June 29,   July 1,  June 29,  July 1,
                                                         1996      1995      1996      1995
                                                       --------   -------  --------  -------
Net sales                                               $99,480  $76,084   $149,427  $118,306
Cost of goods sold including
  buying and occupancy                                   67,752   53,604    104,020    84,101
                                                       --------  -------   --------  --------
         Gross profit                                    31,728   22,480     45,407    34,205
Selling, general and administrative
  expenses                                               18,691   13,562     31,523    24,429
                                                       --------  -------   --------  --------
         Income from operations                          13,037    8,918     13,884     9,776
                                                       --------  -------   --------  --------
Interest expense                                            326      462        618     1,076
                                                       --------  -------   --------  --------
         Income before income taxes                      12,711    8,456     13,266     8,700
Provision for income taxes                                5,134    3,326      5,356     3,424
                                                       --------  -------   --------  --------
         Net income                                    $  7,577  $ 5,130   $  7,910  $  5,276
                                                       ========  =======   ========  ========
         Net income per common and common
           equivalent share (note 4):
              Primary                                     $0.46    $0.35      $0.49     $0.38
                                                          -----    -----      -----     -----
              Full diluted                                $0.46    $0.35      $0.48     $0.38
                                                          -----    -----      -----     -----
         Weighted average common and common
           equivalent shares outstanding (note 4):
              Primary                                    16,462   14,582     16,242    13,860
                                                       --------  -------   --------  --------
              Fully diluted                              16,530   14,592     16,418    13,898
                                                       --------  -------   --------  --------

Stores open at end of period                                                    149        62
                                                                           --------  --------

See notes to condensed consolidated financial  statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

                                                                26 Weeks    26 Weeks
                                                                 Ended       Ended
                                                                June 29,    July 1,
                                                                  1996        1995
                                                                --------    -------
Cash flows from operating activities:
  Net income                                                    $  7,910   $  5,276
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                2,098      1,615
      Change in assets and liabilities net of effects of
       acquisition:
       Accounts receivable                                        (2,467)    (2,370)
       Merchandise inventories                                   (11,266)   (18,589)
       Prepaid and other current assets                           (1,241)    (1,239)
       Other assets                                               (2,845)       (31)
       Accounts payable                                           10,830      4,640
       Accrued expenses                                            6,087      4,261
       Deferred rent                                                  96         37
                                                                --------   --------
          Net cash provided by (used in) operating  activities     9,202     (6,400)

Cash flows from investing activities:
  Purchase of property and equipment                              (6,842)    (4,142)
  Proceeds from sale of property and equipment                         0          0
                                                                 -------   --------
            Net cash used in investing activities                 (6,842)    (4,142)

Cash flows from financing activities:
  Net repayments of  line of credit                               (2,221)    (9,382)
  Repayments on long-term debt                                               (7,020)
  Proceeds from issuance of common stock,
     net offering costs
  Sale of common stock pursuant to````
     associate stock purchase plan
  Proceeds from issuance of common stock,
     net offering costs                                                      27,303
  Sale of common stock pursuant to
     associate stock purchase plan                                   301        124
  Exercise of stock options                                        1,244        114
                                                                 -------   --------
          Net cash provided by (used in) financing activities       (676)    11,139
Net increase in cash                                               1,684        597
Cash:
  Beginning of period                                                399        311
                                                                 -------   --------
  End of period                                                  $ 2,083   $    908
                                                                 =======   ========
Other cash flow information:
      Acquisition of E&B Mairine, Inc. for 1,197,000
        shares of common stock (see note 2)                                $ 41,600
                                                                           ========

See notes to condensed consolidated financial statements.


                               WEST MARINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Thirteen and Twenty-six Weeks Ended June 29, 1996 and July 1, 1995 (unaudited)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 29, 1996 and July 1, 1995; and the interim results of operations for the 13 and 26 week periods ended June 29, 1996 and July 1, 1995; and cash flows for the 26 weeks then ended. The consolidated balance sheet at December 30, 1995, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

The results of operations for the 13 and 26 week periods presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACQUISITION

On June 17, 1996, the Company completed its acquisition of E&B Marine, Inc. a specialty retailer of marine supplies with 64 stores and a mail order catalog operation. Under the terms of the acquisition, all of the outstanding shares of E&B Marine, Inc. were exchanged for approximately 1,197,000 shares of West Marine, Inc. common stock. The value of the shares, including the value of stock options converted, was $41.6 million. The acquisition has been accounted for as a purchase, and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of the acquisition. The principal assets acquired and liabilities assumed were inventory ($37.6 million), deferred income taxes ($7.1 million), property ($3.7 million), other assets ($3.8 million), accounts payable and accrued expenses ($23.6 million), debt ($21.6 million), and other liabilities ($1.3 million). The excess of the purchase price over the net assets acquired ($38.4 million) has been included in intangible assets and will be amortized over a forty year period on a straight-line basis.

The following unaudited pro forma income statement summary combines the results of operations of the Company and E&B Marine as if the acquisition had occurred at the beginning of the 1996 and 1995 fiscal years. The pro forma income statement summary does not necessarily reflect the results of operations as they would have been if these combined companies had constituted a single entity during these periods.


Pro Forma Income Statement Summary:
- -----------------------------------

                                             26 Weeks        26 Weeks
                                              Ended            Ended
                                             June 29,         July 1,
                                               1996            1995
                                             --------        --------
Net sales                                    $206,469        $180,217
Net Income                                   $  8,203        $  6,642
Net income per share                         $   0.47        $   0.44


NOTE 3 - LINE OF CREDIT

On June 14, 1996, the Company entered into a new agreement with two banks, increasing its borrowing capacity from $40 million to $60 million. This credit agreement provides for a revolving line of credit up to $60 million and allows for the issuance of commercial and stand by letters of credit up to $5 million and $10 million respectively. The credit agreement is unsecured and contains certain restrictive covenants which are substantially the same as those contained in the previous agreement. The credit agreement expires in July, 1999.

NOTE 4 - STOCK SPLIT

On June 17, 1996, the Board of Directors approved a 2 for 1 stock split, effected in the form of a stock dividend, payable to shareholders of record on July 8, 1996. Accordingly, the condensed consolidated financial information presented herein has been restated to reflect the stock split for all periods presented. In connection with the stock split, common stock was credited and additional paid-in capital was charged for the aggregate par value of the shares that were issued.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
- -----------------------------------------------------------------------------
1995
- ----

Any forward looking statements contained in the following discussion or elsewhere in this document involve risks and uncertainties which may cause actual results to differ materially from those discussed. A wide range of factors could contribute to those differences, including the possibility of unanticipated costs and difficulties related to the integration of the E&B Marine acquisition, the dependence on the Company's operating results on continued new store openings and sales increases at existing stores, consumer spending, seasonality and weather, competative conditions and other risks disclosed in the Company's SEC filings.

General
- -------

West Marine distributes its merchandise through three divisions, stores (retail and wholesale) and catalog (retail) under the names of West Marine and E&B Marine as well as Port Supply (wholesale). West Marine operated 149 stores in 26 states as of June 29, 1996, compared to 62 stores in 19 states as of July 1, 1995.

On June 17, 1996, West Marine acquired E&B Marine, Inc. a specialty retailer of marine supplies with 64 stores and a mail order catalog operation (see note 2 of notes to condensed consolidated financial statements). The acquisition was accounted for under the purchase method of accounting. Accordingly, E&B's results of operations for the period subsequent to the acquisition are included with West Marine's results of operations.

Results of Operations
- ---------------------

Net sales increased $23.4 million, or 30.8%, from $76.1 million during the second quarter of fiscal 1995 to $99.5 million during the second quarter of fiscal 1996. This increase was attributable to increases in net sales from each of the Company's three divisions. Store net sales increased $19.9 million or 35.5%, to $76.2 million primarily due to 23 additional stores opened in the twelve months ending June 29, 1996 and the 64 stores acquired on June 17, 1996. Net sales from comparable stores increased 5.3% and contributed $3.0 million of the increase in net sales. Catalog net sales increased $1.6 million, or 13.4%, to $13.2 million. Port Supply net sales increased $1.9 million, or 23.1%, to $10.1 million. Store, catalog and Port Supply net sales represented 73.9%, 15.3% and 10.8%, respectively, of the Company's net sales for the second quarter of fiscal 1995 compared to 76.6%, 13.3% and 10.1%, respectively, of the Company's net sales for the second quarter of fiscal 1996.

Net sales increased $31.1 million, or 26.3%, from $118.3 million during the first six months of fiscal 1995 to $149.4 million during the first six months of fiscal 1996. This increase was attributable to increases in net sales from each of the Company's three divisions. Store net sales increased $25.3 million or 29.1%, to $112.1 million. Net sales from comparable stores increased 5.2% and contributed $4.4 million of the increase in net sales. Catalog net sales increased $2 million, or 11.4%, to $19.9 million. Port Supply net sales increased $3.8 million, or 28.1%, to $17.4 million. store, catalog and port supply net sales represented 73.4%, 15.1% and 11.5%, respectively, of the Company's net sales for the first six months of fiscal 1995 compared to 75%, 13.4% and 11.6%, respectively, of the Company's net sales for the first six months of fiscal 1996.

Gross profit increased $9.2 million, or 41.1%, in the second quarter of 1996 compared to the second quarter of 1995, primarily because of the increase in net sales. Gross profit as a percentage of net sales increased from 29.5% in the second quarter of 1995 to 31.9% in the second quarter of 1996, primarily reflecting improved buying leverage and decreases in the costs of distribution.

Gross profit increased $11.2 million, or 32.7%, in the first six months of fiscal 1996 compared to the first six months of fiscal 1995, primarily because of the increase in net sales. Gross profit as a percentage of net sales increased from 28.9% in the first six months of fiscal 1995 to 30.4% in the first six months of fiscal 1996, reflecting improved buying leverage and decreases in the costs of distribution. During the next two years, the Company plans to replace and consolidate its North Carolina distribution center and its newly acquired Edison, New Jersey distribution center, which could adversely affect gross profits until the replacement distribution center has matured.

Selling, general and administrative expenses increased $5.1 million, or 37.8%, in the second quarter of 1996 compared to the second quarter of 1995, primarily due to increases in store operating expenses related to the growth in stores. These expenses represented approximately 65.9% or $3.4 million of the increase. As a percentage of net sales, selling, general and administrative expenses increased from 17.8% in the second quarter of 1995 to 18.8% in the second quarter of 1996 reflecting increased general and administrative costs as the Company prepared for the acquisition and integration of E&B Marine.

Selling, general and administrative expenses increased $7.1 million, or 29%, in the first six months of fiscal 1996 compared to the first six months of fiscal 1995, primarily due to direct expenses related to stores. These expenses represented approximately 64.1% or $5.0 million of the increase. As a percentage of net sales, selling, general and administrative expenses increased from 20.6% in the first six months of fiscal 1995 to 21.1% in the first six months of fiscal 1996 reflecting increased general and administrative costs as the Company prepared for the acquisition and integration of E&B Marine toward the end of the second quarter.

Interest expense decreased $136,000 or 29.4% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995, primarily because of lower borrowings under the Company's credit facility during the quarter.

Liquidity and Capital Resources
- -------------------------------

The Company's primary sources of capital have been income from operations and bank borrowings. Net cash provided by operations during the first six months of fiscal 1996 was $9.2 million, consisting primarily of earnings net of depreciation, a $10.8 million increase in accounts payable and a $6.1 million increase in accrued expenses, offset by an $11.3 million increase in inventory, a $2.5 million increase in accounts receivable and a $2.8 million increase in other assets. The inventory increase was primarily attributable to the addition of 13 new stores in the first six months of 1996, and the expansion of the merchandise selection offered by the Company. Net cash used in investing activities was $6.8 million primarily for the purchase of property and equipment. Net cash used by financing activities during the first six months of fiscal 1996 was $676,000, consisting of $2.2 million from the repayments of the Company's line of credit offset by $1.5 million received from the exercise of stock options and the sales of common stock pursuant to the associate stock purchase program.

Cash increased by $1.7 million during the first six months of fiscal 1996 from $399,000 at the end of fiscal 1995 to $2.1 million as of June 29, 1996. On June 14, 1996, the Company entered into a new agreement with two banks, increasing its borrowing capacity from $40 million to $60 million. This credit agreement provides for a revolving line of credit up to $60 million and allows for the issuance of commercial and stand by letters of credit up to $5 million and $10 million respectively. The credit agreement is unsecured and contains certain restrictive covenants which are substantially the same as those contained in the previous agreement. The credit agreement expires in July, 1999. West Marine's primary cash requirements are related to capital expenditures for new stores, including leasehold improvement costs, fixtures, and merchandise inventory for the stores. The Company anticipates capital expenditures approximating $10 million in the next twelve months, primarily for opening and remodeling stores. Management believes that cash flow from operations together with bank debt financing will be sufficient to fund the Company's operations through the next twelve months.


Seasonality
- -----------

The Company's business is highly seasonal and the Company will become even more susceptible to seasonality and weather as a result of the E&B Marine acquisition and its plan to continue to expand its operations in the East and the Midwest. During fiscal 1995, 61% of the Company's net sales and an even higher percentage of its net income occurred during the second and third quarters, principally during the period from April through July which represents the peak boating months in most of the Company's markets.

                           PART II. OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  The Company's Annual Meeting of shareholders was held on May 8,
          1996.

     (b)  The following directors were elected at the meeting:

                        Randolph K. Repass
                        Crawford L. Cole
                        Geoffrey A. Eisenberg
                        Richard E. Everett
                        James P. Curley
                        Ronald P. Young
                        Walter Scott

          The foregoing constitute all members of the Board of Directors of the Company.

     (c) At the annual meeting the shareholders voted to approve proposals to amend the Certificate of Incorporation; and amend the 1993 Omnibus Equity Incentive Plan.

     Set forth below is a tabulation with respect to the matters voted on at the meeting:


                                             FOR       AGAINST   ABSTENTIONS  NO VOTE
                                          ----------  ---------  -----------  -------
Proposal to amend the Certificate of      11,342,314  3,042,806     4,704      52,786
 Incorporation

Proposal to amend the 1993 Omnibus        10,012,416  3,686,550     6,068     737,576
 Equity Incentive Plan


                                        AGAINST OR
                             FOR         WITHHELD
                          ----------    ----------
Election of Directors:
 Randolph K. Repass       14,366,560      76,050
 Crawford L. Cole         14,366,570      76,040
 Geoffrey A.Eisenberg     14,366,410      76,200
 Richard Everett          14,366,670      75,940
 James P. Curley          14,388,130      54,480
 Ronald P. Young          14,388,070      54,540
 Walter Soctt             14,394,270      54,340


     (d)  Inapplicable.


Item 6. Exhibits and reports on Form 8-K

     (a) Exhibits

          3     Certificate of Amendment of Certificate of Incorporation

         10.18 Credit Agreement dated June 14, 1996, among WMP, Bank of America National Trust and Savings Association.

         11.1   Statement re: computation of net income per share

         27     Financial Data Schedule


     (b) Exhibits and Reports on Form 8-K

          On April 12, 1996, the Company filed a report on Form 8-K which disclosed under Item 5 the execution of a merger agreement providing for the acquisition of E&B Marine, Inc. On June 27, 1996, the Company filed a report on Form 8-K which disclosed under Item 2 the consummation of the E&B acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                                      WEST MARINE, INC.
     ----------------------------

                                        By    /s/ Crawford L. Cole
                                           -----------------------------------
                                           Crawford L. Cole
                                           President and Chief Executive Officer


                                        By    /s/ John Zott
                                           -----------------------------------
                                           John Zott,
                                           Senior Vice President,
                                            Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION
- ----------                          -----------

    3           Certificate of Amendment of Certificate of
                Incorporation.

   10.18 Credit Agreement dated June 14, 1996, among WMP, Bank of America National Trust and Savings Association

   11.1         Statement re: Computation of Net Income Per Share

   27           Financial Data Schedule