Form 10-Q
period 1996-09-28
WEST MARINE INC
filed 1996-11-12
CIK 912833

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

For the quarter ended September 28, 1996

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________

                        Commission file number 0-22515

                              WEST MARINE, INC.
            (Exact Name of Registrant as Specified in Its Charter)



Delaware                                    77-035-5502
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation  or Organization)


500 Westridge Drive, Watsonville, CA        95076-4100
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)   (Zip Code)

Registrant's Telephone Number, Including Area Code  (408) 728-2700
                                                    --------------

                                      N/A
--------------------------------------------------------------------------------
   Former Name, Former Address and Former Year, if Changed Since Last Report

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                            No
    ----------------                       ----------------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes                                     No
    ----------------                       ----------------


APPLICABLE ONLY TO CORPORATE ISSUERS:
At September 28, 1996, the number of shares outstanding of the registrant's common stock was 16,398,038.

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                                     September 28,   December 30,
        ASSETS                                                           1996            1995
        ------                                                       -------------   -------------
                                                                      (Unaudited)

Current assets:
        Cash                                                            $  1,821         $   399
        Accounts receivable                                                4,311           2,922
        Merchandise inventories                                          113,714          71,374
        Prepaid expense and other current assets                          10,670           3,463
                                                                     -------------   -------------
            Total current assets                                         130,516          78,158

Property and equipment, net                                               27,016          16,500
Intangibles and other assets, net                                         43,390           1,187
                                                                     -------------   -------------
            Total assets                                                $200,922         $95,845
                                                                     =============   =============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
        Accounts payable                                                $ 30,677         $13,597
        Accrued expenses                                                  18,868           5,699
        Current portion of long-term debt                                    362             243
                                                                     -------------   -------------
            Total current liabilities                                     49,907          19,539

Long term debt                                                            26,490           8,284
Deferred items                                                               681             743
                                                                     -------------   -------------
            Total liabilities                                             77,078          28,566

Stockholders' equity:
        Preferred stock, $.001 par value: 1,000,000 shares
          authorized; no shares outstanding
        Common stock, $.001 par value: 50,000,000 shares                      16              15
          authorized; issued and outstanding 16,398,038 at
          September 28, 1996 and 14,938,412 at December 30, 1995
        Additional paid-in capital                                        96,486          50,947
        Retained earnings                                                 27,342          16,317
                                                                     -------------   -------------
            Total stockholders' equity                                   123,844          67,279
                                                                     -------------   -------------
            Total liabilities and stockholders' equity                  $200,922         $95,845
                                                                     =============   =============

See notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts and store data)

                                                  13 Weeks       13 Weeks       39 Weeks       39 Weeks
                                                    Ended          Ended          Ended          Ended
                                                September 28,  September 30,  September 28,  September 30,
                                                    1996           1995           1996           1995
                                                ------------   ------------   ------------   ------------

Net sales                                          $104,547        $60,273       $253,974       $178,579
Cost of goods sold including
buying and occupancy                                 74,312         43,304        178,332        127,174
                                                ------------   ------------   ------------   ------------
    Gross profit                                     30,235         16,969         75,642         51,405
Selling, general and administrative
 expenses                                            21,478         12,339         53,002         36,999
Expenses related to integrating E&B Marine            2,995                         2,995
                                                ------------   ------------   ------------   ------------
    Income from operations                            5,762          4,630         19,645         14,406
Interest expense                                        452            146          1,070          1,222
                                                ------------   ------------   ------------   ------------
    Income before income taxes                        5,310          4,484         18,575         13,184
Provision for income taxes                            2,194          1,770          7,550          5,194
                                                ------------   ------------   ------------   ------------
    Net income                                     $  3,116        $ 2,714       $ 11,025       $  7,990
                                                ============   ============   ============   ============


    Net income per common and common
     equivalent share (note 4):
         Primary and fully diluted                 $   0.18        $  0.17       $   0.66       $   0.55
                                                ============   ============   ============   ============

    Weighted average common and  common
     equivalent shares outstanding (note 4):
         Primary                                     17,629         15,636         16,686         14,438
                                                ============   ============   ============   ============

         Fully diluted                               17,629         15,682         16,751         14,548
                                                ============   ============   ============   ============

Stores open at end of period                                                          151             66
                                                                              ============   ============


See notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                                            39 Weeks        39 Weeks
                                                                             Ended            Ended
                                                                          September 28,    September 30,
                                                                              1996            1995
                                                                          ------------    ------------
Cash flows from operating activities:
  Net income                                                                 $ 11,025        $  7,990
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                              3,550           2,506
     Change in assets and liabilities net of effects of acquisition:
     Accounts receivable                                                       (1,277)         (1,102)
     Merchandise inventories                                                   (4,721)        (14,784)
     Prepaid and other current assets                                            (709)           (744)
     Other assets                                                              (2,499)            (52)
     Accounts payable                                                           3,345           2,674
     Accrued expenses                                                           4,546           1,324
     Deferred rent                                                                (62)             55
                                                                          ------------    ------------
        Net cash provided by (used in) operating activities                    13,198          (2,133)

Cash flows from investing activities:
  Purchase of property and equipment                                          (10,249)         (5,673)
                                                                          ------------    ------------
        Net cash used in investing activities                                 (10,249)         (5,673)

Cash flows from financing activities:
  Net repayments of  line of credit                                            (4,393)        (13,814)
  Repayments on long-term debt                                                                 (5,806)
  Proceeds from issuance of common stock,
   net of offering costs                                                                       27,287
  Sale of common stock pursuant to
   associate stock purchase plan                                                  301             186
  Exercise of stock options                                                     2,565             123
                                                                          ------------    ------------
        Net cash provided by (used in) financing activities                    (1,527)          7,976
                                                                          ------------    ------------

Net increase in cash                                                            1,422             170
Cash:
  Beginning of period                                                             399             311
                                                                          ------------    ------------
  End of period                                                              $  1,821        $    481
                                                                          ============    ============

Other cash flow information:
        Acquisition of E&B Marine, Inc. for 1,197,000 shares
        of common stock (see note 2)                                         $ 41,600
                                                                          ============


See notes to condensed consolidated financial statements.

                               WEST MARINE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-nine Weeks Ended September 28, 1996 and September 30, 1995
                                  (unaudited)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 28, 1996 and September 30, 1995; and the interim results of operations for the 13 and 39 week periods ended September 28, 1996 and September 30, 1995; and cash flows for the 39 weeks then ended. The consolidated balance sheet at December 30, 1995, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended December 30, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 30, 1995.

The results of operations for the 13 and 39 week periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

Pro Forma Income Statement Summary:
-----------------------------------

                                     39 Weeks Ended           39 Weeks Ended
                                   September 28 , 1996      September 30, 1995
                                   -------------------      -------------------

Net sales                                    $311,016                 $269,857
                                             ========                 ========

Net income                                   $ 11,336                 $  9,951
                                             ========                 ========

Net income per share                         $    .65                 $    .63
                                             ========                 ========


Included in the pro forma income statement summary above is a $3.0 million charge to earnings in the third quarter of fiscal 1996 for costs associated with integrating E&B Marine into the operations of the Company.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995: Any forward looking statements contained in the following discussion or
-----
elsewhere in this document involve risks and uncertainties which may cause actual results to differ materially from those discussed. A wide range of factors could contribute to those differences, including the possibility of unanticipated costs and difficulties related to the integration of the E&B Marine acquisition, the dependence of the Company's operating results on continued new store openings and sales increases at existing stores, consumer spending, seasonality and weather, competitive conditions and other risks disclosed in the Company's SEC filings.

General
-------

West Marine distributes its merchandise through three divisions, stores (retail and wholesale) and catalog (retail) under the names of West Marine and E&B Discount Marine as well as Port Supply (wholesale). West Marine operated 151 stores in 25 states as of September 28, 1996, compared to 66 stores in 18 states as of September 30, 1995.

On June 17, 1996, West Marine acquired E&B Marine, Inc., a specialty retailer of marine supplies with 64 stores and a mail order catalog operation (see note 2 of notes to condensed consolidated financial statements). The acquisition was accounted for under the purchase method of accounting. Accordingly, E&B's results of operations for the period subsequent to the acquisition are included with West Marine's results of operations.

Results of Operations
---------------------

Net sales increased $44.3 million, or 73.5%, from $60.3 million during the third quarter of fiscal 1995 to $104.6 million during the third quarter of fiscal 1996. This increase was attributable to increases in net sales from each of the Company's three divisions. Store net sales increased $38.7 million or 84.5%, to $84.5 million primarily due to 22 additional stores opened in the previous twelve months ending September 28, 1996 and the 64 stores acquired on June 17, 1996. Net sales from comparable stores increased 6.3% and contributed $2.9 million of the increase in net sales. Catalog net sales increased $3.9 million, or 49.2%, to $11.8 million. Port Supply net sales increased $1.7 million, or 25.4%, to $8.2 million. Store, catalog and Port Supply net sales represented 76.0%, 13.1% and 10.9%, respectively, of the Company's net sales for the third quarter of fiscal 1995 compared to 80.8%, 11.3% and 7.9%, respectively, of the Company's net sales for the third quarter of fiscal 1996.

Net sales increased $75.4 million, or 42.2%, from $178.6 million during the first nine months of fiscal 1995 to $254.0 million during the first nine months of fiscal 1996. This increase was attributable to increases in net sales from each of the Company's three divisions. Store net sales increased $64.0 million or 48.2%, to $196.6 million. Net sales from comparable stores increased 5.6% and contributed $7.3 million of the increase in net sales. Catalog net sales increased $5.9 million, or 23.0%, to $31.8 million. Port Supply net sales increased $5.5 million, or 27.2%, to $25.6 million. Store, catalog and Port Supply net sales represented 74.3%, 14.4% and 11.3%, respectively, of the Company's net sales for the first nine months of fiscal 1995 compared to 77.4%, 12.5% and 10.1%, respectively, of the Company's net sales for the first nine months of fiscal 1996.


For the third quarter and nine months ended September 28, 1996 net income was $3.1 million, or $.18 per share and $11 million or $.66 per share, respectively. Included in net income were one time costs incurred from the integration of E&B Marine. Net income without the $3.0 million in integration costs for the 13 and 39 weeks ended September 28, 1996 totaled $4.9 million, or $.28 per share and $12.8 million or $.77 per share, respectively.

Gross profit increased $13.3 million, or 78.2%, in the third quarter of 1996 compared to the third quarter of 1995, primarily because of the increase in net sales. Gross profit as a percentage of net sales increased from 28.2% in the third quarter of 1995 to 28.9% in the third quarter of 1996, primarily reflecting improved buying leverage and decreases in the costs of distribution offset by increased occupancy costs as a percentage of net sales primarily at E&B Marine locations.

Gross profit increased $24.2 million, or 47.1%, in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995, primarily because of the increase in net sales. Gross profit as a percentage of net sales increased from 28.8% in the first nine months of fiscal 1995 to 29.8% in the first nine months of fiscal 1996, reflecting improved buying leverage offset by increased occupancy costs as a percentage of net sales primarily at E&B Marine locations and the new West Coast distribution center. During the next two years, the Company plans to replace and consolidate its North Carolina distribution center and its newly acquired Edison, New Jersey distribution center, which could adversely affect gross profits until the replacement distribution center has matured.

Selling, general and administrative expenses increased $9.1 million, or 74.1%, in the third quarter of 1996 compared to the third quarter of 1995, primarily due to increases in direct expenses related to the growth in stores and costs associated with the integration of E&B

Marine. Store direct expenses represented approximately 68.5% or $6.1 million of the increase. As a percentage of net sales, selling, general and administrative expenses remained constant at 20.5% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995.

Selling, general and administrative expenses increased $16.0 million, or 43.3%, in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995, primarily due to direct expenses related to growth in stores and costs associated with the integration of E&B Marine. Store direct expenses represented approximately 66.5% or $10.6 million of the increase. As a percentage of net sales, selling, general and administrative expenses increased from 20.7% in the first nine months of fiscal 1995 to 20.9% in the first nine months of fiscal 1996.

Interest expense increased $306,000 or 209.6% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995, primarily because of higher borrowings under the Company's credit facility during the quarter. The higher borrowings were driven by the assumption of E&B Marine liabilities as a part of the acquisition.


Liquidity and Capital Resources
-------------------------------

The Company's primary sources of capital have been income from operations and bank borrowings. Net cash provided by operations during the first nine months of fiscal 1996 was $13.2 million, consisting primarily of earnings net of depreciation, a $3.3 million increase in accounts payable and a $4.5 million increase in accrued expenses, offset by an $4.7 million increase in inventory, a $1.3 million increase in accounts receivable and a $2.5 million increase in other assets. The inventory increase was primarily attributable to the addition of 22 new stores over the previous 12 months and the expansion of the merchandise selection offered by the Company. Net cash used in investing activities was $10.2 million primarily for the purchase of property and equipment. Net cash used by financing activities during the first nine months of fiscal 1996 was $1.5 million, consisting of $4.4 million from the repayments of the Company's line of credit offset by $2.9 million received from the exercise of stock options and the sales of common stock pursuant to the associate stock purchase program.

Cash increased by $1.4 million during the first nine months of fiscal 1996 from $399,000 at the end of fiscal 1995 to $1.8 million as of September 28, 1996. On June 14, 1996, the Company entered into a new agreement with two banks, increasing its borrowing capacity from $40 million to $60 million. This credit agreement provides for a revolving line of credit up to $60 million and allows for the issuance of commercial and stand by letters of credit up to $5 million and $10 million respectively. The credit agreement is unsecured and contains certain restrictive covenants which are substantially the same as those contained in the previous agreement. The credit agreement expires in July, 1999.

West Marine's primary cash requirements are related to capital expenditures for new stores, including leasehold improvement costs, fixtures, and merchandise inventory for the stores. The Company anticipates capital expenditures approximating $12 million in the next twelve months, primarily for opening and remodeling stores. Management believes that cash flow from operations together with bank debt financing will be sufficient to fund the Company's operations through the next twelve months.


Seasonality
-----------

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

Date: ____________________                      WEST MARINE, INC.


                                  By. __________________________
                                      Crawford L. Cole
                                      President and Chief Executive Officer


                                  By. __________________________
                                      John Zott,
                                      Senior Vice President,
                                      Chief Financial Officer