Form 10-K
period 1996-12-28
WEST MARINE INC
filed 1997-03-26
CIK 912833

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended       Commission File Number
                December 28, 1996                   0-22512

                               WEST MARINE, INC.
            (Exact name of registrant as specified in its charter)

                     Delaware                        77-035-5502
          (State or other jurisdiction of           (IRS Employer
          incorporation or organization)       Identification Number)

                500 Westridge Drive,
              Watsonville, California                 95076-4100
      (Address of principal executive offices)        (Zip Code)

                       Telephone Number: (408) 728-2700

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                        on which registered

         None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 21, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $225,833,440.

At March 21, 1997, the number of shares outstanding of registrant's Common Stock was 16,528,713.

                     DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

PART I
ITEM 1 - BUSINESS

GENERAL

West Marine, Inc. ("West Marine" or the "Company") is the leading specialty retailer of recreational boating supplies and apparel in the United States. At fiscal year-end 1996, the Company offered products through 151 stores in 26 states and through catalogs which it distributes several times each year. The Company's business strategy is to offer an extensive selection of high quality marine supplies and apparel to the recreational aftermarket for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment emphasizing customer service and technical assistance. The Company also is engaged through its Port Supply division and its stores in the wholesale distribution of products to commercial customers and other retailers.

West Marine was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. Unless the context otherwise requires, "West Marine" and the "Company" refer to both West Marine, Inc. and its subsidiaries West Marine Products, Inc. and E&B Marine, Inc. The Company's principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100 and its telephone number is (408) 728-2700.

RECENT DEVELOPMENTS

On June 17, 1996, the Company completed its acquisition of E&B Marine, Inc. (E&B Marine) a specialty retailer of marine supplies with 64 stores and a mail order catalog operation. Under the terms of the acquisition, all of the outstanding shares of E&B Marine were exchanged for approximately 1.2 million shares of West Marine, Inc. common stock. The value of the shares, including the value of stock options converted, was $41.6 million. The acquisition was accounted for as a purchase, and accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of the acquisition. The principal assets acquired and liabilities assumed were inventories ($37.6 million), deferred income taxes ($7.1 million), property ($3.7 million), other assets ($3.8 million), accounts payable and accrued expenses ($23.6 million), debt ($21.6 million), and other liabilities ($1.3 million).

During 1996, the Company expanded its operations -- by acquiring 64 new stores in connection with the E&B Marine acquisition and opening an additional 16 new stores and entering into new geographic markets in South Carolina, Georgia, Alabama, Mississippi, New Hampshire, Wisconsin and Pennsylvania.

EXPANSION STRATEGY

Stores. Since opening its first store in 1975, the Company has grown through internal expansion and acquisitions, and operated 151 stores in 26 states at fiscal year-end 1996. As shown in the table below, the Company has achieved increasing geographic diversification within the United States in recent years. The following table sets forth, by geographic region, the number of stores open at the end of each of the following fiscal years:

                             1992       1993        1994       1995       1996
                             ----       ----        ----       ----       ----
West                          19         20          22         24         27
Great Lakes                                          2          6          18
Gulf Coast                                4          4          4           7
Northeast                     3           6          13         16         44
Atlantic                                  1          2          4          11
Southeast                     5           6          11         18         44
                              -           -          -          -           -
Total                         27         37          54         72         151
                              ==         ==          ==         ==         ===

The Company intends to continue to enhance its store presence in fiscal 1997. West Marine expects that substantially all of its new stores in 1997 will be located in regions other than the West Coast. The Company's expansion plan is dependent upon the Company's ability to further penetrate these markets successfully. The Company will continue to pursue the acquisition of other companies' assets and product lines that either complement or expand its existing business. The Company's ability to expand will depend on a number of factors, including the adequacy of the Company's capital resources and the ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt its distribution and other operational systems. There is no assurance that the Company will be able to achieve its planned expansion or that such expansion will be accomplished on a profitable basis. Failure to achieve its planned expansion could have a material adverse effect on the Company.

Catalog and Port Supply. Although the Company expects that increases in net sales and net income, if any, will be principally due to expansion of its store operations, the Company anticipates growth in its Port Supply operations and its catalog operations. An increased percentage of Port Supply sales in fiscal 1997 is expected to come from the East Coast and Midwest regions due to continued service improvements and ongoing store expansion in these areas. In addition, the Company's Port Supply division is focusing on certain international locations such as the Pacific Rim, the Caribbean, Canada and Mexico. Catalog operations in fiscal 1997 will focus on geographic areas not serviced by West Marine or E&B Marine stores, including Canada and certain other international locations. The Company expects that catalog sales and Port Supply sales will continue to represent declining percentages of the Company's total net sales.

MERCHANDISING

Merchandise Selection. The Company offers its customers the convenience of one-stop shopping through a comprehensive selection of high quality marine supplies and apparel for their complete recreational boating needs. The products distributed by the Company are intended to serve the recreational aftermarket for both sailboats and powerboats, with a large percentage of the Company's products applicable for use with both types of vessels. The Company believes powerboats represent a substantial majority of boats registered in the United States, but that powerboat owners represent a lesser percentage of its current customer base. In fiscal 1996, the Company added over 8,000 items to its inventory selection, the majority of which were specifically aimed at meeting the needs of powerboat owners. The Company does not sell boats (other than inflatable boats and dinghies), sails or inboard motors. The Company's merchandise selection at fiscal 1996 year-end consisted of approximately 32,000 SKUs representing over 1,000 brand names and "West Marine" private label products. The Company believes its private label merchandise provides a competitive advantage by offering customers an assortment of quality and, in some cases, unique merchandise at attractive values.

Merchandise sold by the Company can be divided into three general merchandise categories:

Marine Supplies. The Company offers a wide variety of products which can be generally classified into the following categories:

         o safety equipment, such as lifejackets, liferafts, safety harnesses and bilge pumps

         o anchoring, docking and cordage equipment, such as anchors, rope, chains, fenders and cleats

         o sailboat equipment, such as racing braids, mainsail controls, boom vangs and winches

         o ventilation and plumbing equipment, such as air conditioning units, marine heads and heaters

         o maintenance products, such as paints, varnishes, stains, sealants and marine washers

         o electrical and mechanical equipment, such as solar panels, batteries, alternators and generators

         o inflatable and water sports equipment, such as inflatable boats, skiboards, water skis and wetsuits

         o power boat equipment, such as outboard motors, fuel tanks, steering systems and trailers.

These products include brand name offerings, as well as "West Marine" private label merchandise. Marine supplies represented a substantial majority of the Company's net sales in fiscal 1996.

Electronics. The Company carries state-of-the-art marine global positioning navigational systems ("GPS"), as well as other electronic equipment such as ship-to-shore radios, marine stereos, autopilots, fish finders and depth finders. The Company also offers "West Marine" private label VHF radios and other electrical equipment.

Softgoods. West Marine features a broad selection of high quality boating apparel and footwear including well-known brands. The Company also offers a selection of foul weather gear, shirts, shorts, jackets, hats, boots, and other apparel bearing the "West Marine" private label. Softgoods represented 7% of the Company's net sales in fiscal 1996.

The Company strives to maintain consistent in-stock availability of merchandise. A typical store carries approximately 30% of the 32,000 SKUs offered by the Company. An individual store's merchandise mix is tailored to respond to local market conditions and buying preferences. Any items stocked by the Company but not available in a particular store can generally be shipped to the customer within 24 hours. In addition, the Company can place special orders for customers for products which the Company does not normally stock.

Pricing. The Company's policy is to offer its products at prices that are competitive with the prices charged by other national and regional marine supply specialty retailers in the markets it serves and that are generally lower than prices charged by local independent operators. To implement this pricing policy, the Company monitors pricing at competing stores and adjusts its prices as necessary to ensure competitive positioning. Replaceable price signage is clearly posted on shelving instead of directly on each item, enabling rapid price changes on items in the stores. The Company's commitment to offering competitive prices is supported by its price matching program where the Company will, for a period of 30 days, either match the competitor's price or refund the difference between the Company's price and the competitor's price. Most pricing decisions are made centrally by the Company's buyers. However, store managers are responsible for monitoring local competition and adjusting prices to remain competitive. The Company believes that its competitive pricing policy, together with its price matching program, are important factors in establishing and maintaining a favorable reputation among customers.

SOURCING AND PURCHASING

Vendor Relationships. The Company purchased merchandise from more than 1,000 vendors during fiscal 1996 and achieved significant efficiencies through quantity purchases and direct orders from suppliers. West Marine offers many of the brands best known to its target customers. In fiscal 1996, no vendor accounted for more than

9% of the Company's merchandise purchases and the Company's 20 largest vendors accounted for approximately 36.3% of the Company's merchandise purchases. The Company deals with its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing.

The Company strives to maintain strong and interactive relationships with its vendors. Buyers meet regularly with major vendors to stay abreast of new products, new technology and prices. In addition, West Marine conducts a "Very Important Vendor" Program once a year at which key vendors are encouraged to discuss their business and relationship with the Company's key executives. The Company works closely with its vendors, frequently sharing information regarding market research and the Company's performance and goals. The Company also receives cooperative advertising allowances from certain vendors.

Private Label Merchandise. The Company's private label merchandise is manufactured to the Company's specifications on a contract basis domestically, and to a lesser extent, in Europe and the Pacific Rim, and typically has higher gross margins than brand name merchandise. The Company has no long-term contracts with its manufacturing sources and competes with other companies for production facilities and import quota capacity.

Purchasing. The Company's Senior Vice President of Merchandising, oversees the purchasing of the Company's merchandise. This manager supervises a group of buyers, each of whom has responsibility for specified product categories. The Company's buyers are also responsible for specifying private label merchandise and for contracting the manufacture of these goods and assuring their delivery. The Company's Assistant Vice President, Inventory Management oversees a staff responsible for managing inventory levels in the distribution facilities and the stores and for minimizing in-store out-of-stocks. Inventory managers are assisted by a sophisticated management information system which provides them with current inventory, price and volume information by SKU and recommended purchase quantities, allowing them to react quickly to market changes.

CUSTOMER SERVICE

The Company is committed to achieving total customer satisfaction and to encouraging repeat business by providing a high level of knowledgeable, attentive and personalized customer service. To develop responsive, well-trained sales associates, the Company has devoted significant resources to developing and implementing extensive employee training programs aimed at increasing product knowledge and responsiveness to customer needs. In addition, the Company provides a price matching program, special order capabilities and a "no hassle" satisfaction guarantee that permits customers who are not completely satisfied to return any items for an exchange, credit or refund. To educate customers on the latest developments in boating and product offerings, the Company conducts classes and seminars. The Company's master catalog also provides technical information relating to various marine subjects. To provide customers easy access to factory authorized repair service, the Company maintains an in-house service center at its facilities in Hollister, California to repair electronics, outboard motors and inflatable boats. Based on information received from its customers, the Company believes it has established a reputation for excellent customer service.

SITE SELECTION AND STORE DESIGN

In selecting which markets to enter, the Company evaluates a number of criteria, including proximity to existing operations and the performance of catalog sales in that market, as well as the size, strength and merchandising philosophy of potential competitors. In choosing specific sites within a market, the Company applies standardized site selection criteria which take into account numerous factors including the number of boat slips and boats within a certain radius, local demographics and overall retail activity.

Most of the Company's stores are located adjacent to or near boat marinas to provide customers convenient access. Most stores have large, readily identifiable signage, easy access from major roads and adequate customer parking. The stores currently range in size from approximately 3,000 to 15,100 square feet. The Company generally seeks to open stores of approximately 7,500 square feet. The stores are generally open seven days and, during the boating season, six nights per week, including most holidays.

The format of West Marine and E&B Marine stores depends to a certain degree on the size of the store and the buying patterns of the local markets. Merchandise is displayed in functional product groupings clearly identified by signs hanging in each aisle. The layout of the store is designed to expose each customer to a large proportion of the store's product offerings and to stimulate customer purchases. For example, frequently purchased items such as rope, varnish and other maintenance supplies are generally displayed at the rear of the store, whereas items that are higher margin and have a strong impulse purchasing orientation are displayed in the front of the store. Eye-catching end-cap displays feature new product offerings or promotional items or focus on a particular product category, such as safety equipment. The Company's brightly lit, well organized stores are designed to provide an enjoyable shopping environment.

STORE OPERATIONS

Management and Associates. The Company's stores are organized into geographic regions with a regional manager responsible for each region. Regional managers report to the Chief Operating Officer. Each region is then organized into districts, each with a district manager responsible for the store operations within his or her district. The Company's district managers frequently visit the cluster of stores within their respective geographic areas to monitor financial performance and ensure adherence to Company's operating standards. The typical staff for a West Marine store consists of one store manager, an assistant store manager, an inventory manager and between eight and twenty additional hourly sales associates, most of whom work part-time. Store managers make all hiring decisions, monitor and respond to local competitive forces and, in certain cases, supplement their stores' merchandise mix with products suited for their specific market.

Training and Compensation. Customer service is a defining feature of the West Marine corporate culture. The Company believes that knowledgeable and enthusiastic sales associates have a direct impact on profitability. The Company places great emphasis on associate training, offering new hire training, on-the-job training, and additional self-paced training and field tests to help ensure that sales associates are thoroughly familiar with the technical elements of the Company's product offerings. Store managers, most of whom are drawn from the Company's sales associates, also complete an intensive training program. In addition, each new district manager attends a multistore training program and thereafter participates in semi-annual training workshops.

All store and district managers and all sales associates participate in an incentive plan that ties compensation awards to the achievement of specified store profits, group performance goals and overall Company profits. In addition, the Company advocates broad-based participation in its stock option plans and all associates and managers are eligible to receive option grants. The Company believes that through its training programs, incentive pay and stock option and stock purchase programs, it has developed a sense of ownership amongst the associates which has served to limit turnover in its store staff.

CATALOG OPERATIONS

The Company's catalog operations offer customers convenience in the purchasing of recreational boating supplies and apparel. In addition, catalog operations also service retail markets where the Company has not opened stores. The Company believes that catalog operations have served as an effective marketing and advertising tool for the Company's store operations.

The Company mails master merchandise catalogs throughout the United States once a year. In addition, smaller seasonal full-color catalogs and flyers are mailed monthly. The Company believes sales growth has been attributable to the enhancement of its master catalog as well as continued refinement of its mailing strategies. The catalogs also provide technical information regarding product offerings and advertises seminars and other promotional events sponsored by the Company and the locations of the Company's stores.

During fiscal 1997, the Company plans to release three versions of its master catalog. One version will feature the complete selection of products offered by the Company (approximately 32,000 SKUs) while the other two versions will focus on sailboat related items and powerboat related items, respectively. Each of these catalogs will feature approximately 22,000 of the Company's 32,000 SKUs. The Company believes this will be a cost efficient means of focusing advertising efforts on target market segments.

The Company maintains an extensive mailing list for distribution of its catalogs. The Company solicits requests for its catalogs through card decks, its own website, and ads in international boating magazines. Each store customer is offered a catalog and requested to join the Company's mailing list. The Company also rents mailing lists from the publishers of boating magazines and others.

The Company composes and produces complete camera-ready copy and artwork for its catalogs at its executive offices in Watsonville, California, utilizing a desktop publishing system. This enables the Company to make both pricing and product changes until shortly before the catalogs are printed. The Company's catalogs are printed and distributed by a leading commercial printer which produces similar publications for several other mail-order merchandisers.

The Company receives all catalog orders by mail or telephone at its Watsonville, California office or its Edison, New Jersey call center. Merchandise is then distributed to customers from one of the Company's distribution facilities. The Hollister distribution facility services primarily the West Coast while the Charlotte, North Carolina distribution facility services primarily the Northeast, Southeast, Gulf Coast, Great Lakes and Midwest. The Company's Edison, New Jersey facility does not fulfill catalog orders. The Company believes that having distribution centers on both coasts and its large in-stock merchandise selection are competitive advantages, enabling the Company to respond to mail and telephone orders promptly.

PORT SUPPLY OPERATIONS

The Company's Port Supply division was created to take advantage of purchasing and distribution efficiencies and to address a broader customer base. Through this division, the Company distributed marine supplies at wholesale prices to approximately 19,000 commercial customers in fiscal 1996, including customers involved in boat sales, boat building, yacht chartering, sailmaking and commercial fishing, as well as to other marine supplies retailers who resell the items. Most of the Port Supply division's customers are located on the West Coast, primarily in California. However, as the Company expands its store operations, the Company expects growth in the Port Supply operations to come from regions other than the West Coast. The Port Supply division's sales force is supervised by the Vice President and General Manager of this division. The Company distributes its master catalog, together with a wholesale price list, to its customers and prospective customers annually and issues supplemental wholesale pricing information periodically.

DISTRIBUTION

The Company has three distribution centers, one located on the West Coast and two located on the East Coast. The West Coast distribution center is 162,000 square feet and is located in Hollister, California. The East Coast distribution centers are located in Charlotte, North Carolina and Edison, New Jersey and are 115,000 square feet and 185,000 square feet, respectively. The Company's merchandise is received, inspected, processed, warehoused and distributed through these three facilities. The Hollister facility services primarily the West Coast while the North Carolina and New Jersey facilities service primarily the Northeast, Southwest, Gulf Coast and Great Lakes, in each case depending upon product distribution efficiencies. During 1997, the Company plans to consolidate its two East Coast distribution centers into one expanded facility in or near Rockhill, South Carolina.

Vendors ship all products to one of the distribution centers where the merchandise is inspected, verified against the original purchase order, ticketed and repackaged for shipment to stores and to catalog and Port Supply customers. Various methods of transportation are used to ship products, including truck and air freight and the Company's trucks and vans. Store inventory levels are analyzed through the Company's management information systems. The store level automatic replenishment system maintains variable stock levels for each SKU in each store location. The inventory purchasing system maintains variable stock levels for each SKU in each distribution center location. Normally, merchandise is sent to stores once a week. However, during certain seasonal periods, stores may receive more than one shipment per week.

INFORMATION SYSTEMS

West Marine has invested significant resources in management information systems that provide store managers and corporate management daily information on sales, gross margins and inventory levels. The Company utilizes a fully integrated software system which runs on multiple IBM AS/400 computers. This third party system has been designed to integrate all major aspects of the Company's business including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, as well as various financial systems. The Company has recently implemented a radio-frequency-based version of the system in its West Coast distribution center and plans to deploy this system in its consolidated East Coast distribution center in 1997. All purchasing functions are processed through a secondary software application which is fully integrated with the core system.

Each of the Company's stores is linked to the Company's headquarters through a point-of-sale system that provides inventory look up and sales history and permits electronic mail. The point-of-sale system keeps a record, updated daily, of each merchandise item from receipt to sale. The system permits "price look-up" and on-line credit card approval and also has scanning capabilities, which are expected to improve transaction accuracy, speed checkout time and increase overall store efficiency when fully implemented.

The Company believes that the systems it has developed will enable it to continue to improve customer service, operational efficiency and management's ability to monitor critical performance factors.

MARKETING

In addition to its catalogs and monthly sales flyers, the Company advertises in local boating magazines and trade journals, sponsors and participates in boating events, conducts technical seminars for customers on topics ranging from marine safety to advances in marine electronics, and supports boating and environmental organizations. The Company also sponsors and participates in a variety of recreational boating activities.

In connection with store openings, the Company conducts a grand opening at which prizes are awarded, sale prices are instituted and gifts are provided to customers. The Company also donates $1 for every person attending a store grand opening to a local environmental or community group and also contributes to these groups on a regular basis by providing financial support or free products.

In connection with its promotional efforts, the Company leases or owns several boats, including a 40-foot sailboat. These boats are equipped with a variety of the products distributed by the Company and are used to test products before and after the Company decides to distribute them. Sales associates and managers are encouraged to participate as crew on the boats to familiarize themselves with the products sold by the Company.

COMPETITION

The retail market for marine supplies is highly competitive and the Company expects the level of competition to increase. The Company's stores compete with other national specialty marine supply stores such as Boat/U.S. and Boaters World. Many of these competitors have stores in the markets in which the Company now operates and in which it plans to expand. The Company also competes with a wide variety of local and regional specialty stores and, to a lesser extent, sporting good stores and mass merchants. The Company's catalog operations compete with other catalog retailers as well as competitors' stores and with the Company's own stores as stores expand into markets historically serviced by the Company's catalog division. The Company also has a number of competitors in the wholesale distribution of marine products. Certain of the Company's competitors have greater financial, marketing and other resources than the Company. In addition, a key competitive factor in the marine supplies market is price. Competitive pressures resulting from competitors' pricing policies have adversely affected the Company's gross margins and such pressures are expected to continue.

The principal factors of competition in the Company's marketplace are quality and variety of merchandise, price, customer service and convenience. The Company believes that it competes successfully on the basis of all such factors.

TRADEMARKS AND SERVICE MARKS

The Company is the owner in the United States of the trademark and service mark "West Marine", and "E&B Marine", among others. These marks are registered with the United States Patent and Trademark Office. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal.

ASSOCIATES

As of December 28, 1996, the Company had 2,704 associates, of whom approximately 1,569 were full-time and approximately 1,135 were part-time and temporary. In addition, a significant number of seasonal associates are hired during the Company's peak selling seasons.

EXECUTIVE OFFICERS

The following table sets forth information regarding the executive officers of the Company:


Name                     Age       Position
Randolph K. Repass       53        Chairman of the Board
Crawford Cole            38        President, Chief Executive Officer and Director
Richard E. Everett       43        Executive Vice President, Chief Operating Officer and Director
John C. Zott             38        Senior Vice President, Finance, Chief Financial Officer and Secretary
Robert Hebeler           39        Senior Vice President, Merchandise

         Randolph K. Repass has been Chairman of the Board of the Company since founding the Company in 1968 and was the Company's Chief Executive Officer from 1968 until April 1995. He served as President from 1968 to 1990 and reassumed the position of President temporarily in 1993. Mr. Repass began his career in engineering and marketing with Fairchild Semiconductor in 1966. He is the President of Sail America, a sailing industry asociation and is currently Chairman of the Board of New England Ropes, Inc. He received a B.S. degree in electrical engineering from Duke University.

         Crawford L. Cole became President and Chief Executive Officer of the Company in April 1995 and has served as a director since 1990. From August 1993 to April 1995, Mr. Cole was a self-employed business consultant. He was the Company's President from July 1990 to August 1993. From July 1987 to May 1990, Mr. Cole was a Senior Vice President of Northern Automotive, an autoparts retailer. Mr. Cole holds a B.S. degree in mechanical engineering from the University of Virginia and an M.B.A. from the University of Georgia.

         Richard E. Everett joined West Marine in 1980, became Executive Vice President Chief Operating Officer in 1995 and has served as a director since 1994. He currently oversees the Company's store operations, real estate, store planning and construction. During his career with West Marine, Mr. Everett has held a number of positions in store operations. He began as a store associate, was promoted to a store manager, and has served as district manager for several of the Company's districts. Prior to his current position in West Marine, Mr. Everett was Senior Vice President of Store Operations. He founded and operated a sailboat rigging company prior to joining West Marine. Mr. Everett received a B.S. degree from the College of Natural Resources at the University of California, Berkeley.

         John Zott joined the Company in 1990, became Senior Vice President in 1995, and has served as Chief Financial Officer since 1990. Prior to that, Mr. Zott was the Controller for The Nature Company, a specialty retailer, from 1988 to 1990. Mr. Zott holds a B.S. degree in accounting and an MBA from the University of Detroit.

         Robert E. Hebeler joined the Company in January 1996, as Senior Vice President of Merchandising. Prior to that, Mr. Hebeler was the Vice President of Merchandising and Marketing for Gander Mountain Inc., a specialty retailer and cataloger from 1993 to 1996. Mr. Hebeler holds a B.A. degree from Michigan State University and an M.M.A. degree from Aquinas College.

ITEM 2 -- PROPERTIES

The Company's corporate offices are located in a 95,000 square foot facility in Watsonville, California, which the Company occupies under a lease expiring in 2007. The Company operates a 162,000 square foot distribution center located in Hollister, California with a lease that expires in 2010. The Company also occupies a 115,000 square foot facility located in Charlotte, North Carolina and a 185,000 square foot facility in Edison, New Jersey. These leases expire in 2001 and 1998, respectively. During 1997, the Company plans to consolidate its two East Coast distribution centers into one expanded facility in or near Rockhill, South Carolina.


At December 28, 1996, the Company's 151 stores included an aggregate of approximately 1,279,392 square feet of space. The Company's stores are all leased, typically for a ten year term, with options to renew for additional terms. In most cases, the Company pays a fixed rent. Substantially all of the leases require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses.


ITEM 3 - LEGAL PROCEEDINGS

Litigation

         The Company is not a party to any material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



         PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

West Marine, Inc. common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol WMAR. The following table sets forth for the period indicated, the high and low closing sales prices for the Company's common stock, as reported by the Nasdaq Stock Market.

                                      FIRST     SECOND     THIRD     FOURTH
                                     QUARTER    QUARTER   QUARTER    QUARTER
FISCAL 1996
-----------
Stock trade price:
     High                            $24 1/2    $37 1/2   $39 3/4    $37
     Low                             $15 1/4    $24 1/4   $26 1/4    $26 3/4

FISCAL 1995
-----------
Stock trade price:
     High                            $26 1/2    $26       $30 3/4    $35
     Low                             $27 1/2    $23 1/2   $25        $28 3/4

As of March 21, 1997, there were approximately 2,160 holders of record of the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA
(in thousands, except per share and operating data)

                                                FISCAL     FISCAL      FISCAL      FISCAL      FISCAL
                                                 1992       1993        1994        1995        1996
Consolidated Income Statement Data:
Net sales ..................................  $ 97,117    $122,815    $169,923    $224,204    $323,300
Income from operations .....................     5,819       6,904      10,935      16,198      21,156
Income before income taxes .................     5,134       5,903       9,740      14,819      19,490
Net income .................................                             5,985       8,975      11,566
Pro forma net income (1) ...................     3,080       3,542
Net income per common and common
    equivalent share:
        Primary ............................                          $   0.45    $    .61    $   0.68
        Fully diluted ......................                          $   0.45    $    .60    $   0.68
Pro forma net income per common and
    common equivalent share (1):
        Primary and fully diluted...........              $   0.34

Supplemental pro forma net income per
    common and common equivalent share (1):
        Primary ............................  $   0.28    $   0.30
        Fully diluted ......................  $   0.27    $   0.30
Consolidated Balance Sheet Data:
-------------------------------
Working capital ............................  $ 12,600    $ 21,724    $ 30,757    $ 58,619    $ 92,948
Total assets ...............................    36,050      46,458      70,385      95,845     211,514
Long-term debt .............................     7,446       4,459      12,297       8,284      37,997
Operating Data:
--------------
Stores open at year-end ....................        27          37          54          72         151
Comparable store net sales increase ........       4.3%        8.0%       15.8%        9.0%        5.4%

(1) Pro forma net income reflects the Company's earnings as if it had been a C Corporation for tax puposes. Pro forma net income per share is based on the weighted average common and common equivalent shares outstanding during the period as calculated using the treasury stock method. For purposes of this calculation, all stock options granted within one year of the Company's initial public offering are treated as outstanding for all periods. The supplemental pro forma net income per share calculation is based upon the weighted average shares used in the pro forma net income per share calculation plus 803,213 shares offered by the Company in its initial public offering to fund the $10 million distribution of undistributed taxable S Corporation earnings.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPANY OVERVIEW
West Marine distributes its merchandise through three divisions, stores (retail and wholesale) and catalog (retail) under the names of West Marine and E&B Marine as well as Port Supply (wholesale). West Marine operated 151 stores in 26 states as of December 28, 1996, compared to 72 stores in 19 states as of December 30, 1995.

On June 17, 1996, West Marine acquired E&B Marine, Inc., a specialty retailer of marine supplies with 64 stores and a mail order catalog operation (see note 2 to consolidated financial statements). The acquisition was accounted for under the purchase method of accounting. Accordingly, E&B Marine's results of operations for the period subsequent to the acquisition are included with West Marine's results of operations.

RESULTS OPERATIONS
The following table sets forth certain income statement components expressed as a percent of sales:

                                                 FISCAL     FISCAL     FISCAL
                                                  1996       1995       1994
                                                  ----       ----       ----
Net sales.....................................   100.0%     100.0%     100.0%
Cost of goods sold including buying
     and occupancy ...........................    70.8       71.4       71.1
                                                 -----      -----      -----
Gross profit .................................    29.2       28.6       28.9
Selling, general and administrative
     expenses.................................    21.7       21.4       22.5

Expenses related to integrating E&B Marine....     0.9         __         __
                                                 -----      -----      -----
Income from operations........................     6.6        7.2        6.4
Interest expense .............................     0.5        0.6        0.7
                                                 -----      -----      -----
Income before income taxes ...................     6.1        6.6        5.7
Provision for income taxes ...................     2.5        2.6        2.2
                                                 -----      -----      -----
Net income....................................     3.6%       4.0%       3.5%
                                                 =====      =====      =====

FISCAL 1996 COMPARED  TO FISCAL 1995
During 1996 the Company reported record sales and profits. Sales for 1996 increased 44.2% to $323.3 million compared to $224.2 million in 1995. This increase was attributable to increases in sales from each of the Company's three divisions. Store sales increased 51.0% to $250.3 million. The increase in store sales was primarily due to the acquisition of the 64 E&B Marine stores in June 1996 and the 16 additional West Marine stores opened in 1996. Net sales from comparable West Marine stores increased 5.4% and contributed $8.7 million, or 10.3% of the increase. Catalog sales increased 24.6% to $40.8 million. The Company believes that the Catalog sales increase is attributable to the E&B Marine acquisition as well as a refined mailing strategy and product mix enhancements. Port Supply sales increased 25.5% to $32.2 million, resulting primarily from the Company's continued East Coast expansion. During the first six months of 1997, the Company expects sales increases to be positively affected by the E&B Marine merger.

Gross profit increased 47.0% in 1996 compared to 1995 primarily due to the increase in sales. Gross profit as a percentage of sales increased to 29.2% in 1996 from 28.6% in 1995, primarily reflecting improved buying leverage offset by increased occupancy costs as a percentage of net sales primarily at E&B Marine locations and the West Coast distribution center that opened in the early part of 1996. During the next year, the Company plans to replace and consolidate its North Carolina distribution center and its newly acquired Edison, New Jersey distribution center, which could increase costs which would have an adverse affect on gross profits until the replacement distribution center has matured.

Selling, general and administrative expenses increased $22.2 million, or 46.3%, in 1996, primarily due to increases in direct expenses related to the growth in West Marine stores and the acquired E&B Marine stores. Store direct expense represented approximately 69.1% of the $22.2 million increase. As a percentage of sales, selling, general and administrative expenses increased from 21.4% in 1995 to 21.7% in 1996 primarily due to the growth in stores.

Expenses related to integrating E&B Marine totaled $3.0 million or .9% of 1996 sales. Such costs represented one time charges for the closing of the E&B Marine corporate headquarters, converting E&B Marine distribution, buying and financial operations to West Marine systems and other non-recurring expenses.

Income from operations increased $5.0 million, or 30.6% , from 1995 to 1996. As a percentage of net sales, income from operations decreased to 6.6% in 1996 from 7.2% in 1995. Excluding E&B Marine integration costs of $3 million, income from operations increased 38.8% and as a percentage of sales was 7.5% in 1996.

Interest expense increased $287,000 or 20.8%, in 1996 compared to 1995, primarily as a result of higher average borrowings under the Company's line of credit during 1996, principally to fund increased levels of inventory due to the increase in stores.


FISCAL 1995 COMPARED  TO FISCAL 1994
Sales for 1995 increased 31.9% to $224.2 million compared to $169.9 million in 1994. This increase was attributable to increases in sales from each of the Company's three divisions. Store sales increased 33.2% to $165.8 million. The increase in store sales was primarily attributable to new store openings and increases in sales of existing stores. The opening of 18 stores in 1995 contributed $10.3 million or 24.9% of the increase. Sales from comparable stores increased 9.0% and contributed $10.8 million, or 26.2% of the increase. Catalog sales increased 30.3% to $32.8 million. The Company believes that the increase in catalog sales reflected the increase in size of the Company's master catalog from 720 pages in 1994 to 864 pages in 1995, along with a more focused circulation strategy. Port Supply sales increased 26.2% to $25.6 million, resulting primarily from the Company's continued East Coast expansion and the addition of overnight delivery service to the Florida market.

Gross profit increased 30.6% in 1995 compared to 1994 primarily due to the increase in sales. Gross profit as a percentage of sales decreased to 28.6% in 1995 from 28.9% in 1994, primarily reflecting increased purchasing and distribution costs. During December 1995, the Company successfully completed a move of its West Coast distribution center into a 162,000 square-foot facility in Hollister, California.

Selling, general and administrative expenses increased $9.8 million, or 25.6%, in 1995, primarily due to increases in store operating expenses relating to the growth in stores. New store expenses represented approximately 66.8% of the $9.8 million increase. As a percentage of sales, selling, general and administrative expenses decreased from 22.5% in 1994 to 21.4% in 1995. The improvement in the selling, general and administrative expense rate resulted from the allocation of overhead and fixed expenses over a larger sales base.

Income from operations increased $5.3 million, or 48.1%, from 1994 to 1995. As a percentage of net sales, income from operations increased to 7.2% in 1995 from 6.4% in 1994.

Interest expense increased $184,000, or 15.4%, in 1995 compared to 1994, primarily as a result of higher weighted average interest rates during 1995 and, to a lesser extent, higher average borrowings under the Company's line of credit, principally to fund new stores.


LIQUIDITY AND CAPITAL RESOURCES
During 1996, the Company's primary sources of capital were from operations and bank borrowings. Net cash provided by operations during 1996 was $6.3 million, consisting primarily of earnings excluding depreciation and changes in deferred income taxes, a $6.3 million increase in accounts payable, offset by a $13.7 million increase in inventory, a $3.6 million increase in accounts receivable, prepaid expenses and other assets, and a $2.3 million increase in accrued expenses. The inventory increase was primarily attributable to the addition of 16 new West Marine stores opened in 1996 as well as enhancing the product selection at the 64 E&B stores acquired, and the expansion of the merchandise selection offered by the Company. Net cash used in investing activities was $16.2 million primarily for the purchase of property and equipment. Net cash provided from financing activities was $10.5 million, consisting of $7.3 million from the Company's line of credit and $3.5 million received from the exercise of stock options and the sales of common stock pursuant to the associate stock purchase plan, offset by repayments on the Company's long term debt of $305,000.

Cash increased by $495,000 during 1996 from $399,000 at the end of fiscal 1995 to $894,000 at the end of fiscal 1996. West Marine's primary cash requirements are related to capital expenditures for new stores, including leasehold improvement costs and fixtures, and merchandise inventory for stores. The Company expects to spend approximately $20 million on capital expenditures during 1997. The Company intends to pay for its expansion through cash generated from operations and bank borrowings. The Company believes that cash from operations, together with the current credit line will be sufficient to fund the Company throughout 1997.

At December 28, 1996, the Company had available a $60 million revolving line of credit with two banks which expires on July 4, 1999. Depending on the Company's election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor ranging from .6% to 1.0%. As of December 28, 1996, borrowings from the credit line were $37 million bearing interest at rates ranging from 6.18% to 6.37%. As of December 30, 1995, borrowings from the credit line were $8 million bearing interest at 6.41%. In connection with the acquisition, the Company assumed $20 million of E&B Marine's obligations which were transferred into the Company's existing line of credit. The loan agreements are unsecured and contain certain restrictive covenants including maximum leverage ratio, minimum cash flow coverage ratio, minimum working capital, and maximum funded debt ratio, and restricts the repurchase or redemption of stock and the paying of dividends. In February 1997, the Company amended its bank agreements increasing its available line of credit to $70 million which will be reduced to $60 million on June 28, 1997.

BUSINESS TRENDS
West Marine's growth in sales has been principally fueled by geographic expansion through acquisition, the opening of new stores and, to a lesser extent, by comparable-store net sales increases. Although the Company believes that the Catalog and Port Supply divisions will continue to grow, future Company net sales and profit growth, if any, will be increasingly dependent on the opening and profitability of new stores. The Company's Catalog division has also faced market share erosion in markets where stores have been opened by either the Company or competitors. Management expects this trend will continue.

In most of the Company's product categories, prices have remained stable or have declined over the last three years, a trend which management expects is likely to continue. As a result, sales increases during such periods have generally not been attributable to increases in prices. In recent years, competition has increased which has adversely affected the Company's gross profits. These competitive and pricing pressures are likely to continue.

SEASONALITY
Historically, the Company's business has been highly seasonal. As a result of the acquisition of E&B Marine, the Company is even more susceptible to seasonality as a larger percentage of E&B Marine stores' sales occur in the second and third quarters of the year. During 1996, 63.1% of the Company's net sales and an even higher percentage of its net income occurred during the second and third quarters, principally during the period from April through July which represents the peak boating months in most of the Company's markets. In addition, the Company will become even more susceptible to seasonality and weather as it continues to expand its operations in the Northeast and Midwest.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements in this filing or in documents incorporated by reference herein that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. Set forth below are certain important factors that could cause the Company's actual results to differ materially from those expressed in any forward-looking statements.

The Company's growth has been fueled principally by the E&B Marine acquisition and the Company's store operations. If the Company were to encounter unanticipated costs and difficulties related to the integration of the E&B Marine acquisition this could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired business, potential adverse short-term effects on the Company's operating results and amortization of acquired intangible assets. The Company's continued growth depends to a significant degree on its ability to continue to expand its operations through the opening of new stores and to operate those stores profitably, as well as increasing sales at its existing stores. The Company's planned expansion is subject to a number of factors, including the adequacy of the Company's capital resources and the Company's ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt its distribution and other operations systems.

The market for recreational boating supplies is highly competitive. Competitive pressures resulting from competitors' pricing policies have adversely affected the Company's gross profit and such pressures are expected to continue. Furthermore,the expected consolidation of the Company's East Coast distribution facilities could disrupt the Company's business and adversely affect gross profits. In addition, the Company's operations could be adversely affected if unseasonably cold weather, prolonged winter conditions or extraordinary amounts of rainfall were to occur during the peak boating season in the second and third quarters.

Additional factors which may affect the Company's financial results include consumer spending on recreational boating supplies, environmental regulations, demand for and acceptance of the Company's products and other risk factors disclosed from time to time in the Company's SEC filings.

INDEPENDENT AUDITORS' REPORT

[DELOITTE & TOUCHE LOGO]

The Board of Directors and Stockholders

West Marine, Inc.,

         We have audited the accompanying consolidated balance sheets of West Marine, Inc. and subsidiaries (the "Company") as of December 28, 1996 and December 30, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 1996 and December 30, 1995 and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche

San Francisco, California

February 12, 1997

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                        FISCAL     FISCAL
                                                                       YEAR-END   YEAR-END
     ASSETS                                                              1996       1995
   ----------                                                          --------   --------
Current assets:
     Cash ..........................................................   $    894   $    399
     Accounts receivable, net .....................................       3,742      2,922
     Merchandise inventories .......................................    122,731     71,374
     Prepaid expenses and other current assets .....................     10,803      3,463
                                                                       --------   --------
                  Total current assets .............................    138,170     78,158

Property and equipment, net ........................................     30,654     16,500
Intangibles and other assets, net ..................................     42,690      1,187
                                                                       --------   --------
                  Total assets .....................................   $211,514   $ 95,845
                                                                       ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
   ----------------------------------------
Current liabilities:
     Accounts payable ..............................................   $ 33,627   $ 13,597
     Accrued expenses ..............................................     10,901      5,699
     Current portion of long-term debt .............................        694        243
                                                                       --------   --------
                  Total current liabilities ........................     45,222     19,539

Long-term debt .....................................................     37,997      8,284
Deferred items and other non-current obligations ...................      1,764        743

Stockholders' equity:
     Preferred stock, $.001 par value: 1,000,000 shares
       authorized; no shares outstanding
     Common stock, $.001 par value: 50,000,000 shares
       authorized; issued and outstanding 16,494,205
       and 14,938,412 at fiscal year-end 1996 and 1995, respectively         16         15
     Additional paid-in capital ....................................     98,632     50,947
     Retained earnings .............................................     27,883     16,317
                                                                       --------   --------
                  Total stockholders' equity .......................    126,531     67,279
                                                                       ========   ========
                  Total liabilities and stockholders' equity .......   $211,514   $ 95,845
                                                                       ========   ========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts and store data)

                                              FISCAL     FISCAL     FISCAL
                                               1996       1995       1994
                                             --------   --------   --------
Net sales ................................   $323,300   $224,204   $169,923
Cost of goods sold including
  buying and occupancy ...................    228,888    159,988    120,745
                                             --------   --------   --------
     Gross profit ........................     94,412     64,216     49,178
Selling, general and administrative
  expenses ...............................     70,261     48,018     38,243
Expenses related to integrating E&B Marine      2,995
                                             --------   --------   --------
     Income from operations ..............     21,156     16,198     10,935
Interest expense .........................      1,666      1,379      1,195
                                             --------   --------   --------
     Income before income taxes ..........     19,490     14,819      9,740
Provision for income taxes ...............      7,924      5,844      3,755
                                             ========   ========   ========
     Net income ..........................   $ 11,566   $  8,975   $  5,985
                                             ========   ========   ========
     Net income per common and common
       equivalent share
               Primary ...................   $   0.68   $   0.61   $   0.45
                                             ========   ========   ========
               Fully diluted .............   $   0.68   $   0.60   $   0.45
                                             ========   ========   ========
     Weighted average common and  common
       equivalent shares outstanding
               Primary ...................     16,948     14,766     13,198
                                             ========   ========   ========
               Fully diluted .............     16,951     14,860     13,198
                                             ========   ========   ========
Stores open at end of year ...............        151         72         54
                                             ========   ========   ========


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)


                                                                 COMMON STOCK        ADDITIONAL                    TOTAL
                                                             --------------------     PAID-IN     RETAINED      STOCKHOLDERS'
                                                             SHARES        AMOUNT     CAPITAL     EARNINGS         EQUITY
                                                           ------------------------------------------------------------------
Balance at fiscal year-end, 1993 ......................    12,394,452        $13      $23,054     $ 1,749         $ 24,816

Net income ............................................                                             5,985            5,985

Exercise of stock options, including tax benefit ......        96,274                      68                           68

Distributions to stockholders .........................                                              (392)            (392)
-----------------------------------------------------------------------------------------------------------------------------
Balance at fiscal year-end, 1994 ......................    12,490,726         13       23,122       7,342           30,477

Net income ............................................                                             8,975            8,975

Sale of common stock pursuant to secondary offering,
     net of offering costs of $373 ....................     2,360,000          2       27,284                       27,286

Exercise of stock options, including tax benefit ......        56,562                     247                          247

Sale of common stock pursuant to associate stock
     purchase plan ....................................        31,124                     294                          294
-----------------------------------------------------------------------------------------------------------------------------
Balance at fiscal year-end, 1995 ......................    14,938,412         15       50,947      16,317           67,279

Net income ............................................                                            11,566           11,566

Issuance of common stock in the E&B Marine acquisition.     1,195,486          1       39,192                       39,193

Value of stock options converted in the E&B Marine
     acquisition ......................................                                 2,382                        2,382

Exercise of stock options .............................       313,275                   2,791                        2,791

Tax benefit from exercise of non-qualified stock options                                2,660                        2,660

Sale of common stock pursuant to associate
               stock purchase plan.....................        47,032                     660                          660
-----------------------------------------------------------------------------------------------------------------------------
Balance at fiscal year-end, 1996 ......................    16,494,205        $16      $98,632     $27,883         $126,531
                                                          ===========        ===      =======     =======         ========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands, except share data)

                                                                          FISCAL      FISCAL      FISCAL
                                                                           1996        1995        1994
                                                                         --------    --------    --------
Cash flows from operating activities:
  Net income .........................................................   $ 11,566    $  8,975    $  5,985
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization ..................................      5,651       3,425       2,357
        Provision for deferred income taxes ..........................      2,115         647        (630)
        Provision for doubtful accounts ..............................        278         240         215
      Change in assets and liabilities, net of effect of acquisitions:
       Accounts receivable ...........................................       (986)       (786)       (892)
       Merchandise inventories .......................................    (13,738)    (19,591)    (16,066)
       Prepaid expenses and other current assets .....................     (1,899)       (766)     (1,205)
       Other assets ..................................................       (683)       (121)       (142)
       Accounts payable ..............................................      6,295       5,663       1,770
       Accrued expenses ..............................................     (2,341)        895         932
       Deferred rent .................................................         21          88         185
                                                                         --------    --------    --------
Net cash provided by (used in) operating activities ..................      6,279      (1,331)     (7,491)

Cash flows from investing activities:
  Purchases of property and equipment ................................    (13,913)     (7,836)     (5,782)
  Acquisitions .......................................................     (2,336)       (472)     (2,206)
                                                                         --------    --------    --------
Net cash used in investing activities ................................    (16,249)     (8,308)     (7,988)

Cash flows from financing activities:
  Net proceeds from (payments on) line of credit . ...................      7,319     (17,900)     20,900
  Payments on long-term debt .........................................       (305)       (200)     (5,100)
  Proceeds from issuance of common stock,
    net offering expenses ............................................                 27,286
  Sale of common stock pursuant to
    associate stock purchase plan ....................................        660         294
  Exercise of stock options ..........................................      2,791         247          68
  Payment of distributions to stockholders ...........................                               (392)
                                                                         --------    --------    --------
Net cash provided by financing activities ............................     10,465       9,727      15,476
                                                                         --------    --------    --------

Net increase (decrease) in cash ......................................        495          88          (3)
Cash:
  Beginning of year ..................................................        399         311         314
                                                                         --------    --------    --------
  End of year ........................................................   $    894    $    399    $    311
                                                                         ========    ========    ========

Other cash flow information:
  Cash paid for interest .............................................   $  1,448    $  1,320    $  1,155
  Cash paid for income taxes .........................................   $  5,296    $  5,459    $  4,787
  Equipment acquired through noncash
    capital lease transactions .......................................   $  1,432    $    277
  Tax benefit from exercise of non-
    qualified stock options ..........................................   $  2,660
  Acquisition of E&B Marine, Inc. for 1,195,000 shares
    of common stock (see note 2) .....................................   $ 41,575

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business -- West Marine, Inc. (the "Company"), a Delaware corporation, is a specialty retailer and wholesaler of boating supplies and apparel, which it markets through 151 retail stores in the United States and mail order catalogs.

Principles of Consolidation -- The consolidated financial statements include the accounts of West Marine, Inc. and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

Fiscal Year -- The Company's fiscal year ends on the Saturday closest to December 31 based on a 52/53 week year. Fiscal years 1996, 1995 and 1994 ended on December 28, 1996, December 30, 1995 and December 31, 1994, respectively.

Accounting Estimates -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes acquisition and distribution costs which have been capitalized in merchandise inventories in order to better match sales with these related costs.

Deferred Catalog and Advertising Costs -- The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once the catalog is mailed, over the expected sales period which is generally six months. Deferred catalog costs amounted to $756,000 and $321,000 at fiscal year-end 1996 and 1995, respectively. Advertising costs are expensed as incurred and amounted to $4.5 million, $3.1 million, and $2.5 million in 1996, 1995, and 1994, respectively.

Property and Equipment is stated at cost. Furniture and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets which range from three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

Pre-Opening Costs are expensed as incurred.

Intangibles and Other Assets -- The excess of cost over tangible net assets acquired is amortized over periods ranging from 5 to 40 years. Whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed for impairment the carrying value of long-lived identifiable assets and intangibles to be held and used in the future.

Deferred Rent -- Certain of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amount charged to rent expense and the rent paid as deferred rent.

Income Taxes -- The Company's income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the liability method of accounting.

Fair Value of Financial Instruments -- The carrying value of cash, accounts receivable, accounts payable, and long-term debt approximates the estimated fair values.

Stock-based Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its fixed cost stock option plans or its associate stock purchase plan.

Stock Split -- On June 17, 1996, the Company effected a two-for-one stock split. Accordingly, all per share and stock option data have been restated to reflect the split.

Earnings Per Share are based on primary and fully diluted weighted average common and common equivalent shares outstanding during the year, as calculated under the treasury stock method. The Company's common equivalent shares consist of outstanding stock options.

Reclassifications -- Certain fiscal 1995 and 1994 amounts have been reclassified to conform with the fiscal 1996 presentation.


NOTE 2: ACQUISITION

On June 17, 1996, the Company completed its acquisition of E&B Marine, Inc. ("E&B Marine") a specialty retailer of marine supplies with 64 stores and a mail order catalog operation. Under the terms of the acquisition, all of the outstanding shares of E&B Marine, Inc. were exchanged for approximately 1.2 million shares of West Marine, Inc. common stock. The value of the shares, including the value of stock options converted, was $41.6 million. The acquisition has been accounted for as a purchase, and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of the acquisition. The principal assets acquired and liabilities assumed were inventory ($37.6 million), deferred income taxes ($7.1 million), property ($3.7 million), other assets ($3.8 million), accounts payable and accrued expenses ($23.6 million), debt ($21.6 million), and other liabilities ($1.3 million). The excess of the purchase price over the net identifiable assets acquired ($38.4 million) has been included in intangible assets and is being amortized over a forty-year period on a straight-line basis.

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

Pro Forma Income Statement Summary (in thousands, except share data):
---------------------------------------------------------------------

(Unaudited)           Fiscal 1996     Fiscal 1995
                      -----------     -----------
Net sales ..........   $ 387,783        $334,022
                       =========        ========

Net income .........   $  12,618        $  9,150
                       =========        ========

Net income per share   $    0.72       $   0.57
                       =========       ========


Included in the pro forma income statement summary above is an actual $3 million charge to earnings in the third quarter of fiscal 1996 for costs associated with integrating E&B Marine into the operations of the Company.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

                            FISCAL      Fiscal
                           YEAR-END    Year-end
                             1996        1995
                           --------    --------
Furniture and equipment    $ 17,701    $12,396
Computer equipment           14,738      7,320
Leasehold improvements       14,272      8,909
Land and building               577
                           --------    -------
Subtotal ...............     47,288     28,625

Accumulated depreciation
     and amortization ..    (16,634)   (12,125)
                           --------    -------

Total property and
     equipment, net ....   $ 30,654    $16,500
                           ========    =======

NOTE 4: LONG-TERM DEBT

At December 28, 1996, the Company had available a $60 million revolving line of credit with two banks which expires on July 4, 1999. Depending on the Company's election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor ranging from .6% to 1.0%. At fiscal year-end 1996, borrowings from the credit lines were $37 million bearing interest at rates ranging from 6.18% to 6.37%. At fiscal year-end 1995, borrowings from the credit lines were $8 million bearing interest at 6.41%. In February 1997, the Company amended its bank agreement extending its available line of credit up to $70 million which will be reduced to $60 million on June 28, 1997. All other conditions were substantially unchanged.

During fiscal 1996 and 1995, the weighted average interest rates in effect were 6.5% and 7.5%, respectively.

At fiscal year-end 1996 and 1995, the Company had $850,000 and $100,000 of outstanding stand-by letters of credit. At fiscal year-end 1995, the Company had $310,000 of outstanding commercial letters of credit.

The loan agreement is unsecured and contains certain restrictive covenants including maximum leverage ratio, minimum cash flow coverage ratio, minimum working capital, and maximum funded debt ratio; and restricts the repurchase or redemption of stock and the paying of dividends.


Long term debt consisted of the following (in thousands):

                                   FISCAL    Fiscal
                                  YEAR-END  Year-end
                                    1996      1995
                                    ----      ----
Line of credit ................   $37,000    $ 8,000
Capital lease obligations
   interest at 4.9% to 9.4%....     1,691        527
                                  -------    -------
Subtotal ......................    38,691      8,527
Less current portion ..........       694        243
                                  -------    -------
Total .........................   $37,997    $ 8,284
                                  =======    =======

At fiscal year-end 1996, future minimum principal payments on long-term debt were as follows (in thousands):

         1997     $   694
         1998         543
         1999      37,433
         2000          21
                  -------
         Total    $38,691
                  =======

NOTE 5: RELATED PARTY TRANSACTIONS
The Company purchases merchandise from a supplier in which the Company's Principal Stockholder owns stock and is a member of the board of directors. Additionally, the Principal Stockholder's brother is the President and his father is a member of the board of directors and a major stockholder of the supplier. Cost of sales during fiscal 1996, 1995 and 1994 includes $4.3 million, $3.8 million and $3.1 million from such related party. Accounts payable to the supplier at fiscal year-end 1996 and 1995 were $233,000 and $196,000, respectively.

The Company leases its corporate headquarters and two retail stores from three partnerships in which the Company's Principal Stockholder is the general partner (See Note 6). In addition, one retail store and a sailboat are leased directly from the Principal Stockholder.

NOTE 6: LEASES
The Company leases certain equipment, retail stores, three distribution centers and its corporate headquarters. The Company also sublets space at various locations on both month-to-month and noncancellable sublease agreements. Certain store operating leases provide for rent adjustments based on the consumer price index.

The aggregate future minimum annual rental payments and sublease income under noncancellable leases in effect at fiscal year-end 1996, were as follows (in thousands):

                                       Capital   Operating  Sublease     Net Lease
                                       Leases     Leases     Income     Commitments
                                       -------   ---------  ---------   -----------
1997...............................     $  818   $ 17,417     $146        $ 18,089
1998...............................        535     15,564       38          16,061
1999...............................        447     14,188        4          14,631
2000...............................         21     11,509                   11,530
2001...............................                 9,941                    9,941
Thereafter ........................                32,314                   32,314
                                        ------   --------     ----        --------
Total minimum lease
    commitment ....................      1,821   $100,933     $188        $102,566
                                        ======   ========     ====        ========

Less amount representing interest..        130
                                        ------
Present value of obligations
    under capital leases...........      1,691

Less current portion ..............        694
                                        ------
Long term obligations under
    capital leases ................     $  997
                                        ======


The components of rent expense for fiscal 1996, 1995 and 1994 were as follows (in thousands):

                        FISCAL    FISCAL    FISCAL
                         1996      1995      1994
                         ----      ----      ----
Minimum rent ........   $10,726   $ 5,706   $ 4,189
                        =======   =======   =======

Percent rent ........   $   154   $   180   $   207
                        =======   =======   =======

Sublease income .....   $   164   $   127   $   147
                        =======   =======   =======
Rents paid to related
   parties ..........   $ 1,764   $ 1,013   $ 1,001
                        =======   =======   =======

The cost and the related accumulated amortization of assets under capital leases aggregated $1.9 million and $901,000, respectively, at fiscal year-end 1996 and $1.2 million and $608,000, respectively, at fiscal year-end 1995.

NOTE 7:  STOCK OPTION PLANS


FIXED STOCK OPTION PLANS

         The Company's 1990 Stock Option Plan (the "1990 Plan" ) provides for incentive stock options to be granted for the purchase of an aggregate of 2.1 million shares of common stock to employees and directors at prices not less than 100% of the fair market value at the date of grant. Options under this plan are generally exercisable equally over five years from the date of the grant, unless otherwise provided.

         The Company's 1993 Omnibus Equity Incentive Plan as amended, ("the 1993 Plan"), provides for options to be granted for the purchase of an aggregate of
3.8 million shares of common stock at prices not less than 85% of the fair market value at the date of grant. Options under this plan are generally exercisable equally over five years from the date of the grant, unless otherwise provided.

         The Company's Non-employee Director Stock Option Plan (the "Director Plan") has reserved 100,000 shares of common stock for issuance to non-employee directors of the Company. Option prices are granted at 100% of fair market value, and are generally exercisable six months after the grant date.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: four to seven year expected life from date of grant; stock volatility, 55% in 1996 and 45% in 1995; risk free interest rates, 5.89% to 6.62% in 1996 and 5.47% to 6.44% in 1995; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share (primary and fully diluted) would have been $9 million ($0.54 per share) in fiscal 1996 and $8 million ($0.54 per share) in fiscal 1995. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the fiscal 1996 and fiscal 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all future applicable stock options.

Option activity under the plans was as follows:

                                                                                                    WEIGHTED
                                                                                                    AVERAGE
                                                                                       NUMBER OF    EXERCISE
                                                                                        SHARES       PRICE
Outstanding, fiscal year-end 1993 ................................................    1,013,448       $ 2.49
Granted ..........................................................................      525,878         8.72
Exercised ........................................................................      (96,274)        0.70
Cancelled ........................................................................      (56,552)        4.95
                                                                                      ---------       ------
Outstanding, fiscal year-end 1994 (464,168 exercisable at a weighted average price
of $2.29) ........................................................................    1,386,500         4.90
Granted (Weighted average grant date fair value- $7.02) ..........................    1,159,880        11.22
Exercised ........................................................................      (57,342)        4.36
Cancelled ........................................................................      (20,568)        7.62
                                                                                      ---------       ------
Outstanding, fiscal year-end 1995 (845,664 exercisable at a weighted average price
of $5.72) ........................................................................    2,268,470         7.89
Options converted in the E&B Marine acquisition ..................................      139,384        14.42
Granted  (Weighted average grant date fair value- $13.29) ........................      653,158        20.65
Exercised ........................................................................     (313,275)        8.10
Cancelled ........................................................................      (50,358)       13.32
                                                                                      ---------       ------
Outstanding, fiscal year-end 1996 (1,084,741 exercisable at a weighted average
price of $7.37) ..................................................................    2,697,379       $11.09
                                                                                      =========       ======

Additional information regarding options outstanding at fiscal year-end 1996 is as follows:

                                       OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                            ----------------------------------------------    -----------------------------
                                           WEIGHTED AVG.
                                             REMAINING
   RANGE OF EXERCISE          NUMBER        CONTRACTUAL     WEIGHTED AVG.       NUMBER       WEIGHTED AVG.
         PRICES             OUTSTANDING      LIFE (YRS)     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
    $  0.43 - $8.63            949,434          5.99           $ 4.39            640,107        $ 3.72
       8.75 - 12.50          1,059,897          8.22            11.12            412,091         11.81
      14.75 - 32.99            688,048          9.00            20.30             32,543         22.94
    ---------------          ---------          ----           ------          ---------        ------
    $ 0.43 - $32.99          2,697,379          7.69           $11.09          1,084,741        $ 7.37
                             =========                                         =========

      At fiscal year-end 1996, 2.3 million and 54,000 shares were available for future grants under the 1993 Plan and the Directors' Plan, respectively. The Company does not intend to grant any additional options under the 1990 Plan.

ASSOCIATE STOCK PURCHASE PLAN

      The Company has a stock buying plan covering all eligible associates. Participants in the plan can purchase West Marine stock through regular payroll deductions. The stock is purchased on the last business day of October and April at 85% of the fair market value on the date of purchase. Shares issued under the plan were 47,032 and 31,124 in 1996 and 1995 at weighted average prices of $14.03 and $9.46, respectively. The weighted average fair value of the 1996 and 1995 awards was $31.48 and $14.01, respectively. At fiscal year-end 1996, 121,844 shares were reserved for future issuances under the stock buying plan.


NOTE 8: INCOME TAXES
The provision for income taxes consisted of the following (in thousands):

                      FISCAL    FISCAL    FISCAL
                       1996      1995      1994
                       ----      ----      ----
Currently Payable:
   Federal .......    $4,545    $4,195    $3,603
   State .........     1,264     1,002       782
                      ------    ------    ------
     Total .......     5,809     5,197     4,385
                      ------    ------    ------
Deferred:
   Federal .......     1,823       532      (551)
   State .........       292       115       (79)
                      ------    ------    ------
     Total .......     2,115       647      (630)
                      ------    ------    ------

Total ............    $7,924    $5,844    $3,755
                      ======    ======    ======

A reconciliation of the Company's statutory income tax rate with its effective income tax rate is as follows:

                           FISCAL  FISCAL  FISCAL
                            1996    1995    1994
                            ----    ----    ----
Statutory federal rate     35.0%   34.0%   34.0%
State income taxes,
    net of federal
    tax benefit ......      4.9     5.3     5.3
Other ................      0.8     0.1    (0.7)
                           ----    ----    ----
Effective tax rate ...     40.7%   39.4%   38.6%
                           ====    ====    ====

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Temporary differences which give rise to deferred tax assets (liabilities) are as follows (in thousands):

                              FISCAL       FISCAL
                               1996         1995
                               ----         ----
Current:
Reserves ..................   $ 2,351      $ 721
Net operating loss
carryforwards .............     3,678
Paid time off .............       341        243
State tax benefit .........       161        183
Change of tax accounting
     method ...............       133        242
Deferred catalog costs ....    (1,012)      (655)
Capitalized inventory costs    (1,342)      (545)
Cash discounts ............      (517)      (379)
Valuation allowance .......      (504)
Other .....................      (338)        13
                              -------    -------
     Subtotal .............     2,951       (177)

Noncurrent:
Deferred rent .............       304        315
Fixed assets ..............     1,764        170
Reserves ..................       610
Change of tax accounting
     method ...............      (333)      (532)
Other .....................                   69
                              -------    -------
Total .....................   $ 5,296    ($  155)
                              =======    =======


      As part of the E&B Marine acquisition the Company provided deferred taxes on various temporary differences, including additional reserves and write down of fixed assets.

      At fiscal year-end 1996, the Company had unused tax net operating loss carryforwards, attributable to E&B Marine, of approximately $8.3 million which expire in the year 2003 through 2006. The utilization of the tax loss carryforwards may be limited in subsequent years as a result of prior ownership changes as required under sections 381 and 382 of the Internal Revenue Code.

NOTE 9.  EMPLOYEE BENEFIT PLANS


The Company has a defined contribution savings plan covering all eligible full-time employees. The Company matches 33% of an employee's contribution up to 5% of the employee's annual compensation. The Company's contributions to the Plan for fiscal 1996, 1995 and 1994 were $278,000, $171,000 and $141,000, respectively.

As a result of the acquisition of E&B Marine, the Company has a suspended defined benefit plan (the "Defined Benefit Plan"), under which the minimum benefit contribution is calculated by the plan actuaries. The Defined Benefit Plan provides an existing participant with the excess, if any, of amounts required under the Company's pension formula over the value of the retiree's account balance as of the date the Defined Benefit Plan was suspended (January 28, 1994). A discount rate of 6% and a rate of return on assets of 8% were used by the actuary in determining the Plan status at fiscal year-end 1996.

      The actuarial present value of the benefit obligations at fiscal year-end 1996 was (in thousands):


Accumutated benefit obligation, of which $2,965 was vested .................   $ 3,012
                                                                               -------
Projected benefit obligation for services rendered .........................   $ 3,012
Fair value of plan assets, primarily common stocks and U.S. government bond
commingled funds with the custodian ........................................     2,145
                                                                               -------
Projected benefit obligation in excess of fair value of plan assets ........       867
Deferred gain ..............................................................       133
                                                                               -------
     Accrued pension liability .............................................   $ 1,000
                                                                               =======

Net pension plan expense for fiscal 1996 consisted of the following (in thousands):


Actual return on assets ....................................................   $   146
Interest cost on projected benefit obligation ..............................       (91)
Net amortization ...........................................................       (65)
                                                                               -------
     Net pension expense ...................................................   $    10
                                                                               =======

QUARTERLY FINANCIAL DATA
(In thousands, except per share data unaudited)

                                   FIRST      SECOND     THIRD        FOURTH
                                  QUARTER    QUARTER    QUARTER      QUARTER
FISCAL 1996
Net sales .....................   $ 49,947   $ 99,480   $104,547     $ 69,326
Gross profit ..................     13,679     31,813     30,325       18,595
Income from operations ........        846     13,037      5,762 [1]    1,511
Net income ....................        332      7,577      3,116 [1]      541
Net income per common and
  common equivalent share:
     Primary ..................   $   0.02   $   0.46   $   0.18     $   0.03
     Fully diluted ............   $   0.02   $   0.46   $   0.18     $   0.03
Stock trade price:
     High .....................   $24  1/2   $37  1/2   $39  3/4     $37
     Low ......................   $15  1/4   $24  1/4   $26  1/4     $26  3/4

FISCAL 1995
Net sales .....................   $ 42,222   $ 76,084   $ 60,273     $ 45,625
Gross profit ..................     11,724     22,480     16,969       13,043
Income from operations ........        858      8,918      4,630        1,792
Net income ....................        146      5,130      2,714          985
Net income per common and
  common equivalent share:
     Primary ..................   $   0.01   $   0.35   $   0.17     $   0.06
     Fully diluted ............   $   0.01   $   0.35   $   0.17     $   0.06
Stock trade price:
     High .....................   $26  1/2        $26   $30 3/4      $35
     Low ......................   $27  1/2   $23  1/2       $25      $28  3/4

West Marine, Inc. common stock trades on The Nasdaq National Market Tier of The Nasdaq Stock Market under the symbol WMAR.

[1] Income from operations and net income for the third quarter of fiscal 1996 is net of a $3 million pre-tax charge for expenses related to integrating E&B Marine.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.



         PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                  The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Information." See also Item I above.

ITEM 11 - EXECUTIVE COMPENSATION


                  The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders under the captions "Further Information Concerning the Board of Directors" and "Executive Compensation".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                  The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders under the captions "Election of Directors" and "Ownership of Management and Principal Stockholders."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                  The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption "Executive Compensation".


         PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this report:

          (b) No reports on Form 8-K were filed during the quarter ended December 28, 1996

          (c)  Exhibits:

               See attached Exhibit Index on page 33 and 34 of this form 10-K.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 24, 1997               WEST MARINE, INC.

                                          By: /s/ Crawford Cole
                                             ------------------------------
                                                   Crawford Cole
                                                   President and
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1997.

Signature
Capacity

/s/ Randolph K. Repass
----------------------
(Randolph K. Repass)
Chairman of the Board

/s/ Crawford Cole
----------------------
(Crawford Cole)
President and Chief Executive Officer

/s/ John Zott
----------------------
(John Zott)
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Geoff Eisenberg
----------------------
(Geoff Eisenberg)
Director

/s/ Richard Everett
----------------------
(Richard Everett)
Executive Vice President and Chief Operating Officer

/s/ James Curley
----------------------
(James Curley)
Director

/s/ Ronald Young
----------------------
(Ronald Young)
Director

/s/ Walter Scott
----------------------
(Walter Scott)
Director

/s/ David McComas
----------------------
(David McComas)
Director

                                 EXHIBIT INDEX

Exhibit
Number                            Exhibit                                           Page
-------                           -------                                           ----
2.1      Agreement and Plan of Merger dated as of April 2, 1996 among the
         Registrant, WM Merger Sub, Inc. and E&B Marine Inc. ("E&B Marine")
         (incorporated by reference to Exhibit 2.1 to Registrant's Current
         Report on Form 8-K dated April 2, 1996).

2.2 Stockholders Agreement, dated as of April 2, 1996, by and between the Registrant and certain stockholders of E&B Marine (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form
         8-K dated April 2, 1996).

2.3 Letter Amendment of Stockholders Agreement, dated May 10, 1996, between the Registrant and certain stockholders of E&B Marine
         (incorporated by reference to Exhibit 2.3 to the Company's registration statement on Form S-4 (Registration No. 333-02903)).

3.1 Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the Company's registration statement on Form S-1 (Registration No.
         33-69604)).

3.2 Registrant's Bylaws (incorporated by reference to exhibit 3.2 to the Company's registration statement on Form S-1 (Registration No.
         33-69604)).

4.1      Specimen Common Stock Certificate (incorporated by reference to exhibit
         4.1 to the Company's registration statement on Form S-1 (Registration
         No. 33-69604)).

10.1     Credit Agreement dated as of November 2, 1995 among WMP, Bank of
         America National Trust and Savings Association, NationsBank of Texas,
         National Association and the other financial institutions party thereto
         (incorporated by reference to Exhibit 10.1 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 30, 1995).

10.1.1 Amendment to credit agreement dated February 20, 1997 among WMP, Bank of America National Trust and Savings Association and other financial institutions party thereto.

10.2 Guaranty entered into as of November 2, 1995 by Registrant in favor of Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).

10.3*    1990 Stock Option Plan and form of incentive stock option agreement
         (incorporated by reference to exhibits 4.2 and 4.4, respectively, to the Company's registration statement on Form S-8 (Registration No.
         33-72956)).

10.4 Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to exhibit 10.4 to the Company's registration statement on Form S-1 (Registration No.
         33-69604)).

10.5*    1993 Omnibus Equity Incentive Plan including form of Stock Option
         Agreement (incorporated by reference to exhibits 4.1 and 4.3, respectively, to the Company's registration statement on Form S-8
         (Registration No. 33-72956)).


Exhibit
Number                            Exhibit                                           Page
-------                           -------                                           ----
10.6*    401(k) Plan (incorporated by reference to exhibit 10.6 to the
         Company's registration statement on Form S-1 (Registration No.
         33-69604)).

10.7 Lease Agreement dated January 15, 1988 between Watsonville Freeholders and WMP for the Watsonville, California headquarters and distribution facilities (incorporated by reference to exhibit 10.7 to the Company's registration statement on Form S-1 (Registration No. 33-69604)).

10.8     Sublease Agreement dated August 31, 1992 between Holtzman's Little Folk
         Shop, Inc. and WMP for the Charlotte, North Carolina distribution facilities (incorporated by reference to exhibit 10.8 to the Company's registration statement on Form S-1 (Registration No. 33-69604)).

10.9     Lease dated June 15, 1995 between John E. Van Valkenburgh and Carl D.
         Panattoni and WMP for the Hollister, California distribution facility
         (incorporated by reference to Exhibit 10.9 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 30, 1995).

10.10    Lease dated December 20, 1985 between Randolph K. Repass and West
         Marine Products, Inc. for the Palo Alto, CA store (incorporated by reference to exhibit 10.11 to the Company's registration statement on Form S-1 (Registration No. 33-69604)).

10.11 Lease dated December 30, 1992 between Braintree Freeholders and WMP for the Braintree, MA store (incorporated by reference to exhibit 10.12 to the Company's registration statement on Form S-1 (Registration No.
         33-69604)).

10.12 Lease dated July 28, 1982 between Santa Cruz Freeholders and WMP for the Santa Cruz, CA store (incorporated by reference to exhibit 10.13 to the Company's registration statement on Form S-1 (Registration No.
         33-69604)).

10.13* Nonemployee Director Stock Option Plan and form of option agreement thereunder (incorporated by reference to exhibit 10.18 in the Company's Quarterly Report on Form 10-Q for the quarter ended April 2,
         1994).

11.1     Statement re computation of per share earnings.

21.1     List of Subsidiaries.

23.1     Consent of Deloitte & Touche LLP.

27       Financial Data Schedule.

------------------------
* Indicates, as required by Item 14(a)(3), a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.