Form 10-Q
period 1997-03-29
WEST MARINE INC
filed 1997-05-06
CIK 912833

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
1934

For the quarter ended March 29, 1997
                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________

                         Commission file number 0-22515

                               WEST MARINE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                             77-035-5502
-------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation      (I.R.S. Employer
              or Organization                       Identification No.)

500 Westridge Drive, Watsonville,CA         95076-4100
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)        (Zip Code)

Registrant's Telephone Number, Including Area Code  (408) 728-2700
                                                   ---------------

                                          N/A
------------------------------------------------------------------------------
   Former Name, Former Address and Former Year, if Changed Since Last Report

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                  No
    --------------               --------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes                           No
    --------------               ---------------

APPLICABLE ONLY TO CORPORATE ISSUERS:
At April 26, 1997, the number of shares outstanding of the registrant's common stock was 16,610,057

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets
(in thousands, except share data)



                                                                           March 29,            December 28,
        ASSETS                                                               1997                   1996
        ------                                                           -------------          ------------
                                                                          (Unaudited)
Current assets:
        Cash                                                                  $  1,767              $    894
        Accounts receivable, net                                                 5,185                 3,742
        Merchandise inventories                                                148,311               122,731
        Prepaid expenses and other current assets                               11,766                10,803
                                                                         -------------          ------------
                Total current assets                                           167,029               138,170

Property and equipment, net                                                     33,495                30,654
Intangibles and other assets, net                                               42,541                42,690
                                                                         -------------          ------------
                Total assets                                                  $243,065              $211,514
                                                                         =============          ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
        Accounts payable                                                      $ 46,133              $ 33,627
        Accrued expenses                                                         8,133                10,901
        Current portion of long-term debt                                          769                   694
                                                                         -------------          ------------
                Total current liabilities                                       55,035                45,222

Long-term debt                                                                  59,487                37,997
Deferred items and other non-current obligations                                 1,689                 1,764

Stockholders' equity:
        Preferred stock, $.001 par value: 1,000,000 shares
          authorized; no shares outstanding
        Common stock, $.001 par value: 50,000,000 shares
          authorized; issued and outstanding 16,568,532
          and 16,494,205 at March 29, 1997 and
          December 28, 1996, respectively                                           16                    16
        Additional paid-in capital                                             100,113                98,632
        Retained earnings                                                       26,725                27,883
                                                                         -------------          ------------
                Total stockholders' equity                                     126,854               126,531
                                                                         -------------          ------------
                Total liabilities and stockholders' equity                    $243,065              $211,514
                                                                         =============          ============

See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Income
(unaudited, in thousands, except per share amounts and store data)

                                                                          13 Weeks           13 Weeks
                                                                            Ended              Ended
                                                                          March 29,          March 30,
                                                                            1997               1996
                                                                         -----------        -----------
Net sales                                                                 $ 75,025           $ 49,947
Cost of goods sold including
  buying and occupancy                                                     (55,290)           (36,268)
                                                                          ---------          ---------
        Gross profit                                                        19,735             13,679
Selling, general and administrative
  expenses                                                                 (20,762)           (12,833)
                                                                          ---------          ---------
        Income (loss) from operations                                       (1,027)               846
Interest expense                                                              (867)              (292)
                                                                          ---------          ---------
        Income (loss) before income taxes                                   (1,894)               554
Benefit (provision) for income taxes                                           736               (222)
                                                                          ---------          ---------
        Net income (loss)                                                 $ (1,158)          $    332
                                                                          =========          =========


        Net income (loss)  per common and common
          equivalent share:
                  Primary                                                 $  (0.07)          $   0.02
                                                                          =========          =========
                  Fully diluted                                           $  (0.07)          $   0.02
                                                                          =========          =========

        Weighted average common and common
          equivalent shares outstanding:
                  Primary                                                   16,521             15,912
                                                                          =========          =========
                  Fully diluted                                             16,521             16,010
                                                                          =========          =========

Stores open at end of year                                                     156                 77
                                                                          =========          =========

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

                                                                          13 Weeks           13 Weeks
                                                                            Ended              Ended
                                                                          March 29,          March 30,
                                                                            1997               1996
                                                                         -----------        -----------

Cash flows from operating activities:
  Net income (loss)                                                      $ (1,158)           $    332
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Depreciation and amortization                                         1,949               1,001
        Provision for deferred income taxes
        Provision for doubtful accounts                                        65
      Change in assets and liabilities:
       Accounts receivable                                                 (1,508)             (1,581)
       Merchandise inventories                                            (25,580)            (10,267)
       Prepaid expenses and other                                          (1,314)               (585)
       Accounts payable                                                    12,506               3,796
       Accrued expenses                                                    (2,049)                 83
       Deferred items                                                          98                  35
                                                                        ----------          ----------
Net cash used in operating activities                                     (16,991)             (7,186)

Cash flows from investing activities:
  Purchases of property and equipment                                      (4,463)             (3,228)
                                                                        ----------          ----------
Net cash used in investing activities                                      (4,463)             (3,228)

Cash flows from financing activities:
  Net proceeds from line of credit                                         21,700                   5
  Proceeds from (repayments of) long-term debt                               (135)             10,536
  Exercise of stock options                                                   762                 117
                                                                        ----------          ----------
Net cash provided by financing activities                                  22,327              10,658
                                                                        ----------          ----------

Net increase in cash                                                          873                 244
Cash:
        Beginning of period                                                   894                 399
                                                                        ----------          ----------
        End of period                                                    $  1,767            $    643
                                                                        ==========          ==========

See notes to condensed consolidated financial statements.

                               WEST MARINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Thirteen Weeks Ended March 29, 1997 and March 30, 1996 (unaudited)

NOTE 1- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 29, 1997 and March 30, 1996; and the interim results of operations and cash flows for the 13 weeks then ended. The consolidated balance sheet at December 28, 1996, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended December 28, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 28, 1996.

Earnings per share are calculated in accordance with Accounting Principles Board Opinion No. 15, Earnings Per Share. Under such opinion, stock options or common equivalent shares have been excluded from the calculation of earnings per share during the first quarter of 1997 as they are anti-dilutive.

In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share", (SFAS No. 128), was issued. SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, warrants and other convertible securities. The pro forma effect assuming adoption of SFAS No. 128 at the beginning of each period is presented below.

                    13 Weeks Ending    13 Weeks Ending
                     March 29, 1997    March 30, 1996
                    ----------------   ---------------

Pro forma EPS:
     Basic                    ($.07)              $.02
     Diluted                  ($.07)              $.02


The results of operations for the 13 week period presented herein are not necessarily indicative of the results to be expected for the full year.

Item 2 - Managements Discussion and Analysis of Financial Conditions and Results of Operations

General
-------

West Marine distributes its merchandise through three divisions, stores (retail and wholesale) and catalog (retail) under the names of West Marine and E&B Discount Marine as well as Port Supply (wholesale). West Marine operated 156 stores in 26 states as of March 29, 1997, compared to 77 stores in 19 states as of March 30, 1996.

On June 17, 1996, West Marine acquired E&B Marine, Inc. The acquisition was accounted for under the purchase method of accounting. Accordingly, E&B Marine's results of operations for the period subsequent to the acquisition date are included in West Marine's results of operations.

Results of Operations
---------------------

Net sales increased $25.1 million, or 50.2%, from $49.9 million during the first quarter of fiscal 1996 to $75.0 million during the first quarter of fiscal 1997. This increase was attributable to increases in net sales from each of the Company's three divisions. Store net sales increased $22.7 million or 63.2%, to $58.7 million primarily due to the addition of 79 new or acquired stores in the twelve months ended March 29, 1997. Net sales from comparable West Marine stores increased 8.1% and contributed $2.8 million of the increase in net sales. Catalog net sales increased $1.7 million, or 25.3%, to $8.4 million. Port Supply net sales increased $646,000, or 8.9%, to $7.9 million. In the first quarter of 1997, store, catalog and Port Supply net sales represented 78.2%, 11.2% and 10.6%, respectively. In the first quarter of 1996, store, catalog and Port Supply net sales represented 72%, 13.4% and 14.6%, respectively.

Gross profit increased $6.1 million, or 44.3%, in the first quarter of 1997 compared to the first quarter of 1996, primarily because of the increase in net sales. Gross profit as a percentage of net sales decreased to 26.3% in the first quarter of 1997 from 27.4% in the first quarter of 1996, primarily because of increased occupancy costs from the acquisition of the E&B Marine locations offset by improved merchandising and logistics leverage resulting from the 50.2% increase in net sales from the first quarter of 1996 to the first quarter of 1997. During fiscal 1997, the Company plans to consolidate its North Carolina distribution center and its Edison distribution center, with a new facility in Rock Hill, South Carolina, which could adversely affect gross profits until the replacement distribution center has matured.

Selling, general and administrative expenses increased $7.9 million, or 61.8%, in the first quarter of 1997 compared to the first quarter of 1996, primarily due to increases in direct expenses related to the growth in stores. Store direct expenses represented approximately 74.0% or $5.9 million of the increase. As a percentage of net sales, selling, general and administrative expenses increased to 27.7% in the first quarter of 1997 compared to 25.7% in the first quarter of 1996 primarily due to increased selling costs due to the addition of E&B Marine. (See "Seasonality" for a more complete discussion.)

Interest expense increased to $867,000 in the first quarter of 1997 compared to $292,000 in the first quarter of 1996, primarily as a result of higher average borrowings under the Company's line of credit in the first quarter of 1997 compared to the first quarter of 1996.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 1997, the Company's primary source of working capital has been from borrowings under its line of credit. Net cash used in operations during the first three months of 1997 was $17.0 million, which resulted from a net loss of $1.2 million for the quarter , offset by non-cash charges of $2.0 million, a $15.1 million increase in inventory net of payables and other accrued expenses, a $1.5 million increase in accounts receivable, and a $1.3 million increase in prepaid expenses and other. The inventory increase was primarily attributable to continued build-up of inventory at West Marine and E&B Marine locations as the Company nears its prime selling season. Net cash used in investing activities was $4.5 million primarily for the purchase of property and equipment. Net cash provided by financing activities during the first three months of 1997 was $22.3 million, consisting primarily of borrowings under the Company's line of credit and cash from the exercise of stock options.

Cash increased by $873,000 during the first three months of 1997 from $894,000 at the end of fiscal 1996 to $1.8 million as of March 29, 1997. West Marine's primary cash requirements are related to capital expenditures for stores, including leasehold improvement costs, fixtures, and merchandise inventory. The Company anticipates capital expenditures approximating $15 million in the last three quarters of 1997. In February 1997, the Company amended its bank agreements extending its available line of credit to $70 million which will be reduced to $60 million on June 28, 1997. Historically, the Company's borrowings peak near the end of the first quarter and consequently management believes that cash flow from operations together with bank debt financing will be sufficient to fund the Company's operations through the next year.

Seasonality
-----------

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


"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995:
-----

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

The Company's growth has been fueled principally by the E&B Marine acquisition and the Company's store operations. If the Company were to incur unanticipated costs and difficulties related to the integration of the E&B Marine acquisition this could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired business, potential adverse short-term effects on the Company's operating results and amortization of acquired intangible assets. The Company's continued growth depends to a significant degree on its ability to continue to expand its operations through the opening of new stores and to operate these stores profitably, as well as increasing sales at its existing stores. The Company's planned expansion is subject to a number of factors, including the adequacy of the Company's capital resources and the Company's ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt its distribution and other operations systems.

The market for recreational boating supplies is highly competitive. Competitive pressures resulting from competitors' pricing policies have adversely affected the Company's gross profit and such pressures are expected to continue. Furthermore, the expected consolidation of the Company's East Coast distribution facilities could disrupt the Company's business and adversely affect gross profits. In addition, the Company's operations could be adversely affected if unseasonably cold weather, prolonged winter conditions or extraordinary amounts of rainfall were to occur during the peak boating season in the second and third quarters.

Additional factors which may affect the Company's financial results include consumer spending on recreational boating supplies, environmental regulations, demand for and acceptance of the Company's products and other risk factors disclosed from time to time in the Company's SEC filings.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K

(a)  Exhibits

     10.1.2 Second amendment to credit agreement dated March 28, 1997 among WMP, Bank of America National Trust and Savings Association, and other financial institutions party thereto

     10.14 Lease dated March 11, 1997 between W/H No. 31 L.L.C. and West Marine Inc. for Rock Hill, South Carolina Distribution Facility and other agreements thereto

     11.1   Statement re: computation of earnings per share

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

Date:  May 5, 1997              WEST MARINE, INC.


                           By. /s/ Crawford L. Cole
                               -------------------------------------
                               Crawford L. Cole
                               President and Chief Executive Officer


                           By. /s/ John Zott
                               -------------------------------------
                               John Zott,
                               Senior Vice President, Chief Financial Officer