Form 10-K/A
period 1996-12-28
WEST MARINE INC
filed 1997-05-20
CIK 912833

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A

                                AMENDMENT NO. 1

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

                                 Common Stock
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 28,1997, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $225,833,440.

At February 28, 1997, the number of shares outstanding of registrant's Common Stock was 16,528,713.

                     DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

                                    PART II

Item 5 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 1996 is hereby amended in full as follows:

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

West Marine, Inc. common stock trades on the Nasdaq National Market Tier of The Nasdaq Stock Market under the symbol WMAR. The following table sets forth for the period indicated, the high and low closing sales prices for the Company's common stock, as reported by the Nasdaq Stock Market. The prices shown below have been adjusted to reflect a two-for-one stock split effected on July 8, 1996.

                                      FIRST     SECOND     THIRD     FOURTH
                                     QUARTER    QUARTER   QUARTER    QUARTER
FISCAL 1996
-----------
Stock trade price:
     High                            $24 1/2    $37 5/8   $39 3/4    $37
     Low                             $15 3/8    $24 1/4   $26 1/4    $24 3/4

FISCAL 1995
-----------
Stock trade price:
     High                            $13 1/4    $13       $15 3/8    $17 1/2
     Low                             $ 8 3/4    $11 3/4   $12 1/2    $14 3/8

As of March 21, 1997, there were approximately 2,160 holders of record of the Company's common stock.

Item 8 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 1996 is hereby amended in full as follows:

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

Option activity under the plans was as follows:

                                                                                                    WEIGHTED
                                                                                                    AVERAGE
                                                                                       NUMBER OF    EXERCISE
                                                                                        SHARES       PRICE
Outstanding, fiscal year-end 1993 ................................................    1,013,448       $ 2.49
Granted ..........................................................................      525,878         8.72
Exercised ........................................................................      (96,274)        0.70
Cancelled ........................................................................      (56,552)        4.95
                                                                                      ---------       ------
Outstanding, fiscal year-end 1994 (464,168 exercisable at a weighted average price
of $2.29) ........................................................................    1,386,500         4.90
Granted (Weighted average grant date fair value- $7.02) ..........................    1,159,880        11.22
Exercised ........................................................................      (57,342)        4.36
Cancelled ........................................................................     (220,568)        7.62
                                                                                      ---------       ------
Outstanding, fiscal year-end 1995 (845,664 exercisable at a weighted average price
of $5.72) ........................................................................    2,268,470         7.89
Options converted in the E&B Marine acquisition ..................................      139,384        14.42
Granted  (Weighted average grant date fair value- $13.29) ........................      653,158        20.65
Exercised ........................................................................     (313,275)        8.10
Cancelled ........................................................................      (50,358)       13.32
                                                                                      ---------       ------
Outstanding, fiscal year-end 1996 (1,084,741 exercisable at a weighted average
price of $7.37) ..................................................................    2,697,379       $11.09
                                                                                      =========       ======

Additional information regarding options outstanding at fiscal year-end 1996 is as follows:

                                       OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                            ----------------------------------------------    -----------------------------
                                           WEIGHTED AVG.
                                             REMAINING
   RANGE OF EXERCISE          NUMBER        CONTRACTUAL     WEIGHTED AVG.       NUMBER       WEIGHTED AVG.
         PRICES             OUTSTANDING      LIFE (YRS)     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
    $  0.43 - $8.63            949,434          5.99           $ 4.39            640,107        $ 3.72
       8.75 - 12.50          1,059,897          8.22            11.12            412,091         11.81
      14.75 - 32.99            688,048          9.00            20.30             32,543         22.94
    ---------------          ---------          ----           ------          ---------        ------
    $ 0.43 - $32.99          2,697,379          7.69           $11.09          1,084,741        $ 7.37
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
                                                                               =======

QUARTERLY FINANCIAL DATA
(In thousands, except per share data unaudited)

                                   FIRST      SECOND     THIRD        FOURTH
                                  QUARTER    QUARTER    QUARTER      QUARTER
FISCAL 1996
Net sales .....................   $ 49,947   $ 99,480   $104,547     $ 69,326
Gross profit ..................     13,679     31,813     30,325       18,595
Income from operations ........        846     13,037      5,762 [1]    1,511
Net income ....................        332      7,577      3,116 [1]      541
Net income per common and
  common equivalent share:
     Primary ..................   $   0.02   $   0.46   $   0.18     $   0.03
     Fully diluted ............   $   0.02   $   0.46   $   0.18     $   0.03
Stock trade price:
     High .....................   $24  1/2   $37  5/8   $39  3/4     $37
     Low ......................   $15  3/8   $24  1/4   $26  1/4     $24  3/4

FISCAL 1995
Net sales .....................   $ 42,222   $ 76,084   $ 60,273     $ 45,625
Gross profit ..................     11,724     22,480     16,969       13,043
Income from operations ........        858      8,918      4,630        1,792
Net income ....................        146      5,130      2,714          985
Net income per common and
  common equivalent share:
     Primary ..................   $   0.01   $   0.35   $   0.17     $   0.06
     Fully diluted ............   $   0.01   $   0.35   $   0.17     $   0.06
Stock trade price:
     High .....................   $13 1/4    $13        $15 3/8      $17 1/2
     Low ......................   $ 8 3/4    $11 3/4    $12 1/2      $14 3/8



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

Date:  May 20, 1997                WEST MARINE, INC.

                                          By: /s/ Crawford Cole
                                             ------------------------------
                                                   Crawford Cole
                                                   President and
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 20, 1997.

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

/s/ James Curley
----------------------
(James Curley)
Director

/s/ Ronald Young
----------------------
(Ronald Young)
Director

/s/ Walter Scott
----------------------
(Walter Scott)
Director

/s/ David McComas
----------------------
(David McComas)
Director

                                 EXHIBIT INDEX

Exhibit
Number                    Exhibit                                      Page
-------                   -------                                      ----
  27           Financial Data Schedule
