Form 10-Q
period 1997-06-30
WEST MARINE INC
filed 1997-08-08
CIK 912833

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934

For the quarter ended June 28, 1997
                                      OR

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
                                                    --------------


                                     N/A
-------------------------------------------------------------------------------
   Former Name, Former Address and Former Year, if Changed Since Last Report

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                 No
   ---------               ---------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes                      No
   ---------               ---------

APPLICABLE ONLY TO CORPORATE ISSUERS:
At July 26, 1997, the number of shares outstanding of the registrant's common stock was 16,687,800.

ITEM 1 - FINANCIAL STATEMENTs

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                             JUNE 28,     DECEMBER 28,
    ASSETS                                                     1997           1996
    ------                                                 -----------    ------------
                                                           (UNAUDITED)
Current assets:
   Cash                                                    $  2,351           $    894
   Accounts receivable, net                                   6,891              3,742
   Merchandise inventories                                  160,203            122,731
   Prepaid expenses and other current assets                 15,420             10,803
                                                           --------           -------
          Total current assets                              184,865            138,170

Property and equipment, net                                  41,306             30,654
Intangibles and other assets, net                            42,216             42,690
                                                           --------           --------
          Total assets                                     $268,387           $211,514
                                                           ========           ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
   Accounts payable                                        $ 49,800           $ 33,627
   Accrued expenses                                          18,042             10,901
   Current portion of long-term debt                          1,691                694
                                                           ---------          --------
          Total current liabilities                          69,533             45,222

Long-term debt                                               58,204             37,997
Deferred items and other non-current obligations              1,757              1,764

Stockholders' equity:
   Preferred stock, $.001 par value: 1,000,000 shares
     authorized; no shares outstanding
   Common stock, $.001 par value: 50,000,000 shares
     authorized; issued and outstanding 16,658,857
     and 16,494,205 at June 28, 1997 and
     December 28, 1996, respectively                             16                 16
   Additional paid-in capital                               100,994             98,632
   Retained earnings                                         37,883             27,883
                                                           --------           --------
          Total stockholders' equity                        138,893            126,531
                                                           --------           --------
          Total liabilities and stockholders' equity       $268,387           $211,514
                                                           ========           ========

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income
(unaudited, in thousands, except per share amounts and store data)

                                          13 WEEKS  13 WEEKS  26 WEEKS  26 WEEKS
                                           ENDED     ENDED     ENDED     ENDED
                                          JUNE 28,  JUNE 29,  JUNE 28,  JUNE 29,
                                            1997      1996      1997      1996
                                          --------  --------  --------  --------


Net sales                                 $141,499  $ 99,480  $216,524  $149,427
Cost of goods sold including
  buying and occupancy                      94,453    67,752   149,743   104,020
                                          --------  --------  --------  --------
   Gross profit                             47,046    31,728    66,781    45,407
Selling, general and administrative
  expenses                                  27,344    18,691    48,106    31,523
                                          --------  --------  --------  --------
   Income from operations                   19,702    13,037    18,675    13,884
Interest expense                             1,017       326     1,884       618
                                          --------  --------  --------  --------
   Income before income taxes               18,685    12,711    16,791    13,266
Provision for income taxes                   7,527     5,134     6,791     5,356
                                          --------  --------  --------  --------
   Net income                             $ 11,158  $  7,577  $ 10,000  $  7,910
                                          ========  ========  ========  ========


   Net income per common and common
     equivalent share:
             Primary                      $   0.63  $   0.46  $   0.57  $   0.49
                                          ========  ========  ========  ========
             Fully diluted                $   0.63  $   0.46  $   0.57  $   0.48
                                          ========  ========  ========  ========

   Weighted average common and  common
     equivalent shares outstanding:
             Primary                        17,791    16,462    17,629    16,242
                                          ========  ========  ========  ========
             Fully diluted                  17,791    16,530    17,629    16,418
                                          ========  ========  ========  ========

Stores open at end of period                                       167       149
                                                              ========  ========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                                 26 WEEKS    26 WEEKS
                                                                   ENDED      ENDED
                                                                 JUNE 28,    JUNE 29,
                                                                   1997        1996
                                                                 --------   ---------
Cash flows from operating activities:
  Net income                                                     $ 10,000   $  7,910
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Depreciation and amortization                                    3,979      2,098
   Provision for deferred income taxes
   Provision for doubtful accounts
   Change in assets and liabilities:
   Accounts receivable, net                                        (3,149)    (2,467)
   Merchandise inventories                                        (37,472)   (11,266)
   Prepaid expenses and other                                      (4,968)    (4,086)
   Accounts payable                                                16,173     10,830
   Accrued expenses                                                 7,901      6,087
   Deferred items                                                     166         96
                                                                 --------   --------
Net cash provided by (used in) operating activities                (7,370)     9,202

Cash flows from investing activities:
  Purchases of property and equipment                             (10,994)    (6,842)
                                                                 --------   --------
Net cash used in investing activities                             (10,994)    (6,842)

Cash flows from financing activities:
  Net proceeds from line of credit                                 19,100
  Repayments of long-term debt                                       (881)    (2,221)
  Sale of common stock pursuant to
       associate stock purchase plan                                  467        301
  Exercise of stock options                                         1,135      1,244
                                                                 --------   --------
Net cash provided by (used in)  financing activities               19,821       (676)
                                                                 --------   --------

Net increase in cash                                                1,457      1,684
Cash:
        Beginning of period                                           894        399
                                                                 --------   --------
        End of period                                            $  2,351   $  2,083
                                                                 ========   ========

                               WEST MARINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Twenty-six weeks Ended June 28, 1997 and June 29, 1996 (unaudited)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 28, 1997 and June 29, 1996; and the interim results of operations and cash flows for the 26 weeks then ended. The consolidated balance sheet at December 28, 1996, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share", (SFAS No. 128), was issued. SFAS No. 128 requires dual presentation of basic Earnings Per Share "EPS" and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, warrants and other convertible securities. The pro forma effect assuming adoption of SFAS No. 128 at the beginning of each period is presented below.

                  13 WEEKS ENDING  13 WEEKS ENDING  26 WEEKS ENDING  26 WEEKS ENDING
                   JUNE 28, 1997    JUNE 29, 1996    JUNE 28, 1997    JUNE 29, 1996
                  ---------------  ---------------  ---------------  ---------------
Pro forma EPS:
     Basic             $0.67            $0.50            $0.60            $0.52
     Diluted           $0.63            $0.46            $0.57            $0.49

The results of operations for the 13 and 26 week periods presented herein are not necessarily indicative of the results to be expected for the full year.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

General
-------

West Marine distributes its merchandise through three divisions, stores (retail and wholesale) and catalog (retail) under the names of West Marine and E&B Discount Marine as well as Port Supply (wholesale). West Marine operated 167 stores in 29 states as of June 28, 1997, compared to 149 stores in 26 states as of June 29, 1996.

On June 17, 1996, West Marine acquired E&B Marine, Inc. The acquisition was accounted for under the purchase method of accounting. Accordingly, E&B Marine's results of operations for the period subsequent to the acquisition date are included in West Marine's results of operations.


Results of Operations
---------------------

Net sales increased $42 million, or 42.2%, from $99.5 million during the second quarter of fiscal 1996 to $141.5 million during the second quarter of fiscal 1997. This increase was attributable to increases in net sales from each of the Company's three divisions. Store net sales increased $37.6 million, or 49.3%, to $113.7 million during the second quarter of fiscal 1997. Net sales from comparable West Marine stores increased 1.5% and contributed $985,000 of the increase in net sales. Catalog net sales increased $3.7 million, or 28.0%, to $17 million. Port Supply net sales increased $755,000, or 7.5%, to $10.8 million. Store, catalog and Port Supply net sales represented 80.4%, 12% and 7.6%, respectively, of the Company's net sales for the second quarter of fiscal 1997 compared to 76.6%, 13.3% and 10.1%, respectively, of the Company's net sales for the second quarter of 1996.

Net sales increased $67.1 million, or 44.9%, from $149.4 million during the first six months of fiscal 1996 to $216.5 million during the first six months of fiscal 1997. This increase was attributable to increases in net sales from each of the Company's three divisions. Store net sales increased $60.3 million, or 53.8%, to $172.4 million. Net sales from comparable stores increased 3.7% and contributed $3.8 million of the increase in net sales. Catalog net sales increased $5.4 million, or 27.1%, to $25.3 million. Port Supply net sales increased $1.4 million, or 8.1%, to $18.8 million. Store, catalog and Port Supply net sales represented 79.6%, 11.7% and 8.7%, respectively, of the Company's net sales for the first six months of fiscal 1997 compared to 75%, 13.4% and 11.6%, respectively, of the Company's net sales for the first six months of fiscal 1996.

Gross profit increased $15.3 million, or 48.3%, in the second quarter of fiscal
1997 compared to the second quarter of fiscal 1996.   As a percentage of net
sales, gross profit was 33.2% in the second quarter of fiscal 1997 compared to 31.9% in the same period last year. The increase in gross profit, as a percentage of net sales, was primarily due to improved buying and distribution leverage offset in part by increased occupancy costs from the acquisition of the E&B Marine locations.

Gross profit increased $21.4 million, or 47.1%, in the first six months of fiscal 1997 compared to the first six months of fiscal 1996. As a percentage of net sales, gross profit was 30.8% in the first half of 1997 compared to 30.4% in the same period last year. The increase in gross profit, as a percentage of net sales, was primarily due to improved buying and distribution leverage offset in part by increased occupancy costs from the acquisition of the E&B Marine locations. During the next six months, the Company plans to consolidate its North Carolina distribution center and its Edison distribution center, into a new facility in Rock Hill, South Carolina, which could adversely affect gross profits until the replacement distribution center has matured.

Selling, general and administrative expenses increased $8.7 million, or 46.3%, in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996, primarily due to increases in direct expenses related to the growth in stores. Store direct expenses represented approximately 88.7% or $7.7 million of the increase. As a percentage of net sales, selling, general and administrative expenses increased to 19.3% in the second quarter of 1997 compared to 18.8% in the second quarter of 1996 primarily reflecting the increased selling costs due to the addition of the E&B Marine locations.

Selling, general and administrative expenses increased $16.6 million, or 52.6% in the first six months of fiscal 1997 compared to the first six months of fiscal 1996, primarily due to direct expenses related to stores. These expenses represented approximately 81.7% or $13.5 million of the increase. As a percentage of net sales, selling, general and administrative expenses increased to 22.2% in the first six months of fiscal 1997 from 21.1% in the first six months of fiscal 1996 primarily reflecting the increased selling costs due to the addition of the E&B Marine locations.

Interest expense increased $691,000 in the second quarter of 1997 compared to the second quarter of 1996, primarily as a result of higher average borrowings under the Company's line of credit in the second quarter of 1997 compared to the second quarter of 1996.


Liquidity and Capital Resources
-------------------------------

During the first half of 1997, the Company's primary source of working capital has been from borrowings under its line of credit. Net cash used in operations during the first six months of 1997 was $7.4 million, consisting primarily of earnings net of depreciation, a $13.4 million increase in inventory net of payables and other accrued expenses, a $3.1 million increase in accounts receivable, and a $5.0 million increase in prepaids and other assets. The inventory increase was primarily attributable to the seasonal build-up of inventory at West Marine and E&B Marine locations. Net cash used in investing activities was $11.0 million primarily for the purchase of property and equipment. Net cash provided by financing activities during the first half of 1997 was $19.8 million, consisting primarily of borrowings under the Company's line of credit and cash from the exercise of stock options.

Cash increased by $1.5 million during the first half of fiscal 1997 from $894,000 at the end of fiscal 1996 to $2.4 million as of June 28, 1997. West Marine's primary cash requirements are related to capital expenditures for stores, including leasehold improvement costs, fixtures, and merchandise inventory. The Company anticipates capital expenditures approximating $10 million in the last two quarters of fiscal 1997. Management believes that cash flow from operations together with bank debt financing will be sufficient to fund the Company's operations through the next year.

Seasonality
-----------

Historically, the Company's business has been highly seasonal. As a result of the acquisition of E&B Marine, the Company is even more susceptible to seasonality as a larger percentage of E&B Marine stores' sales occur in the second and third quarters of the year. During 1996, 63.1% of the Company's net sales and an even higher percentage of its net income occurred during the second and third quarters, principally during the period from April through July which represents the peak boating months in most of the Company's markets. In addition, the Company's results of operations for the second quarter of fiscal 1997 were adversely affected by weather conditions in many regions in the United States. Furthermore, the Company will become even more susceptible to seasonality and weather as it continues to expand its operations in the Northeast and Midwest.


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

(a)  The annual meeting of shareholders was held on May 8, 1997.

     (b) The following directors were elected at the meeting:

                    Randolph K. Repass
                    Crawford L. Cole
                    Geoffrey A. Eisenberg
                    Richard E. Everett
                    James P. Curley
                    David McComas
                    Walter Scott
                    Henry Wendt

          The foregoing constitute all members of the Board of Directors of the Company.



     (c) At the annual meeting no proposals were voted on aside from the election of directors.

     Set forth below is a tabulation with respect to the matter voted on at the meeting:


                             FOR      AGAINST OR WITHHELD
                          ----------  -------------------
Election of Directors:
 Randolph K. Repass       15,228,966       8,110
 Crawford L. Cole         15,228,903       8,173
 Geoffrey A.Eisenberg     15,228,872       8,204
 Richard Everett          15,228,966       8,110
 James P. Curley          15,228,754       8,322
 David McComas            15,227,160       9,916
 Walter Scott             15,227,760       8,316
 Henry Wendt              15,227,872       9,204

     (d)  Inapplicable.


Item 6. Exhibits and reports on Form 8-K

     (a)  Exhibits


          10.13 Third amendment to credit agreement dated June 27, 1997 among WMP, Bank of America National Trust and Savings Association, and other financial institutions party thereto.

          10.14 Lease dated March 11, 1997 between Watsonville Freeholders and West Marine Products Inc. for the Watsonville, California offices and other agreements thereto.

          11.1    Statement re: computation of earnings per share

          27      Financial Data Schedule


     (b)  Exhibits and Reports on Form 8-K

          No reports on Form 8-K have been filed for the period being reported.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 8, 1997              WEST MARINE, INC.
     --------------------


                           By. /s/ Crawford L. Cole
                             -------------------------------
                               Crawford L. Cole
                               President and Chief Executive Officer


                           By. /s/ John Zott
                             -------------------------------
                               John Zott,
                               Senior Vice President, Chief Financial Officer