Form 10-Q
period 1997-09-27
WEST MARINE INC
filed 1997-11-10
CIK 912833

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

For the quarter ended September 27, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  -----------------

                        Commission file number 0-22515

                               WEST MARINE, INC.
            (Exact Name of Registrant as Specified in Its Charter)

Delaware                                               77-035-5502
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

500 Westridge Drive, Watsonville, CA                          95076-4100
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code  (408) 728-2700
                                                    --------------

                                      N/A
  -----------------------------------------------------------------------------
    Former Name, Former Address and Former Year, if Changed Since Last Report

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                        No
   --------                       -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes                             No
   --------                       -------

APPLICABLE ONLY TO CORPORATE ISSUERS:
At October 25, 1997, the number of shares outstanding of the registrant's common stock was, 16,707,263.

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)


                                                                            September 27,          December 28,
        ASSETS                                                                  1997                   1996
      ----------                                                        --------------------   -------------------
Current assets:
     Cash                                                                $            1,162     $             894
     Accounts receivable, net                                                         5,907                 3,742
     Merchandise inventories                                                        151,238               122,731
     Prepaid expenses and other current assets                                       14,652                10,803
                                                                        --------------------   -------------------
                 Total current assets                                               172,959               138,170

Property and equipment, net                                                          44,270                30,654
Intangibles and other assets, net                                                    41,707                42,690
                                                                        --------------------   -------------------
                 Total assets                                            $          258,936     $         211,514
                                                                        ====================   ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
     Accounts payable                                                    $           34,350     $          33,627
     Accrued expenses                                                                13,837                10,901
     Current portion of long-term debt                                                1,412                   694
                                                                        --------------------   -------------------
                 Total current liabilities                                           49,599                45,222

Long-term debt                                                                       62,749                37,997
Deferred items and other non-current obligations                                      1,819                 1,764

Stockholders' equity:
     Preferred stock, $.001 par value: 1,000,000 shares
       authorized; no shares outstanding
     Common stock, $.001 par value: 50,000,000 shares
       authorized; issued and outstanding 16,697,014
       and 16,494,205 at September 27, 1997 and
       December 28, 1996, respectively                                                   17                    16
     Additional paid-in capital                                                     101,997                98,632
     Retained earnings                                                               42,755                27,883
                                                                        --------------------   -------------------
                 Total stockholders' equity                                         144,769               126,531
                                                                        --------------------   -------------------
                 Total liabilities and stockholders' equity              $          258,936     $         211,514
                                                                        ====================   ===================

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share amounts and store data)

                                                  13 Weeks             13 Weeks              39 Weeks               39 Weeks
                                                    Ended                Ended                 Ended                  Ended
                                                September 27,        September 28,         September 27,          September 28,
                                                    1997                  1996                  1997                  1996
                                              ------------------   ------------------    -------------------    ------------------

Net sales                                      $        115,471     $        104,547      $         331,995      $        253,974
Cost of goods sold including
  buying and occupancy                                   83,247               74,312                232,990               178,332
                                              ------------------   ------------------    -------------------    ------------------
     Gross profit                                        32,224               30,235                 99,005                75,642
Selling, general and administrative
  expenses                                               23,448               21,478                 71,554                53,002
Expenses related to integrating E&B Marine                                     2,995                                        2,995
                                              ------------------   ------------------    -------------------    ------------------
     Income from operations                               8,776                5,762                 27,451                19,645
Interest expense                                            622                  452                  2,506                 1,070
                                              ------------------   ------------------    -------------------    ------------------
     Income before income taxes                           8,154                5,310                 24,945                18,575
Provision for income taxes                                3,282                2,194                 10,073                 7,550
                                              ------------------   ------------------    -------------------    ------------------
     Net income                                $          4,872     $          3,116      $          14,872      $         11,025
                                              ==================   ==================    ===================    ==================


     Net income per common and common
        equivalent share:
               Primary                         $           0.28     $           0.18      $            0.85      $           0.66
                                              ==================   ==================    ===================    ==================
               Fully diluted                   $           0.28     $           0.18      $            0.85      $           0.66
                                              ==================   ==================    ===================    ==================

     Weighted average common and common
        equivalent shares outstanding:
               Primary                                   17,495               17,629                 17,586                16,686
                                              ==================   ==================    ===================    ==================
               Fully diluted                             17,546               17,629                 17,587                16,751
                                              ==================   ==================    ===================    ==================

Stores open at end of period                                                                            176                   151
                                                                                         ===================    ==================

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

                                                                             39 Weeks               39 Weeks
                                                                               Ended                  Ended
                                                                           September 27,         September 28,
                                                                               1997                   1996
                                                                        --------------------   -------------------

Cash flows from operating activities:
  Net income                                                             $           14,872     $          11,025
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                                                    6,146                 3,550
     Change in assets and liabilities:
     Accounts receivable, net                                                        (2,165)               (1,277)
     Merchandise inventories                                                        (28,507)               (4,721)
     Prepaid expenses and other                                                      (4,022)               (3,208)
     Accounts payable                                                                   723                 3,345
     Accrued expenses                                                                 3,042                 4,546
     Deferred items                                                                     228                   (62)
                                                                        --------------------   -------------------
Net cash provided by (used in) operating activities                                  (9,683)               13,198

Cash flows from investing activities:
  Purchases of property and equipment                                               (15,784)              (10,249)
                                                                        --------------------   -------------------
Net cash used in investing activities                                               (15,784)              (10,249)

Cash flows from financing activities:
  Net proceeds (repayments) from line of credit                                      23,899                (4,393)
  Repayments of long-term debt                                                       (1,425)
  Sale of common stock pursuant to
       associate stock purchase plan                                                    467                   301
  Exercise of stock options                                                           2,794                 2,565
                                                                        --------------------   -------------------
Net cash provided by (used in) financing activities                                  25,735                (1,527)
                                                                        --------------------   -------------------

Net increase in cash                                                                    268                 1,422
Cash:
        Beginning of period                                                             894                   399
                                                                        --------------------   -------------------
        End of period                                                    $            1,162     $           1,821
                                                                        ====================   ===================

See notes to condensed consolidated financial statements.

                               WEST MARINE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-nine weeks Ended September 27, 1997 and September 28, 1996
                                  (unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 27, 1997 and September 28, 1996; and the interim results of operations and cash flows for the 13 and 39 weeks then ended. The condensed consolidated balance sheet at December 28, 1996, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended. The results of operations for the 13 and 39 week periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share", (SFAS No. 128), was issued. SFAS No. 128 requires dual presentation of basic Earnings Per Share ("EPS") and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, warrants and other convertible securities. The pro forma effect assuming adoption of SFAS No. 128 at the beginning of each period is presented below.


                         13 Weeks Ending     13 Weeks Ending     39 Weeks Ending      39 Weeks Ending
                          September 27,       September 28,       September 27,        September 28,
                          -------------       -------------       -------------        -------------
                              1997                1996                1997                 1996
                              ----                ----                ----                 ----
Pro forma EPS:
    Basic                    $0.29               $0.19               $0.90                $0.71
    Diluted                  $0.28               $0.18               $0.85                $0.66


New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which
                                        ------------------------------
requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related information), which
     -------------------------------------------------------------------
establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

NOTE 2 - Capitalized Interest

The Company's policy is to capitalize interest incurred on debt during the course of major construction projects. Interest capitalized in the third quarter of 1997 was $404,000. Such amounts were not material in prior quarters.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

General
-------

West Marine distributes its merchandise through three divisions, stores (retail and wholesale) and catalog (retail) under the names of West Marine and E&B Discount Marine as well as Port Supply (wholesale). West Marine operated 176 stores in 29 states as of September 27, 1997, compared to 151 stores in 25 states as of September 28, 1996.

On June 17, 1996, West Marine acquired E&B Marine, Inc. The acquisition was accounted for under the purchase method of accounting. Accordingly, E&B Marine's results of operations for the period subsequent to the acquisition date are included in West Marine's results of operations.

Results of Operations
---------------------

Net sales increased $10.9 million, or 10.4%, from $104.5 million during the third quarter of fiscal 1996 to $115.5 million during the third quarter of fiscal 1997. This increase was attributable to an increase in net sales from the Company's Store and Port Supply divisions partially offset by a decrease in net sales in the Company's catalog division. Store net sales increased $11.3 million, or 13.4%, to $95.8 million during the third quarter of fiscal 1997. Net sales from comparable stores increased 5.8% and contributed $4.8 million of the increase in net sales. Catalog net sales decreased $877,000, or 7.4%, to $10.9 million. Catalog net sales were negatively impacted by the UPS strike which occurred in August, 1997. Port Supply net sales increased $513,000, or 6.2%, to $8.8 million. Store, catalog and Port Supply net sales represented 82.9%, 9.5% and 7.6%, respectively, of the Company's net sales for the third quarter of fiscal 1997 compared to 80.8%, 11.3% and 7.9%, respectively, of the Company's net sales for the third quarter of 1996.

Net sales increased $78.0 million, or 30.7%, from $254.0 million during the first nine months of fiscal 1996 to $332.0 million during the first nine months of fiscal 1997. This increase was attributable to increases in net sales from each of the Company's three divisions. Store net sales increased $71.6 million, or 36.4%, to $268.2 million. Net sales from comparable stores increased 4.6% and contributed $8.6 million of the increase in net sales. Catalog net sales increased $4.5 million, or 14.3%, to $36.3 million. Port Supply net sales increased $1.9 million, or 7.5%, to $27.5 million. Store, catalog and Port Supply net sales represented 80.8%, 10.9% and 8.3%, respectively, of the Company's net sales for the first nine months of fiscal 1997 compared to 77.4%, 12.5% and 10.1%, respectively, of the Company's net sales for the first nine months of fiscal 1996.

Gross profit increased $2.0 million, or 6.6%, in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. As a percentage of net sales, gross profit was 27.9% in the third quarter of fiscal 1997 compared to 28.9% in the same period last year. The decrease in gross profit, as a percentage of net sales, was primarily due to increased freight cost related to the UPS strike, and increased labor cost in the distribution centers offset in part by improved buying costs.

Gross profit increased $23.4 million, or 30.9%, in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. As a percentage of net sales, gross profit remained constant at 29.8% in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. Gross profit fluctuations were primarily due to improved buying and distribution leverage offset by increases in occupancy costs that resulted from the acquisition of the E&B Marine locations. Beginning in the fourth quarter of 1997 and continuing into fiscal 1998, the Company intends to consolidate its North Carolina distribution center and its Edison distribution center, with a new facility in Rock Hill, South Carolina, which could adversely affect gross profits until the replacement distribution center has matured.

Selling, general and administrative expenses, excluding 1996 expenses related to integrating E&B Marine, increased $2.0 million, or 9.2%, in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996, primarily due to increases in direct expenses related to the growth in stores. As a percentage of net sales, selling, general and administrative expenses decreased to 20.3% in the third quarter of 1997 compared to 20.5% in the third quarter of 1996 primarily reflecting a reduction in overhead costs as a result of the merger with E&B Marine which was offset in part by an increase in store direct expenses.

Selling, general and administrative expenses, excluding 1996 expenses related to integrating E&B Marine, increased $18.6 million, or 35.0% in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996, primarily due to direct expenses related to stores. These expenses represented approximately 91.4% or $16.9 million of the increase. As a percentage of net sales, selling, general and administrative expenses increased to 21.6% in the first nine months of fiscal 1997 from 20.9% in the first nine months of fiscal 1996 primarily reflecting the increased store direct expenses due to the addition of the E&B Marine locations.

Interest expense increased $1.4 million in the first nine months of 1997 compared to the first nine months of fiscal 1996, primarily as a result of higher average borrowings under the Company's line of credit.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of capital have been income from operations and borrowings under its line of credit. Net cash used in operations during the first nine months of 1997 was $9.7 million, consisting primarily of earnings net of depreciation, a $24.7 million increase in inventory net of payables and other accrued expenses, a $2.2 million increase in accounts receivable, and a $4.0 million increase in prepaids and other assets. The increase in inventory was primarily attributable to the addition of 25 new stores over the previous 12 months and the expanded SKU selection offered by the Company. Net cash used in investing activities was $15.8 million primarily for the purchase of property and equipment. Net cash provided by financing activities during the first nine months of 1997 was $25.7 million, consisting primarily of borrowings under the Company's line of credit and cash from the exercise of stock options.

Cash increased by $268,000 during the first nine months of fiscal 1997 from $894,000 at the end of fiscal 1996 to $1.2 million as of September 27, 1997. West Marine's primary cash requirements are related to capital expenditures for stores, including leasehold improvement costs, fixtures, and merchandise inventories. The Company anticipates capital expenditures approximating $6.0 million in the last quarter of fiscal 1997. Management is currently negotiating a new line of credit and believes that cash flow from operations together with additional bank debt financing will provide sufficient sources of capital to fund the Company's operations through the next year. The Company believes the additional financing will be at comparable rates and conditions as its current line.

Seasonality
-----------

Historically, the Company's business has been highly seasonal. As a result of the acquisition of E&B Marine, the Company is even more susceptible to seasonality as a larger percentage of E&B Marine stores' sales occur in the second and third quarters of the year. During 1996, 63.1% of the Company's net sales and an even higher percentage of its net income occurred during the second and third quarters, principally during the period from April through July which represents the peak boating months in most of the Company's markets. The Company expects sales will become more susceptible to seasonality and weather as it continues to expand its operations.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995:
-----

The statements in this filing that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. Set forth below are certain important factors that could cause the Company's actual results to differ materially from those expressed in any forward-looking statements.

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


                          PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

        (a)      Exhibits


                 10.14 Third Amendment to credit agreement dated September 24, 1997 among WMP, Bank of America National Trust and Savings Association, and other financial institutions party thereto.

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

Date:  November 11, 1997                         WEST MARINE, INC.
       -----------------


                                  By. /s/ Crawford L. Cole
                                      --------------------
                                      Crawford L. Cole
                                      President and Chief Executive Officer


                                  By. /s/ John  Zott
                                      --------------
                                      John Zott,
                                      Senior Vice President, Chief
                                      Financial Officer