Form 10-K
period 1998-01-03
WEST MARINE INC
filed 1998-04-02
CIK 912833

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended
                                January 3, 1998

                            Commission File Number
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

                                 Common Stock
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   [X].    No   [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 28, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $244,023,583.

At February 28, 1998, the number of shares outstanding of registrant's Common Stock was 16,822,956.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
The definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

PART I
ITEM 1 - BUSINESS

GENERAL

West Marine, Inc. ("West Marine" or the "Company") is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. At year-end 1997, the Company offered its products through 184 stores in 30 states under the names West Marine and E&B Marine and through catalogs which it distributes several times each year. The Company's business strategy is to offer an extensive selection of high quality marine supplies and apparel to the recreational aftermarket for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment emphasizing customer service and technical assistance. The Company also is engaged, through its Port Supply division and its stores, in the wholesale distribution of products to commercial customers and other retailers.

West Marine was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. Unless the context otherwise requires, "West Marine" and the "Company" refer to West Marine, Inc. and its subsidiaries. The Company's principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100 and its telephone number is (408) 728-2700.

RECENT DEVELOPMENTS

During 1997, the Company expanded its operations -- opening 33 new stores and entering into new geographic markets in Arizona, Indiana, Minnesota, Missouri, Vermont and Wisconsin. The Company closed the Edison, New Jersey distribution center in December of 1997 and during early 1998 closed its Charlotte, North Carolina distribution center, thereby consolidating its East Coast inventory and operations into one new distribution center in Rock Hill, South Carolina.

EXPANSION STRATEGY

Stores. Since opening its first store in 1975, the Company has grown through internal expansion and acquisitions, and operated 184 stores in 30 states at year-end 1997. As shown in the table below, the Company has achieved increasing geographic diversification within the United States in recent years. The following table sets forth, by geographic region, the number of stores open at the end of each of the following years:


------------------------------------------------------------------------------------------
                             1993          1994          1995         1996         1997
                          -----------   -----------   ----------   ----------   ----------
West                               20            22           24           27           35
Great Lakes                                       2            6           18           24
Gulf Coast                          4             4            4            7           11
Northeast                           6            13           16           44           49
Mid-Atlantic                        1             2            4           11           19
Southeast                           6            11           18           44           46
                                 ----          ----         ----         ----         ----
Total                              37            54           72          151          184
                                 ====          ====         ====         ====         ====
------------------------------------------------------------------------------------------


The Company intends to continue to enhance its store presence in 1998. The Company's ability to expand will depend on a number of factors, including the adequacy of the Company's capital resources, the Company's ability to further penetrate markets successfully, its ability to locate suitable store sites, to hire, train and integrate associates and to adapt its distribution and other operational systems. The Company will continue to pursue the acquisition of other companies' assets and product lines that either complement or expand its existing business. There is no assurance that the Company will be able to achieve its planned expansion or that such expansion will be accomplished on a profitable basis. Failure to achieve its planned expansion could have a material adverse effect on the Company.

Catalog and Port Supply. Although the Company expects that increases in net sales and net income, if any, will be principally due to expansion of its store operations, the Company anticipates growth in its Port Supply operations and its Catalog operations. The Company's Port Supply division is focusing on the Midwest and Gulf Coast regions in addition to an increased telemarketing presence throughout the United States. Catalog operations in 1998 will focus on geographic areas not served by West Marine or E&B Marine stores, including Canada and certain other international locations. The Company expects that Catalog sales and Port Supply sales will continue to represent declining percentages of the Company's total net sales.

MERCHANDISING

Merchandise Selection. The Company offers its customers the convenience of one-stop shopping through a comprehensive selection of high quality marine supplies and apparel for their complete recreational boating needs. The products distributed by the Company are intended to serve the recreational aftermarket for both sailboats and powerboats, with a large percentage of the Company's products applicable for use with both types of vessels. Powerboats represent a substantial majority of boats registered in the United States. In 1997, the Company added an additional 3,000 items to its inventory selection, many of which were specifically designed to meet the needs of powerboat owners. The Company does not sell boats (other than inflatable boats and dinghies) or inboard motors. The Company's merchandise selection at the end of 1997 consisted of approximately 35,000 SKUs representing over 1,100 brand names and "West Marine" private label products. The Company believes its private label merchandise provides a competitive advantage by offering customers an assortment of unique, quality merchandise at attractive prices.

The Company offers a wide variety of products which can be generally classified into the following categories:

 . Boating Products
 . Boating Technology
 . Apparel
 . Interior

Merchandise sold by the Company can be divided into three general merchandise categories:

Marine Supplies. These products include brand name offerings, as well as "West Marine" private label merchandise. Marine supplies represented a substantial majority of the Company's net sales in 1997.

Electronics. The Company carries a broad selection of the most current electronics equipment. The selection includes global positioning navigational systems ("GPS"), as well as other electronic equipment such as ship-to-shore radios, marine stereos, autopilots, fish finders and radars. The Company also offers private label VHF radios and other electronic equipment.

Softgoods. West Marine features a broad selection of high quality boating apparel and footwear including well-known brands. The Company also offers a selection of foul weather gear, shirts, shorts, jackets, hats, boots, and other apparel bearing the Company's private labels.

The Company strives to maintain consistent in-stock availability of merchandise. An individual store's merchandise mix is tailored to respond to local market
conditions and buying preferences.   Any items stocked by the Company but not
available in a particular store can be shipped to the customer. In addition, the Company's special orders department can acquire products which the Company does not normally stock.

Pricing. The Company's policy is to offer its products at prices that are competitive with the prices charged by other national and regional marine supply specialty retailers and that are generally lower than prices charged by local independent operators. Replaceable price signage is clearly posted on shelving instead of directly on each item, enabling rapid price changes on items in the stores. The Company's commitment to offering competitive prices is supported by its price matching program where the Company will, for a period of 30 days, either match the competitor's price or refund the difference between the Company's price and the competitor's price. Most pricing decisions are made centrally by the Company's buyers. However, store managers are responsible for monitoring local competition and adjusting prices to remain competitive. The Company believes that its competitive pricing policy, together with its price matching program, are important factors in establishing and maintaining a favorable reputation among customers.

SOURCING AND PURCHASING

Vendor Relationships. The Company purchased merchandise from more than 1,100 vendors during 1997 and achieved significant efficiencies through quantity purchases and direct orders from suppliers. West Marine offers many of the brands best known to its target customers. In 1997, no vendor accounted for more than 9% of the Company's merchandise purchases and the Company's 20 largest vendors accounted for approximately 35% of the Company's merchandise purchases. The Company deals with its suppliers on an order-by-order basis and has minimal long-term purchase contracts or other contractual assurances of continued supply or pricing.

The Company strives to maintain strong and interactive relationships with its vendors. Buyers meet regularly with major vendors to stay abreast of new products, new technology and new pricing. In addition, West Marine conducts a yearly program at which key vendors are encouraged to discuss their business and their relationship with the Company's key executives and buyers. The Company works closely with its vendors, frequently sharing information regarding market research and the Company's performance and goals. The Company also receives cooperative advertising allowances from certain vendors.

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

Purchasing. The Company's Senior Vice President of Merchandising oversees the purchasing of the Company's merchandise. This person supervises merchandise managers, who supervise a group of buyers. Each buyer is responsible for specified product categories. The Company's buyers are also responsible for specifying private label merchandise and for contracting the manufacture of these goods and assuring their delivery. The Company's Assistant Vice President of Inventory Management oversees a staff responsible for managing inventory levels in the distribution facilities and the stores, and for minimizing in-store out-of-stocks. Inventory managers are assisted by a sophisticated management information system which provides them with current inventory, price and volume information by SKU and recommended purchase quantities, allowing them to react quickly to market changes.

CUSTOMER SERVICE

The Company is committed to achieving "better than expected" customer satisfaction to encourage repeat business. To develop responsive, well-trained sales associates, the Company has devoted significant resources to developing and implementing extensive employee training programs aimed at increasing product knowledge and responsiveness to customer needs. In addition, the Company provides a price matching program, special order capabilities and a "no hassle" satisfaction guarantee that permits customers who are not completely satisfied to return any items for an exchange, credit or refund. To educate customers on the latest developments in boating and product offerings, the Company conducts classes and seminars. The Company's master catalog also provides technical information relating to various marine subjects. To provide customers easy access to factory authorized repair service, the Company maintains in-house service centers at its facilities in Hollister, California and Rock Hill, South Carolina. Based on information received from its customers, the Company believes it has established a reputation for excellent customer service.

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

The Company's stores are conveniently located either near boat marinas or at central locations accessible to boaters. Most stores have large, readily identifiable signage, easy access from major roads and adequate customer parking. The stores currently range in size from approximately 3,000 to 15,100 square feet. Stores are generally open seven days a week, including most holidays.

The format of West Marine and E&B Marine stores depends on the size of the store and the buying patterns of the local markets. Merchandise is displayed in functional product groupings clearly identified by signs hanging in each aisle. The layout of the store is designed to expose each customer to a large proportion of the store's product offerings and to stimulate customer purchases. For example, frequently purchased items such as rope, varnish and other maintenance supplies are generally displayed at the rear of the store, whereas items that are higher margin and have a strong impulse purchasing orientation are displayed in the front of the store. Eye-catching end-cap displays feature new product offerings or promotional items or focus on a particular product category, such as safety equipment. The Company's brightly lit, well organized stores are designed to provide a convenient shopping environment.

STORE OPERATIONS

Management and Associates. The Company's stores are organized into geographic regions with a regional manager responsible for each region. Regional managers report to the Chief Operating Officer. Each region is then organized into districts, each with a district manager responsible for the store operations within his or her district. The Company's district managers frequently visit the stores within their respective geographic areas to monitor financial performance and ensure adherence to the Company's operating standards. The typical staff for a West Marine store consists of one store manager, an assistant store manager and between four and twenty additional hourly sales associates, most of whom work part-time. Store managers make all hiring decisions, monitor and respond to local competitive forces and, in certain cases, supplement their stores' merchandise mix with products suited for their specific market.

Training and Compensation. Customer service is a defining feature of the West Marine corporate culture. The Company believes that knowledgeable and enthusiastic sales associates have a direct impact on profitability. The Company places great emphasis on new hire training, associate training, on-the-job training, additional self-paced training and field tests to help ensure that sales associates are thoroughly familiar with the technical elements of the Company's product offerings. Store managers, most of whom are drawn from the Company's sales associates, also complete an intensive training program.

Store and district managers participate in an incentive plan that ties compensation awards to the achievement of specified store profits, group performance goals and overall Company profits. Sales associates participate in an incentive plan that is based on a factor which includes sales and profit at their store level. In addition, the Company advocates broad-based participation in its stock option plans and all associates and managers are eligible to receive option grants. The Company believes that through its training programs, incentive pay, and stock option and stock purchase programs, it has developed a sense of ownership amongst the associates which has served to build commitment to Company goals and to limit turnover in its store staff.

CATALOG OPERATIONS

The Company's catalog operations offer customers convenience in the purchasing of recreational boating supplies and apparel. In addition, catalog operations also service retail markets where the Company has not opened stores. The Company believes that catalog operations have served as an effective marketing and advertising tool for the Company's store operations.

The Company mails several versions of a master merchandise catalog throughout the United States once a year. These versions are based on boat size and type. In addition, smaller seasonal full-color catalogs and flyers are mailed monthly. The catalogs also provide technical information regarding product offerings and the locations of the Company's stores. The Company maintains an extensive mailing list for distribution of its catalogs. The Company also rents mailing lists from the publishers of boating magazines and others.

The Company designs and produces its catalogs at its executive offices in Watsonville, California, utilizing a desktop publishing system. This enables the Company to make both pricing and product changes until shortly before the catalogs are printed. The Company's catalogs are printed and distributed by a leading commercial printer which produces similar publications for several other mail-order merchandisers.

The Company receives all catalog orders by mail, fax, internet or telephone at its Watsonville, California call center. Merchandise is then distributed to customers from one of the Company's distribution facilities. The Hollister distribution facility services primarily the West Coast while the Rock Hill, South Carolina distribution facility services customers east of the Rockies. The Company believes that having distribution centers on both coasts and a large merchandise selection are competitive advantages, enabling the Company to respond to orders promptly. The Company's call center telephone number is 1-800-BOATING.

PORT SUPPLY OPERATIONS

The Company's Port Supply division was created to address a broader customer base and to take advantage of purchasing and distribution efficiencies. Through this division, the Company distributed marine supplies at wholesale prices to approximately 22,000 commercial customers in 1997, including customers involved in boat sales, boat building, boat repair, yacht chartering, and marine supply retailers who resell the items. In addition, Port Supply sells to industrial and government customers who use marine related products. Port Supply's customer base is national with a growing presence internationally. The Port Supply's sales force is supervised by the sales manager who answers to the Vice President and General Manager of this division. Port Supply distributes a wholesale version of the master catalog, together with a wholesale price list, to its customers and prospective customers annually and issues supplemental wholesale pricing information and promotional pieces throughout the year.

DISTRIBUTION

The Company has two distribution centers, one located on the West Coast and the other located on the East Coast. The West Coast distribution center is 162,000 square feet and is located in Hollister, California. The East Coast distribution center is 457,000 square feet and is located in Rock Hill, South Carolina. The Company's merchandise is currently received, inspected, processed, warehoused and distributed through these two facilities. The Company consolidated its East Coast distribution centers into the Rock Hill facility when it closed the Edison, New Jersey distribution center in December 1997 and the Charlotte, North Carolina distribution center in the first quarter of 1998.

Vendors ship products to one of the distribution centers where the merchandise is inspected, verified against the original purchase order, ticketed and repackaged for shipment to stores, and Catalog and Port Supply customers. Both distribution centers use radio frequency devices for managing distribution center procedures. Various methods of transportation are used to ship products, including truck and air freight, as well as the Company's trucks and vans. Store inventory levels are analyzed through the Company's management information systems. The store level automatic replenishment system maintains stock levels for each SKU in each store location. The inventory purchasing system maintains stock levels for each SKU in each distribution center location. Normally, merchandise is sent to stores once a week, however, during certain seasonal periods, stores may receive more than one shipment per week.

INFORMATION SYSTEMS

West Marine has invested significant resources in management information systems that provide store managers and Company management with daily information on sales, gross margins and inventory levels. The Company utilizes a fully integrated software system which runs on multiple IBM AS/400 computers. This third party system has been designed to integrate all major aspects of the Company's business including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, as well as various financial systems. All purchasing functions are processed through a secondary software application which is fully integrated with the core system.

Each of the Company's stores is linked to the Company's headquarters through a system that provides inventory look up and sales history and permits electronic mail. The point-of-sale system keeps a record, updated daily, of each merchandise item from receipt to sale. The system permits "price look-up", on-line credit card approval and product UPC scanning.

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

In connection with store openings, the Company conducts a grand opening at which prizes are awarded and sale prices are instituted. The Company also donates for each grand opening to a local environmental or community group. West Marine continues to contribute to these groups on a regular basis by providing financial support or free products.

In connection with its promotional efforts, the Company leases and owns several boats, including a 40-foot sailboat. These boats are equipped with products distributed by the Company and are used for testing and training. Sales associates and managers often participate as crew on the boats to familiarize themselves with the products sold by the Company.

COMPETITION

The retail market for marine supplies is highly competitive and the Company expects the level of competition to increase. The Company's stores compete with other national specialty marine supply stores such as Boat/U.S. and Boater's World. Many of these competitors have stores in the markets in which the Company now operates and in which it plans to expand. The Company also competes with a wide variety of local and regional specialty stores and, to a lesser extent, sporting good stores and mass merchants. The Company's catalog operations compete with other catalog retailers, as well as, competitors' stores and the Company's own stores as they expand into markets historically serviced by the Company's catalog division. The Company also has a number of competitors in the wholesale distribution of marine products. Certain of the Company's competitors have greater financial, marketing and other resources than the Company.

The principal factors of competition in the Company's marketplace are quality, availability and variety of merchandise, price, customer service and convenience. The Company believes that it competes successfully on the basis of all such factors.

TRADEMARKS AND SERVICE MARKS

The Company is the owner in the United States of the trademarks and service marks "West Marine" and "E&B Marine", among others. These marks are registered with the United States Patent and Trademark Office. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal.

ASSOCIATES

As of January 3, 1998, the Company had 3,095 associates, of whom approximately 1,830 were full-time and approximately 1,265 were part-time and temporary. In addition, a significant number of seasonal associates were hired during the Company's peak selling seasons.

EXECUTIVE OFFICERS

The following table sets forth information regarding the executive officers of the Company:

Name                      Age   Position
Randolph K. Repass         54   Chairman of the Board
Crawford Cole              39   President, Chief Executive Officer and Director
Richard E Everett          44   Executive Vice President, Chief Operating Officer and Director
Robert Hebeler             40   Senior Vice President, Merchandise
John  Zott                 39   Senior Vice President, Finance, Chief Financial Officer and Secretary


     Randolph K. Repass has been Chairman of the Board of the Company since founding the Company in 1968 and was the Company's Chief Executive Officer from 1968 until April 1995. He served as President from 1968 to 1990 and reassumed the position of President temporarily in 1993. Mr. Repass began his career in engineering and marketing with Fairchild Semiconductor in 1966. He is President of Sail America, a sailing industry association. He received a B.S. degree in electrical engineering from Duke University.

     Crawford Cole became President and Chief Executive Officer of the Company in April 1995 and has served as a director since 1990. From late 1993 to early 1995, Mr. Cole left the Company and lived in Europe while continuing as a director. He was the Company's President from July 1990 to August 1993. From July 1987 to May 1990, Mr. Cole was a Senior Vice President of Northern Automotive, an autoparts retailer. Mr. Cole holds a B.S. degree in mechanical engineering from the University of Virginia and an M.B.A. from the University of Georgia.

     Richard E Everett joined West Marine in 1980, became Executive Vice President, Chief Operating Officer in 1995 and has served as a director since 1994. He currently oversees the Company's store operations, real estate, store planning and construction. During his career with West Marine, Mr. Everett has held a number of positions in store operations. He began as a store associate, was promoted to a store manager, and has served as district manager for several of the Company's districts. Prior to his current position in West Marine, Mr. Everett was Senior Vice President of Store Operations. He founded and operated a sailboat rigging company prior to joining West Marine. Mr. Everett received a B.S. degree from the University of California, Berkeley.

     Robert Hebeler joined the Company in January 1996, as Senior Vice President of Merchandising. Prior to that, Mr. Hebeler was the Vice President of Merchandising and Marketing for Gander Mountain Inc., a specialty retailer and cataloger from 1993 to 1996. Mr. Hebeler holds a B.A. degree from Michigan State University and an M.M.A. from Aquinas College.

     John Zott joined the Company in 1990, became Senior Vice President, Finance in 1995, and has served as Chief Financial Officer since 1990. Prior to that, Mr. Zott was the Controller for The Nature Company, a specialty retailer, from 1988 to 1990. Mr. Zott holds a B.S. degree in accounting and an M.B.A from the University of Detroit.

ITEM 2 -- PROPERTIES

The Company's corporate offices are located in a 90,000 square foot facility in Watsonville, California, which the Company occupies under a lease expiring in 2006. The Company operates a 162,000 square foot distribution center located in Hollister, California with a lease that expires in 2011. The Company operates a 457,000 square foot distribution center located in Rock Hill, South Carolina with a lease that expires in 2007.

At January 3, 1998, the Company's 184 stores included an aggregate of approximately 1.5 million square feet of space. The Company's stores are all leased, typically for a ten year term, with options to renew for additional terms. In most cases, the Company pays a fixed rent. Substantially all of the leases require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses.


ITEM 3 - LEGAL PROCEEDINGS

Litigation

         The Company is not a party to any material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

         PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

West Marine, Inc. common stock trades on the Nasqaq National Market tier of The Nasdaq Stock Market under the symbol WMAR. The following table sets forth for the period indicated, the high and low closing sales prices for the Company's common stock, as reported by the Nasdaq Stock Market. The prices shown below have been adjusted to reflect a two-for-one stock split effected in July 1996.

------------------------------------------------------------------------------------------
                                FIRST        SECOND       THIRD        FOURTH
                               QUARTER      QUARTER      QUARTER      QUARTER
                              ----------   ----------   ----------   ----------
1997
-----------
Stock trade price:
     High                     $36          $34  3/4      $26  3/4      $25  3/4
     Low                      $26  3/4     $22  3/4      $17           $18  5/8

1996
-----------
Stock trade price:
     High                     $24  1/2     $37  5/8      $39  3/4      $37
     Low                      $15  3/8     $24  1/4      $26  1/4      $24 3/4
------------------------------------------------------------------------------------------

As of February 28, 1998, there were approximately 1,496 holders of record of the Company's common stock.

On December 23, 1997, the Company issued a $40.0 million senior guaranteed note to five insurance investors. Net proceeds to the Company were approximately $39.7 million, after deducting expenses and commissions. The note matures on December 23, 2004 and bears interest at the rate of 6.85%. The Company relied upon exemptions under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of the rules and regulations promulgated thereunder the transaction described above.


ITEM 6 - SELECTED FINANCIAL DATA
(in thousands, except per share and operating data)
                                                             1993        1994        1995        1996        1997
----------------------------------------------------------------------------------------------------------------

Consolidated Income Statement Data:
Net sales                                                $122,815    $169,923    $224,204    $323,300    $415,208
Income from operations                                      6,904      10,935      16,198      21,156      29,116
Income before income taxes                                  5,903       9,740      14,819      19,490(2)   25,487
Net income                                                              5,985       8,975      11,566(2)   15,173
Pro forma net income(1)                                     3,542
Net income per common and
common equivalent share:
      Basic                                                          $   0.47    $   0.64    $   0.73(2)    $0.91
      Diluted                                                        $   0.45    $   0.61    $   0.68(2)    $0.86
Pro forma net income per common and
common equivalent share(1):
      Basic                                              $   0.37
      Diluted                                            $   0.34
Supplemental pro forma net income per
common and common equivalent share(1):
      Basic                                              $   0.34
      Diluted                                            $   0.32
Consolidated Balance Sheet Data:
Working capital                                          $ 21,724    $ 30,757    $ 58,619    $ 92,948    $149,242
Total assets                                               46,458      70,385      95,845     211,514     275,888
Long-term debt                                              4,459      12,297       8,284      37,997      92,960
Operating Data:
Stores open at year-end                                        37          54          72         151         184
Comparable store net sales increase                           8.0%       15.8%        9.0%        5.4%        5.0%

(1) Pro forma net income reflects the Company's earnings as if it had been a C Corporation for tax purposes. Pro forma net income per share is based on the weighted average common and common equivalent shares outstanding during the period as calculated using the treasury stock method. For purposes of this calculation, all stock options granted within one year of the Company's initial public offering are treated as outstanding for all of 1993. The supplemental pro forma net income per share calculation is based upon the weighted average shares used in the pro forma net income per share calculation plus 803,213 shares offered by the Company in its initial public offering to fund the $10 million distribution of undistributed taxable S Corporation earnings.

(2) Includes a $3.0 million pre-tax charge for expenses related to the integration of E&B Marine in 1996. Basic and diluted net income per share without this one-time charge would have been $0.85 and $0.79, respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company Overview
------------------------------------------------------------------------------
West Marine distributes its merchandise through three divisions, stores (retail and wholesale) and catalog (retail) under the names of West Marine and E&B Marine as well as Port Supply (wholesale). West Marine operated 184 stores in 30 states as of the end of 1997, compared to 151 stores in 26 states as of the end of 1996. All references to 1997, 1996 and 1995 refer to the Company's fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively. The fiscal year 1997 includes 53 weeks.

On June 17, 1996, West Marine acquired E&B Marine, Inc., a specialty retailer of marine supplies with 64 stores and a mail order catalog operation (see Note 2 to consolidated financial statements). The acquisition was accounted for under the purchase method of accounting. Accordingly, E&B Marine's results of operations for periods subsequent to the acquisition are included with West Marine's results of operations.

Results of Operations
------------------------------------------------------------------------------
The following table sets forth certain income statement components expressed as a percent of sales:

                                 1995     1996     1997
------------------------------------------------------------------------------
Net sales                       100.0%   100.0%   100.0%
Cost of goods sold
  including buying
  and occupancy                  71.4     70.8     70.7
------------------------------------------------------------------------------
Gross profit                     28.6     29.2     29.3
Selling, general and
  administrative expenses        21.4     21.7     22.3
Expenses related to
  integrating E&B Marine                   0.9
------------------------------------------------------------------------------
Income from operations            7.2      6.6      7.0
Interest expense                  0.6      0.5      0.8
------------------------------------------------------------------------------
Income before income taxes        6.6      6.1      6.2
Provision for income taxes        2.6      2.5      2.5
Net income                        4.0%     3.6%     3.7%

1997 Compared to 1996
------------------------------------------------------------------------------
Sales for 1997 increased 28.4% to $415.2 million compared to $323.3 million in 1996. This increase was attributable to increases in sales from each of the Company's three divisions. Store sales increased 33.7% to $334.6 million. The increase in store sales was primarily due to 33 additional stores opened in 1997 and the 64 E&B Marine stores acquired on June 17, 1996. Net sales from comparable stores increased 5.0% and contributed $11.6 million, or 13.8% of the increase. The E&B Marine locations entered the Company's comparable store sales base in August 1997. Catalog sales increased 10.8% to $45.2 million. The Company believes that the Catalog sales increases are attributable to the acquisition of the E&B Marine Catalog business and the growth of the international catalog business. Port Supply sales increased 9.8% to $35.3 million, resulting primarily from the Company's continued territory expansion and additional van delivery routes.

Gross profit increased 29.0% in 1997 compared to 1996 primarily due to the increase in sales. Gross profit as a percentage of sales increased to 29.3% in 1997 from 29.2% in 1996, primarily reflecting improved buying and distribution leverage which offset an increase in freight and occupancy costs that resulted from the E&B Marine acquisition. During the first quarter of 1998, the Company completed the consolidation of its North Carolina distribution center into a new facility in Rock Hill, South Carolina, which could adversely affect gross profits until the replacement distribution center has matured. The Company closed its Edison, New Jersey distribution center in December 1997.

Selling, general and administrative expenses increased $22.4 million, or 31.9%, in 1997, of which 89.6% of the increase related to additional direct expenses related to the growth in stores and the effect of the acquisition of the E&B Marine stores. As a percentage of sales, selling, general and administrative expenses increased from 21.7% in 1996 to 22.3% in 1997 primarily due to the growth in stores.

Income from operations increased $8.0 million, or 37.6%, from 1996 to 1997. As a percentage of net sales, income from operations increased to 7.0% in 1997 from 6.6% in 1996, primarily due to a $3.0 million pre-tax charge for expenses related to the integration of E&B Marine in 1996.

Interest expense increased $2.0 million, in 1997 compared to 1996, primarily as a result of higher weighted average interest rates, as well as higher average borrowings under the Company's line of credit during 1997, principally to fund increased levels of inventory, due to the increase in the number of stores.

1996 Compared to 1995
------------------------------------------------------------------------------
Sales for 1996 increased 44.2% to $323.3 million compared to $224.2 million in 1995. This increase was attributable to increases in sales from each of the Company's three divisions. Store sales increased 51.0% to $250.3 million. The gross increase in store sales was primarily due to the 64 E&B Marine stores acquired on June 17, 1996 and 16 additional West Marine stores opened in 1996. Net sales from comparable West Marine stores increased 5.4% and contributed $8.7 million, or 10.3% of the increase. Catalog sales increased 24.6% to $40.8 million. The Company believes that the Catalog sales increases were attributable to the E&B Marine acquisition as well as a refined mailing strategy and product mix enhancements. Port Supply sales increased 25.5% to $32.2 million, resulting primarily from the Company's continued East Coast expansion.

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

Selling, general and administrative expenses increased $22.2 million, or 46.3%, in 1996, primarily due to increased direct expenses related to the growth in West Marine stores and the acquired E&B Marine stores. Store direct expense represented approximately 69.1% of the $22.2 million increase. As a percentage of sales, selling, general and administrative expenses increased from 21.4% in 1995 to 21.7% in 1996 primarily due to the growth in stores.

Expenses related to integrating E&B Marine totaled $3.0 million or 0.9% of 1996 sales. Such costs represented one time charges for the closing of the E&B Marine corporate headquarters, converting E&B Marine distribution, buying and financial operations to West Marine systems and other non-recurring expenses.

Income from operations increased $5.0 million, or 30.6%, from 1995 to 1996. As a percentage of net sales, income from operations decreased to 6.6% in 1996 from 7.2% in 1995. Excluding E&B Marine integration costs of $3.0 million, income from operations as a percentage of sales was 7.5% in 1996.

Interest expense increased $287,000 or 20.8%, in 1996 compared to 1995, primarily as a result of higher average borrowings under the Company's line of credit during 1996, principally to fund increased levels of inventory due to the increase in stores.

Liquidity and Capital Resources
------------------------------------------------------------------------------
During 1997, the Company's primary sources of capital have been bank borrowings as well as income from operations. Net cash used in operations during 1997 was $30.4 million, consisting primarily of earnings excluding depreciation and changes in deferred income taxes, a $7.0 million decrease in accounts payable, a $43.6 million increase in inventory, a $5.2 million increase in accounts receivable, prepaid expenses and other assets, and a $3.5 million decrease in accrued expenses. The inventory increase was primarily attributable to the addition of 33 new stores during 1997, the temporary operation of four facilities during the consolidation of the Company's existing distribution centers into two distribution centers and the expansion of the merchandise selection offered by the Company. Net cash used in investing activities was $24.5 million primarily for the purchase of property and equipment for store expansion as well as new systems. Net cash provided from financing activities was $54.9 million, consisting of $15.1 million from the Company's line of credit, $37.2 from the net proceeds from long-term debt and $2.7 million received from the exercise of stock options and the sales of common stock pursuant to the associate stock purchase plan.

Cash increased by $116,000 during 1997 from $894,000 at the end of 1996 to $1.0 million at the end of 1997. West Marine's primary cash requirements are related to capital expenditures for new stores, including leasehold improvement costs and fixtures, and merchandise inventory for stores. The Company expects to spend approximately $17 million on capital expenditures during 1998. The Company intends to pay for its expansion through cash generated from operations and bank borrowings. The Company believes that cash from operations together with the current credit line will be sufficient to fund the Company throughout 1998.

During 1997, the Company issued a $40.0 million senior guaranteed note to five insurance investors. This note matures on December 23, 2004 and bears interest at the rate of 6.85%, with the first principal payment due on December 23, 2000. This note is unsecured and contains restrictive covenants including a required fixed charge coverage ratio, debt to capitalization ratio, and minimum net worth.

At the end of 1997, the Company had available a new $90.0 million revolving line of credit with three banks which expires on October 4, 2000. Depending on the Company's election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor ranging from 0.45% to 0.875%. At the end of 1997, borrowings under the credit line were $51.6 million bearing interest at rates ranging from 6.45% to 8.5%. At the end of 1996, borrowings from the previous credit line were $37.0 million bearing interest at rates ranging from 6.18% to 6.37%.

In addition, the Company had available a new $2.0 million revolving line of credit with a bank, which expires on October 4, 2000. The line bears interest at the bank's reference rate and has a ten day paydown requirement. At the end of 1997, borrowings from this credit line were $450,000 bearing interest at 8.5%. Both the aforementioned credit lines are unsecured and contain certain restrictive covenants including maximum leverage ratio, minimum cash flow coverage ratio, and maximum funded debt ratio. These covenants also restrict the repurchase or redemption of stock and the paying of dividends, investments in subsidiaries and annual capital expenditures. At the end of 1997 and 1996, the Company had $100,000 and $850,000, respectively, of outstanding stand-by letters of credit. At the end of 1997, the Company had $432,000 of outstanding commercial letters of credit; there were no outstanding commercial letters of credit at the end of 1996. During 1997 and 1996, the weighted average interest rates in effect were 6.7% and 6.5%, respectively.

Year 2000
--------------------------------------------------------------------------------
The Company has developed a plan to deal with the Year 2000 (Y2K) issue. The plan covers systems and vendor issues that will be generated by the change of the year from 1999 to 2000. The systems portion of the plan includes a detailed survey of the current systems and associated upgrades, as well as options relating to the replacement or reprogramming of current systems as would be required to bring the Company's systems into compliance with the Y2K issue. The plan developed to address vendor issues covers product and systems issues and includes product certification, systems integration, testing, and communication strategies. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. Customers are not likely to be affected by the Y2K issue. The Company expects the majority of the system changes to be complete by early 1999, with final systems and vendor issues resolved by late summer 1999. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Y2K modifications.

The Company does not expect expenditures related to the Y2K issue to be material and as such, costs associated with Y2K are not expected to have a significant impact on the Company's results of operations, liquidity, or capital resources.

Business Trends
------------------------------------------------------------------------------
West Marine's growth in sales has been principally fueled by geographic expansion through acquisitions, the opening of new stores and, to a lesser extent, by comparable-store net sales increases. Although the Company believes that the Catalog and Port Supply divisions will continue to grow, future Company net sales and profit growth, if any, will be increasingly dependent on the opening and profitability of new stores. The Company's Catalog division has also faced market share erosion in markets where stores have been opened by either the Company or its competitors. Management expects this trend will continue.

In most of the Company's product categories, prices have remained stable or have declined over the last three years, a trend which management expects is likely to continue. As a result, sales increases during such periods have generally not been attributable to increases in prices.

Seasonality
------------------------------------------------------------------------------
Historically, the Company's business has been highly seasonal. During 1997, 62% of the Company's net sales and an even higher percentage of its net income occurred during the second and third quarters, principally during the period from April through July, which represents the peak boating months in most of the Company's markets.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:
------------------------------------------------------------------------------
The statements in this filing that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. Set forth below are certain important factors that could cause the Company's actual results to differ materially from those expressed in any forward-looking statements.

The Company's growth has been fueled principally by the E&B Marine acquisition and the Company's new and existing store operations. The Company's continued growth depends to a significant degree on its ability to continue to expand its operations through the opening of new stores and to operate those stores profitably, as well as to increase sales at its existing stores. The Company's planned expansion is subject to a number of factors, including the adequacy of the Company's capital resources and the Company's ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt its distribution and other operations systems. In addition, acquisitions involve a number of risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired business, potential adverse short-term effects on the Company's operating results and amortization of acquired intangible assets.

The market for recreational boating supplies is highly competitive. Competitive pressures resulting from competitors' pricing policies have adversely affected the Company's gross profit in the past. Furthermore, the consolidation of the Company's East Coast distribution facilities could disrupt the Company's business and adversely affect gross profits. In addition, the Company's operations could be adversely affected if unseasonably cold weather, prolonged winter conditions or extraordinary amounts of rainfall were to occur during the peak boating season in the second and third quarters.

Additional factors which may affect the Company's financial results include consumer spending on recreational boating supplies, environmental regulations, demand for and acceptance of the Company's products and other risk factors disclosed from time to time in the Company's SEC filings.

ITEM 7A - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        None.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report



                    The Board of Directors and Stockholders
                    West Marine, Inc.,

We have audited the accompanying consolidated balance sheets of West Marine, Inc. and subsidiaries (the "Company") as of January 3, 1998 and December 28, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 1998 and December 28, 1996 and the results of its operations and its cash flows for each of the three years in the period ended January 3, 1998 in conformity with generally accepted accounting principles.


San Francisco, California
February 20, 1998


Consolidated Balance Sheets
(in thousands, except share data)
                                                                       Year-end   Year-end
                                                                           1996       1997
------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                                              $    894   $  1,010
     Accounts receivable, net                                             3,742      5,003
     Merchandise inventories                                            122,731    166,290
     Prepaid expenses and other current assets                           10,803     11,660
------------------------------------------------------------------------------------------
          Total current assets                                          138,170    183,963
Property and equipment, net                                              30,654     50,815
Intangibles and other assets, net                                        42,690     41,110
                                                                       --------   --------
          Total assets                                                 $211,514   $275,888
------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $ 33,627   $ 26,629
     Accrued expenses                                                    10,901      5,456
     Deferred income taxes                                                             788
     Current portion of long-term debt                                      694      1,848
------------------------------------------------------------------------------------------
          Total current liabilities                                      45,222     34,721
Long-term debt                                                           37,997     92,960
Deferred items and other non-current obligations                          1,764      1,889
Stockholders' equity:
     Preferred stock, $.001 par value: 1,000,000 shares authorized;
        no shares outstanding
     Common stock, $.001 par value: 50,000,000 shares authorized;
       issued and outstanding 16,494,205 and 16,786,068 at
       year-end 1996 and 1997, respectively                                  16         17
     Additional paid-in capital                                          98,632    103,245
     Retained earnings                                                   27,883     43,056
                                                                       --------   --------
          Total stockholders' equity                                    126,531    146,318
                                                                       --------   --------
          Total liabilities and stockholders' equity                   $211,514   $275,888
------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Consolidated Statements of Income
(in thousands, except per share amounts and store data)
                                                               1995       1996       1997
------------------------------------------------------------------------------------------
Net sales                                                    $224,204   $323,300   $415,208
Cost of goods sold, including buying and occupancy            159,988    228,888    293,395
------------------------------------------------------------------------------------------
   Gross profit                                                64,216     94,412    121,813
Selling, general and administrative expenses                   48,018     70,261     92,697
Expenses related to integrating E&B Marine                                 2,995
------------------------------------------------------------------------------------------
   Income from operations                                      16,198     21,156     29,116
Interest expense                                                1,379      1,666      3,629
------------------------------------------------------------------------------------------
   Income before income taxes                                  14,819     19,490     25,487
Provision for income taxes                                      5,844      7,924     10,314
   Net income                                                $  8,975   $ 11,566   $ 15,173
------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:
   Basic                                                     $   0.64   $   0.73   $   0.91
------------------------------------------------------------------------------------------
   Diluted                                                   $   0.61   $   0.68   $   0.86
Weighted average common and common equivalent
   shares outstanding:
   Basic                                                       14,054     15,748     16,648
   Diluted                                                     14,788     16,948     17,583
------------------------------------------------------------------------------------------
Stores open at end of year                                         72        151        184
------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
                                                                            ADDITIONAL                  TOTAL
                                                         COMMON STOCK        PAID-IN     RETAINED   STOCKHOLDERS'
                                                       SHARES     AMOUNT     CAPITAL     EARNINGS      EQUITY
-----------------------------------------------------------------------------------------------------------------
Balance at year-end, 1994                            12,490,726   $    13     $ 23,122    $ 7,342        $ 30,477
Net income                                                                                  8,975           8,975
Sale of common stock pursuant to secondary
   offering, net of offering costs of $373            2,360,000         2       27,284                     27,286
Exercise of stock options, including tax benefit         56,562                    247                        247
Sale of common stock pursuant to
   associate stock purchase plan                         31,124                    294                        294
-----------------------------------------------------------------------------------------------------------------
Balance at year-end, 1995                            14,938,412        15       50,947     16,317          67,279
Net income                                                                                 11,566          11,566
Issuance of common stock
   in acquisition of E&B Marine                       1,195,486         1       39,192                     39,193
Value of stock options converted
   in acquisition of E&B Marine                                                  2,382                      2,382
Exercise of stock options                               313,275                  2,791                      2,791
Tax benefit from exercise of non-qualified
   stock options                                                                 2,660                      2,660
Sale of common stock pursuant to
   associate stock purchase plan                         47,032                    660                        660
-----------------------------------------------------------------------------------------------------------------
Balance at year-end, 1996                            16,494,205        16       98,632     27,883         126,531

Net income                                                                                 15,173          15,173
Exercise of stock options                               245,838         1        1,789                      1,790
Tax benefit from exercise of non-qualified
   stock options                                                                 1,916                      1,916
Sale of common stock pursuant to
   associate stock purchase plan                         46,025                    908                        908
-----------------------------------------------------------------------------------------------------------------
Balance at year-end, 1997                            16,786,068   $    17     $103,245    $43,056        $146,318
-----------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands, except share data)
                                                            1995        1996        1997
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                             $  8,975    $ 11,566    $ 15,173
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                          3,425       5,651       8,604
      Provision for deferred income taxes                      647       2,115       4,704
      Provision for doubtful accounts                          240         278         315
      Changes in assets and liabilities,
         net of effect of acquisitions
      Accounts receivable                                     (786)       (986)     (1,576)
      Merchandise inventories                              (19,591)    (13,738)    (43,559)
      Prepaid expenses and other current assets               (766)     (1,899)     (3,808)
      Other assets                                            (121)       (683)        195
      Accounts payable                                       5,663       6,295      (6,998)
      Accrued expenses                                         895      (2,341)     (3,529)
      Deferred items                                            88          21         125
---------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities         (1,331)      6,279     (30,354)

Cash flows from investing activities:
   Purchases of property and equipment                      (7,836)    (13,913)    (24,470)
   Acquisitions                                               (472)     (2,336)
---------------------------------------------------------------------------------------------
Net cash used in investing activities                       (8,308)    (16,249)    (24,470)

Cash flows from financing activities:
   Net proceeds (repayments) from line of credit           (17,900)      7,319      15,050
   Proceeds from long-term debt, net                          (200)       (305)     37,192
   Proceeds from sale of common stock,
      net of offering costs                                 27,286
   Sale of common stock pursuant to associate
      stock purchase plan                                      294         660         908
   Exercise of stock options                                   247       2,791       1,790
                                                          --------    --------    --------
Net cash provided by financing activities                    9,727      10,465      54,940
---------------------------------------------------------------------------------------------

Net increase in cash                                            88         495         116
Cash:
   Beginning of year                                           311         399         894
                                                          --------    --------    --------
   End of year                                            $    399    $    894    $  1,010
---------------------------------------------------------------------------------------------
Other cash flow information:
   Cash paid for interest                                 $  1,320    $  1,448    $  4,096
   Cash paid for income taxes                             $  5,459    $  5,348    $  8,338
   Equipment acquired through noncash
      capital lease transactions                          $    277    $  1,432    $  2,996
   Tax benefit from exercise of
      non-qualified stock options                                     $  2,660    $  1,916
Acquisition of E&B Marine, Inc. for 1,195,000 shares
      of common stock (see Note 2)                                    $ 41,575
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

BUSINESS -- West Marine, Inc. (the "Company"), a Delaware corporation, is a specialty retailer and wholesaler of boating supplies and apparel, which it markets through 184 retail stores in the United States and mail order catalogs.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of West Marine, Inc. and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

FISCAL YEAR -- The Company's fiscal year ends on the Saturday closest to December 31 based on a 52/53 week year. The years 1997, 1996, and 1995 ended on January 3, 1998, December 28, 1996 and December 30, 1995, respectively. 1997 includes 53 weeks.

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

DEFERRED CATALOG AND ADVERTISING COSTS -- The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once the catalog is mailed, over the expected sales period which is generally six months. Deferred catalog costs amounted to $679,000 and $756,000, at year-end 1997 and 1996, respectively. Advertising costs are expensed as incurred and amounted to $6.0 million, $4.5 million, and $3.1 million in 1997, 1996, and 1995, respectively.

PROPERTY AND EQUIPMENT is stated at cost. Furniture and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets which range from three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. Whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed for impairment the carrying value of long-lived assets.

PRE-OPENING COSTS are expensed as incurred.

INTANGIBLES AND OTHER ASSETS -- The excess of cost over tangible net assets acquired is amortized over periods ranging from 5 to 40 years. Debt issuance costs are amortized over the terms of the related credit agreements. The Company periodically assesses the recoverability of the carrying value of its goodwill based on a review of projected undiscounted cash flows of the related operations. Accumulated amortization at the end of 1997 was $2.3 million.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying values of cash, accounts receivable, accounts payable, and long-term debt approximates the estimated fair values.

STOCK-BASED COMPENSATION -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its fixed cost stock option plans or its associate stock purchase plan.

STOCK SPLIT -- In July 1996 the Company effected a two-for-one stock split. Accordingly, all per share and stock option data have been restated to reflect the split.

RECLASSIFICATIONS -- Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

CAPITALIZED INTEREST -- The Company's policy is to capitalize interest on debt incurred that is directly related to major construction projects. During 1997, the Company incurred approximately $4.2 million of interest, of which approximately $587,000 was capitalized. Due to immateriality, interest incurred on capital projects during 1996 and 1995 was not capitalized.

NET INCOME PER SHARE -- In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which superseded APB Opinion No. 15. Net income per share for all periods presented has been restated to reflect the adoption of SFAS 128. SFAS 128 requires companies to present basic earnings per share, and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, the prior approach. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

The following is a reconciliation of the company's basic and diluted net income per share computations (shares in thousands):

                                  1995                      1996                         1997
                                     PER SHARE                PER SHARE                    PER SHARE
                             SHARES   AMOUNT          SHARES   AMOUNT               SHARES  AMOUNT
--------------------------------------------------------------------------------------------------
BASIC EPS                     14,054  $ 0.64          15,748   $ 0.73                16,648 $ 0.91
EFFECT OF DILUTIVE
  STOCK OPTIONS                  734   (0.03)           1,200   (0.05)                  935  (0.05)
                              --------------          ---------------                -------------
DILUTED EPS                   14,788  $ 0.61           16,948  $ 0.68                17,583 $ 0.86
--------------------------------------------------------------------------------------------------

The following options were not included in the computation of diluted EPS because such options' exercise price was greater than the average market price of the common shares (shares in thousands):

                           1995               1996               1997

OPTIONS TO
  PURCHASE
  SHARES OF
  COMMON STOCK        71                 98                563
EXERCISE PRICES      $15.67 -- $32.99   $31.13 -- $34.50   $24.74 -- $34.50
--------

Expiration dates    March 2003 --    February 2004 --   February 2004 --
                    July 2005        November 2006      May 2007
------------------------------------------------------------------------
NEW ACCOUNTING PRONOUNCEMENTS -- In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly as a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographical areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows and any effect will be limited to the form and content of disclosures. Both SFAS 130 and SFAS 131 are effective for the Company in 1998.

Note 2: Acquisition
------------------------------------------------------------------------------
On June 17, 1996, the Company completed its acquisition of E&B Marine, Inc. ("E&B Marine") a specialty retailer of marine supplies with 64 stores and a mail order catalog operation. Under the terms of the acquisition, all of the outstanding shares of E&B Marine, Inc. were exchanged for approximately 1.2 million shares of West Marine, Inc. common stock. The value of the shares, including the value of stock options converted, was $41.6 million. The acquisition has been accounted for as a purchase, and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of the acquisition. The principal assets acquired and liabilities assumed were inventory ($37.6 million), deferred income taxes ($7.1 million), property ($3.7 million), other assets ($3.8 million), accounts payable and accrued expenses ($23.6 million), debt ($21.6 million), and other liabilities ($1.3 million). The excess of the purchase price over the net identifiable assets acquired ($38.4 million) has been included in intangible assets and is being amortized over a forty-year period on a straight-line basis.

The following unaudited pro forma income statement summary combines the results of operations of the Company and E&B Marine as if the acquisition had occurred at the beginning of the 1996 and 1995 years. The pro forma income statement summary does not necessarily reflect the results of operations as they would have been if these combined companies had constituted a single entity during these periods.

Pro Forma Income Statement Summary
(in thousands, except per share data):

(unaudited)                        1995       1996
Net sales                        $334,022   $387,783
                                 --------   --------
Net income                       $  9,150   $ 12,618
--------------------------------------------------------------------------------
Net income per share
   Basic                         $   0.60   $   0.77
   Diluted                       $   0.57   $   0.72
--------------------------------------------------------------------------------

Included in the pro forma income statement summary above is an actual $3.0 million pre-tax charge for expenses related to integrating E&B Marine in 1996.

Note 3: Property and Equipment
--------------------------------------------------------------------------------
Property and equipment consisted of the following
(in thousands):

                                               Year-end      Year-end
--------------------------------------------------------------------------------

                                                 1996        1997
--------------------------------------------------------------------------------
Furniture & equipment                          $ 17,701    $ 27,274
Computer equipment                               14,738      26,122
Leasehold improvements                           14,272      20,672
Land & building                                     577         651
--------------------------------------------------------------------------------
Subtotal                                         47,288      74,719

Accumulated depreciation
   and amortization                             (16,634)    (23,904)
                                               --------    --------
Total property and
   equipment, net                              $ 30,654    $ 50,815

Note 4: Line of Credit and Long-Term Debt
--------------------------------------------------------------------------------

During 1997, the Company issued a $40.0 million senior guaranteed note to five insurance investors. This note matures on December 23, 2004 and bears interest at the rate of 6.85%, with the first principal payment due on December 23, 2000. This note is unsecured, and contains certain restrictive covenants including a required fixed charge coverage ratio, debt to capitalization ratio, and minimum net worth.

At the end of 1997, the Company had available a new $90.0 million revolving line of credit with three banks which expires on October 4, 2000 which replaced the previously existing $70.0 million line of credit. Depending on the Company's election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor ranging from 0.45% to 0.875%. At the end of 1997, borrowings under the credit line were $51.6 million bearing interest at rates ranging from 6.45% to 8.5%. At the end of 1996, borrowings under the previous credit line were $37.0 million bearing interest at rates ranging from 6.18% to 6.37%.

In addition, the Company had available a new $2.0 million revolving line of credit with a bank, which expires on October 4, 2000. The line bears interest at the bank's reference rate and has a ten day paydown requirement. At the end of 1997, borrowings under this credit line were $450,000 bearing interest at 8.5%.

Both of the aforementioned credit lines are unsecured and contain certain restrictive covenants including maximum leverage ratio, minimum cash flow coverage ratio, and maximum funded debt ratio. These covenants also restrict the repurchase or redemption of stock and the paying of dividends, investments in subsidiaries, and annual capital expenditures.

At the end of 1997 and 1996, the Company had $100,000 and $850,000, respectively, of outstanding stand-by letters of credit. At the end of 1997, the Company had $432,000 of outstanding commercial letters of credit; there were no outstanding commercial letters of credit at the end of 1996.

During 1997 and 1996, the weighted average interest rates in effect were 6.7% and 6.5%, respectively.

Long-term debt consisted of the following (in thousands):

                                                      Year-end   Year-end
                                                        1996       1997
------------------------------------------------------------------------
Lines of credit                                       $37,000    $52,050
Note payable                                                      40,000
Capital lease obligations,
       interest at 3.6% to 9.4%                         1,691      2,758
------------------------------------------------------------------------
Subtotal                                               38,691     94,808
Less current portion                                      694      1,848
                                                      -------    -------
Total                                                 $37,997    $92,960
------------------------------------------------------------------------

At year-end 1997, future minimum principal payments on long-term debt were as follows (in thousands):

          1998     $ 1,848
          1999       1,308
          2000      59,652

          2001              8,000
          2002              8,000
          Thereafter       16,000
                          -------
          Total           $94,808

Note 5: Related Party Transactions
-------------------------------------------------------------------------------
The Company purchases merchandise from a supplier in which the Company's Principal Stockholder owns stock and is a member of the board of directors. Additionally, the principal stockholder's brother is the president and his father is a member of the board of directors and a major stockholder of the supplier. Cost of sales during 1997, 1996 and 1995 includes $5.2 million, $4.3 million and $3.8 million, respectively, related to purchases from such related party. Accounts payable to the supplier at year-end 1997 and 1996 were $435,000 and $233,000, respectively.

The Company leases its corporate headquarters and two retail stores from three partnerships in which the Company's Principal Stockholder is the general partner. (See Note 6.) In addition, one retail store and a sailboat are leased directly from the Principal Stockholder.

Note 6: Leases
--------------------------------------------------------------------------------
The Company leases certain equipment, retail stores, its distribution centers and its corporate headquarters. The Company also sublets space at various locations with both month-to-month and noncancelable sublease agreements. Certain store operating leases provide for rent adjustments based on the consumer price index.

The aggregate minimum annual rental payments and sublease income under noncancelable leases in effect at year-end 1997, were as follows (in thousands):

                       Capital   Operating   Sublease   Net Lease
                       Leases     Leases      Income   Commitments
-----------------------------------------------------------------------------
1998                   $1,553    $ 19,783      $87      $ 21,249
1999                    1,363      18,339        4        19,698
2000                       53      16,111                 16,164
2001                               14,187                 14,187
2002                               12,219                 12,219
Thereafter                         43,051                 43,051
                       ------    --------      ---      --------
Total minimum
lease
commitment              2,969    $123,690      $91      $126,568
Less amount
  representing
  interest                211
Present value          ------
  of obligations
  under
  capital leases        2,758
Less current
  portion               1,398
Long-term              ------
  obligations
  under capital
  leases               $1,360
-----------------------------------------------------------------------------

The cost and the related accumulated amortization of assets under capital leases aggregated $5.4 million and $1.3 million, respectively, at year-end 1997 and $1.9 million and $901,000, respectively, at year-end 1996.

The components of rent expense for 1995, 1996 and 1997 were as follows (in thousands):

                        1995     1996      1997
Minimum rent           $5,706   $10,726   $15,942
Percent rent           $  180   $   154   $   182
Sublease income        $  127   $   164   $   202
Rents paid to
  related parties      $1,013   $ 1,011   $ 1,065

Note 7: Stock Option Plans
-------------------------------------------------------------------------------
Fixed Stock Option Plans

The Company's 1990 Stock Option Plan ("the 1990 Plan") provides for options to be granted for the purchase of an aggregate of 2.1 million shares of common stock to employees and directors at prices not less than 100% of the fair market value at the date of grant. Options under this plan are generally exercisable equally over five years from the date of the grant, unless otherwise provided.

The Company's 1993 Omnibus Equity Incentive Plan as amended, ("the 1993 Plan"), provides for options to be granted for the purchase of an aggregate of 3.8 million shares of common stock at prices not less than 85% of fair market value at the date of the grant. Options under this plan are generally exercisable equally over five years from the date of the grant, unless otherwise provided.

The Company's Non-employee Director Stock Option Plan ("the Director Plan") has 100,000 shares of common stock reserved for issuance to non-employee directors of the Company. Options are granted at 100% of fair market value at the date of the grant, and are generally exercisable six months after the grant date.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: four to eight year expected life from date of grant; stock volatility of 60% in 1997, 55% in 1996 and 45% in 1995; risk-free interest rates of 5.60% to 6.41% in 1997, 5.47% to 6.44% in 1996 and 5.89% to 6.62% in 1995 and
no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997, 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income and basic and diluted net income per share would have been $13.0 million ($0.78 and $0.74 per share, respectively) in 1997, $9.0 million ($0.58 and $0.54 per share, respectively) in 1996 and $8.0 million ($0.57 and $0.54 per share, respectively) in 1995. The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all future applicable stock options.

Associate Stock Purchase Plan

The Company has a stock buying plan covering all eligible associates. Participants in the plan may purchase West Marine stock through regular payroll deductions. The stock is purchased on the last business day of April and October at 85% of the fair market value. Shares issued under the plan were 46,025, 47,032 and 31,124 in 1997, 1996 and 1995 at weighted average prices of $17.74, $14.03 and $9.46, respectively. The weighted average fair value of the 1997, 1996 and 1995 awards was $22.95, $15.74 and $14.01, respectively. At the end of 1997, 75,799 shares were reserved for future issuances under the stock buying plan.

Option activity under the plans is as follows:

                                                                                        Number of         Weighted Average
                                                                                         Shares            Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding, year-end 1994 (464,168 exercisable
   at a weighted average price of $2.29)                                               1,386,500              $ 4.90
Granted (weighted average grant date fair value -- $7.02)                              1,159,880               11.22
Exercised                                                                                (56,562)               4.36
Canceled                                                                                (221,348)               7.62
--------------------------------------------------------------------------------------------------------------------------------
Outstanding, year-end 1995 (845,664 exercisable at
   a weighted average price of $5.72)                                                  2,268,470                7.89
Options assumed under E&B acquisition                                                    139,384               14.42
Granted (weighted average grant date fair value -- $13.29)                               653,158               20.65
Exercised                                                                               (313,275)               8.10
Canceled                                                                                 (50,358)              13.32
--------------------------------------------------------------------------------------------------------------------------------
Outstanding, year-end 1996 (1,084,741 exercisable at
   a weighted average price of $7.37)                                                  2,697,379               11.09
Granted (weighted average grant date fair value -- $18.29)                               543,929               25.31
Exercised                                                                               (245,838)               7.33
Canceled                                                                                (242,089)              16.87
--------------------------------------------------------------------------------------------------------------------------------
Outstanding, year-end 1997 (1,384,874 exercisable at
   a weighted average price of $9.89)                                                  2,753,381              $13.72

--------------------------------------------------------------------------------------------------------------------------------
Additional information regarding options
 outstanding at year-end 1997 is as
 follows:
                                                          Options Outstanding                  Options Exercisable
--------------------------------------------------------------------------------------------------------------------------------
                                                        Weighted Avg.
                                                          Remaining
         Range of                           Number       Contractual     Weighted Avg.      Number        Weighted Avg.
      Exercise Prices                     Outstanding    Life (yrs)      Exercise Price   Exercisable     Exercise Price
-----------------------------------------------------   -------------------------------   ------------------------------
      $  0.43 -- $ 8.75                       962,620        5.32            $ 5.06          661,364          $ 3.94
      $  8.81 -- $15.38                     1,030,717        7.51            $13.19          600,846          $12.91
      $15.67 --  $34.50                       760,044        8.97            $25.42          122,664          $27.18
------------------------------------------------------------------------------------------------------------------------
      $  0.43 -- $34.50                     2,753,381        7.14            $13.72        1,384,874          $ 9.89
------------------------------------------------------------------------------------------------------------------------

At year-end 1997, 2,013,040 and 36,910 shares were available for future grants under the 1993 plan and the directors plan, respectively. The Company does not intend to grant any additional options under the 1990 plan.

Note 8: Income Taxes
-------------------------------------------------------------------------------
The provision for income taxes consisted of the following (in thousands):

                                1995     1996      1997
------------------------------------------------------------------------------------
Currently payable:
   Federal                     $4,195   $4,545    $ 4,827
   State                        1,002    1,264        783
------------------------------------------------------------------------------------
   Total                        5,197    5,809      5,610

Deferred:
   Federal                        532    1,823      3,944
   State                          115      292        760
                               ------   ------    -------
   Total                          647    2,115      4,704
                               ------   ------    -------
Total                          $5,844   $7,924    $10,314
------------------------------------------------------------------------------------
A reconciliation of the Company's statutory income tax rate with its effective income tax rate is as follows:

                              1995    1996    1997
--------------------------------------------------------------------------------
Statutory federal rate        34.0%   35.0%   35.0%
State income taxes, net
  of federal tax benefit       5.3     4.9     4.6
Other                          0.1     0.8     0.9

Effective tax rate            39.4%   40.7%   40.5%
--------------------------------------------------------------------------------

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Temporary differences which give rise to deferred tax assets (liabilities) are as follows (in thousands):

                                   1996       1997
--------------------------------------------------------------------------------
Current:
Reserves                         $ 2,351    $   896
Net operating loss
   carryforwards                   3,678      3,894
Paid time off                        341        407
State tax benefit                    161        (42)
Change of tax
   accounting method                 133         42
Deferred catalog costs            (1,012)    (1,697)
Capitalized inventory costs       (1,342)    (3,064)
Cash discounts                      (517)      (777)
Valuation allowance                 (504)      (504)
Other                               (338)        57
--------------------------------------------------------------------------------
   Subtotal                        2,951       (788)
Noncurrent:
Deferred rent                        304        447
Fixed assets                       1,764        753
Reserves                             610        195
Change of tax
   accounting method                (333)      (176)
Other                                           161
                                 -------    -------
Total                            $ 5,296    $   592
--------------------------------------------------------------------------------

As part of the E&B Marine acquisition the Company provided deferred taxes on various temporary differences, including additional reserves and write down of fixed assets.

At year-end 1997, the Company had unused tax net operating loss carryforwards, attributable to E&B Marine, of approximately $8.3 million which expire in the years 2003 through 2006. The utilization of the tax loss carryforwards may be limited in subsequent years as a result of prior ownership changes as required under sections 381 and 382 of the Internal Revenue Code.

Note 9. Employee Benefit Plans
--------------------------------------------------------------------------------
The Company has a defined contribution savings plan covering all eligible full-time employees. The Company matches 33% of an employee's contribution up to 5% of the employee's annual compensation. The Company's contributions to the Plan for 1997, 1996 and 1995 were $330,000, $278,000 and $171,000, respectively.

As a result of the acquisition of E&B Marine, the Company has a suspended defined plan (the "Defined Benefit Plan"), under which the minimum benefit contribution is calculated by the plan actuaries. The Defined Benefit Plan provides an existing participant with the excess, if any, of amounts required under the Company's pension formula over the value of the retiree's account balance as of the date the Defined Benefit Plan was suspended (January 28, 1994). A discount rate of 5.75% and a rate of return on assets of 8% were used by the actuary in determining the Plan status at year-end 1997.

The actuarial present value of the benefit obligations for 1997 was (in thousands):

Accumulated benefit obligation,
   of which $3,390 was vested                           $ 3,409
------------------------------------------------------------------------------
Projected benefit obligation for
 services rendered                                      $ 3,409
Fair value of plan assets, primarily common stocks
 and U.S. government bond commingled
 funds with the custodian                                 2,710
Projected benefit obligation in                         -------
   excess of fair value of plan assets                      699
Deferred gain                                               132
                                                        -------
   Accrued pension liability                            $   831
------------------------------------------------------------------------------
Net pension plan expense for 1997
 consisted of the following (in thousands):
Actual return on assets                                 $   471
Interest cost on projected
   benefit obligation                                      (186)
Net amortization                                           (292)
                                                        -------
   Net pension expense                                  $    (7)
------------------------------------------------------------------------------

                           Quarterly Financial Data
(In thousands, except per share data, unaudited)

                                                         FIRST      SECOND     THIRD               FOURTH
                                                        QUARTER     QUARTER    QUARTER             QUARTER
------------------------------------------------------------------------------------------------------------
1997
Net sales                                               $75,025    $141,499   $115,471             $83,213
Gross profit                                             19,735      47,046     32,224              22,808
Income (loss) from operations                            (1,027)     19,702      8,776               1,665
Net income (loss)                                        (1,158)     11,158      4,872                 301
Net income (loss) per common and
 common equivalent share:
   Basic                                                $ (0.07)   $   0.67   $   0.29             $  0.02
   Diluted                                              $ (0.07)   $   0.63   $   0.28             $  0.02
Stock trade price:
   High                                                 $    36    $  34 3/4  $  26 3/4            $ 25 3/4
   Low                                                  $ 26 3/4   $  22 3/4  $     17             $ 18 5/8

1996
Net sales                                               $49,947    $ 99,480   $104,547             $69,326
Gross profit                                             13,679      31,813     30,325              18,595
Income from operations                                      846      13,037      5,762 (1)           1,511
Net income                                                  332       7,577      3,116 (1)             541
Net income per common and
 common equivalent share:
   Basic                                                $  0.02    $   0.50   $   0.19             $  0.03
   Diluted                                              $  0.02    $   0.46   $   0.18             $  0.03

Stock trade price:
   High                      $24 1/2     $37 5/8    $39 3/4     $37
   Low                       $15 3/8     $24 1/4    $26 1/4     $24 3/4
-------------------------------------------------------------------------------
West Marine, Inc. common stock trades on The Nasdaq National Market under the symbol WMAR. The Company effected a two-for-one stock split in July 1996. Prices reported above have been adjusted to reflect such a split.

(1) Income from operations and net income for the third quarter of 1996 is net of $3.0 million pre-tax charge for expenses related to integrating E&B Marine.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                  None.



 Part III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


          The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Information." see also Item I above.

ITEM 11 - EXECUTIVE COMPENSATION


          The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Further Information Concerning the Board of Directors" and "Executive Compensation".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


          The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Election of Directors" and "Ownership of Management and Principal Stockholders."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


          The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Executive Compensation".


 Part IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

      1 & 2. Independent Auditor's Report

             Consolidated Balance Sheets as of year end 1996 and 1997 Consolidated Statements of Income for years 1995, 1996 and 1997

             Consolidated Statements of Stockholders' Equity for years 1995, 1996 and 1997

             Consolidated Statements of Cash Flows for years 1995, 1996 and
             1997

             Notes to Consolidated Financial Statements

             Quarterly Financial Data

          3. Exhibits:

       See attached Exhibit Index on pages 34 - 36 of this Form 10-K.

     (b) On December 23, 1997, the Company filed a report on Form 8-K which disclosed under Item 5 the offering and sale to five insurance investors, Forty Million Dollars ($40,000,000) of an unsecured 6.85% Senior Guaranteed Note due December 23, 2004.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1998            WEST MARINE, INC.

                                  By: /s/ Crawford Cole
                                      ____________________________
                                      Crawford Cole
                                      President and
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.

Signature
Capacity


/s/ Randolph K. Repass
____________________________
(Randolph K. Repass)
Chairman of the Board


/s/ Crawford Cole
____________________________
(Crawford Cole)
President and Chief Executive Officer


/s/ Richard E Everett
____________________________
(Richard E Everett)
Executive Vice President and Chief Operating Officer


/s/ John Zott
____________________________
(John Zott)
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)


/s/ James Curley
____________________________
(James Curley)
Director

/s/ Geoff Eisenberg
____________________________
(Geoff Eisenberg)
Director


/s/ David McComas
____________________________
(David McComas)
Director


/s/ Walter Scott
____________________________
(Walter Scott)
Director


/s/ Henry Wendt
____________________________
(Henry Wendt)
Director

                                 EXHIBIT INDEX

Exhibit
Number                        Exhibit                                              Page
-------                       -------                                              ----
2.1     Agreement and plan of merger dated as of April 2, 1996 among then
        Registrant, WM Merger Sub, Inc. and E&B Marine Inc. ("E&B Marine")
        (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated April 2, 1996).

2.2 Stockholders Agreement, dated as of April 2, 1996 by and between the Registrant and certain stockholders of E&B Marine (incorporated by reference to Exhibit 2.2 to Registrant's Current Report of Form 8-K dated April 2, 1996).

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

3.2 Registrant's Bylaws (incorporated by reference to exhibit 3.2 to the Company's registration statement on Form S-1 (Registration No. 33-
        69604)).

4.1     Specimen Common Stock Certificate (incorporated by reference to exhibit
        4.1 to the Company's registration statement on Form S-1 (Registration
        No. 33-69604)).

10.1    Credit Agreement dated as of November 2, 1995 among WMP, Bank of America
        National Trust and Savings Association, Nations Bank of Texas, National
        Association and the other financial institutions party thereto
        (incorporated by reference to exhibit 10.1 to the Company's Annual
        Report on Form 10K for the fiscal year ended December 30, 1995).

10.1.1  Amendment to credit agreement dated February 20, 1997 among WMP, Bank of
        America National Trust and Savings Association and other financial institutions party thereto. (incorporated by reference to exhibit
        10.1.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.)

10.1.2 Second amendment to credit agreement dated March 28, 1997 among WMP, Bank of America National Trust and Savings Association, and other financial institutions party thereto. (incorporated by reference to exhibit 10.1.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.1.3 Third amendment to credit agreement dated June 27, 1997 among WMP, Bank of America National Trust and Savings Association, and other financial institutions party thereto. (incorporated by reference to exhibit
        10.1.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.1.4 Fourth amendment to credit agreement dated September 24, 1997 among WMP, Bank of America National Trust and Savings Association, and other financial institutions party thereto. (incorporated by reference to exhibit 10.14 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997.)

10.2 Guaranty entered into as of November 2, 1995 by Registrant in favor of Bank of America National Trust and Savings Association (incorporated by reference to exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).

Exhibit
Number                        Exhibit                                     Page
-------                       -------                                     ----

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


10.6* 401(k) Plan (incorporated by reference to exhibit 10.6 to the Company's registration statement on Form S-1 (Registration No. 33-69604)).


10.7 Sublease Agreement dated August 31, 1992 between Holtzman's Little Folk Shop, Inc. and WMP for the Charlotte, North Carolina distribution facilities (incorporated by reference to exhibit 10.8 to the Company's registration statement on Form S-1 (Registration No. 33-69604)).

10.8 Lease dated June 15, 1995 between John E. Van Valkenburgh and Carl D. Panattoni and WMP for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).

10.9 Lease dated December 20, 1985 between Randolph K. Repass and West Marine Products, Inc. for the Palo Alto, Ca store (incorporated by reference to exhibit 10.11 to the Company's registration statement on Form S-1 (Registration No. 33-69604)).

10.10 Lease dated December 30, 1992 between Braintree Freeholders and WMP for the Braintree, MA store (incorporated by reference to exhibit 10.12 to the Company's registration statement on Form S-1 (Registration No. 33-69604)).

10.11 Lease dated July 28, 1982 between Santa Cruz Freeholders and WMP for the Santa Cruz, CA store (incorporated by reference to exhibit 10.13 to the Company's registration statement on Form S-1 (Registration No. 33-69604)).


10.12* Nonemployee Director Stock Option Plan and form of option agreement thereunder (incorporated by reference to exhibit 10.18 in the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994).

Exhibit
Number                        Exhibit                                       Page
-------                       -------                                       ----

10.14 Lease dated March 11, 1997 between W/H No. 31 L.L.C. and West Marine Inc. for Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to exhibit 10.14 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.

10.15 Lease dated June 26, 1997 between Watsonville Freeholders and West Marine Products Inc. for the Watsonville, California offices and other agreements thereto (incorporated by reference to exhibit 10.14 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.16 Note purchase agreement, dated December 23, 1997 by and between the Registrant's wholly owned subsidiary, West Marine Finance Company, Inc. and five insurance investors for Forty Million Dollars ($40,000,000) of an unsecured 6.85% Senior Guaranteed Note due December 23, 2004 (incorporated by reference to Exhibit A to Registrant's Current Report on Form 8-K dated December 23, 1997.)

21.1    List of Subsidiaries.

23.1    Consent of Deloitte & Touche LLP.

27.1    Financial Data Schedule for 1997.

27.2 Financial Data Schedule for 1996 and 1995 and quarters 1, 2, and 3 of 1996.

27.3    Financial Data Schedule for quarters 1, 2, and 3 of 1997.

________________________

* Indicates, as required by Item 14(a)(3), a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.