Form 10-Q
period 1998-04-04
WEST MARINE INC
filed 1998-05-19
CIK 912833

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934

For the quarter ended April 4, 1998

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

Yes                       No

APPLICABLE ONLY TO CORPORATE ISSUERS:
At May 2, 1998, the number of shares outstanding of the registrant's common stock was, 16,890,034.


Item 1 - Financial Statements

Condensed Consolidated Balance Sheets
(in thousands, except share data)


                                                                                                 April 4,       January 3,
     ASSETS                                                                                       1998            1998
     -------                                                                                     ---------      --------
                                                                                                (Unaudited)
Current assets:
     Cash ................................................................................       $  1,745       $  1,010
     Accounts receivable, net ............................................................          6,742          5,003
     Merchandise inventories .............................................................        181,767        166,290
     Prepaid expenses and other current assets ...........................................         12,041         11,660
                                                                                                 --------       --------
                        Total current assets .............................................        202,295        183,963
Property and equipment, net ..............................................................         57,955         50,815
Intangibles and other assets, net ........................................................         40,876         41,110
                                                                                                 ========       ========
                       Total assets ......................................................       $301,126       $275,888
                                                                                                 ========       ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
     Accounts payable ....................................................................       $ 39,053       $ 26,629
     Accrued expenses ....................................................................          7,617          5,456
     Deferred current liabilities ........................................................            795            788
     Current portion of long-term debt ...................................................          1,811          1,848
                                                                                                 --------       --------
                        Total current liabilities ........................................         49,276         34,721
Long-term debt ...........................................................................        106,079         92,960
Deferred items and other non-current obligations .........................................          1,957          1,889
Stockholders' equity:
     Preferred stock, $.001 par value: 1,000,000 shares
       authorized; no shares outstanding
     Common stock, $.001 par value: 50,000,000 shares
       authorized; issued and outstanding 16,855,692
       and 16,494,205 at April 4, 1998 and
       January 3, 1998, respectively .....................................................             17             17
      Additional paid-in capital .........................................................        104,309        103,245
      Retained earnings ..................................................................         39,488         43,056
                                                                                                 --------       --------
                       Total stockholders' equity ........................................        143,814        146,318
                                                                                                 --------       --------
                       Total liabilities and stockholders' equity ........................       $301,126       $275,888
                                                                                                 ========       ========


See notes to consolidated financial statements.


Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share amounts and store data)

                                                  13 Weeks       13 Weeks
                                                   Ended          Ended
                                                  April 4,       March 29,
                                                   1998            1997
                                                 --------        --------
Net sales ................................       $ 84,173        $ 75,025
Cost of goods sold including
  buying and occupancy ...................         62,327          55,290
                                                 --------        --------
     Gross profit ........................         21,846          19,735
Selling, general and administrative
  expenses ...............................         22,880          20,762
Expenses related to DC move ..............          3,284            --
                                                 --------        --------
      Loss from operations ...............         (4,318)         (1,027)
Interest expense .........................          1,728             867
                                                 --------        --------
      Loss before income taxes ...........         (6,046)         (1,894)
Benefit for income taxes .................         (2,479)           (736)
                                                 --------        --------
     Net loss
      Net loss per common and common
       equivalent share: .................       $ (3,567)       $ (1,158)
                                                 ========        ========
           Basic .........................       $  (0.21)       $  (0.07)
                                                 ========        ========
           Diluted .......................       $  (0.21)       $  (0.07)
                                                 ========        ========
     Weighted average common and
     common equivalent shares outstanding:

           Basic .........................         16,811          16,521
                                                 ========        ========
           Diluted .......................         16,811          16,521
                                                 ========        ========
Stores open at end of period .............            194             156
                                                 ========        ========


See notes to consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
( In thousands, except per share data)
                                                                                      13 WEEKS       13 WEEKS
                                                                                       ENDED           ENDED
                                                                                      APRIL 4,        MARCH 29,
                                                                                        1998           1997
                                                                                      ---------      ---------
Cash flows from operating activities:

    Net loss ..................................................................       $ (3,567)       $ (1,158)

    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .........................................          2,621           1,949
        Loss on sale of assets ................................................            (85)              0
        Provision for deferred income taxes ...................................              6               0
        Provision for doubtful accounts .......................................             77              65
        Accounts receivable, net ..............................................         (1,816)         (1,508)
        Merchandise inventories ...............................................        (15,477)        (25,580)
        Prepaid expenses and other  assets ....................................           (381)         (1,314)
        Other assets ..........................................................            (90)              0
        Accounts payable ......................................................         12,424          12,506
        Accrued expenses ......................................................          2,671          (2,049)
        Deferred items ........................................................             68              98
                                                                                      --------        --------
    Net cash used in operating activities .....................................         (3,549)        (16,991)

Cash flows from investing activities:
    Purchases of property and equipment .......................................         (6,902)         (4,463)

Cash flows from financing activities:
    Net proceeds from line of credit ..........................................         11,900          21,700
    Net repayments of long-term debt ..........................................         (1,268)           (135)
    Exercise of stock options .................................................            554             762
                                                                                      --------        --------
    Net cash provided by financing activities .................................         11,186          22,327
                                                                                      --------        --------
Net increase in cash ..........................................................            735             873
Cash:
        Beginning of period ...................................................          1,010             894
                                                                                      --------        --------
        End of period                                                                 $  1,745        $1,767
                                                                                      ========        ========


See notes to consolidated financial statements.

                               WEST MARINE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Thirteen Weeks Ended April 4, 1998 and March 29, 1997 (unaudited)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at April 4, 1998 and March 29, 1997; and the interim results of operations and cash flows for the 13 weeks then ended. The condensed consolidated balance sheet at January 3, 1998, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended. The results of operations for the 13 week periods presented herein are not necessarily indicative of the results to be expected for the full year.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 3, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended January 3, 1998.

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", (SFAS No. 128). Under such Statement, stock options or common equivalent shares have been excluded from the calculation of diluted earnings per share during the first quarter of 1998 as they are anti-dilutive.

NOTE 2 - CAPITALIZED INTEREST

The Company's policy is to capitalize a portion of interest incurred on its debt during the course of major construction projects. Interest capitalized in the first quarter of 1998 was $227,000 and was not material in the first quarter of 1997.

NOTE 3 - CHANGES IN ACCOUNTING PRINCIPLES

Effective January 4, 1998, West Marine, Inc. adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income does not differ from net income for West Marine, Inc. for the first quarter of 1998 and 1997.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

General
-------

West Marine distributes its merchandise through three divisions, stores (retail and wholesale) and catalog (retail) under the names of West Marine and E&B Discount Marine as well as Port Supply (wholesale). West Marine operated 194 stores in 31 states as of April 4, 1998, compared to 156 stores in 26 states as of March 29, 1997.

Results of Operations
---------------------

Net sales increased $9.1 million, or 12.2%, from $75 million during the first quarter of fiscal 1997 to $84.2 million during the first quarter of fiscal 1998. This increase was attributable to an increase in net sales from the Company's Store and Port Supply divisions partially offset by a decrease in net sales in the Company's catalog division. Store net sales increased $8.6 million, or 14.6%, to $67.3 million during the first quarter of fiscal 1998. Net sales from comparable stores increased 3.4% and contributed $1.9 million of the increase in net sales. Catalog net sales decreased $199,000, or 2.4%, to $8.2 million. Catalog net sales were negatively impacted by new store openings by the Company. Port Supply net sales increased $768,000, or 9.7%, to $8.7 million. Store, Catalog and Port Supply net sales represented 79.9%, 9.7% and 10.3%, respectively, of the Company's net sales for the first quarter of fiscal 1998 compared to 78.3%, 11.2% and 10.6%, respectively, of the Company's net sales for the first quarter of fiscal 1997.

Gross profit increased $2.1 million, or 10.7%, in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. As a percentage of net sales, gross profit was 26.0% in the first quarter of fiscal 1998 compared to 26.3% in the same period last year. The decrease in gross profit, as a percentage of net sales, was primarily due to increased freight and distribution costs.

Selling, general and administrative expenses increased $2.1 million, or 10.2%, in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997, primarily due to increases in direct expenses related to the growth in stores. Store direct expenses represented approximately 78% or $1.6 million of the increase. As a percentage of net sales, selling, general and administrative expenses decreased to 27.2% in the first quarter of fiscal 1998 compared to 27.7% in the first quarter of fiscal 1997. This decrease reflected a reduction in advertising costs in the catalog division, in addition to improvements in store expenses, offset by the costs of 10 new stores opened this quarter.

Expenses related to DC move, in the first quarter of fiscal 1998, included $3.3 million of non-recurring expenses for the relocation and consolidation of West Marine's two east coast distribution facilities into one located in Rock Hill, South Carolina.

Interest expense increased $861,000 in the first three months of 1998 compared to the first three months of fiscal 1997, primarily as a result of higher average borrowings under the Company's line of credit.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of capital have been income from operations and borrowings under its line of credit. Net cash used in operations during the first three months of 1998 was $3.5 million, consisting primarily of a net loss, a $15.5 million increase in inventory, a $1.8 million increase in accounts receivable, and a $471,000 increase in prepaids and other assets, partially offset by a $15.0 million increase of payables and other accrued expenses and $2.6 million in non-cash depreciation and amortization. The increase in inventory was primarily attributable to the addition of 10 new stores in the first quarter and the continued build-up of inventory at West Marine and E&B Marine locations as the Company nears its prime selling season. Net cash used in investing activities was $6.9 million primarily spent on new store construction, the Rock Hill distribution center and software upgrades. Net cash provided by financing activities during the first three months of 1998 was $11.2 million, consisting primarily of borrowings under the Company's line of credit and cash from the exercise of stock options. Management believes that cash flow from operations together with bank debt financing will be sufficient to fund the Company's operations through the next year.

Year 2000
---------

The Company has developed a plan to deal with the Year 2000 (Y2K) issue. The plan covers systems and vendor issues that will be generated by the change of the year from 1999 to 2000. The systems portion of the plan includes a detailed survey of the current systems and associated upgrades, as well as options relating to the replacement or reprogramming of current systems as would be required to bring the Company's systems into compliance with the Y2K issue. The plan, which was developed to address vendor issues, covers product and systems issues and includes product certification, systems integration, testing, and communication strategies. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. Customers are not likely to be affected by the Y2K issue. The Company expects the majority of the system changes to be complete by early 1999, with final systems and vendor issues resolved by late summer 1999. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Y2K modifications.

The Company does not expect expenditures related to the Y2K issue to be material and as such, costs associated with Y2K are not expected to have a significant impact on the Company's results of operations, liquidity, or capital resources.

Seasonality
-----------

Historically, the Company's business has been highly seasonal. As a result of the acquisition of E&B Marine in June 1996, the Company is even more susceptible to seasonality as a larger percentage of E&B Marine stores' sales occur in the second and third quarters of the year. During 1997, 61.9% of the Company's net sales and an even higher percentage of its net income occurred during the second and third quarters, principally during the period from April through July which represents the peak boating months in most of the Company's markets. The Company expects sales will become more susceptible to seasonality and weather as it continues to expand its operations.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:
-----------------------------------------------------------------------------

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

The Company's growth has been fueled principally by the E&B Marine acquisition and the Company's new and existing store operations. The Company's Catalog division has faced market share erosion in markets where stores have been opened by either the Company or its competitors. Management expects this trend to continue. The Company's continued growth depends to a significant degree on its ability to continue to expand its operations through the opening of new stores and to operate those stores profitably, as well as to increase sales at its existing stores. The Company's planned expansion is subject to a number of factors, including the adequacy of the Company's capital resources and the Company's ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt its distribution and other operations systems. In addition, acquisitions involve a number of risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired business, potential adverse short-term effects on the Company's operating results and amortization of acquired intangible assets.

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

                          PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

         (a)      Exhibits

                  10.16 Credit Agreement dated as of November 24, 1997 among West Marine Finance Company, Inc., Bank of America National Trust and Savings Association, NationsBank of Texas, National Association and Fleet National Bank.

                  10.16.1 First Amendment to credit agreement dated April 10, 1998 among West Marine Finance Company, Inc., Bank of America National Trust and Savings Association, and other financial institutions party thereto.

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

Date:  May 19, 1998                  WEST MARINE, INC.
       ------------

                            By: /s/ Crawford L. Cole
                                __________________________
                                Crawford L. Cole
                                President and Chief Executive Officer


                            By: /s/ John Zott
                                __________________________
                                John Zott
                                Senior Vice President, Chief  Financial Officer