Form 10-Q
period 1998-07-04
WEST MARINE INC
filed 1998-08-18
CIK 912833

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934
For the quarter ended July 4, 1998
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________

                         Commission file number 0-22515

                               WEST MARINE, INC.
             (Exact Name of Registrant as Specified in Its Charter)


Delaware                                                                       77-035-5502
------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)    (I.R.S. Employer Identification No.)

500 Westridge Drive, Watsonville, CA                                             95076-4100
------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                         (Zip Code)

Registrant's Telephone Number, Including Area Code  (831) 728-2700
                                                   ---------------

                                      N/A
   --------------------------------------------------------------------------
   Former Name, Former Address and Former Year, if Changed Since Last Report

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                    No
    -----                      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes                        No
    -----                      -----


APPLICABLE ONLY TO CORPORATE ISSUERS:
At July 4, 1998, the number of shares outstanding of the registrant's common stock was 16,912,756.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                               JULY 4,                  JANUARY 3,
              ASSETS                                                            1998                       1998
              ------                                                        ------------              --------------
                                                                            (Unaudited)
Current assets:
           Cash                                                              $   2,580                    $    1,010
           Accounts receivable, net                                              7,833                         5,003
           Merchandise inventories                                             179,615                       166,290
           Prepaid expenses and other current assets                            13,262                        11,660
                                                                             ---------                    ----------
                           Total current assets                                203,290                       183,963


Property and equipment, net                                                     59,846                        50,815
Intangibles and other assets, net                                               40,514                        41,110
                                                                             ---------                    ----------
                           Total assets                                      $ 303,650                    $  275,888
                                                                             =========                    ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
           Accounts payable                                                  $  42,360                    $  26,629
           Accrued expenses                                                     13,491                        5,456
           Deferred current liabilities                                            796                          788
           Current portion of long-term debt                                     1,772                        1,848
                                                                             ---------                    ----------
                           Total current liabilities                            58,419                       34,721

Long-term debt                                                                  89,365                       92,960
Deferred items and other non-current obligations                                 2,014                        1,889

Stockholders' equity:
           Preferred stock, $.001 par value: 1,000,000 shares
            authorized; no shares outstanding
           Common stock, $.001 par value: 50,000,000 shares
            authorized; issued and outstanding 16,912,756
            and 16,494,205 at July 4, 1998 and
            January 3, 1998, respectively                                           17                           17
           Additional paid-in capital                                          105,214                      103,245
           Retained earnings                                                    48,621                       43,056
                                                                             ---------                    ----------
                           Total stockholders' equity                          153,852                      146,318
                                                                             ---------                    ----------
                           Total liabilities and stockholders' equity        $ 303,650                    $ 275,888
                                                                             =========                    =========
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts and store data)


                                             13 WEEKS               13 WEEKS                  26 WEEKS                   26 WEEKS
                                               ENDED                  ENDED                     ENDED                     ENDED
                                              JULY 4,               JUNE 28,                   JULY 4,                   JUNE 28,
                                               1998                   1997                      1998                       1997
                                           -----------           -----------               -----------                -----------
Net sales                                   $ 159,368             $ 141,499                 $ 243,541                  $ 216,524
Cost of goods sold including
     buying and occupancy                     112,338                94,453                   174,665                    149,743
                                            ---------             ---------                 ---------                  ---------
          Gross profit                         47,030                47,046                    68,876                     66,781
Selling, general and administrative
     expenses                                  30,205                27,344                    53,085                     48,106
Expenses related to DC move                                               -                     3,284                          -
                                            ---------             ---------                 ---------                  ---------
          Income from operations               16,825                19,702                    12,507                     18,675
Interest expense                                1,345                 1,017                     3,073                      1,884
                                            ---------             ---------                 ---------                  ---------
          Income before income                 15,480                18,685                     9,434                     16,791
          taxes
Provision for income taxes                      6,347                 7,527                     3,868                      6,791
                                            ---------             ---------                 ---------                  ---------
          Net income                        $   9,133             $  11,158                 $   5,566                  $  10,000
                                            =========             =========                 =========                  =========

Net income per common and common
     equivalent share:
     Basic                                  $    0.54             $    0.67                 $    0.33                  $    0.60
                                            =========             =========                 =========                  =========
     Diluted                                $    0.52             $    0.63                 $    0.31                  $    0.57
                                            =========             =========                 =========                  =========

Weighted average common and  common
     equivalent shares outstanding:
     Basic                                     16,894                16,622                    16,852                     16,575
                                            =========             =========                 =========                  =========
     Diluted                                   17,643                17,617                    17,683                     17,630
                                            =========             =========                 =========                  =========

Stores open at end of period                                                                      205                        167
                                                                                            =========                  =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                            26 WEEKS          26 WEEKS
                                                                             ENDED             ENDED
                                                                            JULY 4,           JUNE 28,
                                                                             1998               1997
                                                                         ------------       ------------
Cash flows from operating activities:
     Net income                                                          $   5,566          $  10,000
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                       5,444              3,979
         Loss on sale of assets                                                (85)                 0
         Provision for deferred income taxes                                     8                  0
         Provision for doubtful accounts                                       217                  0
         Accounts receivable, net                                           (3,047)            (3,149)
         Merchandise inventories                                           (13,325)           (37,472)
         Prepaid expenses and other assets                                  (1,602)            (4,968)
         Other assets                                                          (52)                 0
         Accounts payable                                                   15,731             16,173
         Accrued expenses                                                    8,725              7,901
         Deferred item                                                         125                166
                                                                         ---------          ---------
     Net cash provided by (used in) operating activities                    17,705             (7,370)

Cash flows from investing activities:
     Purchases of property and equipment                                   (11,198)           (10,994)
                                                                         ---------          ---------
     Net cash used in investing activities                                 (11,198)           (10,994)

Cash flows from financing activities:
     Net (repayments) borrowings from line of credit                        (4,500)            19,100
     Net repayments of long-term debt                                       (1,716)              (881)
     Sale of common stock pursuant to
         Associate stock purchase plan                                         428                467
     Exercise of stock options                                                 851              1,135
                                                                         ---------          ---------
     Net cash (used in) provided by financing activities                    (4,937)            19,821
                                                                         ---------          ---------
Net increase in cash                                                         1,570              1,457
Cash:
         Beginning of period                                                 1,010                894
                                                                         ---------          ---------
         End of period                                                   $   2,580          $   2,351
                                                                         =========          =========

See notes to condensed consolidated financial statements.

                               WEST MARINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Thirteen and Twenty-six Weeks Ended July 4, 1998 and June 28, 1997 (unaudited)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at July 4, 1998 and June 28, 1997; and the interim results of operations and cash flows for the 13 weeks and 26 weeks then ended. The condensed consolidated balance sheet at January 3, 1998, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended. The results of operations for the 13 week and 26 week periods presented herein are not necessarily indicative of the results to be expected for the full year.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 3, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements, including the notes thereto, for the year ended January 3, 1998.

NOTE 2 - CAPITALIZED INTEREST

The Company's policy is to capitalize a portion of interest incurred on its debt during the course of major construction projects. Interest capitalized in the second quarter of 1998 was $216,000 and was not material in the second quarter of 1997.


NOTE 3 - CHANGES IN ACCOUNTING PRINCIPLES

Effective January 3, 1998, West Marine, Inc. adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income does not differ from net income for West Marine, Inc. for the second quarter of 1998 and 1997.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

General
-------

West Marine distributes its merchandise through three divisions, Stores (retail and wholesale) and Catalog (retail) under the names of West Marine and E&B Discount Marine as well as Port Supply (wholesale). West Marine operated 205 stores in 32 states as of July 4, 1998, compared to 167 stores in 29 states as of June 28, 1997.

Results of Operations
---------------------

Net sales increased $17.9 million, or 12.6%, from $141.5 million during the second quarter of fiscal 1997 to $159.4 million during the second quarter of fiscal 1998. This increase was attributable to an increase in net sales from the Company's Stores and Port Supply divisions partially offset by a decrease in net sales in the Company's Catalog division. Store net sales increased $19.0 million, or 16.7%, to $132.7 million during the second quarter of fiscal 1998. Net sales from comparable stores increased 4.6% and contributed $5.2 million of the increase in net sales. Catalog net sales decreased $1.7 million, or 10.2%, to $15.2 million. Catalog net sales have been negatively impacted by new store openings by the Company and its competitors. Port Supply net sales increased $574,000, or 5.3%, to $11.4 million. Stores, Catalog and Port Supply net sales represented 83.3%, 9.6% and 7.1%, respectively, of the Company's net sales for the second quarter of fiscal 1998 compared to 80.4%, 12.0% and 7.6%, respectively, of the Company's net sales for the second quarter of fiscal 1997. Management expects the current negative sales trend in its catalog business to continue through the end of 1998.

Net sales increased $27.0 million, or 12.5%, from $216.5 million during the first six months of fiscal 1997 to $243.5 million during the first six months of fiscal 1998. This increase was attributable to an increase in net sales from the Company's Stores and Port Supply divisions partially offset by a decrease in net sales in the Company's Catalog division. Store net sales increased $27.6 million, or 16.0%, to $200.0 million during the first six months of fiscal 1998. Net sales from comparable stores increased 4.2% and contributed $7.1 million of the increase in net sales. Catalog net sales decreased $1.9 million, or 7.6%, to $23.4 million. Port Supply net sales increased $1.3 million, or 7.2%, to $20.1 million. Stores, Catalog and Port Supply net sales represented 82.1%, 9.6% and 8.3%, respectively, of the Company's net sales for the first six months of fiscal 1998 compared to 79.6%, 11.7% and 8.7%, respectively, of the Company's net sales for the first six months of fiscal 1997.

Gross profit was $47.0 million in the second quarter of fiscal 1998 which was comparable to the second quarter of fiscal 1997. As a percentage of net sales, gross profit was 29.5% in the second quarter of fiscal 1998 compared to 33.2% in the same period last year. The decrease in gross profit, as a percentage of net sales, was primarily due to increased distribution costs. Management expects this trend to continue through the remaining two quarters of the year due to the opening of the east coast distribution center, located in Rock Hill, South Carolina, which began operations in January 1998.

Gross profit increased $2.1 million, or 3.1%, in the first six months of fiscal
1998 compared to the first six months of fiscal 1997.   As a percentage of net
sales, gross profit was 28.3% in the first six months of fiscal 1998 compared to 30.8% in the same period last year. The decrease in gross profit, as a percentage of net sales, was primarily due to increased distribution costs.

Selling, general and administrative expenses increased $2.9 million, or 10.5%, in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997, primarily due to increases in direct expenses related to the growth in Stores and increased advertising costs in the Catalog division. Stores direct expenses and Catalog advertising costs represented approximately 62% or $1.8 million of the increase. As a percentage of net sales, selling, general and administrative expenses decreased to 19.0% in the second quarter of fiscal 1998 compared to 19.3% in the second quarter of fiscal 1997. This decrease was primarily due to the Company's cost containment efforts in the quarter. The Company expects selling, general and administrative expenses to remain at a similar rate, as a percentage of sales, to that of the second quarter of fiscal 1997 through the end of 1998.

Selling, general and administrative expenses increased $5.0 million, or 10.4%, in the first six months of fiscal 1998 compared to the first six months of fiscal 1997, primarily due to increases in direct expenses related to the growth in stores. Stores direct expenses represented approximately 60% or $3.0 million of the increase. As a percentage of net sales, selling, general and administrative expenses decreased to 21.8% in the first six months of fiscal 1998 compared to 22.2% in the first six months of fiscal 1997. This decrease reflected the Company's cost containment efforts during the first six months of fiscal 1998.

Expenses related to DC move, in the first six months of fiscal 1998, included $3.3 million of expenses for the relocation and consolidation of West Marine's two east coast distribution facilities into one located in Rock Hill, South Carolina.

Interest expense increased $328,000 in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997, primarily as a result of higher average borrowings under the Company's line of credit.

Interest expense increased $1.2 million in the first six months of fiscal 1998 compared to the first six months of fiscal 1997, primarily as a result of higher average borrowings under the Company's line of credit.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of capital have been income from operations and borrowings under its line of credit. Net cash provided from operations during the first six months of 1998 was $17.7 million, consisting primarily of $5.6 million in net income, a $24.5 million increase of payables and other accrued expenses and a $5.4 million of non-cash depreciation and amortization. These increases were partially offset by a $13.3 million increase in inventory, a $3.0 million increase in receivables and a $1.6 million increase in prepaid expenses
and other assets.    The increase in accounts payable and inventory was
primarily attributable to the seasonal build-up of inventory at West Marine and E&B Marine locations, as well as the addition of 21 new stores in the first six months of fiscal 1998.

Net cash used in investing activities was $11.2 million primarily spent on new store construction, the Rock Hill distribution center and software upgrades.

Net cash used in financing activities during the first six months of fiscal 1998 was $4.9 million, consisting primarily of repayments under the Company's line of credit and long-term debt, offset in part by cash proceeds from the exercise of stock options. Due to decreased profitability related to the distribution center, the Company expects to renegotiate certain debt covenants related to its borrowings within the next quarter. The Company expects that the borrowings will be renegotiated at substantially the same rates as the current line. Management believes that the cash flow from operations, together with the renegotiated bank debt financing will be sufficient to fund the Company's operations through the next year.

Year 2000
---------

The Company has developed a plan to deal with the Year 2000 (Y2K) issue. The plan covers systems and vendor issues that will be generated by the change of the year from 1999 to 2000. The portion of the plan relating to the Company's systems includes a detailed survey of the current systems and associated upgrades, as well as options relating to the replacement or reprogramming of current systems that will be required to bring the Company's systems into compliance with the Y2K issue. The Company expects the majority of the system changes to be complete by early 1999, with final system and vendor issues resolved by late summer 1999. There can be no guarantee that the Company's systems will be timely converted or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

The plan developed to address vendor issues covers product and systems issues and includes product certification, systems integration, testing, and communication strategies. The Company is in the process of reviewing vendor compliance with regards to the Y2K issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

The Company does not expect expenditures related to the Y2K issue to be material and as such, costs associated with Y2K are not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

The Company is confident that it will meet the deadlines related to the Y2K issue. However, the Company is in the process of developing a contingency plan should it not meet these deadlines. The contingency plan is expected to be completed by fiscal year end 1998.

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

The Company's growth has been fueled principally by the E&B Marine acquisition and the Company's new and existing store operations. The Company's Catalog division has faced market share erosion in markets where stores have been opened by either the Company or its competitors. Management expects this trend to continue. The consolidation of the Company's east coast distribution facilities has resulted in costs and inefficiencies which have adversely affected gross profit during the first half of 1998, and are expected to continue. The Company's continued growth depends to a significant degree on its ability to continue to expand its operations through the opening of new stores and to operate those stores profitably, as well as to increase sales at its existing stores. The Company's planned expansion is subject to a number of factors, including the adequacy of the Company's capital resources and the Company's ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt its distribution and other operations systems. In addition, acquisitions involve a number of risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired business, potential adverse short-term effects on the Company's operating results and amortization of acquired intangible assets.

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

Part II - Other Information

Item 5. Other Information

Management Proxies
------------------

In accordance with Rule 14a-4(c)(1) promulgated by the Securities and Exchange Commission, management proxies intend to use their discretionary voting authority with respect to any shareholder proposal raised at the Company's annual meeting as to which the proponent fails to notify the Company on or before February 24, 1999.

Management Changes
------------------

On July 8, 1998, the Company announced that Randy Repass, the Company's founder and Chairman of the Board, had assumed the role of interim chief executive officer. Mr. Repass served as the Company's chief executive officer from 1968 to April 1995. Mr. Repass replaced Crawford Cole, the Company's previous president and chief executive officer, who resigned for personal reasons. Mr. Cole will continue with the Company as a consultant.

The Company also announced that Richard Everett had been promoted to President - Store Division. Mr. Everett, who is the Company's Chief Operating Officer and oversees the stores, real estate and construction functions, has been with the Company for 17 years.

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

Date:  August 17, 1998        WEST MARINE, INC.
       ---------------


                              By: /s/ Randolph K. Repass
                                  ---------------------------
                                  Randolph K. Repass
                                  Chairman of the Board and Chief Executive
                                  Officer


                              By: /s/ John Zott
                                  ---------------------------
                                  John Zott
                                  Senior Vice President, Chief Financial
                                  Officer