Form 10-Q
period 1998-10-03
WEST MARINE INC
filed 1998-11-17
CIK 912833

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
[X]

For the quarter ended October 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At October 3, 1998, the number of shares outstanding of the registrant's common stock was 16,917,055.

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                        OCTOBER 3,                       JANUARY 3,
            ASSETS                                                         1998                             1998
       ---------------                                        ----------------------------     ----------------------------
                                                                       (Unaudited)
Current assets:
         Cash                                                                     $  1,243                         $  1,010
         Accounts receivables, net                                                   6,178                            5,003
         Merchandise inventories                                                   174,249                          166,290
         Prepaid expenses and other current assets                                  12,866                           11,660
                                                              ----------------------------     ----------------------------
                        Total current assets                                       194,536                          183,963

Property and equipment, net                                                         60,601                           50,815
Intangibles and other assets, net                                                   40,155                           41,110
                                                              ----------------------------     ----------------------------
                        Total assets                                              $295,292                         $275,888
                                                              ============================     ============================

         LIABILITIES AND STOCKHOLDERS' EQUITY
         -----------------------------------------------

Current liabilities:
         Accounts payable                                                         $ 30,820                         $ 26,629
         Accrued expenses                                                           12,437                            5,456
         Deferred current liabilities                                                  796                              788
         Current portion of long-term debt                                           2,106                            1,848
                                                              ----------------------------     ----------------------------
                        Total current liabilities                                   46,159                           34,721

Long-term debt                                                                      90,292                           92,960
Deferred items and other non-current obligations                                     1,969                            1,889

Stockholders' equity:
         Preferred stock, $.001 par value:  1,000,000 shares
          authorized; no shares outstanding
         Common stock, $.001 par value: 50,000,000 shares
          authorized; issued and outstanding 16,917,055
          and 16,494,205 at October 3, 1998 and
          January 3, 1998, respectively                                                 17                               17
         Additional paid-in capital                                                105,305                          103,245
         Retained earnings                                                          51,550                           43,056
                                                              ----------------------------     ----------------------------
                        Total stockholders' equity                                 156,872                          146,318
                                                              ----------------------------     ----------------------------
                        Total liabilities and stockholders'
                         equity                                                   $295,292                         $275,888
                                                              ============================     ============================

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts and store data)

                                                13 WEEKS            13 WEEKS             39 WEEKS               39 WEEKS
                                                 ENDED               ENDED                ENDED                  ENDED
                                               OCTOBER 3,         SEPTEMBER 27,         OCTOBER 3,            SEPTEMBER 27,
                                                  1998                1997                 1998                   1997
                                           -----------------    ----------------     -----------------     ------------------
Net sales                                           $121,449            $115,471              $364,990               $331,995
Cost of goods sold including
    Buying and occupancy                              89,657              82,247               264,322                231,990
                                           -----------------    ----------------     -----------------     ------------------
                  Gross profit                        31,792              33,224               100,668                100,005
Selling, general and administrative
 expense                                              25,438              24,448                78,523                 72,554


Expenses related to DC move                                                    -                 3,284                      -
                                           -----------------    ----------------     -----------------     ------------------
                  Income from operations               6,354               8,776                18,861                 27,451
Interest expense                                       1,389                 622                 4,462                  2,506
                                           -----------------    ----------------     -----------------     ------------------
                  Net income before taxes              4,965               8,154                14,399                 24,945
Provision for income taxes                             2,036               3,282                 5,904                 10,073
                                           -----------------    ----------------     -----------------     ------------------
                  Net income                        $  2,929            $  4,872              $  8,495               $ 14,872
                                           =================    ================     =================     ==================

Net income per common and common
    equivalent share:
    Basic                                              $0.17               $0.29                 $0.50                  $0.90
                                           =================    ================     =================     ==================
    Diluted                                            $0.17               $0.28                 $0.48                  $0.85
                                           =================    ================     =================     ==================

Weighted average common and  common
    equivalent shares outstanding:
    Basic                                             16,916              16,691                16,873                 16,614
                                           =================    ================     =================     ==================
    Diluted                                           17,290              17,495                17,560                 17,589
                                           =================    ================     =================     ==================

Stores open at end of period                                                                       212                    176
                                                                                     =================     ==================


See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)
                                                                          39 WEEKS                         39 WEEKS
                                                                            ENDED                            ENDED
                                                                         OCTOBER 3,                      SEPTEMBER 27,
                                                                            1998                             1997
                                                                 --------------------------     ----------------------------
Cash flows from operating activities:
    Net income                                                            $  8,495                         $ 14,872
    Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                       8,618                            6,146
         Gain on sale of assets                                                (85)                               0
         Provision for deferred income taxes                                     8                                0
         Accounts receivable, net                                           (1,175)                          (2,165)
         Merchandise inventories                                            (7,959)                         (28,507)
         Prepaid expenses and other assets                                  (1,206)                          (4,021)
         Other assets                                                          (17)                               0
         Accounts payable                                                    4,191                              723
         Accrued expenses                                                    7,707                            3,041
         Deferred items                                                         80                              228
                                                                 --------------------------     ----------------------------
    Net cash provided by (used in) operating activities                     18,657                           (9,683)

Cash flows from investing activities:
    Purchases of property and equipment                                    (14,803)                         (15,784)
                                                                 --------------------------     ----------------------------
    Net cash used in investing activities                                  (14,803)                         (15,784)

Cash flows from financing activities:
    Net proceeds (repayments) from line of credit                           (2,800)                          23,899
    Net repayments of long-term debt                                        (2,155)                          (1,425)
    Sale of common stock pursuant to
         associate stock purchase plan                                         428                              467
    Exercise of stock options                                                  906                            2,794
                                                                 --------------------------     ----------------------------
    Net cash (used in) provided by financing activities                     (3,621)                          25,735
                                                                 --------------------------     ----------------------------
Net increase in cash                                                           233                              268
Cash:
         Beginning of period                                                 1,010                              894
                                                                 --------------------------     ----------------------------
         End of period                                                    $  1,243                         $  1,162
                                                                 ==========================     ============================

See notes to consolidated financial statements.

                               WEST MARINE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Thirteen and Thirty-nine Weeks Ended October 3, 1998 and September 27, 1997
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. (the "Company") without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at October 3, 1998 and September 27, 1997; and the interim results of operations and cash flows for the 13 weeks and 39 weeks then ended. The condensed consolidated balance sheet at January 3, 1998, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended. The results of operations for the 13 week and 39 week periods presented herein are not necessarily indicative of the results to be expected for the full year.

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


NOTE 2 - ACCOUNTING PRINCIPLES

Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's comprehensive income does not differ from its net income for the thirteen and thirty-nine weeks ended October 3, 1998.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

General
-------

West Marine distributes its merchandise through three divisions, Stores (retail and wholesale) and Catalog (retail) under the names of West Marine and E&B Discount Marine as well as Port Supply (wholesale). West Marine operated 212 stores in 33 states as of October 3,1998, compared to 176 stores in 29 states as of September 27, 1997.

Results of Operations
---------------------

Net sales increased $6.0 million, or 5.2%, from $115.5 million during the third quarter of fiscal 1997 to $121.4 million during the third quarter of fiscal 1998. This increase was attributable to an increase in net sales from the Company's Stores and Port Supply divisions partially offset by a decrease in net sales in the Company's Catalog division. Store net sales increased $5.9 million, or 6.2%, to $101.7 million during the third quarter of fiscal 1998.
Net sales from comparable stores decreased $3.9 million, or 4.2%. (The Company's fiscal year is a 52- or 53- week period ending on the Saturday nearest to December 31. Fiscal year 1997 began December 29, 1996, which was a 53-week year, while fiscal year 1998 began January 4, 1998, a 52-week year. As such, the one-week difference has resulted in lower comparative sales for the third quarter of 1998 compared with the prior year.) Catalog net sales decreased $.8 million, or 7.2%, to $10.1 million. Catalog net sales have been negatively impacted by new store openings by the Company and its competitors. Management expects the catalog sales trend to remain negative through the end of 1998.
Port Supply net sales increased $0.9 million, or 9.7%, to $9.6 million.
Stores, Catalog and Port Supply net sales represented 83.7%, 8.4% and 7.9%, respectively, of the Company's net sales for the third quarter of fiscal 1998 compared to 82.9%, 9.5% and 7.6%, respectively, of the Company's net sales for the third quarter of fiscal 1997.

Net sales increased $33.0 million, or 9.9%, from $332.0 million during the first nine months of fiscal 1997 to $365.0 million during the first nine months of fiscal 1998. This increase was attributable to an increase in net sales from the Company's Stores and Port Supply divisions partially offset by a decrease in net sales in the Company's Catalog division. Store net sales increased $33.5 million, or 12.5%, to $301.7 million during the first nine months of fiscal 1998. Net sales from comparable stores increased 1.2% and contributed $3.1 million of the increase in net sales. Catalog net sales decreased $2.7 million, or 7.5%, to $33.6 million. Port Supply net sales increased $2.2 million, or 8.0%, to $29.7 million. Stores, Catalog and Port Supply net sales represented 82.7%, 9.2% and 8.1%, respectively, of the Company's net sales for the first nine months of fiscal 1998 compared to 80.8%, 10.9% and 8.3%, respectively, of the Company's net sales for the first nine months of fiscal 1997.

Gross profit decreased $1.4 million, or 4.3%, in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. As a percentage of net sales, gross profit was 26.2% in the third quarter of fiscal 1998 compared to 28.8% in the same period last year. The decrease in gross profit, as a percentage of net sales, was primarily due to increased distribution costs. Management expects that for the remainder of 1998, distribution costs will continue to run higher than previous years due to the start-up productivity level of the East Coast distribution center located in Rock Hill, South Carolina, which began operations in January 1998.

Gross profit increased $663,000, or .7%, in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. As a percentage of net sales, gross profit was 27.6% in the first nine months of fiscal 1998 compared to 30.1% in the same period last year. The decrease in gross profit, as a percentage of net sales, was primarily due to increased distribution costs.

Selling, general and administrative expenses increased $990,000, or 4.0%, in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997, primarily due to increases in direct expenses related to the growth in Stores, offset by decreased advertising costs, primarily in the Catalog division. As a percentage of net sales, selling, general and administrative expenses decreased to 21.0% in the third quarter of fiscal 1998 compared to 21.2% in the third quarter of fiscal 1997. This decrease was primarily due to the Company's cost reduction efforts. The Company plans to continue its focus on reducing selling, general and administrative expenses through the end of 1998.

Selling, general and administrative expenses increased $6.0 million, or 8.2%, in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997, primarily due to increases in direct expenses related to the growth in Stores. Stores direct expenses represented approximately 80% or $4.8 million of the increase. As a percentage of net sales, selling, general and administrative expenses decreased to 21.5% in the first nine months of fiscal 1998 compared to 21.9% in the first nine months of fiscal 1997. This decrease reflected the Company's cost management efforts during the first nine months of fiscal 1998.

Expenses related to the distribution center move, incurred in the first quarter of fiscal 1998, included $3.3 million of expenses for the relocation and consolidation of West Marine's two East Coast distribution facilities into one located in Rock Hill, South Carolina.

Interest expense increased $767,000 and $2.0 million in the third quarter and the first nine months of fiscal 1998, respectively, compared to the same periods during fiscal 1997, primarily as a result of higher average borrowings under the Company's line of credit.

Liquidity and Capital Resources
-------------------------------

Net cash from operations during the first nine months of 1998 was a positive $18.7 million versus a net use of funds of $9.7 million in the first nine months of 1997. The strong improvement in cash flow was primarily due to management's focus in managing inventory levels both at the store level and the distribution center. The 1997 increase reflects an expansion of SKU selections offered by the Company and the existence of three distribution centers. The consolidation this year into two distribution centers resulted in lower inventory levels and lower required safety stock. The increase in accounts payable and inventory in 1998 was primarily attributable to the addition of 28 new stores in the first nine months of fiscal 1998.

Net cash used in investing activities was $14.8 million primarily spent on new store construction, the Rock Hill distribution center and software upgrades.

Net cash used in financing activities during the first nine months of fiscal 1998 was $3.6 million, consisting primarily of repayments under the Company's line of credit and long-term debt.

Due to the previously disclosed problems with the distribution center, the Company is in the process of amending certain debt covenants applicable to the third and fourth quarters of 1998 related to its $90 million revolving line of credit and $40.0 million private placement. Management believes that its cash flow from operations, together with the renegotiated bank debt financing will be sufficient to fund the Company's operations through the next year.

Year 2000
---------

The Company has developed a plan to deal with the Year 2000 (Y2K) issue. The plan covers systems and vendor issues that will be generated by the change of the year from 1999 to 2000. The portion of the plan relating to the Company's systems includes a detailed survey of the current systems and associated upgrades, as well as options relating to the replacement or reprogramming of current systems that will be required to bring the Company's systems into compliance with the Y2K issue. The Company expects the majority of the system changes to be complete by early 1999, with final system and vendor issues resolved by the late summer of 1999. All necessary systems modifications have been defined and modification developments are substantially underway. System programming and testing will be completed by early 1999 with final integration testing to occur during mid-1999. Implementation is expected in the third quarter of 1999. There can be no guarantee that the Company's systems will be timely converted or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

As a normal part of investing in systems, the Company is upgrading certain systems to improve operational efficiencies, improve services to customers and provide information to management. As a result of such upgrades, these systems will be Y2K compliant. Systems that have been upgraded prior to this filing include the Point Of Sale (POS) system, the wholesale system, the warehouse management system and the basic operating systems for the network on the AS400. The remaining systems that are being upgraded include the merchandising and finance systems which are expected to be implemented September 1999.

Due to the Y2K issue, certain systems enhancement projects have been deferred until late 1999 and 2000. Deferring these projects should not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

The plan developed to address vendor issues covers product and systems issues and includes product certification, systems integration, testing, and communication strategies. The Company is in the process of reviewing vendor compliance with regards to the Y2K issue. The status of merchandise vendor compliance is expected to be known by the end of 1998. There can be no guarantee that the products and systems of other companies on which the Company relies on will be timely converted or that the failure of such products and systems to be Y2K compliant will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

The Company has incurred costs of less than $100,000 as of October 3, 1998 related to the Y2K issue. The total cost of the Company's Y2K compliance efforts is expected to be $250,000. The Company has funded and will continue to fund these expenditures through operating income and borrowings.

The Company is confident that it will meet the deadlines related to the Y2K issue, however, the Company's contingency plans include the reallocation of information systems resources to address areas of concerns.

Seasonality
-----------

Historically, the Company's business has been highly seasonal. As a result of the acquisition of E&B Marine in June 1996 and the continued expansion through new store openings, the Company is even more susceptible to seasonality as a larger percentage of stores sales occur in the second and third quarters of the year. During 1997, 61.9% of the Company's net sales and an even higher percentage of its net income occurred during the second and third quarters, principally during the period from April through July which represents the peak boating months in most of the Company's markets. The Company expects sales will become more susceptible to seasonality and weather as it continues to expand its operations.

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

The Company's growth has been fueled principally by the E&B Marine acquisition and the Company's new and existing store operations. The Company's Catalog division has faced market share erosion in areas where stores have been opened by either the Company or its competitors. Management expects this trend to continue. The consolidation of the Company's East Coast distribution facilities has resulted in costs and inefficiencies which have adversely affected gross profit during the first nine months of 1998, and are expected to continue. The Company's continued growth depends to a significant degree on its ability to continue to expand its operations through the opening of new stores and to operate those stores profitably, as well as to increase sales at its existing stores. The Company's planned expansion is subject to a number of factors, including the adequacy of the Company's capital resources and the Company's ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt its distribution and other operations systems. In addition, acquisitions involve a number of risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired business, potential adverse short-term effects on the Company's operating results and amortization of acquired intangible assets.

The market for recreational boating supplies is highly competitive. Competitive pressures resulting from competitors' pricing policies have adversely affected the Company's gross profit in the past. In addition, the Company's operations could be adversely affected if unseasonably cold weather, prolonged winter conditions or extraordinary amounts of rainfall were to occur during the peak boating season in the third and third quarters.

Additional factors which may affect the Company's financial results include consumer spending on recreational boating supplies, environmental regulations, demand for and acceptance of the Company's products and other risk factors disclosed from time to time in the Company's SEC filings.

Part II  Other Information

Item 5. Other Information

Management Changes
------------------

Effective November 13, 1998, Mr. John H. Edmondson joined the Company as chief executive officer. Mr. Edmondson replaced Mr. Randy Repass, the co-founder, who has served as the interim chief executive officer since July 1998. Mr. Repass replaced Crawford Cole, the Company's previous president and chief executive officer, who resigned for personal reasons. Mr. Repass remains Chairman of the Board of the Company.

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

Date:  November 13, 1998              WEST MARINE, INC.
       -----------------


                            By. /s/ Randolph K. Repass
                                --------------------------
                                Randolph K. Repass
                                Chairman of the Board


                            By. /s/ John Zott
                                --------------------------
                                John Zott
                                Senior Vice President, Chief Financial Officer