Form 10-K405
period 1999-01-02
WEST MARINE INC
filed 1999-04-02
CIK 912833

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the year ended
                                January 2, 1999

                            Commission File Number
                                    0-22512


                               WEST MARINE, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                     77-0355502
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                    Identification Number)

                             500 Westridge Drive,
                      Watsonville, California  95076-4100
             (Address of principal executive offices)  (Zip Code)
                       Telephone Number:  (831) 728-2700

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At February 28, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $85,160,500.

At February 28, 1999, the number of shares outstanding of registrant's Common Stock was 16,999,888.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
Portions of the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1 - BUSINESS

GENERAL

West Marine, Inc. ("West Marine" or the "Company") is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. At year end 1998, the Company offered its products through 212 stores in 34 states under the names West Marine and E&B Marine and through catalogs which it distributes several times each year. The Company's business strategy is to offer an extensive selection of high quality marine supplies and apparel to the recreational aftermarket for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment emphasizing customer service and technical assistance. The Company also is engaged, through its Port Supply business line and its stores, in the wholesale distribution of products to commercial customers and other retailers.

West Marine was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. Unless the context otherwise requires, "West Marine" and the "Company" refer to West Marine, Inc. and its subsidiaries. The Company's principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100 and its telephone number is (831) 728-2700.

RECENT DEVELOPMENTS

During 1998, the Company expanded its operations -- opening 28 new stores and entering into new geographic markets in Colorado, Oklahoma and Minnesota. Additionally, 7 stores were remodeled in 1998. The Company closed the Edison, New Jersey distribution center in December of 1997 and closed the Charlotte, North Carolina distribution center in February of 1998; thereby consolidating its East Coast inventory and operations into one new distribution center located in Rock Hill, South Carolina.

EXPANSION STRATEGY

Since opening its first store in 1975, the Company has grown through internal expansion and acquisitions, and operated 212 stores in 34 states at year end 1998. As shown in the table below, the Company has achieved increasing geographic diversification within the United States in recent years. The following table sets forth, by geographic region, the number of stores open at the end of each of the following years:

----------------------------------------------------------
                              1994  1995  1996  1997  1998
                              ----  ----  ----  ----  ----
West                            22    24    27    35    39
Great Lakes                      2     6    18    24    29
Gulf Coast                       4     4     7    11    20
Northeast                       13    16    44    44    45
Mid-Atlantic                     2     4    11    24    33
Southeast                       11    18    44    46    46
                              ----  ----  ----  ----  ----
Total                           54    72   151   184   212
                              ====  ====  ====  ====  ====

----------------------------------------------------------

The Company intends to continue to expand its store presence in 1999. The Company's ability to expand will depend on a number of factors, including the adequacy of the Company's capital resources, the Company's ability to further penetrate markets successfully, its ability to locate suitable store sites, to hire, train and integrate associates and to adapt its distribution and other operational systems. The Company will continue to pursue the acquisition of other companies' assets and product lines that either complement or expand its existing business. There is no assurance that the Company will be able to achieve its planned expansion or that such expansion will be accomplished on a profitable basis. Failure to achieve its planned expansion could have a material adverse effect on the Company.

Although the Company expects that increases in net sales, if any, will be principally due to expansion of its store operations, the Company anticipates growth in its Port Supply and Catalog business lines. Port Supply is focusing on growth by adding sales personnel and increasing delivery routes in the United States. Catalog marketing in 1999 will focus on two areas. First, geographic areas not served by West Marine or E&B Marine stores, including Canada and certain other international locations. Second, internet customers that may or may not already be shopping at West Marine. The Company expects that sales from these lines, however, will continue to represent declining percentages of the Company's total net sales.

MERCHANDISING

Merchandise sold by the Company can be divided into four general merchandise categories:

Marine Supplies. These products range from maintenance products to galley supplies and include brand name offerings, as well as "West Marine" private label merchandise. Marine supplies represented a substantial majority of the Company's net sales in 1998.

Electronics. The Company carries a broad selection of the most current electronics equipment. The selection includes global positioning navigational systems ("GPS"), as well as other electronic equipment such as ship-to-shore radios, marine stereos, autopilots, fish finders and radars. The Company also offers private label VHF radios and other electronic equipment.

Softgoods. West Marine features a broad selection of high quality boating apparel and footwear including well-known brands. The Company also offers a selection of foul weather gear, shirts, shorts, jackets, hats, boots, and other apparel bearing the Company's private label.

Lifestyle. West Marine continues to expand its selection of watersports and fishing categories. It is believed that this segment of the market represents a growth opportunity for the Company.

The Company strives to maintain consistent in-stock availability of merchandise. An individual store's merchandise mix is tailored to respond to local market conditions and buying preferences. Any items stocked by the Company but not available in a particular store can be shipped to the customer from the distribution centers. In addition, the Company's special orders department can acquire products which the Company does not normally stock.

The Company's policy is to offer its products at prices that are competitive with the prices charged by other national and regional marine supply specialty retailers and prices that are generally lower than prices charged by local independent operators. Replaceable price signage is clearly posted on shelving instead of directly on each item, enabling rapid price changes on items in the stores. The Company's commitment to offering competitive prices is supported by its price matching program where the Company will, for a period of 30 days, either match a competitor's price or refund the difference between the Company's price and the competitor's price. Most pricing decisions are made centrally by the Company's merchandising group. Store managers, however, are responsible for monitoring local competition and adjusting prices to remain competitive. The Company believes that its competitive pricing policy, together with its price matching program, are important factors in establishing and maintaining a favorable reputation among customers.

SOURCING AND PURCHASING

The Company purchased merchandise from more than 1,100 vendors during 1998 and achieved significant efficiencies through quantity purchases and direct orders. West Marine offers many of the brands best known to its target customers. In 1998, no vendor accounted for more than 8% of the Company's merchandise purchases and the Company's 20 largest vendors accounted for approximately 35% of the Company's merchandise purchases. The Company deals with its suppliers on an order-by-order basis and has minimal long-term purchase contracts or other contractual assurances of continued supply or pricing.

The Company strives to maintain strong relationships with its vendors. The Company's buyers meet regularly with major vendors to stay abreast of new products, new technology and new pricing. In addition, West Marine conducts a yearly program at which key vendors are encouraged to discuss their business and their relationship with the Company's key executives and buyers. The Company works closely with its vendors, frequently sharing information regarding market research and the Company's performance and goals. The Company also receives cooperative advertising allowances from certain vendors.

The Company's private label merchandise is manufactured to the Company's specifications on a contract basis domestically, and to a lesser extent, in Europe and the Pacific Rim, and typically has higher gross margins than comparable brand name merchandise. The Company has no long-term contracts with its manufacturing sources and competes with other companies for production facilities and import quota capacity.

The Company's Senior Vice President of Merchandising oversees the purchasing of the Company's merchandise. This person supervises merchandise managers, who supervise a group of buyers. Each buyer is responsible for specified product categories. The Company's buyers are also responsible for specifying private label merchandise and for contracting the manufacture of these goods and assuring their quality and delivery. The Company's Senior Vice President of Merchandise Planning and Allocation oversees a staff responsible for managing inventory levels in the distribution facilities and the stores, and for minimizing in-store out-of-stocks. Inventory managers are assisted by a sophisticated management information system which provides them with current inventory, price and volume information by SKU and recommended purchase quantities, allowing them to react quickly to market changes.

CUSTOMER SERVICE

The Company is committed to achieving "better than expected" customer satisfaction to encourage repeat business. To develop responsive, well-trained sales associates, the Company has devoted significant resources to developing and implementing extensive employee training programs aimed at increasing product knowledge and responsiveness to customer needs. In addition, the Company provides a price matching program, special order capabilities and a "no hassle" satisfaction guarantee that permits customers who are not completely satisfied to return any items for an exchange, credit or refund. To educate customers on the latest developments in boating and product offerings, the Company conducts classes and seminars. The Company's master catalog also provides technical information relating to various marine subjects. To provide customers easy access to factory authorized repair service, the Company maintains an in-house service center at its facility in Hollister, California. Based on information received from its customers, the Company believes it has established a reputation for excellent customer service.

SITE SELECTION AND STORE DESIGN

In selecting which markets to enter, the Company evaluates a number of criteria, including proximity to existing operations and the performance of catalog sales in that market, as well as the size and strength of potential competitors. In choosing specific sites within a market, the Company applies standardized site selection criteria which take into account numerous factors including the number of boat slips and boats within a certain radius, local demographics and overall retail activity.

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

STORE OPERATIONS

The Company's stores are organized into geographic regions with a regional manager responsible for each region. Regional managers report to the President of the Stores Division. Each region is organized into districts, each with a district manager responsible for the store operations within his or her district. The Company's district managers frequently visit the stores within their respective geographic areas to monitor financial performance and ensure adherence to the Company's operating standards. The typical staff for a West Marine store consists of one store manager, an assistant store manager and between four and twenty additional hourly sales associates, most of whom work part-time. Store managers make all hiring decisions, monitor and respond to local competitive forces and, in certain cases, supplement their stores' merchandise mix with products suited for their specific market.

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

Store and district managers participate in an incentive plan that ties compensation awards to the achievement of specified store profits, group performance goals and overall Company profits. Sales associates participate in an incentive plan that is based on various store level goals. In addition, the Company advocates broad-based participation in its stock option plans and all associates and managers are eligible to receive option grants.

OTHER BUSINESS LINES

The Company believes that its Catalog business line has served as an effective marketing and advertising tool for the Company's store operations. The Company mails several versions of a master merchandise catalog throughout the world. These versions are based on boat size and type and range from 320 to 892 pages. In addition, smaller seasonal full-color catalogs and flyers are mailed monthly. The catalogs also provide technical information regarding product offerings. The Company also rents mailing lists from boating magazines and other industry sources to better target its customers with its Catalog versions.

The Company designs and produces its catalogs at its executive offices in Watsonville, California, utilizing a desktop publishing system. This enables the Company to make both pricing and product changes until shortly before the catalogs are printed.

The Company receives all catalog orders by mail, fax, internet or telephone at its Watsonville, California call center. Merchandise is then distributed to customers from one of the Company's distribution facilities. The Hollister, California distribution facility services primarily the West Coast while the Rock Hill, South Carolina distribution facility services customers east of the Rockies.

Port Supply was created to address a broader customer base and to take advantage of its purchasing and distribution efficiencies. The Company distributed marine supplies at wholesale prices to approximately 25,000 customers in 1998, including customers involved in boat sales, boat building, boat repair, yacht chartering and marine supply retailers who resell the items. In addition, Port Supply sells to industrial and government customers who use marine related products.

DISTRIBUTION

The Company has two distribution centers, one located on the West Coast and the other located on the East Coast. The West Coast distribution center is approximately 162,000 square feet and is located in Hollister, California. The East Coast distribution center is approximately 457,000 square feet and is located in Rock Hill, South Carolina.

Vendors ship products to one of the distribution centers where the merchandise is inspected, verified against the original purchase order, ticketed and repackaged for shipment to stores and customers. Both distribution centers use radio frequency devices for managing a majority of the distribution centers procedures. Various methods of transportation are used to ship products, including truck and air freight, as well as the Company's owned trucks and vans. The inventory purchasing system maintains stock levels for each SKU in each distribution center. Normally, merchandise is sent to stores once a week, however, during certain seasonal periods, certain stores may receive more than one shipment per week.

INFORMATION SYSTEMS

West Marine has invested significant resources in management information systems that provide store managers and Company management with daily information on sales, gross margins and inventory levels. The Company utilizes an integrated software system which runs on multiple IBM AS/400 computers. This third party system has been designed to integrate all major aspects of the Company's business including sales, warehousing, distribution, purchasing and inventory management, as well as various financial systems. All purchasing functions are processed through a secondary software application which is fully integrated with the core system.

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

MARKETING

The Company's overall marketing objective is to communicate a compelling "value equation" that highlights its superior selection, friendly and knowledgeable service, competitive prices and shopping convenience in order to create and maintain a strong brand identity.

The Company markets its products and services through an extensive direct mail program of catalogs and flyers, along with space advertisements in several regional boating specialty publications across the nation. Additionally, the Company will be increasing and broadening advertising, which for the first time, will include cable television, newspapers and targeted boating magazines.

The Company also sponsors a number of regional and national boating-related events, ranging from sailing regattas and fishing derbies, to waterway clean-up campaigns. These events are designed to encourage participation in boating and to increase the number of people getting out and enjoying the water.

COMPETITION

The retail market for marine supplies is highly competitive and the Company expects the level of competition to increase. The Company's stores compete with other national specialty marine supply stores such as Boat/U.S. and Boater's World. Many of these competitors have stores in the markets in which the Company now operates and in which it plans to expand. The Company also competes with a wide variety of local and regional specialty stores and, to a lesser extent, sporting good stores and mass merchants. The Company also has a number of competitors in the Catalog and wholesale distribution of marine products. Certain of the Company's competitors have greater financial, marketing and other resources than the Company.

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

ASSOCIATES

As of January 2, 1999, the Company had 3,510 associates, of whom approximately 2,060 were full-time and approximately 1,450 were part-time and temporary. In addition, a significant number of seasonal associates were hired during the Company's peak selling seasons.

EXECUTIVE OFFICERS

The following table sets forth information regarding the executive officers of the Company:

Name                             Age   Position
Randolph K. Repass               55    Chairman of the Board
John Edmondson                   52    President, Chief Executive Officer
Richard E Everett                46    President of Stores Division, Chief Operating Officer
Joe DiRocco                      49    Senior Vice President, Marketing
Robert Hebeler                   41    Senior Vice President, Merchandise Planning and Allocation
Patrick Murphy                   50    Senior Vice President, Distribution and Logistics
John Zott                        40    Senior Vice President, Finance, Chief Financial Officer and Secretary

     Randolph K. Repass has been Chairman of the Board of the Company since founding the Company in 1968 and was the Company's Chief Executive Officer from 1968 until April 1995 and August 1998 to November 1998. He served as President from 1968 to 1990 and from August 1993 to March 1994. Mr. Repass began his career in engineering and marketing with Fairchild Semiconductor in 1966. He is President of Sail America, a sailing industry association. Mr. Repass is also Chairman of New England Ropes. He received a B.S. degree in electrical engineering from Duke University.

     John Edmondson joined West Marine as President and Chief Executive Officer and a director effective November 13, 1998. Since 1992, Mr. Edmondson held the roles of Corporate Chief Operating Officer as well as President and Chief Executive Officer of Duty Free International Inc. Mr. Edmondson began his career with Allied Store's Maas Bros./Jordan Marsh division and has held various senior management positions with several retailers. Prior to joining Duty Free International, Inc., Mr. Edmondson was General Manager of Marriott's Host Airport Merchandise and their Sports and Entertainment divisions.

     Richard E Everett joined West Marine in 1980 and became President of Stores Division in August 1998. Mr. Everett has been Chief Operating Officer and has served as a director since 1994. Prior to his current position in West Marine, Mr. Everett was Executive Vice President of Store Operations. He currently oversees the Company's store operations, real estate, store planning and construction. During his career with West Marine, Mr. Everett has held various positions since joining the Company in 1983. He founded and operated a sailboat rigging company prior to joining West Marine. Mr. Everett received a B.S. degree from the University of California, Berkeley.

     Joe DiRocco joined the Company in July 1998, as Senior Vice President of Marketing. Prior to that, Mr. DiRocco was Vice President of Marketing and Advertising at Orchard Supply Hardware, a specialty retailer, from 1983 to 1998. Mr. DiRocco holds a B.A degree in English from Villanova University and attended Charles Morris Price School of Advertising in Philadelphia, PA.

     Robert Hebeler joined the Company in January 1996, as Senior Vice President of Merchandising. He currently is the Senior Vice President of Merchandise Planning and Allocation. Prior to that, Mr. Hebeler was the Vice President of Merchandising and Marketing for Gander Mountain Inc., a specialty retailer and cataloger, from 1993 to 1996. Mr. Hebeler holds a B.A. degree from Michigan State University and an M.M.A. from Aquinas College.

     Patrick Murphy joined the Company in March 1999 as Senior Vice President, Distribution and Logistics. Prior to that, Mr. Murphy was Vice President of Logistics for Borders Group, Inc., a specialty retailer, from 1993 to 1999. Mr. Murphy holds a B.S. degree in Marketing and Economics from the University of Missouri-Kansas City.

     John Zott joined the Company in 1990 as Chief Financial Officer. Mr. Zott became Senior Vice President, Finance in 1995. Prior to that, Mr. Zott was the Controller for The Nature Company, a specialty retailer, from 1988 to 1990. Mr. Zott holds a B.S. degree in accounting and an M.B.A from the University of Detroit.

ITEM 2 - PROPERTIES

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

At January 2, 1999, the Company's 212 stores included an aggregate of approximately 1.6 million square feet of space. The Company's stores are all leased, typically for a ten year term, with options to renew for additional terms. In most cases, the Company pays a fixed rent. Substantially all of the leases require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses.


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

----------------------------------------------------------
                       FIRST     SECOND    THIRD   FOURTH
                      QUARTER   QUARTER   QUARTER  QUARTER
                      --------  --------  -------  -------
1998
------------
Stock trade price:
     High             $30 1/8   $28 5/16  $18 7/8  $12
     Low              $21 1/16  $16       $ 7 3/8  $ 6 7/16

1997
------------
Stock trade price:
     High             $36       $34 3/4   $26 3/4  $25 3/4
     Low              $26 3/4   $22 3/4   $17      $18 5/8

----------------------------------------------------------

As of February 28, 1999, there were approximately 1,500 holders of record of the Company's common stock.


ITEM 6 - SELECTED FINANCIAL DATA
(in thousands, except per share and operating data)

                                                        1994        1995       1996        1997        1998
-------------------------------------------------------------------------------------------------------------
Consolidated Income Statement Data:
Net sales                                           $169,923    $224,204   $323,300    $415,208    $448,832
Income from operations                                10,935      16,198     21,156      29,116       8,665
Income before income taxes                             9,740      14,819     19,490(1)   25,487       2,594(2)
Net income                                             5,985       8,975     11,566(1)   15,173       1,098(2)
Net income per common and
  common equivalent share:
      Basis                                         $   0.47    $   0.64   $   0.73(1) $   0.91    $    .06(2)
      Diluted                                       $   0.45    $   0.61   $   0.68(1) $   0.86    $    .06(2)


Consolidated Balance Sheet Data (at period end):
Working capital                                     $ 30,757    $ 58,619   $ 92,948    $149,242    $143,974
Total assets                                          70,385      95,845    211,514     275,888     279,545
Long-term debt                                        12,297       8,284     37,997      92,960      94,367
Operating Data:
Store open at year end                                    54          72        151         184         212
Comparable stores net sales increase                    15.8%        9.0%       5.4%        5.0%        1.2%

(1) Includes a $3.0 million pre-tax charge for expenses related to the integration of E&B Marine, Inc. in 1996. Basic and diluted net income per share without this one-time charge would have been $0.85 and $0.79, respectively.

(2) Includes a $3.3 million pre-tax charge for expenses related to the distribution center move in 1998. Basic and diluted net income per share without this one-time charge would have been $0.26 and $0.25, respectively.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

West Marine distributes its merchandise through three divisions, Stores (retail and wholesale) and Catalog (retail) under the names of West Marine and E&B Marine as well as Port Supply (wholesale). West Marine operated 212 Stores in 34 states as of January 2, 1999, compared to 184 Stores in 30 states as of January 3, 1998. All references to 1998, 1997 and 1996 refer to the Company's fiscal years ended on January 2, 1999, January 3, 1998 and December 28, 1996, respectively. 1998 and 1996 were 52 week years. 1997 was a 53 week year.

On June 17, 1996, West Marine acquired E&B Marine, Inc., a specialty retailer of marine supplies with 64 Stores and a mail order catalog operation (see Note 2 to consolidated financial statements). The acquisition was accounted for under the purchase method of accounting. Accordingly, E&B Marine, Inc.'s results of operations for the periods subsequent to the acquisition are included with West Marine's results of operations.

Results of Operations

The following table sets forth certain income statement components expressed as a percent of sales:

                                                         1996            1997            1998
-------------------------------------------------------------------------------------------------------
Net sales                                                100.0%          100.0%          100.0%
Cost of goods sold including buying and occupancy         70.8            70.4            74.9
-------------------------------------------------------------------------------------------------------
Gross profit                                              29.2            29.6            25.1
Selling, general and administrative expenses              21.7            22.3            22.5
Expenses related to integrating E&B Marine, Inc.           0.9
Expenses related to distribution center move                                               0.7
-------------------------------------------------------------------------------------------------------
Income from operations                                     6.6             7.0             1.9
Interest expense                                           0.5             0.8             1.4
-------------------------------------------------------------------------------------------------------
Income before income taxes                                 6.1             6.2             0.5
Provision for income taxes                                 2.5             2.5             0.3
Net income                                                 3.6%            3.7%            0.2%
-------------------------------------------------------------------------------------------------------

1998 Compared to 1997

Net sales for 1998 increased 8.1% to $448.8 million compared to $415.2 million in 1997. This increase was primarily attributable to the increase in net sales from the Company's Stores offset in part by a decrease in Catalog net sales. Stores net sales increased 10.5% to $369.8 million. The increase in Stores net sales was primarily due to 28 additional West Marine Stores opened in 1998. Net sales from comparable West Marine Stores increased 1.2% and contributed $3.8 million, or 10.9% of the increase. The E&B Marine locations entered the Company's comparable Stores net sales base in August 1997. Catalog net sales decreased 7.8% to $41.7 million. The Company believes that the decrease in Catalog net sales was attributable to new Store openings by the Company and its competitors, in addition to service problems related to the distribution center. Port Supply net sales increased 5.6% to $37.3 million, resulting primarily from the Company's continued territory expansion and additional van delivery routes.

Gross profit decreased 8.1% in 1998 compared to 1997. Gross profit as a percentage of net sales decreased to 25.1% in 1998 from 29.6% in 1997, primarily reflecting increased payroll, equipment rental and supply expenses at the Rock Hill distribution center as well as increased inventory shrink.

Selling, general and administrative expenses increased $7.2 million, or 7.7%, in 1998, primarily due to increases in direct expenses related to the growth in stores. Stores direct expense represented approximately 72.1% of the $7.2 million increase. As a percentage of net sales, selling, general and administrative expenses remained relatively flat due to the Company's advertising and promotional cost reduction efforts.

In the first quarter of 1998, the Company incurred $3.3 million of expenses for the relocation and consolidation of West Marine's two East Coast distribution facilities into a single facility located in Rock Hill, South Carolina.

Income from operations decreased $20.5 million, or 70.2%, from 1997 to 1998. As a percentage of net sales, income from operations decreased to 1.9% in 1998 from 7.0% in 1997.

Interest expense increased $2.4 million or 67.3%, in 1998 compared to 1997, primarily as a result of higher average borrowings under the Company's line of credit during 1998.

1997 Compared to 1996

Net sales for 1997 increased 28.4% to $415.2 million compared to $323.3 million in 1996. This increase was attributable to increases in net sales from each of the Company's three divisions. Stores net sales increased 33.7% to $334.6 million. The increase in Stores net sales was primarily due to 33 additional Stores opened in 1997 and the 64 E&B Marine Stores acquired on June 17, 1996. Net sales from comparable Stores increased 5.0% and contributed $11.6 million, or 13.8% of the increase. The E&B Marine locations entered the Company's comparable Stores net sales base in August 1997. Catalog net sales increased 10.8% to $45.2 million. The Company believes that the Catalog net sales increases were attributable to the acquisition of the E&B Marine, Inc. Catalog business and the growth of the international Catalog business. Port Supply net sales increased 9.8% to $35.3 million, resulting primarily from the Company's continued territory expansion and additional van delivery routes.

Gross profit increased 30.1% in 1997 compared to 1996 primarily due to the increase in net sales. Gross profit as a percentage of net sales increased to 29.6% in 1997 from 29.2% in 1996, primarily reflecting improved buying and distribution leverage which offset an increase in freight and occupancy costs that resulted from the E&B Marine, Inc. acquisition.

Selling, general and administrative expenses increased $23.4 million, or 33.4%, in 1997, of which 85.8% of the increase related to additional direct expenses related to the growth in Stores. As a percentage of net sales, selling, general and administrative expenses increased from 21.7% in 1996 to 22.6% in 1997 primarily due to the growth in Stores.

Income from operations increased $8.0 million, or 37.6%, from 1996 to 1997. As a percentage of net sales, income from operations increased to 7.0% in 1997 from 6.6% in 1996, primarily due to a $3.0 million pre-tax charge for expenses related to the integration of E&B Marine, Inc. in 1996.

Interest expense increased $2.0 million, in 1997 compared to 1996, primarily as a result of higher weighted average interest rates, as well as higher average borrowings under the Company's line of credit during 1997, principally to fund increased levels of inventory, due to the increase in the number of Stores.

Liquidity and Capital Resources

During 1998, the Company's primary sources of capital have been income from operations and bank borrowings. Net cash provided by operations during 1998 was $17.0 million, consisting primarily of earnings after tax of $13.0 million excluding depreciation and amortization and a $6.2 million decrease in inventory offset in part by a $2.9 million decrease in accounts payable. The inventory decrease was primarily attributable to management's increased focus to reduce inventory levels both at the Stores level and the distribution center. Net cash used in investing activities was $17.5 million primarily for the purchase of property and equipment. Net cash provided by financing activities was $.5 million, consisting of $1.7 million received from the exercise of stock options and the net sales of common stock pursuant to the associate stock purchase plan, and $1.0 million from the Company's line of credit offset in part by $2.2 million for the net repayment of long-term debt.

Cash remained consistent from 1997 to 1998. West Marine's primary cash requirements are related to capital expenditures for new Stores, including leasehold improvement costs and fixtures, and merchandise inventory for Stores. The Company expects to spend approximately $14.0 million on capital expenditures during 1999. The Company intends to pay for its expansion through cash generated from operations and bank borrowings. The Company believes that cash from operations together with the current credit line will be sufficient to fund the Company throughout 1999.

At the end of 1998, the Company had outstanding a $40.0 million senior guarantee note which matures on December 23, 2004, with the first principal payment due on December 23, 2000. Subsequent to year end 1998, the note was amended to bear interest at the rate of 7.6%. This note is unsecured and contains certain amended restrictive covenants including required fixed charge coverage and debt to capitalization ratios, and minimum net worth. Upon meeting certain investment grade ratings, the note will bear interest at the rate of 6.85%.

At the end of 1998, the Company had available a $90.0 million revolving line of credit with two banks which expires on October 4, 2000. Subsequent to year end 1998, the revolving line of credit was amended to reduce the revolving line of credit to $75.0 million, effective April 5, 1999. Additionally, on July 5, 1999, the revolving line of credit will be further reduced to $50.0 million. Depending on the Company's election at the time of borrowing, the line bears interest, as amended, at either the bank's reference rate or LIBOR plus a factor ranging from 1.0% to 2.0%. At the end of 1998, borrowings from the credit line were $53.0 million bearing interest at rates ranging from 6.1% to 7.4%. At the end of 1997, borrowings under the credit line were $51.6 million bearing interest at rates ranging from 6.45% to 8.5%.

In addition, the Company had available a $2.0 million revolving line of credit with a bank, which expires on October 4, 2000. The line bears interest at the bank's reference rate (7.75% at year end 1998) and has a ten day paydown requirement. At the end of 1998, no amounts were outstanding under this line of credit. At the end of 1997, borrowings under the credit line were $450,000 bearing interest at 8.5%.

Both of the aforementioned credit lines are unsecured and contain certain amended restrictive covenants including maximum leverage, minimum cash flow coverage and maximum funded debt ratios. These covenants also restrict the repurchase or redemption of stock and the paying of dividends, investments in subsidiaries and annual capital expenditures. The Company plans to extend its revolving line of credit by renegotiating, amending or replacing the current bank agreements within the next 12 months.

At the end of 1998 and 1997, the Company had $100,000 of outstanding stand-by letters of credit. At the end of 1998 and 1997, the Company had $613,000 and $432,000, respectively, of outstanding commercial letters of credit.

During 1998 and 1997, the weighted average interest rates in effect were 6.4% and 6.7%, respectively.

Year 2000

The Company has developed a plan to deal with the Year 2000 (Y2K) issue. The plan covers systems and vendor issues that will be generated by the change of the year from 1999 to 2000. The portion of the plan relating to the Company's systems includes a detailed survey of the current systems and associated upgrades, as well as options relating to the replacement or reprogramming of current systems that will be required to bring the Company's systems into compliance with the Y2K issue. The Company expects the majority of the system changes, with final system and vendor issues to be resolved by the third quarter of 1999. All necessary systems modifications have been defined and modification developments are substantially underway. Systems programming and testing of the modifications will be completed by the end of the first quarter of 1999 with final integration testing to occur during the second quarter of 1999. Implementation is expected in the third quarter of 1999. There can be no guarantee that the Company's systems will be timely converted or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

In addition, as a normal part of investing in systems, the Company is upgrading certain systems to improve operational efficiencies, improve services to customers and provide information to management. As a result of such upgrades, these systems will be Y2K compliant. Systems that have been upgraded prior to year end 1998 include the Point Of Sale (POS) system, the wholesale system, the warehouse management system and the basic operating systems for the network on the AS400. The remaining systems that are being upgraded include the merchandising and finance systems which are expected to be implemented by September 1999.

Due to the Y2K issue, certain other systems enhancement projects have been deferred until late 1999 and 2000. Deferring these projects should not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

The plan developed to address vendor issues covers product and systems issues and includes product certification, systems integration, testing and communication strategies. The Company is in the process of reviewing vendor compliance with regards to the Y2K issue. As of year end 1998, the Company has received responses from 70% of its vendors, of which 70% have stated that they are in compliance with the Y2K issue. Information about the status of the remaining merchandise vendors is expected to be known by the end of the first quarter of 1999. There can be no guarantee that the products and systems of other companies on which the Company relies on will be timely converted or that the failure of such products and systems to be Y2K compliant will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

The Company has incurred costs of less than $100,000 as of January 2, 1999 related to the Y2K issue. The total cost of the Company's Y2K compliance efforts is expected to be approximately $250,000. The Company has funded and will continue to fund these expenditures through operating income and borrowings.

The Company is confident that it will meet the deadlines related to the Y2K issue, however, the Company's contingency plans include the reallocation of information systems resources to address areas of concerns. Additionally, the Company will work with vendors to consider the need for forward purchases of inventory in the remote case that the Y2K deadlines are not met.

Seasonality

Historically, the Company's business has been highly seasonal. As a result of the acquisition of E&B Marine, Inc. in June 1996 and the continued expansion through new Stores openings, the Company is even more susceptible to seasonality as a larger percentage of Stores net sales occur in the second and third quarters of the year. During 1998, over 60% of the Company's net sales and all of its net income occurred during the second and third quarters, principally during the period from April through July which represents the peak boating months in most of the Company's markets. The Company expects net sales will become more susceptible to seasonality and weather as it continues to expand its operations.

Business Trends

West Marine's growth in net sales has been principally fueled by geographic expansion through acquisition, the opening of new Stores and, to a lesser extent, by comparable Stores net sales increases. Although the Company believes that the Catalog and Port Supply divisions will continue to grow, future Company net sales and profit growth, if any, will be increasingly dependent on the opening and profitability of new Stores. The Company's Catalog division has also faced market share erosion in markets where Stores have been opened by either the company or competitors. Management expects this trend will continue.

In most of the Company's product categories, prices have remained stable or have declined over the last three years, a trend which management expects is likely to continue. As a result, net sales increases during such periods have generally not been attributable to increases in prices. In recent years, competition has increased which has adversely affected the Company's gross profits. These competitive and pricing pressures are likely to continue.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

The statements in this filing that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) including statements regarding growth in the Company's Port Supply and Catalog business lines, enhancement of the Company's Stores presence, the growth opportunity of lifestyle categories, the adequacy of the Company's information systems and the Company's web site are forward-looking statements that involve a number of risks and uncertainties. Set forth below are certain important factors that could cause the Company's actual results to differ materially from those expressed in any forward-looking statements.

The Company's Catalog division has faced market share erosion in areas where stores have been opened by either the Company or its competitors. Management expects this trend to continue. The consolidation of the Company's East Coast distribution facilities has resulted in costs and inefficiencies which have adversely affected gross profit during 1998, and are expected to continue. The Company's growth has been fueled principally by the E&B Marine, Inc. acquisition and the Company's Stores operations. The Company's continued growth depends to a significant degree on its ability to continue to expand its operations through the opening of new Stores and to operate these Stores profitably, as well as increasing net sales at its existing Stores. The Company's planned expansion is subject to a number of factors, including the adequacy of the Company's capital resources and the Company's ability to locate suitable Stores sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt its distribution and other operations systems. In addition, acquisitions involve a number of risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired business, potential adverse short-term effects on the Company's operating results and amortization of acquired intangible assets.

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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not a party to any interest rate risk management transactions.

The Company does not purchase or hold any derivative financial instruments.

A 64 basis point move in interest rate (10% of the Company's weighted average interest rate) effecting the Company's floating financial instruments would have approximately a $350,000 effect on the Company's pretax income and cash flow over the next year. The 64 basis point move in interest rates would have an immaterial effect on the fair value of the Company's fixed rate financial instruments. (See Note 4.)

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        [Deloitte & Touche Letterhead]

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
West Marine, Inc.,

We have audited the accompanying consolidated balance sheets of West Marine, Inc. and subsidiaries (the "Company") as of January 2, 1999 and January 3, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 1999 and January 3, 1998 and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

February 24, 1999

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

                                                                              Year End       Year End
                                                                                1997           1998
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                                          $  1,010       $  1,024
   Accounts receivable, net                                                         5,003          4,660
   Merchandise inventories                                                        166,290        160,069
   Prepaid expenses and other current assets                                       11,660         11,574
--------------------------------------------------------------------------------------------------------
          Total current assets                                                    183,963        177,327
Property and equipment, net                                                        50,815         60,219
Intangibles and other assets, net                                                  41,110         41,999
--------------------------------------------------------------------------------------------------------
          Total assets                                                           $275,888       $279,545
--------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $ 26,629       $ 23,759
   Accrued expenses                                                                 5,456          4,548
   Deferred current liabilities                                                       788          3,263
   Current portion of long-term debt                                                1,848          1,783
--------------------------------------------------------------------------------------------------------
      Total current liabilities                                                    34,721         33,353

Long-term debt                                                                     92,960         94,367
Deferred items and other non-current obligations                                    1,889          2,055

Stockholders' equity:
   Preferred stock, $.001 par value: 1,000,000 shares authorized;
     no shares outstanding
   Common stock, $.001 par value: 50,000,000 shares authorized;
     issued and outstanding 16,786,068 and 16,984,528 at
     year end 1997 and 1998, respectively                                              17             17
   Additional paid-in capital                                                     103,245        105,599
   Retained earnings                                                               43,056         44,154
--------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                  146,318        149,770
--------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                 $275,888       $279,545
--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts and Stores data)


                                                                     1996          1997          1998
-------------------------------------------------------------------------------------------------------
Net sales                                                          $323,300      $415,208      $448,832
Cost of goods sold, including buying and occupancy                  228,888       292,395       335,956
-------------------------------------------------------------------------------------------------------
  Gross profit                                                       94,412       122,813       112,876
Selling, general and administrative expenses                         70,261        93,697       100,927
Expenses related to integrating E&B Marine, Inc.                      2,995
Expenses related to distribution center move                                                      3,284
-------------------------------------------------------------------------------------------------------
  Income from operations                                             21,156        29,116         8,665
Interest expense                                                      1,666         3,629         6,071
-------------------------------------------------------------------------------------------------------
  Income before income taxes                                         19,490        25,487         2,594
Provision for income taxes                                            7,924        10,314         1,496
-------------------------------------------------------------------------------------------------------
  Net income                                                       $ 11,566      $ 15,173      $  1,098
-------------------------------------------------------------------------------------------------------
Net income per common and common equivalent share:
  Basic                                                            $   0.73      $   0.91      $   0.06
-------------------------------------------------------------------------------------------------------
  Diluted                                                          $   0.68         $0.86      $   0.06
-------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent
  shares outstanding:
  Basic                                                              15,748        16,648        16,893
-------------------------------------------------------------------------------------------------------
  Diluted                                                            16,948        17,583        17,520
-------------------------------------------------------------------------------------------------------
Stores open at end of year                                              151           184           212
-------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

                                                                      COMMON STOCK          ADDITIONAL                  TOTAL
                                                                  ---------------------      PAID-IN      RETAINED   STOCKHOLDERS'
                                                                  SHARES         AMOUNT      CAPITAL      EARNINGS      EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance at year end, 1995                                      14,938,412        $15        $ 50,947    $ 16,317       $ 67,279
Net income                                                                                                11,566         11,566
Issuance of common stock
     in acquisition of E&B Marine, Inc.                         1,195,486          1          39,192                     39,193
Value of stock options converted
     in acquisition of E&B Marine, Inc.                                                        2,382                      2,382
Exercise of stock options                                         313,275                      2,791                      2,791
Tax benefit from exercise of non-qualified
     stock options                                                                             2,660                      2,660
Sale of common stock pursuant to
     associate stock purchase plan                                 47,032                        660                        660
-------------------------------------------------------------------------------------------------------------------------------
Balance at year end, 1996                                      16,494,205         16          98,632      27,883        126,531
Net income                                                                                                15,173         15,173
Exercise of stock options                                         245,838          1           1,789                      1,790
Tax benefit from exercise of non-qualified
     stock options                                                                             1,916                      1,916
Sale of common stock pursuant to
     associate stock purchase plan                                 46,025                        908                        908
-------------------------------------------------------------------------------------------------------------------------------
Balance at year end, 1997                                      16,786,068         17         103,245      43,056        146,318
Net income                                                                                                 1,098          1,098
Exercise of stock options                                         122,821                        933                        933
Tax benefit from exercise of non-qualified
     stock options                                                                               677                        677
Sale of common stock pursuant to
     associate stock purchase plan                                 75,639                        744                        744
-------------------------------------------------------------------------------------------------------------------------------
Balance at year end, 1998                                      16,984,528        $17        $105,599    $ 44,154       $149,770
                                                               ================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

                                                                        1996                     1997                    1998
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                        $ 11,566                 $ 15,173               $  1,098
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                    5,651                    8,604                 11,926
        Provision for deferred income taxes                              2,115                    4,704                    298
        Provision for doubtful accounts                                    278                      315                    586
        Accounts receivable                                               (986)                  (1,576)                  (243)
        Merchandise inventories                                        (13,738)                 (43,559)                 6,221
        Prepaid expenses and other current assets                       (1,899)                  (3,808)                    86
        Other assets                                                      (683)                     195                    (10)
        Accounts payable                                                 6,295                   (6,998)                (2,870)
        Accrued expenses                                                 2,341)                  (3,529)                  (231)
        Deferred items                                                      21                      125                    166
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                      6,279                  (30,354)                17,027
Cash flows from investing activities:
     Purchases of property and equipment                               (13,913)                 (24,470)               (17,487)
     Acquisitions                                                       (2,336)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (16,249)                 (24,470)               (17,487)
Cash flows from financing activities:
    Net proceeds from line of credit                                     7,319                   15,050                    950
    Net proceeds from (repayments of)
      long-term debt                                                      (305)                  37,192                 (2,153)
    Sale of common stock pursuant to associate
      stock purchase plan                                                  660                      908                    744
    Exercise of stock options                                            2,791                    1,790                    933
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               10,465                   54,940                    474
------------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                       495                      116                     14
Cash:
  Beginning of year                                                        399                      894                  1,010
------------------------------------------------------------------------------------------------------------------------------
  End of year                                                         $    894                 $  1,010               $  1,024
------------------------------------------------------------------------------------------------------------------------------

Other cash flow information:
    Cash paid for interest                                            $  1,448                 $  4,096               $  6,480
    Cash paid for income taxes                                        $  5,348                 $  8,338               $  4,918
    Equipment acquired through non-cash
      capital lease transactions                                      $  1,432                 $  2,996               $  2,545
    Tax benefit from exercise of
      non-qualified stock options                                     $  2,660                 $  1,916               $    677
    Acquisition of E&B Marine, Inc. for 1,195,000 shares
      of common stock (see Note 2)                                    $ 41,575

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

BUSINESS - West Marine, Inc. (the "Company"), a Delaware corporation, is a specialty retailer and wholesaler of boating supplies and apparel, which it markets through 212 retail Stores in the United States and mail order catalogs.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of West Marine, Inc. and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

FISCAL YEAR - The Company's fiscal year ends on the Saturday closest to December 31 based on a 52/53 week year. The years 1998, 1997 and 1996 ended on January 2, 1999, January 3, 1998 and December 28, 1996, respectively. 1998 and 1996 were 52 week years. 1997 was a 53 week year.

ACCOUNTING ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

MERCHANDISE INVENTORIES are stated at the lower of cost (first-in, first-out method) or market. Cost includes acquisition and distribution costs which have been capitalized in merchandise inventories in order to better match net sales with these related costs.

DEFERRED CATALOG AND ADVERTISING COSTS - The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once the catalog is mailed, over the expected net sales period which is generally six months. Deferred catalog costs amounted to $1,893,000 and $679,000, at year end 1998 and 1997, respectively. Advertising costs are expensed as incurred and amounted to $12.6 million, $13.8 million and $9.7 million in 1998, 1997 and 1996, respectively.

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

INTANGIBLES AND OTHER ASSETS - The excess of cost over tangible net assets acquired is amortized over periods ranging from 5 to 40 years. Debt issuance costs are amortized over the terms of the related credit agreements. The Company periodically assesses the recoverability of the carrying value of its goodwill based on a review of projected undiscounted cash flows of the related operations. Accumulated amortization at the end of 1998 and 1997 was $3.7 million and $2.3 million, respectively.

DEFERRED RENT - Certain of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amount charged to rent expense and the rent paid as deferred rent.

INCOME TAXES - The Company's income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the liability method of accounting.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash, accounts receivable, accounts payable and long-term debt approximates the estimated fair values.

STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its fixed cost stock option plans or its associate stock purchase plan.

RECLASSIFICATIONS - Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

CAPITALIZED INTEREST - The Company's policy is to capitalize interest on debt incurred that is directly related to major construction projects. During 1998 and 1997, the Company incurred approximately $6.7 million and $4.2 million of interest, respectively, of which approximately $576,000 and $587,000 respectively, was capitalized. Due to immateriality, interest incurred on capital projects during 1996 was not capitalized.

NET INCOME PER SHARE - Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

The following is a reconciliation of the Company's basic and diluted net income per share computations (shares in thousands):

                                         1996                1997                1998
---------------------------------------------------------------------------------------------------
                                            PER SHARE           PER SHARE           PER SHARE
                                    SHARES     AMOUNT   SHARES     AMOUNT   SHARES     AMOUNT
---------------------------------------------------------------------------------------------------
Basic                               15,748    $ 0.73    16,648     $ 0.91   16,893    $ 0.06
Effect of dilutive stock options     1,200     (0.05)      935      (0.05)     627     (0.00)
---------------------------------------------------------------------------------------------------
Diluted                             16,948    $ 0.68    17,583     $ 0.86   17,520    $ 0.06
---------------------------------------------------------------------------------------------------

The following options were not included in the computation of diluted EPS because such options' exercise price was greater than the average market price of the common shares (shares in thousands):

                              1996                1997              1998
--------------------------------------------------------------------------------
Options to purchase
 shares of common stock         98                563               1,895
--------------------------------------------------------------------------------
Exercise prices          $31.13 - $34.50     $24.74 - $34.50   $11.13 -  $34.50
--------------------------------------------------------------------------------
Expiration dates         February 2004 -     February 2004 -    March 2003 -
                         November 2006         May 2007         August 2008
--------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS - In 1998, the Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income or loss for the current period and other comprehensive income (incomes, expenses, gains and losses that currently bypass the income statement and are reported directly as a separate component of equity). The Company's comprehensive income equals net income for all periods presented.

In June 1998, the FASB issued Statement of Financial Account Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for years beginning after June 15, 1999 and is not to be applied retroactively to financial statements for prior periods. The Company believes that this statement will not have a material effect on its financial statements.

NOTE 2: ACQUISITION
--------------------------------------------------------------------------------
On June 17, 1996, the Company completed its acquisition of E&B Marine, Inc., a specialty retailer of marine supplies with 64 Stores and a mail order catalog operation. Under the terms of the acquisition, all of the outstanding shares of E&B Marine, Inc. were exchanged for approximately 1.2 million shares of West Marine, Inc. common stock. The value of the shares, including the value of stock options converted, was $41.6 million. The acquisition was accounted for as a purchase, and accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of the acquisition. The principal assets acquired and liabilities assumed were inventory ($37.6 million), deferred income taxes ($7.1 million), property ($3.7 million), other assets ($3.8 million), accounts payable and accrued expenses ($23.6 million), debt ($21.6 million) and other liabilities ($1.3 million). The excess of the purchase price over the net identifiable assets acquired ($38.4 million) was included in intangible assets and is being amortized over a forty-year period on a straight-line basis.

The following unaudited pro forma income statement summary combines the results of operations of the Company and E&B Marine, Inc. as if the acquisition had occurred at the beginning of 1996. The pro forma income statement summary does not necessarily reflect the results of operations as they would have been if these combined companies had constituted a single entity during this period.

Pro Forma Income Statement Summary

(in thousands, except per share data):

(unaudited)                   1996
--------------------------------------------------------------------------------
Net sales                   $387,783
--------------------------------------------------------------------------------
Net income                  $ 12,618
--------------------------------------------------------------------------------
Net income per share
   Basic                    $   0.77
   Diluted                  $   0.72
--------------------------------------------------------------------------------

Included in the pro forma income statement summary above is an actual $3.0 million pre-tax charge for expenses related to integrating E&B Marine, Inc. in 1996.

NOTE 3: PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consisted of the following (in thousands):

                                             YEAR END   YEAR END
                                               1997       1998
--------------------------------------------------------------------------------
Furniture & equipment                        $ 27,274   $ 32,245
Computer equipment                             26,122     34,233
Leasehold improvements                         20,672     27,141
Land & building                                   651        728
--------------------------------------------------------------------------------
Subtotal                                       74,719     94,347
Accumulated depreciation
   and amortization                           (23,904)   (34,128)
--------------------------------------------------------------------------------
Total property and
   equipment, net                            $ 50,815   $ 60,219
--------------------------------------------------------------------------------

NOTE 4: LINE OF CREDIT AND LONG-TERM DEBT
--------------------------------------------------------------------------------

At the end of 1998, the Company had outstanding a $40.0 million senior guarantee note which matures on December 23, 2004, with the first principal payment due on December 23, 2000. Subsequent to year end 1998, the note was amended to bear interest at the rate of 7.6%. This note is unsecured and contains certain amended restrictive covenants including required fixed charge coverage and debt to capitalization ratios and minimum net worth. Upon meeting certain investment grade ratings, the note will bear interest at the rate of 6.85%.

At the end of 1998, the Company had available a $90.0 million revolving line of credit with two banks which expires on October 4, 2000. Subsequent to year end 1998, the revolving line of credit was amended to reduce the revolving line of credit to $75.0 million, effective April 5, 1999. Additionally, on July 5, 1999, the revolving line of credit will be further reduced to $50.0 million. Depending on the Company's election at the time of borrowing, the line bears interest, as amended, at either the bank's reference rate or LIBOR plus a factor ranging from 1.0% to 2.0%. At the end of 1998, borrowings from the credit line were $53.0 million bearing interest at rates ranging from 6.1% to 7.4%. At the end of 1997, borrowings under the credit line were $51.6 million bearing interest at rates ranging from 6.45% to 8.5%.

In addition, the Company had available a $2.0 million revolving line of credit with a bank, which expires on October 4, 2000. The line bears interest at the bank's reference rate (7.75% at year end 1998) and has a ten day paydown requirement. At the end of 1998, no amounts were outstanding under this line of credit. At the end of 1997, borrowings under the credit line were $450,000 bearing interest at 8.5%.

Both of the aforementioned credit lines are unsecured and contain certain amended restrictive covenants including maximum leverage, minimum cash flow coverage and maximum funded debt ratios. These covenants also restrict the repurchase or redemption of stock and the paying of dividends, investments in subsidiaries and annual capital expenditures.

At the end of 1998 and 1997, the Company had $100,000 of outstanding stand-by letters of credit. At the end of 1998 and 1997, the Company had $613,000 and $432,000, respectively, of outstanding commercial letters of credit.

During 1998 and 1997, the weighted average interest rates in effect were 6.4% and 6.7%, respectively.

Long-term debt consisted of the following (in thousands):

                                              YEAR END  YEAR END
                                                1997      1998
--------------------------------------------------------------------------------
Lines of credit                                $52,050   $53,000
Note payable                                    40,000    40,000
Capital lease obligations,
  interest at 3.6% to 8.7%                       2,758     3,150
--------------------------------------------------------------------------------
Subtotal                                        94,808    96,150
Less current portion                             1,848     1,783
--------------------------------------------------------------------------------
Total                                          $92,960   $94,367
--------------------------------------------------------------------------------

At year end 1998, future minimum principal payments on long-term debt were as follows (in thousands):

                                  1999     $ 1,783
                                  2000      61,675
                                  2001       8,366
                                  2002       8,326
                                  2003       8,000
                            Thereafter       8,000
                                           -------
                                 Total     $96,150
                                           =======

NOTE 5: RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company purchases merchandise from a supplier in which the Company's Principal Stockholder owns stock and is a member of the board of directors. Additionally, the Principal Stockholder's brother is the president and his father is a member of the board of directors and a major stockholder of the supplier. Cost of net sales during 1998, 1997 and 1996 includes $6.4 million, $5.2 million and $4.3 million, respectively, related to purchases from such related party. Accounts payable to the supplier at year end 1998 and 1997 were $384,000 and $435,000, respectively.

The Company leases its corporate headquarters and two retail Stores from three partnerships in which the Company's Principal Stockholder is the general partner (See Note 6.) In addition, one retail Store is leased directly from the Principal Stockholder.

NOTE 6: LEASES
--------------------------------------------------------------------------------

The Company leases certain equipment, retail Stores, its distribution centers and its corporate headquarters. The Company also sublets space at various locations with both month-to-month and noncancelable sublease agreements. Certain Stores operating leases provide for rent adjustments based on the consumer price index and planned rent increases.

The aggregate minimum annual rental payments and sublease income under noncancelable leases in effect at year end 1998, were as follows (in thousands):

                                CAPITAL  OPERATING  SUBLEASE   NET LEASE
                                LEASES    LEASES     INCOME   COMMITMENTS
--------------------------------------------------------------------------------
1999                            $ 1,988   $  20,780 $   74    $  22,694
2000                                726      18,296     20       19,002
2001                                381      16,591     14       16,958
2002                                329      14,735              15,064
2003                                         13,691              13,691
Thereafter                                   39,584              39,584
--------------------------------------------------------------------------------
Total minimum lease
  commitment                      3,424   $ 123,677 $  108    $ 126,993
--------------------------------------------------------------------------------
Less amount
  representing interest             274
--------------------------------------------------------------------------------
Present value of obligations
  under capital leases            3,150
--------------------------------------------------------------------------------
Less current portion              1,783
--------------------------------------------------------------------------------
Long-term obligations
  under capital leases          $ 1,367
--------------------------------------------------------------------------------

The cost and the related accumulated amortization of assets under capital leases aggregated $5.5 million and $1.1 million, respectively, at year end 1998 and $5.4 million and $1.3 million, respectively, at year end 1997.

The components of rent expense for 1996, 1997 and 1998 were as follows (in thousands):

                      1996          1997           1998
--------------------------------------------------------------------------------
Minimum rent         $10,726       $15,942        $19,219
--------------------------------------------------------------------------------
Percent rent         $   154       $   182        $   178
--------------------------------------------------------------------------------
Sublease income      $   164       $   202        $   159
--------------------------------------------------------------------------------
Rents paid to
  related parties    $ 1,011       $ 1,065        $ 1,161
--------------------------------------------------------------------------------

NOTE 7: STOCK OPTION PLANS
--------------------------------------------------------------------------------
Fixed Stock Option Plans

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: four to eight year expected life from date of grant; stock volatility of 70% in 1998, 60% in 1997 and 55% in 1996; risk-free interest rates of 4.97% to 5.27% in 1998, 5.60% to 6.41% in 1997 and 5.47% to 6.44% in 1996;
and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss and basic and diluted net loss per share would have been $1.1 million ($0.07 per share) in 1998, and pro forma net income and net income per share would have been $13.0 million ($0.78 and $0.74 per share, respectively) in 1997 and $9.0 million ($0.58 and $0.54 per share, respectively) in 1996. The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all future applicable stock options.

Associate Stock Purchase Plan

The Company has a stock buying plan covering all eligible associates. Participants in the plan may purchase West Marine stock through regular payroll deductions. The stock is purchased on the last business day of April and October at 85% of the fair market value. Shares issued under the plan were 75,639, 46,025 and 47,032 shares in 1998, 1997 and 1996 at weighted average prices of $9.85, $17.74 and $14.03, respectively. The weighted average fair value of the 1998, 1997 and 1996 awards was $13.12, $22.95 and $15.74, respectively. At the end of 1998, 160 shares were reserved for future issuances under the stock buying plan.

Option activity under the plans is as follows:

                                                                     NUMBER OF            WEIGHTED AVERAGE
                                                                      SHARES               EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------
Outstanding, year end 1995 (845,664 exercisable at
     a weighted average price of $5.72)                            2,268,470                 $ 7.89

Options converted under E&B Marine, Inc. acquisition                 139,384                  14.42
Granted (weighted average grant date fair value - $13.29)            653,158                  20.65
Exercised                                                           (313,275)                  8.10
Canceled                                                             (50,358)                 13.32
-------------------------------------------------------------------------------------------------------------------
Outstanding, year end 1996 (1,084,741 exercisable at
     a weighted average price of $7.37)                            2,697,379                  11.09

Granted (weighted average grant date fair value - $18.29)            543,929                  25.31
Exercised                                                           (245,838)                  7.33
Canceled                                                            (242,089)                 16.87
-------------------------------------------------------------------------------------------------------------------
Outstanding, year end 1997 (1,384,874 exercisable at
     a weighted average price of $9.89)                            2,753,381                  13.72

Granted (weighted average grant date fair value - $ 9.16)          1,452,906                  13.71
Exercised                                                           (122,821)                  7.49
Canceled                                                            (563,357)                 18.68
-------------------------------------------------------------------------------------------------------------------
Outstanding, year end 1998 (1,563,633 exercisable at a weighted
 average price of $10.90)                                          3,520,109                 $13.14
-------------------------------------------------------------------------------------------------------------------

Additional information regarding options outstanding at year end 1998 is as follows:

                    OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------------------------
                                        WEIGHTED AVG.
                                          REMAINING
      RANGE OF             NUMBER        CONTRACTUAL     WEIGHTED AVG.         NUMBER       WEIGHTED AVG.
   EXERCISE PRICES        OUTSTANDING     LIFE (YRS)     EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------
  $  0.00-    $ 7.81       1,271,450          7.22           $ 5.65             513,343         $ 2.48
  $  8.25-    $16.50       1,233,244          6.57           $12.00             816,532         $12.00
  $ 17.50-    $34.50       1,015,415          8.56           $23.90             233,758         $25.53
-------------------------------------------------------------------------------------------------------------------
  $  0.00-    $34.50       3,520,109          7.38           $13.14           1,563,633         $10.90
-------------------------------------------------------------------------------------------------------------------

At year end 1998, 453,476 and 10,510 shares were available for future grants under the 1993 Plan and the Director Plan, respectively. The Company does not intend to grant any additional options under the 1990 Plan.

NOTE 8: INCOME TAXES
--------------------------------------------------------------------------------

The provision for income taxes consisted of the following (in thousands):

                                                        1996      1997      1998
----------------------------------------------------------------------------------
Currently Payable:
        Federal                                        $4,545    $ 4,827    $  998
        State                                           1,264        783       200
----------------------------------------------------------------------------------
        Total                                           5,809      5,610     1,198
Deferred:
        Federal                                         1,823      3,944       633
        State                                             292        760      (335)
----------------------------------------------------------------------------------
        Total                                           2,115      4,704       298
----------------------------------------------------------------------------------
Total                                                  $7,924    $10,314    $1,496
----------------------------------------------------------------------------------

A reconciliation of the Company's statutory income tax rate with its effective income tax rate is as follows:

                                                       1996       1997      1998
----------------------------------------------------------------------------------
Statutory federal rate                                 35.0%      35.0%     35.0%
Non-deductible
  permanent items                                       1.2        1.8      18.1
State income taxes, net
  of federal tax benefit                                4.9        4.6       4.6
Settlement of prior
  year taxes                                                                 7.1

Other                                                  (0.4)      (0.9)     (7.1)
----------------------------------------------------------------------------------
Effective tax rate                                     40.7%      40.5%     57.7%
----------------------------------------------------------------------------------

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Temporary differences which give rise to deferred tax assets (liabilities) are as follows (in thousands):

                                    1997      1998
----------------------------------------------------------------------------------
Current:
Reserves                         $   896    $   449
Net operating loss carryforwards   3,894        923
Paid time off                        407        362
State tax benefit                    (42)      (272)
Change of tax accounting method       42         21
Deferred catalog costs            (1,697)    (1,194)
Capitalized inventory costs       (3,064)    (2,938)
Cash discounts                      (777)      (818)
Valuation allowance                 (504)
Other                                 57        204
--------------------------------------------------------------------------------
   Subtotal                         (788)    (3,263)
Noncurrent:
Deferred rent                        447        488
Net operating loss carryforwards              3,320
Valuation allowance                            (504)
Fixed assets                         753         14
Reserves                             195        195
Other                                (15)        44
--------------------------------------------------------------------------------
Total                             $  592      $ 294
--------------------------------------------------------------------------------

As part of the E&B Marine, Inc. acquisition the Company provided deferred taxes on various temporary differences, including additional reserves and write down of fixed assets.

At year end 1998, the Company had unused federal tax net operating loss carryforwards, attributable to E&B Marine, of approximately $6.2 million which expire in the years 2002 through 2010. The utilization of the tax loss carryforwards may be limited in subsequent years as a result of prior ownership changes as required under sections 381 and 382 of the Internal Revenue Code.

NOTE 9: EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------
The Company has a defined contribution savings plan covering all eligible full-time employees. The Company matches 33% of an employee's contribution up to 5% of the employee's annual compensation. The Company's contributions to the Plan for 1998, 1997 and 1996 were $366,000, $330,000 and $278,000, respectively.

In February 1998, the FASB issued Statement of Financial Account Standards No. 132 ("SFAS 132"), "Employer's Disclosures about Pensions and Other Post-retirement Benefits." SFAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable. The Company adopted this statement in 1998.

As a result of the acquisition of E&B Marine, Inc., the Company has a suspended defined benefit plan ("the Defined Benefit Plan"), under which the minimum benefit contribution is calculated by the plan actuaries. The Defined Benefit Plan provides an existing participant with the excess, if any, of amounts required under the Company's pension formula over the value of the retiree's account balance as of the date the Defined Benefit Plan was suspended (January 28, 1994). A discount rate of 5.25% and 5.75% and a rate of return on assets of 8% were used by the actuary in determining the Defined Benefit Plan status at year end 1998 and 1997, respectively. The Defined Benefit Plan invests primarily in publicly traded stocks and bonds.

The actuarial present value of the benefit obligations for 1997 and 1998 was (in thousands):

                                                       1997     1998
--------------------------------------------------------------------------------
Changes in Benefit Obligation
   Benefit obligation at beginning of year           $3,012   $3,409
   Interest cost                                        186      198
   Actuarial loss                                       297      326
   Benefits paid                                        (86)     (41)
--------------------------------------------------------------------------------
   Benefit obligation at end of year                 $3,409   $3,892
--------------------------------------------------------------------------------
Change in Plan Assets
   Fair value of plan assets at beginning of year    $2,145   $2,710
   Actual return on plan assets                         471      469
   Employer contribution                                180
   Benefits paid                                        (86)     (41)
--------------------------------------------------------------------------------
   Fair value of plan assets at end of year          $2,710   $3,138
--------------------------------------------------------------------------------
   Funded status                                     $ (699)  $ (754)
   Unrecognized net actuarial gain                     (132)     (61)
--------------------------------------------------------------------------------
   Accrued pension liability                         $ (831)  $ (815)
--------------------------------------------------------------------------------
Components of Net Periodic Pension Cost
   Interest cost                                     $  186   $  198
   Expected return on plan assets                      (179)    (214)
-------------------------------------------------------------------------------
   Net periodic benefit cost (income)                $    7     ($16)
--------------------------------------------------------------------------------

NOTE 10: SEGMENT INFORMATION
--------------------------------------------------------------------------------
The Company has three divisions (Stores, Catalog and Wholesale ("Port Supply")), which all sell after-market recreational boating supplies directly to customers. The customer base overlaps between Stores and Port Supply and between Catalog and Stores. All processes for all divisions within the supply chain are commingled; including purchases from merchandise vendors, distribution center activity and customer delivery.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public business enterprises to report certain information about operating segments in annual financial statements. The adoption of SFAS 131 in 1998 did not affect the Company's results of operations or financial position.

The Stores qualify as a reportable segment under SFAS 131 because it is the only division that is 10% or more of the combined revenue of all operating segments. Segment assets are not presented as all assets of the Company are commingled and are not available by segment. Contribution is defined as net sales less product costs and direct expenses. Financial information for the Company's business segments are as follows (in thousands):

                                                  1996            1997           1998
-------------------------------------------------------------------------------------------------
Net Sales:
 Stores                                         $250,301       $334,623       $369,781
 Other                                            72,999         80,585         79,051
-------------------------------------------------------------------------------------------------
Consolidated Net Sales                          $323,300       $415,208       $448,832
-------------------------------------------------------------------------------------------------
Contribution:
 Stores                                         $ 37,162       $ 49,557       $ 45,754
 Other                                            10,905         10,337          9,479
-------------------------------------------------------------------------------------------------
Consolidated Contribution                       $ 48,067       $ 59,894       $ 55,233
-------------------------------------------------------------------------------------------------

RECONCILIATION OF CONTRIBUTION TO NET INCOME

Consolidated Contribution                       $ 48,067       $ 59,894       $ 55,233
Less: Cost of goods sold not included
        in consolidated contribution             (12,866)       (18,014)       (28,431)
      General and administrative
        expenses                                 (11,050)       (12,764)       (14,853)
      Expenses related to integrating
      E&B Marine, Inc.                            (2,995)
      Expenses related to distribution
        center move                                                             (3,284)
      Interest expense                            (1,666)        (3,629)        (6,071)
      Provision for income taxes                  (7,924)       (10,314)        (1,496)
-------------------------------------------------------------------------------------------------
Net Income                                      $ 11,566       $ 15,173       $  1,098
-------------------------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA
(in thousands, except per share data)

                                               FIRST          SECOND           THIRD            FOURTH
                                              QUARTER        QUARTER          QUARTER          QUARTER
-----------------------------------------------------------------------------------------------------------
1998
Net sales                                   $ 84,173        $ 159,368        $ 121,449        $ 83,842
Gross Profit                                  21,846           47,030           31,792          12,208
Income (loss) from operations                 (4,318) (1)      16,825            6,354         (10,196)
Net income (loss)                             (3,567) (1)       9,133            2,929          (7,397)
Net income (loss) per common and
  common equivalent share:
   Basic                                    $  (0.21)       $    0.54        $    0.17        $  (0.44)
   Diluted                                  $  (0.21)       $    0.52        $    0.17        $  (0.44)
Stock trade price:
   High                                     $     30 1/8    $      28 5/16   $      18 7/8    $     12
   Low                                      $     21 1/16   $      16        $       7 3/8    $      6 7/16

1997
Net sales                                   $ 75,025        $ 141,499        $ 115,471        $ 83,213
Gross profit                                  19,735           47,046           33,224          22,808
Income (loss) from operations                 (1,027)          19,702            8,776           1,665
Net income (loss)                             (1,158)          11,158            4,872             301
Net income (loss) per common and
  common equivalent share:
   Basic                                    $  (0.07)       $    0.67        $    0.29        $   0.02
   Diluted                                  $  (0.07)       $    0.63        $    0.28        $   0.02
Stock trade price:
   High                                     $     36        $      34 3/4    $      26 3/4    $     25 3/4
   Low                                      $     26 3/4    $      22 3/4    $      17        $     18 5/8
-----------------------------------------------------------------------------------------------------------

(1) Income from operations and net income for the first quarter of 1998 is net of $3.3 million pre-tax charge for expenses related to the distribution center move in 1998.

West Marine, Inc. common stock trades on the NASDAQ National Market System under the symbol WMAR.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Information." see also Item I above.

ITEM 11 - EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders under the captions "Further Information Concerning the Board of Directors" and "Executive Compensation".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders under the captions "Election of Directors" and "Ownership of Management and Principal Stockholders."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Executive Compensation".

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

      1 & 2.  Independent Auditor's Report

              Consolidated Balance Sheets as of year end 1997 and 1998 Consolidated Statements of Income for years 1996, 1997 and 1998

              Consolidated Statements of Stockholders' Equity for years 1996, 1997, and 1998

              Consolidated Statements of Cash Flows for years 1996, 1997 and
              1998

              Notes to Consolidated Financial Statements

              Quarterly Financial Data

          3.  Exhibits:

      See attached Exhibit Index on pages 37-39 of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 1999                WEST MARINE, INC.

                                   By: /s/ John Edmondson
                                       ------------------
                                       John Edmondson
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 1999.

Signature
Capacity

/s/ Randolph K. Repass
-------------------------------
(Randolph K. Repass)
Chairman of the Board

/s/ John Edmondson
-------------------------------
(John Edmondson)
President and Chief Executive Officer

/s/ Richard E. Everett
-------------------------------
(Richard E. Everett)
President of Stores Division and Chief Operating Officer

/s/ John Zott
-------------------------------
(John Zott)
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ James P. Curley
-------------------------------
(James P. Curley)
Director

/s/ Geoff Eisenberg
-------------------------------
(Geoff Eisenberg)
Director

/s/ Jeanne Jackson
-------------------------------
(Jeanne Jackson)
Director

/s/ David McComas
-------------------------------
(David McComas)
Director

/s/ Walter Scott
-------------------------------
(Walter Scott)
Director

/s/ Henry Wendt
-------------------------------
(Henry Wendt)
Director

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

10.16.1 First Amendment to the Guaranty Agreement dated December 29, 1998 among West Marine, Inc. and other financial institutions thereto.

10.16.2 First Amendment to the Note Purchase Agreements and Second Amendment to the Guaranty Agreement, both dated February 15, 1999 among West Marine Finance Company, Inc., West Marine, Inc., and other financial institutions party thereto.

10.17 Credit Agreement dated as of November 24, 1997 among West Marine Finance Company, Inc., Bank of America National Trust and Savings Association, NationsBank of Texas, National Association and Fleet National Bank.

10.17.1 First Amendment to credit agreement dated April 10, 1998 among West Marine Finance Company, Inc., Bank of America National Trust and Savings Association, and other financial institutions party thereto.

10.17.2 Second Amendment to credit agreement dated September 30, 1998 among West Marine Finance Company, Inc., Bank of America National Trust and Savings Association, and other financial institutions party thereto.

10.17.3 Third Amendment to credit agreement dated February 23, 1999 among West Marine Finance Company, Inc., Bank of America National Trust and Savings Association, and other financial institutions party thereto.

21.1    List of Subsidiaries.

23.1    Consent of Deloitte & Touche LLP.

27.1    Financial Data Schedule for 1998.

________________________

* Indicates, as required by Item 14(a)(3), a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.