Form 10-Q
period 1999-04-03
WEST MARINE INC
filed 1999-05-17
CIK 912833

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                      For the quarter ended April 3, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_______________ to _______________

                         Commission file number 0-22515

                               WEST MARINE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                 77-035-5502
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
or Organization)                                         Identification No.)


500 Westridge Drive, Watsonville, CA                     95076-4100
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (831) 728-2700

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

Yes       X        No
      --------        --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes                No
      --------        --------


APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 10, 1999, the number of shares outstanding of the registrant's common stock was 17,079,417.

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                      April 3,               January 2,
                                                                                        1999                    1999
                                                                                -----------------       -----------------
                                                                                    (Unaudited)
ASSETS
Current assets:
   Cash                                                                          $          6,769        $          1,024
   Accounts receivable, net                                                                 7,079                   4,660
   Merchandise inventories                                                                179,604                 160,069
   Prepaid expenses and other current assets                                               14,549                  11,574
                                                                                -----------------       -----------------
      Total current assets                                                                208,001                 177,327

Property and equipment, net                                                                61,209                  60,219
Intangibles and other assets, net                                                          41,786                  41,999
                                                                                -----------------       -----------------
TOTAL ASSETS                                                                     $        310,996        $        279,545
                                                                                =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                 $         42,207        $         23,759
Accrued expenses                                                                            9,174                   4,548
Deferred current liabilities                                                                3,263                   3,263
Current portion of long-term debt                                                           1,657                   1,783
                                                                                -----------------       -----------------
   Total current liabilities                                                               56,301                  33,353

Long-term debt                                                                            105,395                  94,367
Deferred items and other non-current obligations                                            2,155                   2,055

Stockholders' equity:
   Preferred stock, $.001 par value: 1,000,000 shares
      authorized; no shares outstanding                                                         -                       -
   Common stock, $.001 par value: 50,000,000 shares
      authorized; issued and outstanding: 17,001,731 at
      April 3, 1999 and 16,984,528 at January 2, 1999                                          17                      17
   Additional paid-in capital                                                             105,752                 105,599
   Retained earnings                                                                       41,376                  44,154
                                                                                -----------------       -----------------
   Total stockholders' equity                                                             147,145                 149,770
                                                                                -----------------       -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $        310,996        $        279,545
                                                                                =================       =================


See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share and store data)

                                                                                            13 Weeks             13 Weeks
                                                                                              Ended                Ended
                                                                                            April 3,             April 4,
                                                                                              1999                 1998
                                                                                        --------------      ---------------


Net sales                                                                                  $    93,572         $     84,198
Cost of goods sold including buying
    and occupancy                                                                               71,444               62,327
                                                                                        --------------      ---------------

Gross profit                                                                                    22,128               21,871

Selling, general and administrative expense                                                     25,125               22,905
Expenses related to distribution center move                                                         -                3,284
                                                                                        --------------      ---------------

Income (loss) from operations                                                                   (2,997)              (4,318)
Interest expense                                                                                 1,711                1,728
                                                                                        --------------      ---------------

Income (loss) before taxes                                                                      (4,708)              (6,046)
Benefit from income taxes                                                                        1,930                2,479
                                                                                        --------------      ---------------

Net income (loss)                                                                          $    (2,778)        $     (3,567)
                                                                                        ==============      ===============

Net income (loss) per common and common
    equivalent share:
        Basic                                                                              $     (0.16)        $      (0.21)
        Diluted                                                                            $     (0.16)        $      (0.21)
                                                                                        ==============      ===============

Weighted average common and common
    equivalent shares outstanding
        Basic                                                                                   16,996               16,811
                                                                                        ==============      ===============
        Diluted                                                                                 16,996               16,811
                                                                                        ==============      ===============

Stores open at end of period                                                                       219                  194
                                                                                        ==============      ===============

See notes to consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

                                                                                 13 Weeks              13 Weeks
                                                                                   Ended                 Ended
                                                                                 April 3,              April 4,
                                                                                   1999                  1998
                                                                            ---------------       ---------------
OPERATING ACTIVITIES:
Net loss                                                                        $    (2,778)          $    (3,567)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                                                     3,518                 2,621
    Loss on sale of assets                                                                -                   (85)
    Provision for deferred income taxes                                                   -                     6
    Provision for doubtful accounts                                                     132                    77
    Accounts receivable, net                                                         (2,551)               (1,816)
    Merchandise inventories                                                         (19,535)              (15,477)
    Prepaid expenses and other current assets                                        (2,975)                 (381)
    Other assets                                                                       (115)                  (90)
    Accounts payable                                                                 18,448                12,424
    Accrued expenses                                                                  4,635                 2,671
    Deferred items                                                                      100                    68
                                                                            ---------------       ---------------
        Net cash used in operating activities                                        (1,121)               (3,549)
                                                                            ---------------       ---------------

INVESTING ACTIVITIES:
Purchases of property and equipment                                                  (4,180)               (6,902)
                                                                            ---------------       ---------------
    Net cash used in investing activities                                            (4,180)               (6,902)
                                                                            ---------------       ---------------

FINANCING ACTIVITIES:
Net proceeds from line of credit                                                     11,600                11,900
Net repayments of long-term debt                                                       (698)               (1,268)
Sale of common stock pursuant to associate stock purchase plan                           81                     -
Exercise of stock options                                                                63                   554
                                                                            ---------------       ---------------
    Net cash provided by financing activities                                        11,046                11,186
                                                                            ---------------       ---------------

NET INCREASE IN CASH                                                                  5,745                   735

CASH AT BEGINNING OF PERIOD                                                           1,024                 1,010
                                                                            ---------------       ---------------

CASH AT END OF PERIOD                                                           $     6,769           $     1,745
                                                                            ===============       ===============

See notes to consolidated financial statements.

                               WEST MARINE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Thirteen Weeks Ended April 3, 1999 and April 4, 1998 (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. ("West Marine" or the "Company") without audit, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position at April 3, 1999 (unaudited) and April 4, 1998 (unaudited); and the interim results of operations and cash flows for the 13 week periods then ended. The condensed consolidated balance sheet at January 2, 1999, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended, included in the Company's annual report on Form 10-K. The results of operations for the 13 week periods presented herein are not necessarily indicative of the results to be expected for the full year.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 2, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements, included in the Company's annual report on Form 10-K. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended January 2, 1999, included in the Company's annual report on Form 10-K.


NOTE 2 - Accounting Principles

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and is not to be applied retroactively to financial statements for prior periods. In the opinion of management, SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

General
-------

West Marine is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. The Company has three divisions (Stores, Wholesale ("Port Supply"), and Catalog), which all sell after-market recreational boating supplies directly to customers. As of April 3, 1999, the Company offered its products through 219 stores in 34 states under the names West Marine and E&B Marine and through catalogs which it distributes several times each year. The Company's business strategy is to offer an extensive selection of high quality marine supplies and apparel to the recreational after-market for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment emphasizing customer service and technical assistance. The Company is also engaged, through its Port Supply business line and its stores, in the wholesale distribution of products to commercial customers and other retailers.

Results of Operations
---------------------

Net sales increased by $9.4 million, or 11.1%, to $93.6 million for the first quarter of fiscal 1999, compared to $84.2 million for the same period a year ago, primarily due to increases in net sales in the Company's Stores and Port Supply divisions. Stores net sales were $73.7 million for the first quarter of fiscal 1999, an increase of $6.4 million, or 9.5%, over the $67.3 million recorded for the first quarter of fiscal 1998. Net sales in new stores were $4.0 million for the first quarter of fiscal 1999, and net sales from comparable stores increased by $2.4 million, or 3.6%, compared to the same period a year ago. Sales recorded by Port Supply increased by $2.4 million, or 27.1%, to $11.1 million for the first quarter of fiscal 1999, compared to the first quarter of fiscal 1998. Catalog sales increased by $0.5 million, or 6.3%, for the first quarter of fiscal 1999, compared to $8.7 million for the first quarter of fiscal 1998. Net sales were favorably impacted during the first quarter of fiscal 1999 by new store and Port Supply growth, as well as by marketing programs undertaken by West Marine to expand its customer base and improve brand name recognition.

Stores, Port Supply, and Catalog net sales represented 78.7%, 11.8%, and 9.3%, respectively, of the Company's net sales for the first quarter of fiscal 1999, compared to 79.9%, 10.3%, and 9.7%, respectively, of the Company's net sales for the first quarter of fiscal 1998. The Company also recorded net sales from its insurance program, which represented less than 1% of the Company's net sales for the first quarter of fiscal 1999 and 1998.

The Company's gross profit increased by $0.3 million, or 1.2%, in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Gross profit represented 23.6% of net sales in the first quarter of fiscal 1999, compared to 26.0% in the same period a year ago. The decrease in gross profit as a percentage of net sales was primarily due to promotions to sell discontinued product in the first quarter of fiscal 1999 compared to the same period a year ago and due to an increase in distribution costs. The increase in distribution costs was primarily due to its new Rock Hill, South Carolina distribution center operating at a higher capacity in the first quarter of 1999.

Selling, general, and administrative expenses increased by $2.2 million, or 9.7%, to $25.1 million for the first quarter of fiscal 1999 compared to the similar period a year ago, primarily due to increases in direct expenses related to the growth in Stores and increased marketing expenses. Selling, general, and administrative expenses declined to 26.8% of net sales in the first quarter of fiscal 1999, compared to 27.2% for the same period in fiscal 1998. This decrease was the result of cost-reduction measures implemented during 1998 as part of a Company-wide expense management program.

Results for the first quarter of 1998 included one-time expenses related to the relocation and consolidation of the Company's east coast distribution centers.

Interest expense on the Company's borrowings was $1.7 million for the first quarter of fiscal 1999, which was similar to the amount recorded for the first quarter of fiscal 1998.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $1.1 million for the first quarter of fiscal 1999, compared to $3.5 million for the first quarter of fiscal 1998, primarily due to growth in accounts payable, offset in part by an increase in merchandise inventories. The Company utilized cash to increase its level of merchandise inventories by $19.5 million during the first quarter of 1999, compared to $15.5 million during the same period a year ago. This increase was primarily due to an increased number of stores and roll-outs of new products and merchandise categories in 1999. Merchandise inventories typically increase during this period in anticipation of increased sales as the busiest time of the boating season approaches.

Net cash used in investing activities during the first quarter of fiscal 1999 was $4.2 million, compared to $6.9 million a year ago, primarily related to new store construction and remodels. Net cash provided by financing activities during the first quarter of 1999 was $11.0 million, down slightly from the previous year. This amount consisted primarily of $11.6 million of borrowings under the Company's line of credit, partially offset by approximately $698,000 of net repayments on long-term debt. In management's opinion, cash flows from operations in conjunction with its bank line of credit will be sufficient to fund the Company's operations in fiscal 1999.

Segment Information
-------------------

The Company's customer base overlaps between its Stores and Port Supply divisions, and between its Catalog and Stores divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity, and customer delivery.

The Stores qualify as a reportable segment under SFAS 131 as it is the only division that represents 10% or more of the combined revenue of all operating segments when viewed on an annual basis. Segment assets are not presented, as the Company's assets are commingled and are not available by segment. Contribution is defined as net sales, less product costs and direct expenses. Following is financial information related to the Company's business segments (in thousands):

                                                                           13 Weeks                 13 Weeks
                                                                            Ended                    Ended
                                                                        April 3, 1999            April 4, 1998
                                                                       ----------------         ----------------
Net sales:
    Stores                                                                     $73,674                  $67,290
    Other                                                                       19,898                   16,908
                                                                               -------                  -------
        Consolidated net sales                                                 $93,572                  $84,198
                                                                               -------                  -------

Contribution:
    Stores                                                                     $ 2,558                  $ 4,621
    Other                                                                        3,097                    2,379
                                                                               -------                  -------
        Consolidated contribution                                              $ 5,655                  $ 7,000
                                                                               -------                  -------

Reconciliation of consolidated contribution to net income (loss):
Consolidated contribution                                                      $ 5,655                  $ 7,000
  Less:
    Cost of goods sold not included in consolidated contribution                (4,532)                  (4,036)
    General and administrative expenses                                         (4,120)                  (3,998)
    Expenses related to distribution center move                                     -                   (3,284)
    Interest expense                                                            (1,711)                  (1,728)
    Benefit from income taxes                                                    1,930                    2,479
                                                                               -------                  -------
      Net income (loss)                                                        $(2,778)                 $(3,567)
                                                                               =======                  =======


Year 2000
---------

The Company has developed, and is currently implementing, a plan to ensure its computer systems and applications are compliant for the year 2000 ("Y2K"). Certain computer programs utilized by the Company were originally designed to recognize calendar years by their last two digits. Unless these programs are modified, they may read entries for the year 2000 as the year 1900, which may result in significant data processing delays, mistakes, or failures. The Company's plan addresses systems and vendor issues related to the change of the year from 1999 to 2000.

The Company's plan includes a detailed survey of the current systems and associated upgrades, and a definition of system modifications that will be required to achieve Y2K compliance. Systems programming and testing of the modifications were completed during the first quarter of 1999. Final integration testing will be performed during the second and third quarters of 1999, and implementation is expected in the third quarter of 1999. The Company expects that by the end of the third quarter of 1999, the majority of system changes will be complete and outstanding Y2K-related system and vendor issues will be resolved. In the opinion of management, planned modifications to existing systems and conversions to new systems will resolve Y2K issues on a timely basis and will not pose significant operational problems for the Company. However, there can be no guarantee that the Company's systems will be converted on a timely basis, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

In addition, as a normal part of investing in systems, the Company is currently upgrading certain systems to improve operational efficiencies, improve services to customers, and provide better information to management. The upgrades will ensure that these systems will be Y2K compliant. Systems that have been upgraded prior to this filing include the Point Of Sale (POS) system, the wholesale sales system, the warehouse management system, and the basic operating systems on AS400. Upgrades to the merchandising and finance systems are expected to be completed in September 1999.

Due to issues related to Y2K, certain planned systems enhancement projects have been deferred until late 1999 and 2000. Deferring these projects is not expected to have a material adverse effect on the Company's results of operations, financial condition, or liquidity.

The plan developed to address vendor issues covers product and systems issues and includes product certification, systems integration, testing, and communication strategies. The Company is in the process of reviewing the Y2K compliance of its vendors. At the end of the first quarter of 1999, the Company had received responses from approximately 80% of its vendors, of which 78% reported that they were Y2K compliant. Information about the status of the remaining merchandise vendors is expected to be available by the end of the second quarter of 1999. The Company will take measures to replace any of its vendors that are not Y2K compliant at the end of the third quarter of 1999. While management believes it is taking adequate measures to protect the Company from the Y2K problems of other companies, there can be no guarantee that the systems and products of other companies on which the Company relies will be Y2K compliant, or that the failure of such systems and products to be Y2K compliant will not have a material adverse effect on the Company's results of operations, financial condition, or liquidity.

As of April 3, 1999, the Company had incurred approximately $150,000 of expenses related to the Y2K issue. The total cost of the Company's Y2K compliance efforts is expected to be approximately $300,000. The Company has funded and will continue to fund these expenditures through operating cash flows.

While management is confident that all Y2K related deadlines will be met, the Company's contingency plans include the reallocation of information systems resources, if needed, to address areas of concern. In addition, the Company will work with vendors to consider the need for forward purchases of inventory in the event that Y2K deadlines are not met.

Seasonality
-----------

Historically, the Company's business has been highly seasonal. The Company's expansion through acquisition and new store openings have made the Company even more susceptible to seasonality, as an increasing percentage of stores sales occur in the second and third quarters of each year. In 1998, 62.6% of the Company's net sales and all of its net income occurred during the second and third quarters, principally during the period from April through July, which represents the peak boating months in most of the Company's markets. Management expects net sales to become more susceptible to seasonality and weather as the Company continues to expand its operations.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995:
-----

The statements in this filing that relate to future plans, events, expectations, objectives, or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. Set forth below are certain important factors that could cause the Company's actual results to differ materially from those expressed in any forward-looking statements.

The Company's Catalog division has faced market share erosion in areas where stores have been opened by either the Company or its competitors. Management expects this trend to continue. The consolidation of the Company's East Coast distribution facilities has resulted in costs and inefficiencies that adversely affected gross profit during 1998, and, to a lesser extent, the first quarter of 1999. These costs and inefficiencies may continue. The Company's growth has been fueled principally by the E&B Marine, Inc. acquisition and the Company's Stores operations. Its continued growth depends to a significant degree on its ability to continue to expand its operations through the opening of new stores and to operate those stores profitably, and on increasing net sales at its existing stores. The Company's planned expansion is subject to a number of factors, including the adequacy of the Company's capital resources and the Company's ability to locate suitable store sites and negotiate acceptable lease terms; to hire, train and integrate employees; and to successfully adapt its distribution and other operations systems. In addition, acquisitions involve a number of risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired business, potential adverse short-term effects on the Company's operating results, and amortization of acquired intangible assets.

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

Additional factors which may affect the Company's financial results include fluctuations in consumer spending on recreational boating supplies, environmental regulations, demand for and acceptance of the Company's products, and other risk factors disclosed from time to time in the Company's SEC filings.

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


Date:  May 17, 1999              WEST MARINE, INC.
       ------------


                                 By: /s/ John Edmondson
                                     __________________________
                                     John Edmondson
                                     President and Chief Executive Officer


                                 By: /s/ John Zott
                                     __________________________
                                     John Zott
                                     Senior Vice President, Chief Financial
                                     Officer