Form 10-Q
period 1999-07-03
WEST MARINE INC
filed 1999-08-17
CIK 912833

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
          OF 1934

                      For the quarter ended July 3, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                to
                                              --------------    ---------------

                        Commission file number 0-22515

                               WEST MARINE, INC.
            (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                          77-035-5502
-------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)    (I.R.S.
                                                                  Employer
                                                                  Identification
                                                                  No.)

500 Westridge Drive, Watsonville, CA                              95076-4100
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code:  (831) 728-2700

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

Yes   X           No
    -----           -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 13, 1999, the number of shares outstanding of the registrant's common stock was 17,102,511.

Item 1.   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)



                                                                                     July 3,               January 2,
                                                                                      1999                   1999
                                                                                   ----------            -------------
                                                                                   (Unaudited)
ASSETS

Current assets:
   Cash                                                                              $ 11,256                $  1,024
   Accounts receivable, net                                                             8,091                   4,660
   Merchandise inventories                                                            168,360                 160,069
   Prepaid expenses and other current assets                                           11,320                  11,574
                                                                                    ---------               ---------
      Total current assets                                                            199,027                 177,327

Property and equipment, net                                                            62,847                  60,219
Intangibles and other assets, net                                                      41,357                  41,999
                                                                                    ---------               ---------

TOTAL ASSETS                                                                         $303,231                $279,545
                                                                                    =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                     $ 50,593                $ 23,759
Accrued expenses                                                                       18,317                   4,548
Deferred current liabilities                                                            3,263                   3,263
Current portion of long-term debt                                                       1,364                   1,783
                                                                                    ---------               ---------
      Total current liabilities                                                        73,537                  33,353

Long-term debt                                                                         69,108                  94,367
Deferred items and other non-current obligations                                        2,253                   2,055

Stockholders' equity:
   Preferred stock, $.001 par value: 1,000,000 shares
      authorized; no shares outstanding                                                     -                       -
   Common stock, $.001 par value: 50,000,000 shares
      authorized; issued and outstanding: 17,100,649 at
      July 3, 1999 and 16,984,528 at January 2, 1999                                       17                      17
   Additional paid-in capital                                                         106,435                 105,599
   Retained earnings                                                                   51,881                  44,154
                                                                                    ---------               ---------
   Total stockholders' equity                                                         158,333                 149,770
                                                                                    ---------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $303,231                $279,545
                                                                                    =========               =========

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share and store data)



                                                      13 Weeks            13 Weeks            26 Weeks            26 Weeks
                                                        Ended               Ended               Ended               Ended
                                                       July 3,             July 4,             July 3,             July 4,
                                                        1999                1998                1999                1998
                                                    ----------          ----------          ----------          ----------

Net sales                                             $176,867            $159,462            $270,439            $243,660
Cost of goods sold including buying
    and occupancy                                      123,826             112,338             195,270             174,665
                                                    ----------          ----------          ----------          ----------


Gross profit                                            53,041              47,124              75,169              68,995

Selling, general and administrative expense             33,687              30,299              58,812              53,204
Expenses related to distribution center move                 -                   -                   -               3,284
                                                    ----------          ----------          ----------          ----------
Income from operations                                  19,354              16,825              16,357              12,507
Interest expense                                         1,549               1,345               3,260               3,073
                                                    ----------          ----------          ----------          ----------

Income before taxes                                     17,805              15,480              13,097               9,434
Provision for income taxes                               7,300               6,347               5,370               3,868
                                                    ----------          ----------          ----------          ----------

Net income                                            $ 10,505            $  9,133            $  7,727            $  5,566
                                                    ==========          ==========          ==========          ==========

Net income per common and common
    Equivalent share:
        Basic                                            $0.62               $0.54               $0.45               $0.33
                                                    ==========          ==========          ==========          ==========
        Diluted                                          $0.60               $0.52               $0.44               $0.31
                                                    ==========          ==========          ==========          ==========

Weighted average common and common
    Equivalent shares outstanding
        Basic                                           17,070              16,894              17,036              16,852
                                                    ==========          ==========          ==========          ==========
        Diluted                                         17,651              17,643              17,551              17,683
                                                    ==========          ==========          ==========          ==========

Stores open at end of period                                                                       225                 205
                                                                                            ==========          ==========


See notes to consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)


                                                                                  26 Weeks              26 Weeks
                                                                                    Ended                 Ended
                                                                                   July 3,               July 4,
                                                                                    1999                  1998
                                                                               ------------          ------------

OPERATING ACTIVITIES:

Net income                                                                         $  7,727              $  5,566
Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization                                                    7,107                 5,444
     Loss on sale of assets                                                               2                   (85)
     Provision for deferred income taxes                                                  -                     8
     Provision for doubtful accounts                                                    343                   217
     Compensation expense related to stock benefit plans                                125                     -
     Changes in assets and liabilities:
          Accounts receivable, net                                                   (3,774)               (3,047)
          Merchandise inventories                                                    (8,291)              (13,325)
          Prepaid expenses and other current assets                                     254                (1,602)
          Other assets                                                                   31                   (52)
          Accounts payable                                                           26,834                15,731
          Accrued expenses                                                           13,838                 8,725
          Deferred items                                                                198                   125
                                                                                   --------              --------
               Net cash provided by operating activities                             44,393                17,705
                                                                                   --------              --------

INVESTING ACTIVITIES:
Purchases of property and equipment                                                  (9,125)              (11,198)
                                                                                   --------              --------
    Net cash used in investing activities                                            (9,125)              (11,198)
                                                                                   --------              --------

FINANCING ACTIVITIES:
Net repayments on line of credit                                                    (24,500)               (4,500)
Net repayments of long-term debt                                                     (1,179)               (1,716)
Sale of common stock pursuant to associate stock purchase plan                          455                   428
Exercise of stock options                                                               188                   851
                                                                                   --------              --------
    Net cash used in financing activities                                           (25,036)               (4,937)
                                                                                   --------              --------

NET INCREASE IN CASH                                                                 10,232                 1,570

CASH AT BEGINNING OF PERIOD                                                           1,024                 1,010
                                                                                   --------              --------

CASH AT END OF PERIOD                                                              $ 11,256              $  2,580
                                                                                   ========              ========

See notes to consolidated financial statements.

                               WEST MARINE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Twenty-Six Weeks Ended July 3, 1999 and July 4, 1998 (Unaudited)

NOTE 1 -  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. ("West Marine" or the "Company") without audit, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position at July 3, 1999 (unaudited) and July 4, 1998 (unaudited); and the interim results of operations and cash flows for the 13-week and the 26-week periods then ended. The condensed consolidated balance sheet at January 2, 1999, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended, included in the Company's annual report on Form 10-K. The results of operations for the 13-week and the 26-week periods presented herein are not necessarily indicative of the results to be expected for the full year.

Accounting policies followed by the Company are described in Note 1 to its audited consolidated financial statements for the fiscal year ended January 2, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended January 2, 1999, included in the Company's annual report on Form 10-K.

NOTE 2 -  Accounting Principles

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments." SFAS 137 extends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not to be applied retroactively. In the opinion of management, SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

General
-------

West Marine is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. The Company has three divisions (Stores, Wholesale ("Port Supply"), and Catalog), which all sell after-market recreational boating supplies directly to customers. As of July 3, 1999, the Company offered its products through 225 stores in 38 states under the names West Marine and E&B Marine and through catalogs which it distributes several times each year. The Company's business strategy is to offer an extensive selection of high quality marine supplies and apparel to the recreational after-market for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment emphasizing customer service and technical assistance. The Company is also engaged, through its Port Supply business line and its stores, in the wholesale distribution of products to commercial customers and other retailers.

All references to the second quarter and first six months of fiscal 1999 refer to the 13-week and 26-week periods, respectively, ended July 3, 1999, and all references to the second quarter and first six months of fiscal 1998 refer to the 13-week and 26-week periods, respectively, ended July 4, 1998.

Results of Operations
---------------------

Net sales increased $17.4 million, or 10.9%, to $176.9 million for the second quarter of fiscal 1999, compared to $159.5 million for the second quarter of fiscal 1998, primarily due to increases in net sales in the Company's Stores and Port Supply divisions. Stores net sales were $146.5 million for the second quarter of fiscal 1999, an increase of $13.7 million, or 10.3%, over the $132.7 million recorded for the same period a year ago. Net sales in new stores were $8.2 million for the second quarter of fiscal 1999. Net sales from comparable stores increased 4.2% and contributed $5.5 million of the increase in net sales. Sales recorded by Port Supply increased by $2.4 million, or 21.1%, to $13.8 million for the second quarter of fiscal 1999, compared to $11.4 million for the second quarter of fiscal 1998. Catalog sales increased by $1.1 million, or 7.3%, to $16.3 million for the second quarter of fiscal 1999, compared to $15.2 million for the second quarter of fiscal 1998. Stores, Port Supply, and Catalog net sales represented 82.8%, 9.2%, and 7.8%, respectively, of the Company's net sales for the second quarter of fiscal 1999, compared to 83.2%, 9.6%, and 7.2%, respectively, of the Company's net sales for the second quarter of fiscal 1998. The Company also recorded net sales from its insurance program, which represented less than 1.0% of the Company's net sales for the second quarter of fiscal 1999 and 1998.

The Company recorded net sales of $270.4 million for the first six months of fiscal 1999, an increase of $26.7 million, or 11.0%, over net sales of $243.7 million recorded for the similar period a year ago. The increase in net sales was primarily due to increases in net sales in the Company's Stores and Port Supply divisions. Stores net sales were $220.0 million for the first six months of fiscal 1999, an increase of $20.1 million, or 10.0%, over the $200.1 million recorded for the same period in fiscal 1998. Net sales in new stores were $12.1 million for the first six months of fiscal 1999. Net sales from comparable stores increased 4.0% and contributed $7.9 million of the increase in net sales. Sales recorded by Port Supply increased by $4.8 million, or 23.9%, to $24.9 million for the first six months of fiscal 1999, compared to the same period a year ago. Catalog sales increased by $1.6 million, or 6.8%, to $25.0 million for the first six months of fiscal 1999, compared to $23.4 million for the same period a year ago. Stores, Port Supply, and Catalog net sales represented 81.4%, 9.3%, and 9.2%, respectively, of the Company's net sales for the first six months of fiscal 1999, compared to 82.1%, 9.6%, and 8.3%, respectively, of the Company's net sales for the first six months of fiscal 1998. Net sales from the Company's insurance program represented less than 1% of the Company's net sales for the first six months of fiscal 1999 and 1998. Net sales were favorably impacted during the first six months of fiscal 1999 by marketing programs undertaken by West Marine to expand its customer base and improve brand name recognition.

The Company's gross profit increased by $5.9 million, or 12.5%, to $53.0 million for the second quarter of fiscal 1999, compared to $47.1 million for the second quarter of 1998. Gross profit represented 30.0% of net sales in the second quarter of fiscal 1999, compared to 29.6% in the same period a year ago. The increase in gross profit as a percentage of net sales was primarily due to process improvements leading to increased efficiencies at the Company's new Rock Hill, South Carolina distribution center in the second quarter of 1999 compared to the same period a year ago.

The Company's gross profit was $75.2 million for the first six months of fiscal 1999, an increase of $6.2 million, or 9.0%, over gross profit of $69.0 million for the same period a year ago. Gross profit represented 27.8% of net sales in the first six months of fiscal 1999, compared to 28.3% in the same period a year ago. The decrease in gross profit as a percentage of net sales was primarily due to promotions to sell discontinued product during the first six months of 1999, compared to the same period a year ago.

Selling, general, and administrative expenses increased by $3.4 million, or 11.2%, to $33.7 million for the second quarter of fiscal 1999 compared to the similar period a year ago. Selling, general, and administrative expenses represented 19.0% of net sales for the second quarter of fiscal 1999, unchanged from the second quarter of fiscal 1998. For the first six months of fiscal 1999, selling, general, and administrative expenses increased by $5.6 million, or 10.5%, to $58.8 million, compared to $53.2 million for the same period a year ago, primarily due to increases in direct expenses related to the growth in Stores and increased marketing expenses. Selling, general, and administrative expenses decreased to 21.7% of net sales for the first six months of 1999, compared to 21.8% for the first six months of 1998.

Results for the first six months of 1998 included one-time expenses (not included in selling, general, and administrative expenses) related to the relocation and consolidation of the Company's East Coast distribution centers.

Interest expense was $1.5 million and $1.3 million, respectively, for the thirteen weeks ended July 3, 1999 and July 4, 1998. Interest expense for the first six months of fiscal 1999 was $3.3 million, compared to $3.1 million for the same period a year ago. The increases were primarily due to a higher weighted average interest rate on borrowings, partially offset by a lower average balance of outstanding borrowings, in the 13-week and 26-week periods ended July 3, 1999.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are income from operations and borrowings under its line of credit. The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the first six months of fiscal 1999 amounted to $44.4 million, consisting primarily of a $26.8 million increase in accounts payable, a $13.8 million increase in accrued expenses payable, net income of $7.7 million, and $7.1 million of depreciation and amortization. These amounts were partially offset by an $8.3 million increase in merchandise inventories and a $3.8 million increase in accounts receivable. The increase in accounts payable and inventory was primarily attributable to the seasonal build-up of inventory and the addition of 13 new stores in the first six months of fiscal 1999.

Net cash used in investing activities during the first six months of fiscal 1999 was $9.1 million, compared to $11.2 million a year ago, primarily related to new store construction and remodels. Net cash used in financing activities during the first six months of 1999 was $25.0 million, consisting primarily of $24.5 million of repayments on the Company's line of credit.

In the opinion of management, cash flows from operations in conjunction with the Company's bank line of credit will be sufficient to fund the Company's operations throughout 1999.

Segment Information
-------------------

The Company's customer base overlaps between its Stores and Port Supply divisions, and between its Stores and Catalog divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity, and customer delivery.

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

                                                                              26 Weeks             26 Weeks
                                                                                Ended                Ended
                                                                            July 3, 1999         July 4, 1998
                                                                           -------------        -------------
Net sales:
    Stores                                                                      $220,131             $200,016
    Other                                                                         50,308               43,644
                                                                           -------------        -------------
        Consolidated net sales                                                  $270,439             $243,660
                                                                           -------------        -------------

Contribution:
    Stores                                                                      $ 30,235             $ 31,205
    Other                                                                          8,235                5,753
                                                                           -------------        -------------
        Consolidated contribution                                               $ 38,470             $ 36,958
                                                                           -------------        -------------

Reconciliation of consolidated contribution to net income:
Consolidated contribution                                                       $ 38,470             $ 36,958
  Less:
    Cost of goods sold not included in consolidated contribution                 (13,326)             (13,404)
    General and administrative expenses                                           (8,787)              (7,763)
    Expenses related to distribution center move                                       -               (3,284)
    Interest expense                                                              (3,260)              (3,073)
    Income tax expense                                                            (5,370)              (3,868)
                                                                           -------------        -------------
      Net income                                                                $  7,727             $  5,566
                                                                           =============        =============


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

The Company's plan includes a detailed survey of the current systems and associated upgrades, and a definition of system modifications that will be required to achieve Y2K compliance. Systems programming and testing of the modifications were completed during the first six months of 1999. Final integration testing will be completed and implementation is expected in the third quarter of 1999. The Company expects that by the end of the third quarter of 1999, the majority of system changes will be complete and outstanding Y2K-related system and vendor issues will be resolved. In the opinion of management, planned modifications to existing systems and conversions to new systems will resolve Y2K issues on a timely basis and will not pose significant operational problems for the Company. However, there can be no guarantee that the Company's systems will be converted on a timely basis, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

In addition, as a normal part of investing in systems, the Company is currently upgrading certain systems to improve operational efficiencies, improve services to customers, and provide better information to management. The upgrades will ensure that these systems will be Y2K compliant. Systems that have been upgraded prior to this filing include the point of sale (POS) system, the wholesale sales system, the warehouse management system, and the basic operating systems on the AS400 system. Upgrades to the merchandising and finance systems are expected to be completed in September 1999.

Due to issues related to Y2K, certain planned systems enhancement projects have been deferred until late 1999 and 2000. Deferring these projects is not expected to have a material adverse effect on the Company's results of operations, financial condition, or liquidity.

The plan developed to address vendor issues covers product and systems issues and includes product certification, systems integration, testing, and communication strategies. The Company is in the process of reviewing the Y2K compliance of its vendors. At the end of the second quarter of 1999, the Company had received responses from approximately 94% of its vendors, of which 92% reported that they were Y2K compliant. Information about the status of the remaining merchandise vendors is expected to be available by the end of the third quarter of 1999. The Company will take measures to replace any of its vendors that are not Y2K compliant at the end of the third quarter of 1999. While management believes it is taking adequate measures to protect the Company from the Y2K problems of other companies, there can be no guarantee that the systems and products of other companies on which the Company relies will be Y2K compliant, or that the failure of such systems and products to be Y2K compliant will not have a material adverse effect on the Company's results of operations, financial condition, or liquidity.

As of July 3, 1999, the Company had incurred approximately $194,000 of expenses related to the Y2K issue. The total cost of the Company's Y2K compliance efforts is expected to be approximately $300,000. The Company has funded and will continue to fund these expenditures through operating cash flows.

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

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995:
----

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

West Marine's growth has been fueled principally by geographic expansion through acquisition, the opening of new stores, and, to a lesser extent, by comparable stores net sales increases. Although the Company believes that the Catalog and Port Supply divisions will continue to grow, future Company net sales and profit growth, if any, will be increasingly dependent on the opening and profitability of new stores. The Company's Catalog division has faced market share erosion in areas where the Company or its competitors have opened stores. Management expects this trend to continue.

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

Additional factors which may affect the Company's financial results include inventory management and shrink issues, fluctuations in consumer spending on recreational boating supplies, the impact of the Internet on the supply chain, environmental regulations, demand for and acceptance of the Company's products, and other risk factors disclosed from time to time in the Company's SEC filings.

                          PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

(a)       The annual meeting of stockholders was held on May 5, 1999.

(b)       The following directors were elected at the meeting:

          Randolph K. Repass
          John Edmondson
          Richard E. Everett
          James P. Curley
          Jeanne Jackson
          Geoffrey A. Eisenberg
          David McComas
          Walter Scott
          Henry Wendt

          The foregoing constitute all members of the Board of Directors of the Company.

(c) At the annual meeting, the stockholders voted to approve (i) a proposal to amend the Associates Stock Buying Plan to increase the number of shares authorized for issuance thereunder by 200,000, (ii) a proposal to amend the Amended and Restated Nonemployee Director Stock Option Plan to increase the number of shares authorized for issuance thereunder by 100,000 and (iii) a proposal to amend the 1993 Omnibus Equity Incentive Plan to increase the number of shares authorized for issuance thereunder by 1,500,000.

          Set forth below is a tabulation with respect to the matters voted on at the meeting:

                                                          Against or                     Broker Non-
                                                For        Withheld       Abstentions       Votes
                                                ---        --------       -----------       -----
Proposal to amend the Associates
 Stock Buying Plan.......................   10,900,631       825,129         19,071       3,086,696

Proposal to amend the Amended and
 Restated Nonemployee Director
 Stock Option Plan.......................   10,015,982     1,699,147         29,702       3,086,696

Proposal to amend the Associates Stock
 Buying Plan.............................    9,186,730     2,525,003         33,098       3,086,696

                                For Nominee       Withheld
                                -----------      ----------
Randolph K. Repass.........     14,423,551       407,976
John Edmondson.............     14,425,049       406,478
Richard E. Everett.........     14,413,252       418,275
James P. Curley............     14,420,863       410,664
Jeanne Jackson.............     14,429,549       401,978
Geoffrey A. Eisenberg......     14,423,244       408,283
David McComas..............     14,419,923       411,604
Walter Scott...............     14,410,998       420,529
Henry Wendt................     14,422,595       408,932



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


Date:  August 17, 1999           WEST MARINE, INC.
       ---------------


                                 By:  /s/ John Edmondson
                                      ------------------
                                      John Edmondson
                                      President and Chief Executive Officer


                                 By:  /s/ John Zott
                                      -------------
                                      John Zott
                                      Senior Vice President, Chief Financial
                                      Officer