Form 10-Q
period 1999-10-02
WEST MARINE INC
filed 1999-11-16
CIK 912833

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                     For the quarter ended October 2, 1999

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from                to
                                     ---------------    ---------------
                        Commission file number 0-22515

                               WEST MARINE, INC.
            (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                    77-035-5502
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

500 Westridge Drive, Watsonville, CA                        95076-4100
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code:  (831) 728-2700

                                      N/A
   Former Name, Former Address and Former Year, if Changed Since Last Report

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

Yes                No

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 10, 1999, the number of shares outstanding of the registrant's common stock was 17,165,061.

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                                   October 2,           January 2,
                                                                                      1999                 1999
                                                                               ---------------      ----------------
                                                                                  (Unaudited)
ASSETS

Current assets:
   Cash                                                                               $  4,538              $  1,024
   Accounts receivable, net                                                              6,203                 4,660
   Merchandise inventories                                                             160,005               160,069
   Prepaid expenses and other current assets                                            11,122                11,574
                                                                               ---------------      ----------------
      Total current assets                                                             181,868               177,327

Property and equipment, net                                                             65,455                60,219
Intangibles and other assets, net                                                       40,989                41,999
                                                                               ---------------      ----------------

TOTAL ASSETS                                                                          $288,312              $279,545
                                                                               ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $ 34,957              $ 23,759
   Accrued expenses                                                                     17,289                 4,548
   Deferred current liabilities                                                          3,263                 3,263
   Current portion of long-term debt                                                     1,003                 1,783
                                                                               ---------------      ----------------
      Total current liabilities                                                         56,512                33,353

Long-term debt                                                                          67,877                94,367
Deferred items and other non-current obligations                                         2,362                 2,055

Stockholders' equity:
   Preferred stock, $.001 par value: 1,000,000 shares
      authorized; no shares outstanding                                                      -                     -
   Common stock, $.001 par value: 50,000,000 shares
      authorized; issued and outstanding: 17,120,962 at
      October 2, 1999 and 16,984,528 at January 2, 1999                                     17                    17
   Additional paid-in capital                                                          106,578               105,599
   Retained earnings                                                                    54,966                44,154
                                                                               ---------------      ----------------
   Total stockholders' equity                                                          161,561               149,770
                                                                               ---------------      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $288,312              $279,545
                                                                               ===============      ================


See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share and store data)

                                                   13 Weeks          13 Weeks          39 Weeks          39 Weeks
                                                     Ended             Ended             Ended             Ended
                                                  October 2,        October 3,        October 2,        October 3,
                                                     1999              1998              1999              1998
                                                -------------     -------------     -------------     -------------
Net sales                                            $128,888          $121,673          $399,327          $365,334
Cost of goods sold including buying
    And occupancy                                      93,377            89,657           288,647           264,322
                                                -------------     -------------     -------------     -------------

Gross profit                                           35,511            32,016           110,680           101,012

Selling, general and administrative expense            29,164            25,662            87,976            78,867
Expenses related to distribution center move                -                 -                 -             3,284
                                                -------------     -------------     -------------     -------------

Income from operations                                  6,347             6,354            22,704            18,861
Interest expense                                        1,118             1,389             4,378             4,462
                                                -------------     -------------     -------------     -------------

Income before taxes                                     5,229             4,965            18,326            14,399
Provision for income taxes                              2,144             2,036             7,514             5,904
                                                -------------     -------------     -------------     -------------

Net income                                           $  3,085          $  2,929          $ 10,812          $  8,495
                                                =============     =============     =============     =============

Net income per common and common
    equivalent share:
        Basic                                           $0.18             $0.17             $0.63             $0.50
                                                =============     =============     =============     =============
        Diluted                                         $0.18             $0.17             $0.62             $0.48
                                                =============     =============     =============     =============

Weighted average common and common
    equivalent shares outstanding
        Basic                                          17,111            16,916            17,061            16,873
                                                =============     =============     =============     =============
        Diluted                                        17,598            17,290            17,568            17,560
                                                =============     =============     =============     =============

Stores open at end of period                                                                  227               212
                                                                                    =============     =============





See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                                39 Weeks            39 Weeks
                                                                                  Ended               Ended
                                                                               October 2,          October 3,
                                                                                  1999                1998
                                                                            --------------      --------------

OPERATING ACTIVITIES:
Net income                                                                        $ 10,812            $  8,495
Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization                                                  10,657               8,618
     Loss on sale of assets                                                            (17)                (85)
     Provision for deferred income taxes                                                 -                   8
     Provision for doubtful accounts                                                   456                 333
     Non-cash compensation expense                                                     138                   -
     Changes in assets and liabilities:
          Accounts receivable, net                                                  (1,999)             (1,508)
          Merchandise inventories                                                       64              (7,959)
          Prepaid expenses and other current assets                                    452              (1,206)
          Other assets                                                                  92                 (17)
          Accounts payable                                                          11,198               4,191
          Accrued expenses                                                          12,859               7,707
          Deferred items                                                               307                  80
                                                                            --------------      --------------
               Net cash provided by operating activities                            45,019              18,657
                                                                            --------------      --------------

INVESTING ACTIVITIES:
Purchases of property and equipment                                                (14,958)            (14,803)
                                                                            --------------      --------------
               Net cash used in investing activities                               (14,958)            (14,803)
                                                                            --------------      --------------

FINANCING ACTIVITIES:
Net repayments on line of credit                                                   (25,600)             (2,800)
Repayments on long-term debt                                                        (1,670)             (2,155)
Sale of common stock pursuant to associate stock purchase plan                         455                 428
Exercise of stock options                                                              268                 906
                                                                            --------------      --------------
               Net cash used in financing activities                               (26,547)             (3,621)
                                                                            --------------      --------------

NET INCREASE IN CASH                                                                 3,514                 233

CASH AT BEGINNING OF PERIOD                                                          1,024               1,010
                                                                            --------------      --------------

CASH AT END OF PERIOD                                                             $  4,538            $  1,243
                                                                            ==============      ==============



See notes to consolidated financial statements.

                               WEST MARINE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    Thirteen and Thirty-Nine Weeks Ended October 2, 1999 and October 3, 1998
                                  (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. ("West Marine" or the "Company") without audit, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position at October 2, 1999 (unaudited) and October 3, 1998 (unaudited); and the results of operations and cash flows for the 13-week and the 39-week periods then ended. The condensed consolidated balance sheet at January 2, 1999, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended, included in the Company's annual report on Form 10-K. The results of operations for the 13-week and the 39-week periods presented herein are not necessarily indicative of the results to be expected for the full year.

Accounting policies followed by the Company are described in Note 1 to its audited consolidated financial statements for the fiscal year ended January 2, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended January 2, 1999, included in the Company's annual report on Form 10-K.


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

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

General
-------

West Marine is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. The Company has three divisions (Stores, Wholesale ("Port Supply"), and Catalog), which all sell after-market recreational boating supplies directly to customers. Currently, the Company offers its products through 228 stores in 38 states under the names West Marine and E&B Marine and through catalogs which it distributes several times each year. The Company's business strategy is to offer an extensive selection of high quality marine supplies and apparel to the recreational after-market for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment emphasizing customer service and technical assistance. The Company is also engaged, through its Port Supply business line and its stores, in the wholesale distribution of products to commercial customers and other retailers.

All references to the third quarter and first nine months of fiscal 1999 refer to the 13-week and 39-week periods, respectively, ended October 2, 1999, and all references to the third quarter and first nine months of fiscal 1998 refer to the 13-week and 39-week periods, respectively, ended October 3, 1998.

Results of Operations
---------------------

Net sales increased $7.2 million, or 5.9%, to $128.9 million for the third quarter of fiscal 1999, compared to $121.7 million for the third quarter of fiscal 1998, primarily due to increases in net sales in the Company's Stores and Port Supply divisions. Stores net sales were $106.1 million for the third quarter of fiscal 1999, an increase of $4.4 million, or 4.3%, over the $101.7 million recorded for the same period a year ago. Net sales in new stores were $4.8 million for the third quarter of fiscal 1999. Net sales from comparable stores decreased 0.5% or $0.4 million. Sales recorded by Port Supply increased by $2.2 million, or 22.7%, to $11.8 million for the third quarter of fiscal 1999, compared to $9.6 million for the third quarter of fiscal 1998. Catalog sales increased by $0.6 million, or 6.2%, to $10.8 million for the third quarter of fiscal 1999, compared to $10.1 million for the third quarter of fiscal 1998. Stores, Port Supply, and Catalog net sales represented 82.3%, 9.1%, and 8.4%, respectively, of the Company's net sales for the third quarter of fiscal 1999, compared to 83.6%, 7.9%, and 8.3%, respectively, of the Company's net sales for the third quarter of fiscal 1998. The Company also recorded net sales from its insurance program, which represented less than 1.0% of the Company's net sales for the third quarter of fiscal 1999 and 1998.

The Company recorded net sales of $399.3 million for the first nine months of fiscal 1999, an increase of $34.0 million, or 9.3%, over net sales of $365.3 million recorded for the similar period a year ago. The increase in net sales was primarily due to increases in net sales in the Company's Stores and Port Supply divisions. Stores net sales were $326.2 million for the first nine months of fiscal 1999, an increase of $24.5 million, or 8.1%, over the $301.7 million recorded for the same period in fiscal 1998. Net sales in new stores were $17.1 million for the first nine months of fiscal 1999. Net sales from comparable stores increased 2.6% and contributed $7.5 million of the increase in net sales. Net sales recorded by Port Supply increased by $6.9 million, or 23.4%, to $36.7 million for the first nine months of fiscal 1999, compared to the same period a year ago. Catalog net sales increased by $2.2 million, or 6.7%, to $35.8 million for the first nine months of fiscal 1999, compared to $33.6 million for the same period a year ago. Stores, Port Supply, and Catalog net sales represented 81.7%, 9.2%, and 9.0%, respectively, of the Company's net sales for the first nine months of fiscal 1999, compared to 82.6%, 8.1%, and 9.2%, respectively, of the Company's net sales for the first nine months of fiscal 1998. Net sales from the Company's insurance program represented less than 1% of the Company's net sales for the first nine months of fiscal 1999 and 1998. Net sales were favorably impacted during the first nine months of fiscal 1999 by marketing programs undertaken by West Marine to expand its customer base and improve brand name recognition.

The Company's gross profit increased by $3.5 million, or 10.9%, to $35.5 million for the third quarter of fiscal 1999, compared to $32.0 million for the third quarter of 1998. Gross profit represented 27.6% of net sales in the third quarter of fiscal 1999, compared to 26.3% in the same period a year ago. The increase in gross profit as a percentage of net sales was primarily due to
continued   process improvements leading to increased efficiencies at the
Company's new Rock Hill, South Carolina distribution center in the third quarter of 1999 compared to the same period a year ago.

The Company's gross profit was $110.7 million for the first nine months of fiscal 1999, an increase of $9.7 million, or 9.6%, over gross profit of $101.0 million for the same period a year ago. Gross profit represented 27.7% of net sales in the first nine months of fiscal 1999, compared to 27.6% in the same period a year ago.

Selling, general, and administrative expenses increased by $3.5 million, or 13.6%, to $29.2 million for the third quarter of fiscal 1999 compared to the similar period a year ago. Selling, general, and administrative expenses represented 22.6% of net sales for the third quarter of fiscal 1999 compared to 21.1% for the third quarter of fiscal 1998. The increase was primarily due to increased recruiting and relocation costs to strengthen the Company's management team, as well as increased marketing costs related to the company's summer promotions. For the first nine months of fiscal 1999, selling, general, and administrative expenses increased by $9.1 million, or 11.5%, to $88.0 million, compared to $78.9 million for the same period a year ago, primarily due to increases in direct expenses related to the growth in Stores, increased recruiting and relocation to strengthen the Company's management team and increased marketing expenses. Selling, general, and administrative expenses increased to 22.0% of net sales for the first nine months of 1999, compared to 21.6% for the first nine months of 1998.

Results for the first nine months of 1998 included one-time expenses (not included in selling, general, and administrative expenses) related to the relocation and consolidation of the Company's East Coast distribution centers.

Interest expense was $1.1 million and $1.4 million, respectively, for the quarter ended October 2, 1999 and October 3, 1998. Interest expense for the first nine months of fiscal 1999 was $4.4 million, compared to $4.5 million for the same period a year ago. The decreases were primarily due to a lower average balance of outstanding borrowings, in the 13-week and 39-week periods ended October 2, 1999, partially offset by a higher weighted average interest rate on borrowings.

Liquidity and Capital Resources
-------------------------------

At the end of the third quarter of 1999, the Company had outstanding a $40.0 million senior guarantee note which matures on December 23, 2004, with the first principal payment due on December 23, 2000. This note is unsecured and contains certain amended restrictive covenants including required fixed charge coverage and debt to capitalization ratios and minimum net worth. Note currently bears interest at the rate of 7.6%.

At the end of the third quarter of 1999, the Company had available a $50.0 million revolving line of credit with two banks which expires October 4, 2000. Depending on the Company's election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor of up to 2.0%. At the end of the third quarter of 1999, borrowings from the credit line were $27.4 million bearing interest at rates ranging from 6.875% to 8.25%. The Company is in the process of amending its line of credit. The amendment to the line of credit is expected to be finalized by the end of the fiscal year.

In addition, the Company had available a $2.0 million revolving line of credit with a bank, which expires on October 4, 2000. The line bears interest at the bank's reference rate (8.25% at the end of third quarter of 1999) and has a ten day paydown requirement. At the end of the third quarter of 1999, no amounts were outstanding under this line of credit.

The Company's primary sources of funds are income from operations and borrowings under its line of credit. Net cash provided by operating activities for the first nine months of fiscal 1999 amounted to $45.0 million, consisting primarily of a $12.9 million increase in accrued expenses, a $11.2 million increase in accounts payable, net income of $10.8 million, and $10.7 million of depreciation and amortization. These amounts were partially offset by a $2.0 million increase in accounts receivable.

Net cash used in investing activities during the first nine months of fiscal 1999 was $15.0 million, compared to $14.8 million a year ago, primarily related to new store construction and remodels. Net cash used in financing activities during the first nine months of 1999 was $26.5 million, consisting primarily of $25.6 million of repayments on the Company's line of credit.

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

                                                                              39 Weeks           39 Weeks
                                                                               Ended               Ended
                                                                            Oct 2, 1999         Oct 3, 1998
                                                                         ---------------     --------------
Net sales:
    Stores                                                                      $326,243           $301,710
    Other                                                                         73,084             63,624
                                                                         ---------------     --------------
        Consolidated net sales                                                  $399,327           $365,334
                                                                         ---------------     --------------
Contribution:
    Stores                                                                      $ 45,663           $ 46,294
    Other                                                                         11,716              8,346
                                                                         ---------------     --------------
        Consolidated contribution                                               $ 57,379           $ 54,640
                                                                         ---------------     --------------
Reconciliation of consolidated contribution to net income:
Consolidated contribution                                                       $ 57,379           $ 54,640
  Less:
    Cost of goods sold not included in consolidated contribution                 (21,094)           (21,383)
    General and administrative expenses                                          (13,581)           (11,112)
    Expenses related to distribution center move                                       -             (3,284)
    Interest expense                                                              (4,378)            (4,462)
    Income tax expense                                                            (7,514)            (5,904)
                                                                         ---------------     --------------
      Net income                                                                $ 10,812           $  8,495
                                                                         ===============     ==============

Year 2000
---------

The Company has developed and implemented a plan to ensure its computer systems and applications are compliant for the year 2000 ("Y2K"). The Company's plan included a detailed survey of the current systems and associated upgrades, and a definition of system modifications that were required to achieve Y2K compliance. Systems programming and testing of the modifications were completed during the first six months of 1999, and final integration testing and conversions to new systems were completed and implemented third quarter of 1999. There are still some minor systems modifications, but management believes that the majority of system changes have been completed and all significant Y2K-related system and vendor issues have been resolved. In the opinion of management, conversions to new systems that took place during the third quarter will prevent Y2K issues from posing significant operational problems for the Company. However, there can be no guarantee that the Company's systems will not fail, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

In addition, as a normal part of investing in systems, during 1999 the Company upgraded certain systems to improve operational efficiencies, improve services to customers, and provide better information to management. The upgrades will ensure that these systems will be Y2K compliant. Systems that have been upgraded prior to this filing include the point of sale (POS) system, the wholesale sales system, the warehouse management, merchandising, and finance systems, and the basic operating systems on the AS400 system.

Due to Company efforts related to Y2K, certain planned systems enhancement and improvement projects, unrelated to Y2K, have been deferred until late 1999 and 2000. Deferring these projects is not expected to have a material adverse effect on the Company's results of operations, financial condition, or liquidity.

The plan developed to address vendor issues covers product and systems issues and includes product certification, systems integration, testing, and communication strategies. During 1999, the Company reviewed the Y2K compliance of substantially all major vendors, of which over 90% reported that they were Y2K compliant . The Company is currently taking measures to replace those vendors that were not Y2K compliant at the end of the third quarter of 1999. While management believes it is taking adequate measures to protect the Company from the Y2K problems of other companies, there can be no guarantee that the systems and products of other companies on which the Company relies will be Y2K compliant, or that the failure of such systems and products to be Y2K compliant will not have a material adverse effect on the Company's results of operations, financial condition, or liquidity.

As of October 2, 1999, the Company had incurred approximately $276,000 of expenses related to the Y2K issue. The total cost of the Company's Y2K compliance efforts is expected to be approximately $300,000. The Company has funded and will continue to fund these expenditures through operating cash flows.

While management believes that all Y2K related deadlines will be met, the Company's contingency plans include the reallocation of information systems resources, if needed, to address areas of concern. In addition, the Company will work with vendors to consider the need for forward purchases of inventory in the event that Y2K deadlines are not met.

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

The markets for recreational watersports and boating supplies are highly competitive. Competitive pressures resulting from competitors' pricing policies have adversely affected the Company's gross profit and such pressures are expected to continue. In addition, the Company's operations could be adversely affected if unseasonably cold weather, prolonged winter conditions or extraordinary amounts of rainfall were to occur during the peak boating season in the second and third quarters. In most of the Company's product categories, prices have remained stable or have declined over the last three years, a trend which management expects is likely to continue. As a result, net sales increases during such periods have generally not been attributable to increases in prices.

Additional factors which may affect the Company's financial results include inventory management and shrink issues, fluctuations in consumer spending on recreational boating supplies, the impact of the Internet on the supply chain, environmental regulations, demand for and acceptance of the Company's products, costs and inefficiencies associated with the Company's Rock Hill distribution center and other risk factors disclosed from time to time in the Company's SEC filings.

                          PART II. OTHER INFORMATION



Item 5. The Company issued a press release on October 13, 1999 announcing Martin Louie, as Vice President of Finance and Interim CFO.

Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits

              10.1  Employment Agreement between Registrant and Richard Everett

              27    Financial Data Schedule


         (b)  Exhibits and Reports on Form 8-K

              No reports on Form 8-K have been filed for the period being reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 15, 1999               WEST MARINE, INC.
       -----------------


                                       By:  /s/ John Edmondson
                                          --------------------
                                          John Edmondson
                                          President and Chief Executive Officer


                                       By:  /s/ Marty Louie
                                          --------------------
                                          Marty Louie
                                          Vice President, Controller