Form 10-K
period 2000-01-01
WEST MARINE INC
filed 2000-03-30
CIK 912833

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                               For the year ended
                                January 1, 2000

                            Commission file number
                                    0-22515

                               WEST MARINE, INC.
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                      77-0355502
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                       Identification No.)

                              500 Westridge Drive
                          Watsonville, CA  95076-4100
             (Address of Principal Executive Offices)  (Zip Code)
                       Telephone Number:  (831) 728-2700

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
     Title of each class                             on which registered
     -------------------                             -------------------
            None                                             None

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                                 ------------
                               (Title of Class)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X].     No  [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  [X].     No  [ ].

At February 29, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $80,990,932.

At February 29, 2000, the number of shares outstanding of registrant's Common Stock was 17,196,851.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEM 1 - BUSINESS

General

West Marine, Inc. ("West Marine" or the "Company") is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. The Company has three divisions (Stores, Wholesale ("Port Supply"), and Catalog), which all sell after-market recreational boating supplies directly to customers. At year-end 1999, the Company offered its products through 227 stores in 38 states under the names West Marine and E&B Marine and through catalogs which it distributes several times each year. The Company's business strategy is to offer an extensive selection of high quality marine supplies and apparel to the recreational aftermarket for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment emphasizing customer service and technical assistance. The Company is also engaged, through its Port Supply business line and its stores, in the wholesale distribution of products to commercial customers and other retailers.

West Marine was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. Unless the context otherwise requires, "West Marine" and "the Company" refer to West Marine, Inc. and its subsidiaries. The Company's principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100 and its telephone number is (831) 728-2700.

Recent developments

The Company expanded its operations during 1999, opening 17 new stores and entering into new geographic markets in Alaska, Delaware, Nevada, Tennessee, and Utah. The Company opened a new prototype store in Point Richmond, California, which presents both merchandise and information visually for the consumer while enabling the stores' staff to efficiently serve a large volume of customers. Merchandise is arranged to enable customers to select everything needed to complete a project. The Company plans to incorporate many of the features of this prototype store in the 24 stores planned for remodeling in 2000.

The Company has transformed the marine supply industry to become the largest specialty retailer of recreational and commercial boating supplies and apparel. The Company continues to strengthen its offerings to powerboaters by more fully addressing on-water activities. Early in 2000 the Company plans to aggressively expand their water sports selection throughout the chain, and introduce a leading brand of outboard motors.

During 1999, West Marine formed a dedicated Internet team which rolled out a new international website in July. Since going "live" with this site, domestic and international sales through year-end have dramatically increased over the same period a year ago. In 2000, it is expected that all stores will have internet access to the website which offers more than 40,000 merchandise products focused on all boating segments. In addition, the Company believes the site drives business to both the retail stores through the store locator and through the catalog. The site is dynamically updated on a daily basis with any product, pricing and inventory changes.

Expansion strategy

Since opening its first store in 1975, the Company has grown through internal expansion and acquisitions, and operated 227 stores in 38 states at year-end 1999. As shown in the table below, the Company has achieved increasing geographic diversification within the United States in recent years. The following table sets forth, by geographic region, the number of stores open at the end of each of the following years:

                                                 1999       1998       1997       1996      1995

West                                               43         39         35         27        24
Great Lakes                                        33         29         24         18         6
Gulf Coast                                         22         20         11          7         4
Northeast                                          50         45         44         44        16
Mid-Atlantic                                       33         33         24         11         4
Southeast                                          46         46         46         44        18
                                                 ----       ----       ----       ----      ----
Total                                             227        212        184        151        72
                                                 ====       ====       ====       ====      ====

The Company intends to pursue a growth strategy through geographic diversification and by pursuing acquisition opportunities that complement or expand its existing business. The Company's planned expansion is subject to a number of factors, including the adequacy of the Company's capital resources, as well as the Company's ability to locate suitable store sites and negotiate acceptable lease terms, its ability to hire, train and integrate associates, and to adapt its distribution and other operational systems. Acquisitions involve a number of risks, including potential adverse short-term effects on the Company's operating results, costs associated with the amortization of acquired intangible assets, and the risk that the attention of management will be diverted to the assimilation of the operations and personnel of the acquired business.

While the expansion plans of the Company are focused primarily on store operations, growth is also expected in the Port Supply and Catalog business lines. Port Supply has increased its customer base to include governmental and industrial businesses. Port Supply also added new delivery routes on the East Coast and in Northern California and hired additional sales personnel and telemarketing associates to boost sales. Catalog continues to focus marketing efforts in geographic areas not served by the Company's stores, including Canada and certain other international locations.


Merchandising

Merchandise sold by the Company can be divided into four general merchandise categories:

Marine Supplies and Sail Hardware. These products range from maintenance products to galley supplies and include brand name offerings, as well as "West Marine" private label merchandise. The Company will focus on basic marine hardware where it dominates in projects and applications. These are the largest combined categories in volume and gross profit dollars.

Electronics and Marine Technology. The Company carries a broad selection of the most current electronics equipment. The selection includes global positioning navigational systems, as well as other electronic equipment such as ship-to-shore radios, marine stereos, autopilots, fish finders and radars. The Company also offers private label VHF radios and other electronic equipment. The Company will also focus on expanding the Software and Navigation areas, which show high growth potential.

Soft goods. West Marine features a broad selection of high quality boating apparel and footwear including well-known brands. The Company also offers a selection of foul weather gear, shirts, shorts, jackets, hats, boots, and other apparel bearing the Company's private label.

Water Sports and Power Boating. West Marine continues to expand its selection of water sports, fishing, and power boating categories. It is believed that this segment of the market represents a growth opportunity for the Company. The Company plans to substantially increase the number of products in the water sports market it offers in 2000, and is currently providing such merchandise to 160 stores to expand the water sports category.

The Company strives to maintain consistent in-stock availability of merchandise. An individual store's merchandise mix is tailored to respond to local market conditions and buying preferences. Any items stocked by the Company but not available in a particular store can be shipped to the customer from the distribution centers. In addition, the Company's special orders department can acquire products that the Company does not normally stock. The Company has implemented extensive planning systems to provide forecasts to each of its key vendors.

The Company's policy is to offer its products at prices that are competitive with the prices charged by other national and regional marine supply specialty retailers and prices that are generally lower than prices charged by local independent operators. Replaceable price signage is clearly posted on shelving instead of directly on each item, enabling rapid price changes on items in the stores. The Company's commitment to offering competitive prices is supported by its price matching program where the Company will, for a period of 30 days, either match a competitor's price or refund the difference between the Company's price and the competitor's price. The Company's merchandising group makes most pricing decisions centrally. Store managers, however, are responsible for monitoring local competition and adjusting prices to remain competitive. The Company believes that its competitive pricing policy, together with its price matching program, are important factors in establishing and maintaining a favorable reputation among customers.

Sourcing and purchasing

The Company purchased merchandise from more than 950 vendors during 1999 and achieved significant efficiencies through quantity purchases and direct orders. West Marine offers many of the brands best known to its target customers. In 1999, no vendor accounted for more than 8% of the Company's merchandise purchases and the Company's 20 largest vendors accounted for approximately 40% of the Company's merchandise purchases. The Company deals with its suppliers on an order-by-order basis and has minimal long-term purchase contracts or other contractual assurances of continued supply or pricing.

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

The Company's Executive Vice President of Merchandising oversees the purchasing of the Company's merchandise. This person supervises a Senior Vice President of Replenishment, Senior Vice President of Marketing, Vice President of Technical Product information and development, and a Vice President Merchandise Manager who supervise a group of buyers. Each buyer is responsible for specified product categories. The Company's buyers are also responsible for specifying private label merchandise and for contracting the manufacture of these goods and assuring their quality and delivery. The Company's Senior Vice President of Merchandise Planning and Allocation oversees a staff responsible for managing inventory levels in the distribution facilities and the stores, and for minimizing in-store out-of-stocks. Inventory managers are assisted by a sophisticated management information system that provides them with current inventory, price and volume information by SKU and recommended purchase quantities, allowing them to react quickly to market changes.

Customer service

The Company is committed to achieving "better than expected" customer satisfaction to encourage repeat business. To develop responsive, well-trained sales associates, the Company has devoted significant resources to developing and implementing extensive employee training programs aimed at increasing product knowledge and responsiveness to customer needs. In addition, the Company provides a price-matching program, special order capabilities and a "no hassle" satisfaction guarantee that permits customers who are not completely satisfied to return any items for an exchange, credit or refund. To educate customers on the latest developments in boating and product offerings, the Company conducts classes and seminars. Store managers, most of whom are drawn from the Company's sales associates, complete an intensive training program. The Company's master catalog also provides technical information relating to various marine subjects. The Company places great emphasis on new hire training, associate training, on-the-job training, additional self-paced training and field tests to help ensure that sales associates are thoroughly familiar with the technical elements of the Company's product offerings. To provide customers easy access to factory authorized repair service, the Company maintains an in-house service center at its facility in Hollister, California. Based on information received from its customers, the Company believes it has established a reputation for excellent customer service.

Site selection and store design

This year, in conjuction with a leading retail architecture and design group, the Company developed a new concept store in Point Richmond, California that further advances the art and science of marine retailing. This new store presents both merchandise and information in a visually exciting way that's designed to make the shopping experience fun while enabling a minimal store staff to efficiently serve a large volume of customers. Key areas of the store feature signage, displays and detailed step-by-step instructions to lead customers through a logical selection process with or without a sales associate's assistance. The Company plans to incorporate many of the features of this prototype store in the 24 stores slated for remodeling in 2000.

In selecting which markets to enter, the Company evaluates a number of criteria, including proximity to existing operations and the performance of catalog sales in that market, as well as the size and strength of potential competitors. In choosing specific sites within a market, the Company applies standardized site selection criteria which takes into account numerous factors including the number of boat slips and boats within a certain radius, local demographics and overall retail activity.

The Company's stores are conveniently located either near boat marinas or at central locations accessible to boaters. Most stores have large, readily identifiable signage, easy access from major roads and adequate customer parking. The stores currently range in size from approximately 3,000 to 15,000 square feet. Stores are generally open seven days a week, including most holidays.

The format of West Marine stores depends on the size of the store and the buying patterns of the local markets. Merchandise is displayed in functional product groupings clearly identified by signs hanging in each aisle. The layout of the store is designed to expose each customer to a large proportion of the store's product offerings and to stimulate customer purchases. For example, frequently purchased items such as rope, varnish and other maintenance supplies are generally displayed at the rear of the store, whereas items that are higher margin and have a strong impulse purchasing orientation are displayed in the front of the store. Eye-catching end-cap displays feature new product offerings or promotional items or focus on a particular product category, such as safety equipment. The Company's brightly lit, well-organized stores are designed to provide a convenient shopping environment.

Store operations

The Company's stores are organized into geographic regions with a regional manager responsible for each region. Regional managers report to the President of the Stores Division. Each region is organized into districts, each with a district manager responsible for the store operations within his or her district. The Company's district managers frequently visit the stores within their respective geographic areas to monitor financial performance and ensure adherence to the Company's operating standards. The typical staff for a West Marine store consists of one store manager, an assistant store manager and between four and twenty additional hourly sales associates, many of whom work part-time. Store managers make all hiring decisions, monitor and respond to local competitive forces.

Store and district managers participate in an incentive plan that ties compensation awards to the achievement of specified store profits, group performance goals and overall Company profits. The Company advocates broad-based participation in its stock option plans and all associates and managers are eligible to receive option grants.

Other business lines

The Company believes that its Catalog business line has served as an effective marketing and advertising tool for the Company's store operations. The Company mails several versions of a master merchandise catalog throughout the world. These versions are based on boat size and type and range from 604 to 892 pages. In addition, smaller seasonal full-color catalogs and flyers are mailed monthly. The catalogs also provide technical information regarding product offerings.
The Company also rents mailing lists from boating magazines and other industry sources to better target its customers with its Catalog versions.

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

Port Supply was created to address a broader customer base and to take advantage of the Company's purchasing and distribution efficiencies. The Company distributed marine supplies to approximately 20,000 wholesale customers in 1999, including customers involved in boat sales, boat building, boat repair, yacht chartering and marine supply retailers who resell the items. In addition, Port Supply sells to industrial and government customers who use marine related products.

The Company has addressed the growing significance of e-commerce in the marketplace, and has redesigned its website to target all segments of boating enthusiasts. The site was made available in July 1999 and is updated on a daily basis with any product, pricing and inventory changes. Orders are filled in the same manner as catalog orders. In mid-2000, Port Supply expects to launch its business-to-business e-commerce website, and projected for completion in 2000, all stores will have Internet access to the website. The website includes online advisors, technical information areas, news, feature stories and other information of interest to boaters.

The Company's Boat Insurance program experienced significant revenue growth in 1999. Additional services-oriented programs were developed in late 1999 to better serve customers as well as to support the growth of the Insurance program. In early 2000, the Company anticipates introducing an on-water boat towing program as well as a boat financing program. These services provide a complete one-stop source for customers, and will contribute to significant revenue growth in 2000.

Distribution

The Company has two distribution centers located on the West and East Coasts. The West Coast distribution center is approximately 162,000 square feet and is located in Hollister, California. The East Coast distribution center is approximately 457,000 square feet and is located in Rock Hill, South Carolina. The Distribution Centers support all of West Marine's business units; Retail Stores, Catalog and Port Supply.

Vendors ship products to one of the distribution centers where the merchandise is inspected, verified against the original purchase order, ticketed and repackaged for shipment to stores and customers. Both distribution centers use radio frequency devices for managing a majority of the distribution centers procedures. Various methods of transportation are used to ship products, including truck and air freight, as well as the Company's owned trucks and vans. The inventory purchasing system maintains stock levels for each SKU in each distribution center. Normally, merchandise is sent to stores once a week, however, during certain seasonal periods, many stores may receive more than one shipment per week.

Information systems

West Marine has deployed state-of-the-art business systems that provide Company management with advanced tools and daily information on sales, gross margins and inventory levels. The Company utilizes an integrated software system that runs on multiple IBM AS/400 computers. This system has been designed to support all aspects of the business including Retail, Catalog and Port Supply sales with emphasis on improved productivity and reduced cost. Specific programs have focused on features to insure accuracy and safeguard both data and material. All purchasing functions including planning are processed through a secondary software application that is fully integrated with the core system.

Each of the Company's stores is linked to the Company's headquarters through a proven, dedicated network that provides access to up-to-the-minute information and secure bi-directional communication for voice, inventory, pricing, credit card approval, sales and customer service functions. The point-of-sale system keeps a record, updated daily, of each merchandise item from receipt to sale. The system is designed to support the convergence of technologies supporting all areas of the Company's operations, including Internet.

The Company believes that the systems it has deployed will provide a competitive advantage and enable it to continue to improve customer service, operational efficiency and management's ability to monitor critical performance factors.


Marketing

The Company's overall marketing objective is to communicate the attributes of its brand while creating a compelling "value equation" for its customers. The West Marine brand stands for superior selection, friendly and knowledgeable service, competitive prices and shopping convenience.

The Company markets its products and services through direct mail catalogs and flyers, space advertisements in boating specialty publications, cable television, newspapers and the internet.

The Company also sponsors a number of boating-related events, ranging from sailing regattas and fishing derbies, to waterway clean-up campaigns. These events are designed to encourage participation in boating and to increase the number of people enjoying the boating lifestyle.

The Company rolled out a new customer affinity points program in March of 2000 after successful pilot testing was completed in 1999. The West Advantage program enables customers to earn incentives in the form of Company gift certificates based on their purchase activity. The Company also plans to offer a private label credit card to its customers in 2000. This program will reward loyal customers and attract new customers by offering the option of deferred billing on major purchases.

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

The principal factors of competition in the Company's marketplace are quality, availability, price, customer service, convenience, and access to a variety of merchandise. The Company believes that it competes successfully on the basis of all such factors.

Trademarks and service marks

The Company is the owner in the United States of the trademarks and service marks "West Marine" and "E&B Marine", among others. These marks are registered with the United States Patent and Trademark Office. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal.

As of January 1, 2000, the Company had 3,576 associates, of whom approximately 2,066 were full-time and approximately 1,510 were part-time and temporary. In addition, a significant number of seasonal associates were hired during the Company's peak selling seasons.

Executive officers

The following table sets forth information regarding the executive officers of the Company:

Name                            Age       Position

Randolph K. Repass                56      Chairman of the Board
John Edmondson                    55      President, Chief Executive Officer
Richard E Everett                 46      President of Stores Division, Chief Operating Officer
Mike Edwards                      39      Executive Vice President of Merchandising
Russell Solt                      52      Senior Vice President, Finance, Chief Financial Officer and Secretary
Patrick Murphy                    51      Senior Vice President, Distribution and Logistics

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

Richard E Everett joined West Marine in 1980 and became President of Stores Division in August 1998. Mr. Everett has been Chief Operating Officer and has served as a director since 1994. Prior to his current position in West Marine, Mr. Everett was Executive Vice President of Store Operations. He currently oversees the Company's store operations, visual merchandising, real estate, store planning, and construction. During his career with West Marine, Mr. Everett has held various positions since joining the Company in 1983. He founded and operated a sailboat rigging company prior to joining West Marine. Mr. Everett received a B.S. degree from the University of California, Berkeley.

Mike Edwards joined the Company in July 1999 as Executive Vice President of Merchandising. Prior to that, Mr. Edwards was Vice President of General Merchandise Manager of Golf Smith, a specialty retailer, from Sept. 1998 to May 1999. Also, Mr. Edwards was Senior Vice President and General Merchandise Manager for CompUSA, a specialty retailer, from 1990 to 1998. He holds a B.S. degree in Business and Marketing from Drexel University.

Russell Solt joined the Company in January 2000 as Senior Vice President, Chief Financial Officer and Secretary. Prior to that, Mr. Solt was President of Venture Stores, a discount retailer, from 1998 to 1999 and Executive Vice President of Finance and Administration from 1995 to 1998. Also, Mr. Solt was Chief Financial Officer for Williams Sonoma, a specialty retailer, from 1994 to 1995. He holds a B.S. in Business Administration from California State University, Northridge and is a CPA.

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

At January 1, 2000, the Company's 227 stores included an aggregate of approximately 1.6 million square feet of space. The Company's stores are all leased, typically for a ten-year term, with options to renew for additional terms. In most cases, the Company pays a fixed rent. Substantially all of the leases require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses.


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

                                        First          Second         Third          Fourth
                                       Quarter        Quarter        Quarter        Quarter

1999
Stock trade price:
     High                                $13 1/16      $14 15/16        $13  7/8        $9
     Low                                 $ 8 1/2       $ 8  5/16        $ 8             $7  9/16


1998
Stock trade price:
     High                                $30 1/8       $28 5/16        $18 7/8        $12
     Low                                 $21 1/16      $16             $ 7 3/8        $ 6 7/16

As of February 29, 2000, there were approximately 1,491 holders of record of the Company's common stock.

ITEM 6-SELECTED FINANCIAL DATA
(in thousands, except per share and operating data)

---------------------------------------------------------------------------------------------------------------------------
                                                      1999        1998              1997           1996              1995
---------------------------------------------------------------------------------------------------------------------------
Consolidated Income Statement Data:
Net sales                                           $486,491    $449,296          $415,208       $323,300          $224,204
Income from operations                                20,395       8,665            29,116         21,156            16,198
Income before income taxes                            14,765       2,594(1)         25,487         19,490(2)         14,819
Net income                                             8,711       1,098(1)         15,173         11,566(2)          8,975
Net income per common and
  common equivalent share:
      Basic                                         $   0.51    $   0.06(1)       $   0.91       $   0.73(2)       $   0.64
      Diluted                                       $   0.50    $   0.06(1)       $   0.86       $   0.68(2)       $   0.61

Consolidated Balance Sheet Data:
Working capital                                     $130,539    $143,974          $149,242       $ 92,948          $ 58,619
Total assets                                         286,860     279,545           275,888        211,514            95,845
Long-term debt                                        71,843      94,367            92,960         37,997             8,284

Operating Data:
Stores open at year-end                                  227         212               184            151                72
Comparable stores net sales increase                     1.8%        1.2%              5.0%           5.4%              9.0%
---------------------------------------------------------------------------------------------------------------------------

(1) Includes a $3.3 million pre-tax charge for expenses related to the distribution center move in 1998. The impact of this charge represents $0.08 per basic and diluted share.
(2) Includes a $3.0 million pre-tax charge for expenses related to the integration of E&B Marine, Inc. in 1996. The impact of this charge represents $0.11 and $0.10 per basic and diluted share, respectively.


ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

West Marine distributes its merchandise through three divisions, Stores (retail and wholesale), under the names of West Marine and E&B Marine, and Catalog (retail and Internet) as well as Port Supply (wholesale). West Marine operated 227 stores in 38 states as of January 1, 2000, compared to 212 stores in 34 states as of January 2, 1999. All references to 1999, 1998, and 1997 refer to the Company's fiscal years ended on January 1, 2000, January 2, 1999, and January 3, 1998, respectively. 1999 and 1998 were 52-week years. 1997 was a 53-week year.

Results of Operations

The following table sets forth certain income statement components expressed as a percent of sales:

                                                                 1999          1998          1997

Net sales                                                       100.0%        100.0%        100.0%
Cost of goods sold including buying and occupancy                73.2%         74.8%         70.4%
                                                                -----         -----         -----
Gross profit                                                     26.8%         25.2%         29.6%
Selling, general and administrative expenses                     22.6%         22.6%         22.6%
Expenses related to distribution center move                        -           0.7%            -
                                                                -----         -----         -----
Income from operations                                            4.2%          1.9%          7.0%
Interest expense                                                  1.2%          1.4%          0.8%
                                                                -----         -----         -----
Income before income taxes                                        3.0%          0.5%          6.2%
Provision for income taxes                                        1.2%          0.3%          2.5%
                                                                -----         -----         -----
Net income                                                        1.8%          0.2%          3.7%
                                                                =====         =====         =====

1999 Compared to 1998

West Marine's fiscal 1999 results reflect continuing progress in the implementation of the Company's strategic plan to improve operating fundamentals and execute initiatives to stimulate growth. In 1999, West Marine achieved record net sales of $486.5 million, an increase of $37.2 million, or 8.3%, over net sales of $449.3 million in 1998. Net income of $8.7 million, or $0.50 per diluted share, in 1999 compares to net income of $1.1 million, or $0.06 per diluted share, in 1998. Results of operations for 1998 included $3.3 million of expenses incurred by the Company for the relocation and consolidation of West Marine's two East Coast distribution facilities into a single facility located in Rock Hill, South Carolina.

Net sales attributable to the Company's Stores division increased $25.7 million, or 7.0%, to $395.5 million in 1999, primarily due to the addition of 17 new stores, which contributed $18.8 million to net sales growth. Comparable store net sales increased $6.9 million, or 1.8%, in 1999. Port Supply net sales increased $8.6 million, or 23.1%, in 1999 primarily as a result of the Company's continued territory expansion, new sales marketing programs, and significant improvements in the Company's distribution center fill rates and merchandise shipment rates. Catalog net sales increased $2.7 million, or 6.5%, to $44.4 million. Catalog net sales included Internet sales of $2.3 million and $0.6 million, respectively, in 1999 and 1998.

Gross profit increased 14.9% in 1999 compared to 1998. Gross profit as a percentage of net sales increased to 26.8% in 1999 from 25.2% in 1998, primarily reflecting reduced distribution and shipping costs, as well as a shift to a more profitable product mix.

Selling, general and administrative expenses increased $8.5 million, or 8.4%, in 1999, primarily due to increases in direct expenses related to the growth in Stores, consulting costs related to process improvements, and higher marketing costs. Selling, general and administrative expenses as a percentage of net sales were unchanged from 1998.

Income from operations increased $11.7 million, or 135.4%, from 1998 to 1999. As a percentage of net sales, income from operations increased to 4.2% in 1999, from 1.9% in 1998.

Interest expense declined $441,000, or 7.3%, in 1999 compared to 1998, primarily as a result of a lower average borrowings partially offset by a rise in interest rates.

1998 Compared to 1997

Net sales for 1998 increased 8.2% to $449.3 million, compared to $415.2 million in 1997. This increase was primarily attributable to the increase in net sales from the Company's Stores. Stores net sales increased 10.5% to $369.8 million. The increase in Stores net sales was primarily due to 28 additional West Marine Stores opened in 1998. Net sales from comparable West Marine Stores increased 1.2% and contributed $3.8 million, or 10.9% of the increase. The E&B Marine locations entered the Company's comparable Stores net sales base in August 1997. Catalog net sales decreased 7.8% to $41.7 million. The Company believes that the decrease in Catalog net sales was attributable to new Store openings by the Company and its competitors, in addition to service problems related to the distribution center. Port Supply net sales increased 5.6% to $37.3 million, resulting primarily from the Company's continued territory expansion and additional van delivery routes.

Gross profit decreased 7.7% in 1998 compared to 1997. Gross profit as a percentage of net sales decreased to 25.2% in 1998 from 29.6% in 1997, primarily reflecting increased payroll, equipment rental and supply expenses at the Rock Hill distribution center as well as increased inventory shrink.

Selling, general and administrative expenses increased $7.7 million, or 8.2%, in 1998, primarily due to increases in direct expenses related to the growth in Stores. Stores direct expense represented approximately 72.1% of the $7.2 million increase. As a percentage of net sales, selling, general and administrative expenses remained relatively flat due to the Company's advertising and promotional cost reduction efforts.

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

Liquidity and Capital Resources

During 1999, the Company's primary sources of capital have been income from operations and bank borrowings. Net cash provided by operations during 1999 was $35.3, consisting primarily of earnings after tax of $22.8 million excluding depreciation and amortization, a $12.4 million increase in accounts payable and accrued expenses, a $3.1 million increase in provision for deferred income taxes and a $2.5 decrease in prepaid expenses and other current assets offset by a $5.8 million increase in inventory. The inventory increase was attributable to a contingency plan for possible Y2K issues. Net cash used in financing activity was $14.5 million, consisting of $15.6 repayment of the Company's line of credit and long-term debt offset by $1.2 million received from the exercise of stock options and the net sales of common stock pursuant to the associate stock purchase plan.

West Marine's primary cash requirements are related to capital expenditures for new Stores, including leasehold improvement costs and fixtures, and merchandise inventory for Stores. The Company expects to spend between $13.0 to $15.0 million on capital expenditures during 2000. The Company intends to pay for its expansion through cash generated from operations and bank borrowings. The Company believes that cash from operations together with the current credit line will be sufficient to fund the Company throughout 2000.

At the end of 1999, the Company had outstanding a $40.0 million senior guarantee note which matures on December 23, 2004, with the first annual principal payment due on December 23, 2000. During 1999, the note was amended to bear interest at 7.6%. The note is unsecured, and contains certain restrictive covenants including fixed charge coverage and debt to capitalization ratios, and minimum net worth.

The Company has an $80.0 million credit line. In January 2000, the line was replaced with a credit line that extends the due date to January 2, 2003. Depending on the Company's election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor of up to 1.0% to 2.25%. At the end of 1999, borrowings from the credit line were $39.5 million bearing interest at rates ranging from 7.78% to 9.0%. At the end of 1998, borrowings from the credit line were $53.0 million bearing interest at rates ranging from 6.1% to 7.4%.

In addition, The Company has available a $2.0 million revolving line of credit with a bank, expiring January 2, 2003. The line bears interest at the bank's reference rate (8.50% at the end of 1999) and has a ten-day paydown requirement. At the end of 1999 and 1998, no amounts were outstanding under the revolving line of credit.

Both of the aforementioned credit lines are unsecured and contain various covenants which require maintaining certain financial ratios, including debt to earnings and current ratios. The covenants include minimum levels of net worth and limitations on levels of certain investments. These covenants also restrict the repurchase or redemption of the Company's common stock and payment of dividends, investments in subsidiaries and annual capital expenditures.

At the end of 1999, the Company had $364,000 of outstanding stand-by letters of credit, compared to $100,000 at year-end 1998. At the end of 1999 and 1998, the Company had $520,000 and $613,000, respectively, of outstanding commercial letters of credit.

During 1999 and 1998, the weighted average interest rates in effect were 6.9% and 6.4% respectively.

Year 2000 and Other System Enhancements

During 1999, the Company implemented a plan to ensure its computer systems and applications were compliant for the year 2000 ("Y2K"). Systems programming and testing of the modifications were completed during the first six months of 1999, and final integration testing and conversions to new systems were completed and implemented in the third quarter of 1999. The Company did not experience any significant adverse effects of Year 2000 system modifications.

Due to the Company's focus on Y2K issues during 1999, certain other planned systems enhancement and improvement projects were deferred until 2000. The deferral of these projects is not expected to have a material adverse effect on the Company's results of operations, financial condition, or liquidity.

As of January 1, 2000, the Company had incurred a total of $280,000 to convert systems to Y2K compliance. In the opinion of management, no additional expenses will be incurred related to the Y2K systems conversion.

Also during 1999, the Company successfully upgraded certain systems to improve operational efficiencies, improve services to customers, and provide better information to management. System upgrades in 1999 included the point of sale
(POS) system, the wholesale sales system, the warehouse management, and the basic operating systems on the AS400 system.

Seasonality

Historically, the Company's business has been highly seasonal. The Company's expansion into new markets has made it even more susceptible to seasonality, as an increasing percentage of Stores sales occur in the second and third quarters of each year. In 1999, 62.8% of the Company's net sales and all of its net income occurred during the second and third quarters, principally during the period from April through July, which represents the peak boating months in most of the Company's markets. Management expects net sales to become more susceptible to seasonality and weather as the Company continues to expand its operations.

Business Trends

West Marine's growth in net sales has been principally fueled by geographic expansion through the opening of new stores and, to a lesser extent, by comparable stores net sales increases. Although the Company believes that the Catalog and Port Supply divisions will continue to grow, future Company net sales and profit growth, if any, will be increasingly dependent on the opening and profitability of new stores. The Company's Catalog division continues to face market share erosion in markets where stores have been opened by either the company or competitors. Management expects that this trend may continue. To address the growing significance of e-commerce in the marketplace, the Company redesigned its website to target all segments of boating enthusiasts. Since launching the site, sales have dramatically increased over 1998 sales. The Company has allocated resources to further develop the website to generate increases in international and domestic sales.

In most of the Company's product categories, prices have remained stable or have declined over the last three years, a trend which management expects is likely to continue. As a result, net sales increases during such periods have not been attributable to increases in prices. In recent years, competition has increased which has adversely affected the Company's gross profits. These competitive and pricing pressures are likely to continue.


ITEM 7A- Quantitative and Qualitative Disclosures about Market Risk

The Company does not undertake any specific actions to cover its exposure to interest rate risk and is not a party to any interest rate risk management transactions. The Company does not purchase or hold any derivative financial instruments.

A 69 basis point change in interest rate (10% of the Company's weighted average interest rate) affecting the Company's floating financial instruments would have an effect of approximately $280,000 on the Company's pretax income and cash flows over the next year, and would have an immaterial effect on the fair value of the Company's fixed rate financial instruments (see "Notes to Consolidated Financial Statements - Line of Credit and Long-Term Debt").

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

The Company's Catalog division has faced market share erosion in areas where Stores have been open by either the Company or its competitors. Management expects this trend to continue. The Company's growth has been fueled principally by the Company's Stores operations. The Company's continued growth depends to a significant degree on its ability to continue to expand its operations through the opening of new Stores and to operate these Stores
profitably, as well as increasing net sales at its existing Stores.   The
Company's planned expansion is subject to a number of factors, including the adequacy of the Company's capital resources and the Company's ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt its distribution and other operations systems. In addition, acquisitions involve a number of risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired business, potential adverse short-term effects on the Company's operating results, and amortization of acquired intangible assets.

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

Additional factors which may affect the Company's financial results include inventory management issues, the impact of e-commerce, fluctuations in consumer spending on recreational boating supplies, environmental regulations, demand for and acceptance of the Company's products and other risk factors disclosed from time to time in the Company's SEC filings.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


[Deloitte & Touche Letterhead]

INDEPENDENT AUDITORS' REPORT

     The Board of Directors and Stockholders

     West Marine, Inc.,

   We have audited the accompanying consolidated balance sheets of West Marine, Inc. and subsidiaries (the "Company") as of January 1, 2000 and January 2, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2000 and January 2, 1999 and the results of it operations and its cash flows for each of the three fiscal years in the period ended January 1, 2000 in conformity with generally accepted accounting principles.

     Deloitte & Touche LLP

     San Francisco, California
     February 17, 2000

WEST MARINE, INC.

CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2000 AND JANUARY 2, 1999
(in thousands, except share data)

                                                                                       Year-End                Year-End
                                                                                         1999                    1998
                                                                                       ---------               --------
ASSETS

Current assets:
   Cash                                                                                 $  3,231               $  1,024
   Accounts receivable, net                                                                5,101                  4,660
   Merchandise inventories, net                                                          165,838                160,069
   Prepaid expenses and other current assets                                               9,029                 11,574
                                                                                       ---------              ---------
      Total current assets                                                               183,199                177,327

Property and equipment, net                                                               66,036                 60,219
Intangibles and other assets, net                                                         37,625                 41,999
                                                                                       ---------              ---------
TOTAL ASSETS                                                                            $286,860               $279,545
                                                                                       =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                     $ 30,810               $ 23,759
   Accrued expenses                                                                        9,828                  4,548
   Deferred current liabilities                                                            3,333                  3,263
   Current portion of long-term debt                                                       8,689                  1,783
                                                                                       ---------              ---------
      Total current liabilities                                                           52,660                 33,353

Long-term debt                                                                            71,843                 94,367
Deferred items and other non-current obligations                                           2,460                  2,055
                                                                                       ---------              ---------
      Total liabilities                                                                  129,963                129,775

Stockholders' equity:
   Preferred stock, $.001 par value: 1,000,000 shares
      authorized; no shares outstanding                                                        -                      -
   Common stock, $.001 par value: 50,000,000 shares
      authorized; issued and outstanding: 17,190,274 at
      January 1, 2000 and 16,984,528 at January 2, 1999                                       17                     17
   Additional paid-in capital                                                            107,015                105,599
   Retained earnings                                                                      52,865                 44,154
                                                                                       ---------              ---------
    Total stockholders' equity                                                           159,897                149,770
                                                                                       ---------              ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $286,860               $279,545
                                                                                       =========              =========

 See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and store data)

                                                                          1999                1998                1997
                                                                    --------------      --------------      --------------

Net sales                                                                 $486,491            $449,296            $415,208
Cost of goods sold, including buying
    and occupancy                                                          356,215             335,956             292,395
                                                                         ---------           ---------           ---------

Gross profit                                                               130,276             113,340             122,813

Selling, general and administrative expense                                109,881             101,391              93,697
Expenses related to distribution center move                                     -               3,284                   -
                                                                         ---------           ---------           ---------

Income from operations                                                      20,395               8,665              29,116
Interest expense                                                             5,630               6,071               3,629
                                                                         ---------           ---------           ---------

Income before taxes                                                         14,765               2,594              25,487
Provision for income taxes                                                   6,054               1,496              10,314
                                                                         ---------           ---------           ---------

Net income                                                                $  8,711            $  1,098            $ 15,173
                                                                         =========           =========           =========

Net income per common and common
    equivalent share:
        Basic                                                                $0.51               $0.06               $0.91
                                                                         =========           =========           =========
        Diluted                                                              $0.50               $0.06               $0.86
                                                                         =========           =========           =========

Weighted average common and common
    equivalent shares outstanding:
        Basic                                                               17,086              16,893              16,648
                                                                         =========           =========           =========
        Diluted                                                             17,557              17,520              17,583
                                                                         =========           =========           =========

Stores open at end of period                                                   227                 212                 184
                                                                         =========           =========           =========

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)


                                                          Common stock           Additional                      Total
                                                 ---------------------------      Paid-in        Retained    Stockholders'
                                                       Shares       Amount        Capital        Earnings        Equity
                                                 --------------------------------------------------------------------------
Balance at year-end, 1996                            $16,494,205         $16         $ 98,632      $27,883         $126,531

Net income                                                                                          15,173           15,173
Exercise of stock options                                245,838           1            1,789                         1,790
Tax benefit from exercise of non-qualified
   stock options                                                                        1,916                         1,916
Sale of common stock pursuant to
   associate stock purchase plan                          46,025                          908                           908
                                                 --------------------------------------------------------------------------
Balance at year-end, 1997                             16,786,068          17          103,245       43,056          146,318

Net income                                                                                           1,098            1,098
Exercise of stock options                                122,821                          933                           933
Tax benefit from exercise of non-qualified
   stock options                                                                          677                           677
Sale of common stock pursuant to
   associate stock purchase plan                          75,639                          744                           744
                                                 --------------------------------------------------------------------------
Balance at year-end, 1998                             16,984,528          17          105,599       44,154          149,770

Net income                                                                                           8,711            8,711
Exercise of stock options                                 67,599                          276                           276
Restricted stock award                                                                    138                           138
Tax benefit from exercise of non-qualified
   stock options                                                                          113                           113
Sale of common stock pursuant to
   associate stock purchase plan                         138,147                          889                           889
                                                 --------------------------------------------------------------------------
Balance at year-end, 1999                            $17,190,274         $17         $107,015      $52,865         $159,897
                                                 ==========================================================================

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                              1999                  1998                 1997
                                                                      ----------------      ----------------      ---------------
OPERATING ACTIVITIES:
Net income                                                                    $  8,711              $  1,098             $ 15,173
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                              14,075                11,926                8,604
     Provision for deferred income taxes                                         3,092                   298                4,704
     Provision for doubtful accounts                                               533                   586                  315
     Non-cash compensation expense                                                 138                     -                    -
     Changes in assets and liabilities:
          Accounts receivable                                                     (974)                 (243)              (1,576)
          Merchandise inventories                                               (5,769)                6,221              (43,559)
          Prepaid expenses and other current assets                              2,545                    86               (3,808)
          Other assets                                                             141                   (10)                 195
          Accounts payable                                                       7,051                (2,870)              (6,998)
          Accrued expenses                                                       5,393                  (231)              (3,529)
          Deferred items                                                           405                   166                  125
                                                                             ---------             ---------            ---------
               Net cash provided by (used in) operating activities              35,341                17,027              (30,354)
                                                                             ---------             ---------            ---------


INVESTING ACTIVITIES:
Purchases of property and equipment                                            (18,681)              (17,487)             (24,470)
                                                                             ---------             ---------            ---------
               Net cash used in investing activities                           (18,681)              (17,487)             (24,470)
                                                                             ---------             ---------            ---------


FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit                                  (13,500)                  950               15,050
Borrowings (repayments) on long-term debt                                       (2,118)               (2,153)              37,192
Sale of common stock pursuant to associate stock purchase plan                     889                   744                  908
Exercise of stock options                                                          276                   933                1,790
                                                                             ---------             ---------            ---------
               Net cash provided by (used in) financing activities             (14,453)                  474               54,940
                                                                             ---------             ---------            ---------

NET INCREASE IN CASH                                                             2,207                    14                  116

CASH AT BEGINNING OF PERIOD                                                      1,024                 1,010                  894
                                                                             ---------             ---------            ---------

CASH AT END OF PERIOD                                                         $  3,231              $  1,024             $  1,010
                                                                             =========             =========            =========
Other cash flow information:
     Cash paid for interest                                                   $  6,190              $  6,480             $  4,096
     Cash paid for income taxes                                                  4,302                 4,918                8,338
     Equipment acquired through non-cash capital lease transactions                  -                 2,545                2,996
     Tax benefit from exercise of non-qualified stock options                      113                   677                1,916


See notes to consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - West Marine, Inc. (the "Company"), a Delaware corporation, is a specialty retailer and wholesaler of boating supplies and apparel, which it markets through 227 retail stores in the United States and mail order catalogs.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of West Marine, Inc. and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

FISCAL YEAR - The Company's fiscal year-ends on the Saturday closest to December 31 based on a 52- or 53-week year. The years 1999, 1998, and 1997 ended on January 1, 2000, January 2, 1999, and January 3, 1998, respectively. 1999 and 1998 were 52-week years. 1997 was a 53-week year.

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

MERCHANDISE INVENTORIES are stated at the lower of cost (first-in, first-out method) or market. Cost includes acquisition and distribution costs that have been capitalized in merchandise inventories in order to better match net sales with these related costs.

DEFERRED CATALOG AND ADVERTISING COSTS - The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once the catalog is mailed, over the expected net sales period, which is generally six months. Deferred catalog costs amounted to $110,000 and $1,893,000 at year-end 1999 and 1998, respectively. Advertising costs, which are expensed as incurred, amounted to $14.0 million, $12.6 million, and $13.8 million in 1999, 1998 and 1997, respectively.

PROPERTY AND EQUIPMENT is stated at cost. Furniture and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. Whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed for impairment the carrying value of long-lived assets.

PRE-OPENING COSTS are expensed as incurred.

INTANGIBLES AND OTHER ASSETS - The excess of cost over tangible net assets acquired is amortized over periods ranging from 5 to 40 years. Debt issuance costs are amortized over the terms of the related credit agreements. The Company periodically assesses the recoverability of the carrying value of its goodwill based on a review of projected undiscounted cash flows of the related operations. Accumulated amortization at the end of 1999 and 1998 was $5.0 million and $3.7 million, respectively.

DEFERRED RENT - Certain of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amount charged to rent expense and the rent paid as deferred rent.

INCOME TAXES - The Company's income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the asset and liability method of accounting.


FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash, accounts receivable, accounts payable and long-term debt approximates the estimated fair values.

STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its fixed cost stock option plans or its associate stock purchase plan. In 1999, the Company recognized $138,000 of compensation expense related to a restricted stock award.

RECLASSIFICATIONS - Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

COMPREHENSIVE INCOME - Comprehensive income consists of net income or loss for the current period and other comprehensive income (incomes, expenses, gains and losses that currently bypass the income statement and are reported directly as a separate component of equity). The Company's comprehensive net income equals net income for all periods presented.

CAPITALIZED INTEREST - The Company's policy is to capitalize interest on debt incurred that is directly related to major construction projects. During 1999, 1998, and 1997, the Company incurred approximately $6.1 million, $6.7 million, and $4.2 million, respectively, of interest, of which approximately $423,000, $576,000, and $587,000, respectively, was capitalized.

NET INCOME PER SHARE - Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

The following is a reconciliation of the Company's basic and diluted net income per share computations (shares in thousands):

                                             1999                           1998                         1997
                                ---------------------------     -------------------------    -------------------------
                                                 Per Share                     Per Share                    Per Share
                                     Shares         Amount           Shares       Amount          Shares       Amount
                                ---------------------------     -------------------------    -------------------------
Basic                                  17,086        $ 0.51           16,893        $0.06          16,648      $  0.91
Effect of dilutive stock options          471         (0.01)             627         0.00             935        (0.05)
                                ---------------------------     -------------------------    -------------------------
Diluted                                17,557        $ 0.50           17,520        $0.06          17,583      $  0.86
                                ===========================     =========================    =========================

The following options were not included in the computation of diluted EPS because such options' exercise price was greater than the average market price of the common shares (shares in thousands):

                                         1999                      1998                      1997
Options to purchase
   shares of common stock               2,703                     1,895                       563
Exercise prices                    $8.31 - $34.50           $11.13 - $34.50           $24.74 - $34.50
Expiration dates                    March 2003 -              March 2003 -             February 2004 -
                                    August 2009               August 2008                May 2007

NEW ACCOUNTING PRONOUNCEMENTS - In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments." SFAS 137 extends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not to be applied retroactively. In the opinion of management, SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at year-end 1999 and 1998 (in thousands):

                                                                                     At Year-End
                                                                      -------------------------------------
                                                                             1999                  1998
Furniture and equipment                                                     $  37,540              $ 32,245
Computer equipment                                                             44,388                34,233
Leasehold improvements                                                         29,857                27,141
Land and building                                                                 806                   728
                                                                      ---------------       ---------------
     Total, at cost                                                           112,591                94,347
Accumulated depreciation and amortization                                     (46,555)              (34,128)
                                                                      ---------------       ---------------
     Total property and equipment, net                                      $  66,036              $ 60,219
                                                                      ===============       ===============


NOTE 3: LINES OF CREDIT AND LONG-TERM DEBT

At the end of 1999, the Company had outstanding a $40.0 million senior guarantee note which matures on December 23, 2004, with the first annual principal payment due on December 23, 2000. During 1999, the note was amended and bears interest at 7.6%. The note is unsecured, and contains certain restrictive covenants including fixed charge coverage and debt to capitalization ratios, and minimum net worth.

The Company has an $80.0 million credit line. In January 2000, the line was amended to extend the due date to January 2, 2003. Depending on the Company's election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor of up to 1.0% to 2.25%. At the end of 1999, borrowings from the credit line were $39.5 million bearing interest at rates ranging from 7.78% to 9.0%. At the end of 1998, borrowings from the credit line were $53.0 million bearing interest at rates ranging from 6.1% to 7.4%.

In addition, the Company has available a $2.0 million revolving line of credit with a bank, expiring January 2, 2003. The line bears interest at the bank's reference rate (8.50% at the end of 1999) and has a ten-day paydown requirement. At the end of 1999 and 1998, no amounts were outstanding under the revolving line of credit.

Both of the aforementioned credit lines are unsecured and contain various covenants which require maintaining certain financial ratios, including debt to earnings and current ratios. The covenants include minimum levels of net worth and limitations on levels of certain investments. These covenants also restrict the repurchase or redemption of the Company's common stock and payment of dividends, investments in subsidiaries and annual capital expenditures.

At the end of 1999, the Company had $364,000 of outstanding stand-by letters of credit, compared to $100,000 at year-end 1998. At the end of 1999 and 1998, the Company had $520,000 and $613,000, respectively, of outstanding commercial letters of credit.

During 1999 and 1998, the weighted average interest rates in effect were 6.9% and 6.4% respectively.

At year-end 1999 and 1998, long-term debt consisted of the following (in thousands):

                                                                   At Year-End
                                                       -------------------------------
                                                             1999              1998
Lines of credit                                             $ 39,500           $53,000
Note payable                                                  40,000            40,000
Capital lease obligations (interest at 3.6% to 8.7%)           1,032             3,150
                                                       -------------     -------------

                                                              80,532            96,150
Less current portion of long-term debt                        (8,689)           (1,783)
                                                       -------------     -------------
                                                            $ 71,843           $94,367
                                                       =============     =============

At year-end 1999, future minimum principal payments on long-term debt were as follows (in thousands):.

                            2000                        $ 8,689
                            2001                          8,311
                            2002                          8,032
                            2003                         47,500
                            2004                          8,000
                                                   ------------
                                                        $80,532
                                                   ============


NOTE 4:  RELATED PARTY TRANSACTIONS

The Company purchases merchandise from a supplier in which the Company's Principal Stockholder owns stock and is a member of the board of directors. Additionally, the Principal Stockholder's brother is the president and his father is a member of the board of directors and a major stockholder of the supplier. The Company's cost of net sales during 1999, 1998, and 1997 included $7.2 million, $6.4 million, and $5.2 million, respectively, related to purchases from such related party. Accounts payable to the supplier at year-end 1999 and 1998 were $215,000 and $384,000, respectively.

The Company leases its corporate headquarters and two retail stores from three partnerships in which the Company's Principal Stockholder is the general partner (see Note 5). In addition, one retail Store is leased directly from the Principal Stockholder.


NOTE 5: LEASES

The Company leases certain equipment, retail stores, its distribution centers and its corporate headquarters. The Company also sublets space at various locations with both month-to-month and noncancelable sublease agreements. The operating leases of certain Stores provide for rent adjustments based on the consumer price index and planned rent increases.

The aggregate minimum annual rental payments and sublease income under noncancelable leases in effect at year-end 1999 were as follows (in thousands):

                                      Capital      Operating     Sublease       Net Lease
                                       Leases       Leases        Income       Commitments

2000                                    $  702        $15,665         $ 53           $16,314
2001                                       314         17,968           20            18,262
2002                                        32         16,015           16            16,031
2003                                                   14,957           16            14,941
2004                                                   12,846            5            12,841
Thereafter                                             20,299            -            20,299
                                  ----------------------------------------------------------
Total minimum lease commitment           1,048        $97,750         $110           $98,688
                                              ==============================================
Less amount representing interest          (16)
                                  ------------

Present value of obligations
     under capital leases                1,032
Less current portion                      (689)
                                  ------------
Long-term obligations
     under capital leases               $  343
                                  ============

The cost and related accumulated amortization of assets under capital leases aggregated $5.5 million and $2.1 million, respectively, at year-end 1999 and $5.5 million and $1.1 million, respectively, at year-end 1998.

A summary of rent expense by component for 1999, 1998, and 1997 follows (in thousands):

                                      1999            1998              1997
Minimum rent                         $20,027          $19,219          $15,942
Percent rent                             176              178              182
Sublease income                          161              159              202
Rents paid to related parties          1,253            1,161            1,065


NOTE 6: STOCK OPTION PLANS

Fixed Stock Option Plans

The Company's 1990 Stock Option Plan ("the 1990 Plan") provides for options to be granted to employees and directors for the purchase of an aggregate of 2.1 million shares of common stock at prices not less than 100% of the fair market value at the date of grant. Options under this plan are generally exercisable equally over five years from the date of the grant, unless otherwise provided.

The Company's 1993 Omnibus Equity Incentive Plan as amended (the "1993 Plan") provides for options to be granted for the purchase of an aggregate of 5.2 million shares of common stock at prices not less than 85% of fair market value at the date of the grant. Options under this plan are generally exercisable equally over five years from the date of the grant, unless otherwise provided.

The Company's Non-employee Director Stock Option Plan ("the Director Plan") has reserved 200,000 shares of common stock for issuance to non-employee directors of the Company. Options are granted at 100% of fair market value at the date of the grant, and are generally exercisable six months after the grant date.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method of accounting for stock-based compensation as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: four to eight year expected life from date of grant; stock volatility of 56%, 63%, and 62%, respectively, in 1999, 1998, and 1997; risk-free interest rates of 4.96% to 5.59% in 1999, 5.03% to 5.27% in 1998, and 5.65% to 6.44% in 1997; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998, and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $7.2 million in 1999 ($0.42 per basic share and $0.41 per diluted share), $0.1 million in 1998 ($0.01 per basic and diluted share), and $14.4 million in 1997 ($0.86 per basic share and $0.82 per diluted share). The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation. Accordingly, the 1999, 1998, and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all future applicable stock options.

A summary of stock option transactions under the fixed stock option plans for the years 1999, 1998, and 1997 follows:

                                                                                   Weighted
                                                                                    Average
                                                                 Number of         Exercise
                                                                  Shares             Price
                                                            ---------------      ------------

Outstanding at year-end 1996 (1,084,741 exercisable at
     a weighted average price of $7.37)                           2,697,379            $11.09

Granted (weighted average fair value at grant date: $18.29)         543,929            $25.31
Exercised                                                          (245,838)           $ 7.33
Canceled                                                           (242,089)           $16.87
---------------------------------------------------------------------------------------------
Outstanding at year-end 1997 (1,384,874 exercisable at
     a weighted average price of $9.89)                           2,753,381            $13.72

Granted (weighted average fair value at grant date: $ 9.16)       1,452,906            $13.71
Exercised                                                          (122,821)           $ 7.49
Canceled                                                           (563,357)           $18.68
---------------------------------------------------------------------------------------------
Outstanding at year-end 1998 (1,563,633 exercisable at
     a weighted average price of $10.90)                          3,520,109            $13.14

Granted (weighted average fair value at grant date: $ 6.03)         739,236            $ 8.87
Exercised                                                           (67,599)           $ 4.14
Canceled                                                           (113,344)           $16.93
---------------------------------------------------------------------------------------------
Outstanding at year-end 1999 (2,184,843 exercisable at
     a weighted average price of $11.74)                          4,078,402            $12.24
=============================================================================================

Additional information regarding options outstanding at year-end 1999 is as follows:

                             Outstanding Options                                           Exercisable Options
-----------------------------------------------------------------------------      -----------------------------
                                           Weighted Avg
                                            Remaining         Weighted Avg                          Weighted Avg
      Range of             Shares          Contractual          Exercise                              Exercise
  Exercise Prices        Outstanding       Life (Years)           Price                  Shares         Price
----------------------------------------------------------------------------------------------------------------

 $  0.43 - $  7.81           1,375,034        6.55               $ 5.90                 638,174           $ 3.76
 $  8.25 - $ 12.50           1,532,500        6.71               $10.55                 964,126           $11.09
 $ 14.75 - $ 34.50           1,170,868        6.78               $21.90                 582,543           $21.53
----------------------------------------------------------------------------------------------------------------
 $  0.43 - $ 34.50           4,078,402        6.67               $12.24               2,184,843           $11.74
================================================================================================================

At year-end 1999, 1,372,468 shares were available for future grants under the 1993 Plan, and 61,208 shares were available under the Director Plan. The Company does not intend to grant any additional options under the 1990 Plan.

Associate Stock Purchase Plan

The Company has a stock-buying plan, covering all eligible associates. Participants in the plan may purchase West

Marine stock through regular payroll deductions. The stock is purchased on the last business day of April and October at 85% of the fair market value. In 1999, 1998, and 1997, respectively, 138,121, 75,639 and 46,025 shares were issued under the plan at weighted average prices of $6.53, $9.85, and $17.74, respectively. The weighted average fair value of the 1999, 1998, and 1997 awards was $9.22, $13.12 and $22.95, respectively. At the end of 1999, 62,039 shares were reserved for future issuances under the stock-buying plan.

NOTE 7:  INCOME TAXES

The components of the provision for income taxes for 1999, 1998, and 1997 are as follows (in thousands):


                                      1999            1998             1997
Currently payable:
   Federal                            $2,646          $  998          $ 4,827
   State                                 316             200              783
                                 -----------     -----------      -----------
      Total current                    2,962           1,198            5,610
                                 -----------     -----------      -----------


Deferred:
   Federal                             2,791             633            3,944
   State                                 301            (335)             760
                                 -----------     -----------      -----------
      Total deferred                   3,092             298            4,704
                                 -----------     -----------      -----------


Total current and deferred            $6,054          $1,496          $10,314
                                 ===========     ===========      ===========

The provision of income taxes consisted of the following:


                                     1999             1998             1997

Statutory federal tax rate            35.0%            35.0%            35.0%
Non-deductible permanent items         3.1%            18.1%             1.8%
State income taxes, net
   of federal tax benefit              4.6%             4.6%             4.6%
Settlement of prior year's taxes                        7.1%
Other                                 (1.7%)           (7.1%)           (0.9%)
                                 ---------      -----------      -----------
Effective tax rate                    41.0%            57.7%            40.5%
                                 =========      ===========      ===========

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Temporary differences that give rise to deferred tax assets (liabilities) are as follows (in thousands):

                                         1999             1998
                                    ----------      ------------
Current:
Reserves                               $   604           $   449
Net operating loss carryforwards           139               923
Paid time off                              649               362
State tax benefit                         (137)             (272)
Change of tax accounting method              -                21
Deferred catalog costs                    (823)           (1,194)
Capitalized inventory costs             (3,020)           (2,938)
Cash discounts                            (921)             (818)
Other                                      176               204
                                    ----------      ------------
   Total current                        (3,333)           (3,263)
Noncurrent:
Deferred rent                              671               488
Fixed assets                            (2,155)               14
Reserves                                   195               195
Net operating loss carryforward          1,402             2,466
Other                                       72                44
                                    ----------      ------------
   Total noncurrent                        185             3,207
                                    ----------      ------------

   Total current and noncurrent        $(3,148)          $   (56)
                                    ==========      ============

At year-end 1999, the Company had unused federal tax net operating loss carryforwards, attributable to E&B Marine, of approximately $6.2 million, which expire in the years 2002 through 2003. The utilization of the tax loss carryforwards may be limited in subsequent years as a result of prior ownership changes as required under sections 381 and 382 of the Internal Revenue Code.


NOTE 8:  EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee's contribution up to 5% of the employee's annual compensation. The Company's contributions to the plan for 1999, 1998, and 1997 were $391,000, $366,000, and $330,000, respectively.

In 1998, the Company adopted SFAS 132, "Employer's Disclosures about Pensions and Other Post-Retirement Benefits." SFAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable.

The Company has a suspended defined benefit plan ("the Defined Benefit Plan"), under which the minimum benefit contribution is calculated by the plan actuaries. The Defined Benefit Plan provides an existing participant with the excess, if any, of amounts required under the Company's pension formula over the value of the retiree's account balance as of the date the Defined Benefit Plan was suspended (January 28, 1994). A discount rate of 6.75% and 5.25% and a rate of return on assets of 8% were used by the actuary in determining the Defined Benefit Plan status at year-end 1999 and 1998, respectively. The Defined Benefit Plan invests primarily in publicly traded stocks and bonds.

The actuarial present value of the benefit obligations for 1999 and 1998 was (in thousands):

                                                        1999            1998
Changes in Benefit Obligation
   Benefit obligation at beginning of year            $ 3,892           $3,409
   Interest cost                                          211              198
   Actuarial loss (gain)                                 (824)             326
   Benefits paid                                          (56)             (41)
                                                   ----------      -----------
   Benefit obligation at end of year                  $ 3,223           $3,892
                                                   ==========      ===========


Change in Plan Assets
   Fair value of plan assets at beginning of year     $ 3,138           $2,710
   Actual return on plan assets                           715              469
   Employer contribution                                    -                -
   Benefits paid                                          (56)             (41)
                                                   ----------      -----------
   Fair value of plan assets at end of year           $ 3,797           $3,138
                                                   ==========      ===========


   Funded status                                      $   574           $ (754)
   Unrecognized net actuarial gain                     (1,352)             (61)
                                                   ----------      -----------
   Accrued pension liability                          $  (778)          $ (815)
                                                   ==========      ===========


Components of Net Periodic Pension Cost
   Interest cost                                      $   211           $  198
   Expected return on plan assets                        (248)            (214)
                                                   ----------      -----------
   Net periodic benefit cost (income)                 $   (37)          $  (16)
                                                   ==========      ===========

NOTE 9:  SEGMENT INFORMATION

The Company has three divisions (Stores, Catalog, and Wholesale ("Port Supply")) which all sell after-market recreational boating supplies directly to customers. The customer base overlaps between its Stores and Port Supply divisions, and between Stores and Catalog divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity, and customer delivery.

The Stores division qualifies as a reportable segment under SFAS 131 as it is the only division that represents 10% or more of the combined revenue of all operating segments when viewed on an annual basis. Segment assets are not presented, as the Company's assets are commingled and are not available by segment. Contribution is defined as net sales, less product costs and direct expenses. Following is financial information related to the Company's business segments (in thousands):

                                                                        1999               1998                1997
                                                                    --------------  ------------------   ------------------
Net sales:
    Stores                                                          $ 395,519           $369,781            $334,623
    Other                                                              90,972             79,515              80,585
                                                                    --------------  ------------------   ------------------
        Consolidated net sales                                      $ 486,491           $449,296            $415,208
                                                                    --------------  ------------------   ------------------

Contribution:
    Stores                                                          $  50,184           $ 45,754            $ 49,557
    Other                                                              13,951              9,943              10,337
                                                                    --------------  ------------------   ------------------
        Consolidated contribution                                   $  64,135           $ 55,697            $ 59,894
                                                                    --------------  ------------------   ------------------

Reconciliation of consolidated contribution to net income:
Consolidated contribution                                           $  64,135           $ 55,697            $ 59,894
  Less:
    Cost of goods sold not included in consolidated contribution      (26,609)           (28,431)            (18,014)
    General and administrative expenses                               (17,131)           (15,317)            (12,764)
    Expenses related to distribution center move                            -             (3,284)                  -
    Interest expense                                                   (5,630)            (6,071)             (3,629)
    Income tax expense                                                 (6,054)            (1,496)            (10,314)
                                                                    --------------  -------------------  ------------------
      Net income                                                    $   8,711           $  1,098            $ 15,173
                                                                    ==============  ===================  ==================

QUARTERLY FINANCIAL DATA
(Unaudited, in thousands, except per share data)

                                                                         Fiscal 1999
                                                 --------------------------------------------------------------
                                                  First            Second           Third             Fourth
                                                 Quarter          Quarter          Quarter            Quarter

Net sales                                        $ 93,572          $176,867         $128,888           $87,164
Gross profit                                       22,128            53,041           35,511            19,596
Income (loss) from operations                      (2,997)           19,354            6,347            (2,309)
Net income (loss)                                  (2,778)           10,505            3,085            (2,101)
Net income (loss) per common and
   common equivalent share:
      Basic                                      $  (0.16)         $   0.61         $   0.18           $ (0.12)
      Diluted                                    $  (0.16)         $   0.60         $   0.18           $ (0.12)
Stock trade price:
      High                                       $ 13 1/4          $ 15 1/4         $ 14 1/8           $9  1/2
      Low                                        $  7 7/8          $  8             $  7 1/2           $7 9/16

                                                                         Fiscal 1998
                                                 -------------------------------------------------------------
                                                  First            Second           Third             Fourth
                                                 Quarter          Quarter          Quarter           Quarter

Net sales                                        $ 84,198          $159,462         $121,673         $ 83,963
Gross profit                                       21,871            47,124           32,016           12,329
Income (loss) from operations (1)                  (4,318)           16,825            6,354          (10,196)
Net income (loss)(1)                             $ (3,567)         $  9,133         $  2,929         $ (7,397)
Net income (loss) per common and
   common equivalent share:
      Basic                                      $  (0.21)         $   0.54         $   0.17         $  (0.44)
      Diluted                                    $  (0.21)         $   0.52         $   0.17         $  (0.42)
Stock trade price:
      High                                       $ 30 1/8          $28 5/16         $ 18 7/8         $     12
      Low                                        $21 1/16          $     16         $  7 3/8         $ 6 7/16

1. Loss from operations and net loss for the first quarter of 1998 is net of a $3.3 million pre-tax charge for expenses related to the distribution center move in 1998.

West Marine, Inc. common stock trades on the NASDAQ National Market System under the symbol WMAR.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Information." see also Item I above, for information about executive officers.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Further Information Concerning the Board of Directors" and "Executive Compensation".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Election of Directors" and "Ownership of Management and Principal Stockholders."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Executive Compensation".

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     1 & 2.  Independent Auditor's Report

         Consolidated Balance Sheets as of year end 1999 and 1998
         Consolidated Statements of Income for years 1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity for years 1997, 1998, and 1999

         Consolidated Statements of Cash Flows for years 1999, 1998 and
         1997

         Notes to Consolidated Financial Statements

         Quarterly Financial Data

     3.  Exhibits:

See attached Exhibit Index on pages 34-36 of this Form 10-K.

     (b) Reports on Form 8-K

       None.

   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date: March 31, 2000                WEST MARINE, INC.

                             By: /s/ John Edmondson
                                 ------------------
                             John Edmondson
                             President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2000.

   Signature
   Capacity

   /s/ Randolph K. Repass
       -------------------------------
   (Randolph K. Repass)
   Chairman of the Board

   /s/ John Edmondson
       -------------------------------
   (John Edmondson)
   President and Chief Executive Officer

   /s/ Richard E Everett
       -------------------------------
   (Richard E Everett)
   President of Stores Division and Chief Operating Officer

   /s/ Russell Solt
       -------------------------------
   (Russell Solt)
   Senior Vice President, Chief Financial Officer
   (Principal Financial Officer and Principal Accounting Officer)

   /s/ James P. Curley
       -------------------------------
   (James P. Curley)
   Director

   /s/ Geoff Eisenberg
       -------------------------------
   (Geoff Eisenberg)
   Director

   /s/ Jeanne Jackson
        -------------------------------
   (Jeanne Jackson)
   Director (resigned February, 2000)

   /s/ David McComas
       -------------------------------
   (David McComas)

   Director

   /s/ Walter Scott
   -------------------------------
   (Walter Scott)
   Director

   /s/ Henry Wendt
   -------------------------------
   (Henry Wendt)
   Director

                                 EXHIBIT INDEX


Exhibit                                           Exhibit
Number                                            -------
-------
2.1           Agreement and plan of merger dated as of April 2, 1996 among then
              Registrant, WM Merger Sub, Inc. and E&B Marine Inc. ("E&B Marine")
              (incorporated by reference to Exhibit 2.1 to Registrant's Current
              Report on Form 8-K dated April 2, 1996).

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


Exhibit
Number                                       Exhibit
-------                                      -------
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

10.3* 1990 Stock Option Plan and form of incentive stock option agreement (incorporated by reference to exhibits 4.2 and 4.4, respectively, to the Company's registration statement on Form S-8
              (Registration No. 33-72956) ).

10.4 Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to exhibit 10.4 to the Company's registration statement on Form S-1 (Registration
              No. 33-69604 )).

10.5*         1993 Omnibus Equity Incentive Plan including form of Stock Option
              Agreement (incorporated by reference to exhibits 4.1 and 4.3, respectively, to the Company's registration statement on Form S-8
              (Registration No. 33-72956)).

10.6* 401(k) Plan (incorporated by reference to exhibit 10.6 to the Company's registration statement on Form S-1 (Registration No. 33-
              69604)).

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



Exhibit
Number                                              Exhibit
-------                                             -------
10.15         Lease dated June 26, 1997 between Watsonville Freeholders and West
              Marine Products Inc. for the Watsonville, California offices and other agreements thereto (incorporated by reference to exhibit
              10.14 in the Company's Quarterly Report on Form 10-Q for the
              quarter ended June 28, 1997.)

10.16 Note purchase agreement, dated December 23, 1997 by and between the Registrant's wholly owned subsidiary, West Marine Finance
              Company, Inc.and five insurance investors for Forty Million
              Dollars ($40,000,000) of an unsecured 6.85% Senior Guaranteed Note due December 23, 2004 (incorporated by reference to Exhibit A to
              Registrant's Current Report on Form 8-K dated December 23, 1997.)

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

10.17         Credit Agreement dated as of November 24, 1997 among West Marine
              Finance Company, Inc., Bank of America National Trust and Savings
              Association, Nations Bank of Texas, National Association and Fleet
              National Bank.

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

10.18         Credit Agreement Dated January 13, 2000 among West Marine Finance
              Company, Inc., Bank of America, N.A., Fleet National Bank and
              Union Bank of California,
              N.A..

21.1          List of Subsidiaries.

23.1          Consent of Deloitte & Touche LLP.

27.1          Financial Data Schedule for 1999.
              __________________________
              *  Indicates, as required by Item 14(a)(3), a management contract or compensatory plan required to be filed as an exhibit to this
              Form 10-K.