Form 10-Q
period 2000-04-01
WEST MARINE INC
filed 2000-05-16
CIK 912833

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
                                     1934

                      For the quarter ended April 1, 2000

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
           or Organization)                         Employer Identification No.)

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

Yes       X                        No _____
        -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes _____                          No_____


APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 9, 2000, the number of shares outstanding of the registrant's common stock was 17,207,802.

Item 1. Financial Statements


CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

                                                                     April 1,             January 1,
                                                                       2000                 2000
                                                                 ---------------      ----------------
ASSETS

Current assets:
   Cash                                                                 $  7,875              $  3,231
   Accounts receivable, net                                                6,944                 5,101
   Merchandise inventories, net                                          187,175               165,838
   Prepaid expenses and other current assets                              12,380                 9,029
                                                                 ---------------      ----------------
      Total current assets                                               214,374               183,199

Property and equipment, net                                               68,776                66,036
Intangibles and other assets, net                                         37,462                37,625
                                                                 ---------------      ----------------
TOTAL ASSETS                                                            $320,612              $286,860
                                                                 ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $ 40,624              $ 30,810
   Accrued expenses                                                       13,424                 9,828
   Deferred taxes                                                          3,333                 3,333
   Current portion of long-term debt                                       8,536                 8,689
                                                                 ---------------      ----------------
      Total current liabilities                                           65,917                52,660

Long-term debt                                                            94,759                71,843
Deferred items and other non-current obligations                           2,550                 2,460

Stockholders' equity:
   Preferred stock, $.001 par value: 1,000,000 shares
      authorized; no shares outstanding                                        -                     -
   Common stock, $.001 par value: 50,000,000 shares
      authorized; issued and outstanding: 17,205,536 at
      April 1, 2000 and 17,190,274 at January 1, 2000                         17                    17
   Additional paid-in capital                                            107,122               107,015
   Retained earnings                                                      50,247                52,865
      Total stockholders' equity                                         157,386               159,897
                                                                 ---------------      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $320,612              $286,860
                                                                 ===============      ================


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share and store data)


                                                 13 Weeks           13 Weeks
                                                  Ended              Ended
                                                 April 1,           April 3,
                                                   2000               1999
                                              ------------      -------------
Net sales                                          $95,262            $93,572
Cost of goods sold, including buying
    and occupancy                                   72,039             71,444
                                              ------------      -------------

Gross profit                                        23,223             22,128

Selling, general and administrative expense         25,946             25,125
                                              ------------      -------------


Loss from operations                                (2,723)            (2,997)
Interest expense                                     1,716              1,711
                                              ------------      -------------

Loss  before income taxes                           (4,439)            (4,708)
Income tax benefit                                   1,819              1,930
                                              ------------      -------------

Net loss                                           $(2,620)           $(2,778)
                                              ============      =============

Net loss per common and common
    equivalent shares:
        Basic and diluted                           $(0.15)            $(0.16)
                                              ============      =============


Weighted average common and common
    equivalent shares outstanding
        Basic and diluted                           17,197             16,996
                                              ============      =============


Stores open at end of period                           230                219



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                     13 Weeks            13 Weeks
                                                                      Ended               Ended
                                                                     April 1,            April 3,
                                                                       2000               1999
                                                                 --------------      --------------
OPERATING ACTIVITIES:
Net loss                                                               $ (2,620)           $ (2,778)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                        3,943               3,518
     Gain on sale of assets                                                  16                   -
     Provision for doubtful accounts                                         10                 132

     Changes in assets and liabilities:
          Accounts receivable                                            (1,853)             (2,551)
          Merchandise inventories                                       (21,337)            (19,535)
          Prepaid expenses and other current assets                      (3,350)             (2,975)
          Other assets                                                     (115)               (115)
          Accounts payable                                                9,814              18,448
          Accrued expenses                                                3,616               4,635
          Deferred items                                                     90                 100
                                                                 --------------      --------------
               Net cash used in operating activities                    (11,786)             (1,121)
                                                                 --------------      --------------

INVESTING ACTIVITIES:
Purchases of property and equipment                                      (6,420)             (4,180)
                                                                 --------------      --------------
               Net cash used in investing activities                     (6,420)             (4,180)
                                                                 --------------      --------------

FINANCING ACTIVITIES:
Net proceeds from line of credit                                         23,000              11,600
Repayments on long-term debt                                               (237)               (698)
Sale of common stock pursuant to associate stock purchase plan                -                  81
Exercise of stock options                                                    87                  63
                                                                 --------------      --------------
               Net cash provided by financing activities                 22,850              11,046
                                                                 --------------      --------------

NET INCREASE IN CASH                                                      4,644               5,745

CASH AT BEGINNING OF PERIOD                                               3,231               1,024
                                                                 --------------      --------------

CASH AT END OF PERIOD                                                  $  7,875            $  6,769
                                                                 ==============      ==============

See notes to condensed consolidated financial statements.

                               WEST MARINE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Thirteen Weeks Ended April 1, 2000 and April 3, 1999 (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. ("West Marine" or the "Company") without audit, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position at April 1, 2000 (unaudited) and April 3, 1999 (unaudited); and the interim results of operations and cash flows for the 13-week period then ended. The condensed consolidated balance sheet at January 1, 2000, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended, included in the Company's annual report on Form 10-K. The results of operations for the 13-week periods presented herein are not necessarily indicative of the results to be expected for the full year.

Accounting policies followed by the Company are described in Note 1 to its audited consolidated financial statements for the fiscal year ended January 1, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended January 1, 2000, included in the Company's annual report on Form 10-K.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

General
-------

West Marine is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. The Company has three divisions (Stores, Wholesale ("Port Supply"), and Catalog), which all sell after-market recreational boating supplies directly to customers. Currently, the Company offers its products through 232 stores in 38 states and through catalogs which it distributes several times each year. The Company's business strategy is to offer an extensive selection of high-quality marine supplies and apparel to the recreational after-market for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment emphasizing customer service and technical assistance. The Company is also engaged, through its Port Supply business line and its stores, in the wholesale distribution of products to commercial customers and other retailers.

All references to the first quarter of fiscal 2000 refer to the 13-week period ended April 1, 2000 and all references to the first quarter of 1999 refer to the 13-week period ended April 3, 1999.

Results of Operations
---------------------

Net sales increased $1.7 million, or 1.8%, to $95.3 million for the first quarter of fiscal 2000, compared to $93.6 million for the first quarter of fiscal 1999, primarily due to increases in net sales in the Company's Stores and Port Supply divisions. Stores net sales were $75.1 million for the first quarter of fiscal 2000, an increase of $1.4 million, or 2.0%, over the $73.7 million recorded for the same period a year ago. Net sales in new stores opened since the first quarter 1999 and remodeled stores not included in comparable store sales were $2.1 million for the first quarter of fiscal 2000. Net sales from comparable stores decreased 1.0% or $0.7 million. Sales recorded by Port Supply increased by $0.6 million, or 4.6%, to $11.6 million for the first quarter of fiscal 2000, compared to $11.0 million for the first quarter of fiscal 1999. Catalog sales decreased by $0.3 million, or 3.9%, to $8.4 million for the first quarter of fiscal 2000, compared to $8.7 million for the first quarter of fiscal 1999. Stores, Port Supply, and Catalog net sales represented 79.0%, 12.2%, and 8.8%, respectively, of the Company's net sales for the first quarter of fiscal 2000, compared to 78.9%, 11.8%, and 9.3%, respectively, of the Company's net sales for the first quarter of fiscal 1999. The Company also recorded net sales from its insurance program, which represented less than 1.0% of the Company's net sales for the first quarter of fiscal 2000 and 1999.

The Company's gross profit increased by $1.1 million, or 4.9%, to $23.2 million for the first quarter of fiscal 2000, compared to $22.1 million for the first quarter of 1999. Gross profit represented 24.4% of net sales in the first quarter of fiscal 2000, compared to 23.6% in the same period a year ago. The increase in gross profit as a percentage of net sales was primarily due to a shift to more profitable products.

Selling, general, and administrative expenses increased by $0.8 million, or 3.3%, to $25.9 million for the first quarter of fiscal 2000 compared to the similar period a year ago. Selling, general, and administrative expenses represented 27.2% of net sales for the first quarter of fiscal 2000 compared to 26.9% for the first quarter of fiscal 1999. The increase was primarily due to increased marketing costs related to the rollout of the new water sports line and West Advantage customer loyalty programs.

Interest expense was $1.7 million in both the quarters ended April 1, 2000 and April 3,1999. Lower average borrowings in the first quarter of 2000 were offset by higher interest rates compared to the same period a year ago.

Liquidity and Capital Resources
-------------------------------

At the end of the first quarter of 2000, the Company had outstanding a $40.0 million senior guarantee note which matures on December 23, 2004, with the first annual principal payment of $8.0 million due on December 23, 2000. This note is unsecured and contains certain amended restrictive covenants including required fixed charge coverage and debt to capitalization ratios, and minimum net worth. The note currently bears interest at the rate of 7.6%.

At the end of the first quarter of 2000, the Company had available a $80.0 million credit line which expires January 2, 2003. Depending on the Company's election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor of up to 2.25%. At the end of the first quarter of 2000, borrowings from the credit line were $62.5 million bearing interest at rates ranging from 7.5% to 9.0%. In addition, the Company had available a $2.0 million revolving line of credit with a bank, expiring January 2, 2003. The line bears interest at the bank's reference rate (9.0% at the end of first quarter of 2000) and has a ten day paydown requirement. At the end of the first quarter of 2000, no amounts were outstanding under this line of credit.

The Company's primary sources of capital are income from operations and bank borrowings. In the first quarter of fiscal 2000 the Company's primary source of capital was from bank borrowings. Net cash used by operating activities for the first quarter of fiscal 2000 amounted to $11.8 million, consisting primarily of a $21.3 million increase in inventory, a $1.8 million increase in accounts receivable and $3.4 million increase in prepaid expenses. These amounts were partially offset by a $9.8 million increase in accounts payable, $3.9 million of depreciation and amortizaton and a $3.6 million increase in accrued expenses.

Net cash used in investing activities during the first quarter of fiscal 2000 was $6.4 million, compared to $4.2 million a year ago, primarily related new computer systems and new store construction and remodels. Net cash provided by financing activities during the first quarter of fiscal 2000 was $22.9 million, consisting primarily of $23.0 million of proceeds from the Company's line of credit.

In the opinion of management, cash flows from operations in the first quarter of fiscal 2000 in conjunction with the Company's borrowing agreements will be sufficient to fund the Company's operations throughout 2000.

Segment Information
-------------------

The Company has three divisions (Stores, Catalog, and Wholesale ("Port Supply") which all sell after-market recreational boating supplies directly to customers. The customer base overlaps between Stores and Port Supply, and between Stores and Catalog. All processes for all divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity, and customer delivery.

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

                                                                           13 Weeks            13 Weeks
                                                                             Ended              Ended
                                                                            April 1,           April 3,
                                                                              2000               1999
                                                                         ---------------     -------------
Net sales:
    Stores                                                                       $75,144           $73,674
    Other                                                                         20,118            19,898
                                                                         ---------------     -------------
        Consolidated net sales                                                   $95,262           $93,572
                                                                         ---------------     -------------
Contribution:
    Stores                                                                       $ 3,230           $ 2,558
    Other                                                                          3,337             3,097
                                                                         ---------------     -------------
        Consolidated contribution                                                $ 6,567           $ 5,655
                                                                         ---------------     -------------

Reconciliation of consolidated contribution to net loss:
Consolidated contribution                                                        $ 6,567           $ 5,655
  Less:
    Cost of goods sold not included in consolidated contribution                  (4,355)           (4,532)
    General and administrative expense                                            (4,935)           (4,120)
    Interest expense                                                              (1,716)           (1,711)
    Income tax benefit                                                             1,819             1,930
                                                                         ---------------     -------------
      Net loss                                                                   $(2,620)          $(2,778)
                                                                         ===============     =============



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

The Company's operations could be adversely affected if unseasonably cold weather, prolonged winter conditions or extraordinary amounts of rainfall were to occur during the peak boating season in the second and third quarters. In addition, the Company's Catalog division has faced market share erosion in areas where Stores have been opened by either the Company or it's competitors. Management expects this trend to continue. The Company's growth has been fueled principally by the Company's store operations. The Company's continued growth depends to a significant degree on its ability to continue to expand it's operations through the opening of new Stores and to operate these Stores profitably, as well as increasing net sales at its existing Stores. The Company's planned expansion is subject to a number of factors, including the adequacy of the Company's capital resources and the Company's ability to locate suitable store sites and negotiate acceptable lease terms; to hire, train and integrate employees; and to successfully adapt its distribution and other operations systems.

The market for recreational water sports and boating supplies is highly competitive. The Company's gross profit may be impacted by competitors' pricing policies.

Additional factors which may affect the Company's financial results include inventory management issues, the impact of e-commerce, fluctuations in consumer spending on recreational boating supplies, environmental regulations, demand for and acceptance of the Company's products, and other risk factors disclosed from time to time in the Company's SEC filings.

                          PART II. OTHER INFORMATION



Item 5. Exhibits and reports on Form 8-K.

     (a)  Exhibits

          10.18.1   First Amendment to Credit Agreement Dated January 13, 2000

          27        Financial Data Schedule


     (b)  Exhibits and Reports on Form 8-K

          No reports on Form 8-K have been filed for the period being reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 9, 2000               WEST MARINE, INC.
       -----------


                                 By:  /s/ John Edmondson
                                      ------------------
                                      John Edmondson
                                      President and Chief Executive Officer


                                 By:  /s/ Russell Solt
                                      ----------------
                                      Russell Solt
                                      Sr. Vice President, and Chief Financial
                                      Officer