Form 10-Q
period 2000-07-01
WEST MARINE INC
filed 2000-08-15
CIK 912833

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ACT OF 1934

                      For the quarter ended July 1, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission file number 0-22515

                               WEST MARINE, INC.
            (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                      77-035-5502
   -------------------------------                      -------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)


  500 Westridge Drive, Watsonville, CA                       95076-4100
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)


      Registrant's Telephone Number, Including Area Code:  (831) 728-2700

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

Yes                No
         ---               ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 29, 2000, the number of shares outstanding of the registrant's common stock was 17,262,496.

                                     Index

Part I

        Financial Statements...............................................   2

        Notes to Condensed Consolidated Financial Statements...............   5

        Management's Discussion and Analysis of Financial Conditions
          and Results of Operations........................................   6

Part II

        Other Information...................................................  9

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

                                                                 July 1,              July 3,               January 1,
                                                                  2000                 1999                   2000
                                                                --------             --------               ---------
ASSETS

Current assets:
   Cash                                                         $ 10,360             $ 11,256               $  3,231
   Accounts receivable, net                                        8,107                8,091                  5,101
   Merchandise inventories, net                                  183,717              168,360                165,838
   Prepaid expenses and other current assets                      12,691               11,320                  9,029
                                                                --------             --------               --------
      Total current assets                                       214,875              199,027                183,199

Property and equipment, net                                       71,413               62,847                 66,036
Intangibles and other assets, net                                 37,088               41,357                 37,625
                                                                --------             --------               --------
      Total assets                                              $323,376             $303,231               $286,860
                                                                ========             ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $ 52,378             $ 50,593               $ 30,810
   Accrued expenses                                               19,957               18,317                  9,828
   Deferred income tax current liability                           3,333                3,263                  3,333
   Line of credit and current portion of long-term debt            8,430                1,364                  8,689
                                                                --------             --------               --------
      Total current liabilities                                   84,098               73,537                 52,660

Long-term debt                                                    67,478               69,108                 71,843
Deferred items and other non-current obligations                   2,640                2,253                  2,460
                                                                --------             --------               --------
      Total liabilities                                          154,216              144,898                126,963

Stockholders' equity:
   Preferred stock, $.001 par value: 1,000,000
      shares authorized; no shares outstanding                         -                    -                      -
   Common stock, $.001 par value: 50,000,000 shares
      authorized; issued and outstanding: 17,262,466
      at July 1, 2000 and 17,190,274 at January 1, 2000               17                   17                     17
   Additional paid-in capital                                    107,541              106,435                107,015
   Retained earnings                                              61,602               51,881                 52,865
                                                                --------             --------               --------
      Total stockholders' equity                                 169,160              158,333                159,897
                                                                --------             --------               --------
      Total liabilities and stockholders' equity                $323,376             $303,231               $286,860
                                                                ========             ========               ========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share and store data)

                                                    13 Weeks           13 Weeks           26 Weeks           26 Weeks
                                                     Ended              Ended              Ended              Ended
                                                    July 1,            July 3,            July 1,            July 3,
                                                     2000               1999               2000               1999
                                                -------------      -------------      -------------      -------------
Net sales                                            $183,344           $176,867           $278,606           $270,439
Cost of goods sold, including buying
    and occupancy                                     126,302            123,826            198,341            195,270
                                                -------------      -------------      -------------      -------------
Gross profit                                           57,042             53,041             80,265             75,169
Selling, general and administrative expense            36,218             33,687             62,164             58,812
                                                -------------      -------------      -------------      -------------
Income from operations                                 20,824             19,354             18,101             16,357
Interest expense                                        1,579              1,549              3,295              3,260
                                                -------------      -------------      -------------      -------------
Income before income taxes                             19,245             17,805             14,806             13,097
Income tax expense                                      7,891              7,300              6,072              5,370
                                                -------------      -------------      -------------      -------------
Net Income                                           $ 11,354           $ 10,505           $  8,734           $  7,727
                                                =============      =============      =============      =============

Net income per common and common
    equivalent shares:
        Basic                                           $0.66              $0.62              $0.51              $0.45
                                                =============      =============      =============      =============
        Diluted                                         $0.65              $0.60              $0.50              $0.44
                                                =============      =============      =============      =============

Weighted average common and common
    equivalent shares outstanding:
        Basic                                          17,223             17,070             17,218             17,036
                                                =============      =============      =============      =============
        Diluted                                        17,536             17,651             17,582             17,551
                                                =============      =============      =============      =============

Stores open at end of period                              233                225                233                225

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                                 26 Weeks            26 Weeks
                                                                                  Ended                Ended
                                                                                 July 1,              July 3,
                                                                                  2000                 1999
                                                                            ---------------      --------------
OPERATING ACTIVITIES:
Net income                                                                         $  8,734            $  7,727
Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization                                                    7,888               7,107
     Gain (loss) on sale of assets                                                        0                   2
     Provision for doubtful accounts                                                    136                 342

     Compensation expense related to stock benefit plan                                   0                 125

     Changes in assets and liabilities:
          Accounts receivable                                                        (3,142)             (3,774)
          Merchandise inventories, net                                              (17,879)             (8,291)
          Prepaid expenses and other current assets                                  (3,662)                254
          Other assets                                                                  (40)                 31
          Accounts payable                                                           21,568              26,834
          Accrued expenses                                                           10,129              13,838
          Deferred items                                                                180                 198
                                                                            ---------------      --------------
               Net cash provided by operating activities                             23,912              44,393
                                                                            ---------------      --------------

INVESTING ACTIVITIES
Purchases of property and equipment                                                 (12,685)             (9,125)
                                                                            ---------------      --------------

FINANCING ACTIVITIES:
Net payments on line of credit                                                       (4,200)            (24,500)
Net repayments on long-term debt                                                       (424)             (1,179)
Sale of common stock pursuant to associate stock purchase plan                          363                 455
Proceeds from exercise of stock options                                                 163                 188
                                                                            ---------------      --------------
               Net cash used by financing activities                                 (4,098)            (25,036)
                                                                            ---------------      --------------

NET INCREASE IN CASH                                                                  7,129              10,232

CASH AT BEGINNING OF PERIOD                                                           3,231               1,024
                                                                            ---------------      --------------
CASH AT END OF PERIOD                                                              $ 10,360            $ 11,256
                                                                            ===============      ==============

See notes to condensed consolidated financial statements.

                               WEST MARINE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             Twenty-Six Weeks Ended July 1, 2000 and July 3, 1999
                                  (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. ("West Marine" or the "Company") without audit, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position at July 1, 2000 and July 3, 1999; and the interim results of operations and cash flows for the 13-week and the 26-week periods then ended. The condensed consolidated balance sheet at January 1, 2000, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended, included in the Company's annual report on Form 10-K. The results of operations for the 13-week and the 26- week periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - Accounting Policies

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. This statement is effective for the Company beginning in the year 2001. The Company believes adoption of this statement will not have a material impact on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the Company's quarter ended December 30, 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management does not believe that the adoption of the provisions of SAB 101 will have a material impact on the Company's income statement presentation, operating results or financial position.

NOTE 3 - Segment Information

The Company has three divisions (Stores, Catalog, and Wholesale ("Port Supply") which all sell after market recreational boating supplies directly to customers. The customer base overlaps between Stores and Port Supply, and between Stores and Catalog. All processes for all divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity, and customer delivery.

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

                                                                             26 Weeks          26 Weeks
                                                                              Ended             Ended
                                                                             July 1,           July 3,
                                                                              2000               1999
                                                                         --------------     -------------
Net sales:
    Stores                                                                     $229,674          $220,131
    Other                                                                        48,932            50,308
                                                                         --------------     -------------
        Consolidated net sales                                                 $278,606          $270,439
                                                                         ==============     =============
Contribution:
    Stores                                                                     $ 34,415          $ 30,235
    Other                                                                         8,154             8,235
                                                                         --------------     -------------
        Consolidated contribution                                              $ 42,569          $ 38,470
                                                                         ==============     =============

Reconciliation of consolidated contribution to net loss:
Consolidated contribution                                                      $ 42,569          $ 38,470

  Less:
    Cost of goods sold not included in consolidated contribution                (13,102)          (13,326)
    General and administrative expense                                          (11,366)           (8,787)
    Interest expense                                                             (3,295)           (3,260)
    Income tax expense                                                           (6,072)           (5,370)
                                                                         --------------     -------------
      Net income                                                               $  8,734          $  7,727
                                                                         ==============     =============

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

The Company's operations could be adversely affected if unseasonably cold weather, prolonged winter conditions or extraordinary amounts of rainfall were to occur during the peak boating season. In addition, the Company's Catalog division has faced market share erosion in areas where Stores have been opened by either the Company or its competitors. Management expects this trend to continue. The Company's growth has been fueled principally by the Company's store operations. The Company's continued growth depends to a significant degree on its ability to continue to expand its operations through the opening of new Stores and to operate these Stores profitably, as well as increasing net sales at its existing Stores.

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

General
-------

West Marine is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. The Company has three divisions (Stores, Wholesale ("Port Supply"), and Catalog), which all sell after-market recreational boating supplies directly to customers. Currently, the Company offers its products through 233 stores in 38 states and through catalogs, which it distributes several times each year. The Company's business strategy is to offer an extensive selection of high-quality marine supplies and apparel to the recreational after-market for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment emphasizing customer service and technical assistance. The Company is also engaged, through its Port Supply business line and its stores, in the wholesale distribution of products to commercial customers and other retailers.

All references to the second quarter and first six months of fiscal 2000 refer to the 13-week and 26-week periods, respectively, ended July 1, 2000 and all references to the second quarter and first six months of 1999 refer to the 13-week and 26-week periods, respectively, ended July 3, 1999.

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

Results of Operations
---------------------

Net sales increased $6.4 million, or 3.7%, to $183.3 million for the second quarter of fiscal 2000, compared to $176.9 million for the second quarter of fiscal 1999, primarily due to increases in net sales in the Company's Stores division. Stores net sales were $154.5 million for the second quarter of fiscal 2000, an increase of $8 million, or 5.5%, over the $146.5 million recorded for the same period a year ago. Net sales in new stores opened since the second quarter 1999 and remodeled stores not included in comparable sales were $6.1 million. Net sales from comparable stores increased 1.4%, or $1.9 million.
Sales recorded by Port Supply increased by $0.2 million, or 1.5%, to $14.0 million for the second quarter of fiscal 2000, compared to $13.8 million for the second quarter of fiscal 1999. Catalog sales decreased by $1.9 million, or 11.8%, to $14.4 million for the second quarter of fiscal 2000, compared to $16.3 million for the second quarter of fiscal 1999. Stores, Port Supply, and Catalog net sales represented 84.3%, 7.7%, and 7.9%, respectively, of the Company's net sales for the second quarter of fiscal 2000, compared to 82.8%, 7.8%, and 9.2%, respectively, of the Company's net sales for the second quarter of fiscal 1999. The Company also recorded net sales from its insurance program, which represented less than 1.0% of the Company's net sales for the second quarter of fiscal 2000 and 1999.

The Company recorded net sales of $278.6 million for the first six months of fiscal 2000, an increase of $8.2 million, or 3.0%, over net sales of $270.4 million recorded for the same period a year ago. The increase in net sales was primarily due to increases in net sales in the Company's Stores and Port Supply divisions. Store net sales were $229.7 million for the first six months of fiscal 2000, an increase of $9.7 million, or 4.4%, over the $220 million recorded for the same period in fiscal 1999. Net sales in new stores opened since the first six months of fiscal 1999 and remodeled stores not included in comparable sales were $8.6 million. Net sales from comparable stores increased 0.5%, or $1.1 million, compared to the same period a year ago. Sales recorded by Port Supply increased by $0.7 million, or 2.8%, to $25.6 million for the first six months of fiscal 2000, over the $24.9 million the same period a year ago. Catalog sales decreased $2.3 million, or 9.0%, to $22.8 million for the first six months of fiscal 2000. Stores, Port Supply and Catalog net sales represented 82.4%, 9.2% and 8.2% respectively, of the Company's net sales for the first six months of fiscal 2000, compared to 81.4%, 9.2% and 9.3%, respectively of the Company's net sales for the first six months of fiscal 1999. Catalog sales decreased in both periods due to market share erosion in areas where stores have been opened by either the Company or its competitors. Net sales from the Company's insurance program represented less than 1% of net sales for the first six months of fiscal 2000 and 1999.

The Company's gross profit increased by $4.0 million, or 7.5%, to $57.0 million for the second quarter of fiscal 2000, compared to $53.0 million for the second quarter of 1999. Gross profit represented 31.1% of net sales in the second quarter of fiscal 2000, compared to 30.0% in the same period a year ago.

The Company's gross profit was $80.3 million for the first six months of fiscal 2000, an increase of $5.1 million, or 6.8%, over the gross profit of $75.2 million for the same period a year ago. Gross profit represented 28.8% of net sales in the first six months of fiscal 2000, compared to 27.8% in the same period a year ago. The increase in gross profit as a percentage of sales for the second quarter of fiscal 2000 and for the first six months of fiscal 2000 was primarily due to a shift to more profitable products.

Selling, general, and administrative expenses increased by $2.5 million, or 7.5%, to $36.2 million for the second quarter of fiscal 2000 compared to the similar period a year ago. Selling, general, and administrative expenses represented 19.8% of net sales for the second quarter of fiscal 2000 compared to 19.0% for the second quarter of fiscal 1999. For the first six months of fiscal 2000, selling, general and administrative expenses increased $3.4 million, or 5.7%, to $62.2 million for the same period a year ago. Selling, general and administrative expenses increased to 22.3% of net sales for the first six months of 2000, compared to 21.7% for the first six months of 1999. The increase in both periods is primarily due to increased marketing costs related to the rollout of the new water sports line and West Advantage customer loyalty programs.

Interest expense was $1.6 million in the second quarter ended July 1, 2000, an increase of $0.1 million over the same period a year ago. Interest expense for the first six months of fiscal 2000 was $3.3 million in both periods ended July 1, 2000 and July 3, 1999. Lower average borrowings were offset by higher interest rates in the 13-week and 26-week periods ended July 1, 2000.

Liquidity and Capital Resources
-------------------------------

At the end of the second quarter of fiscal 2000, the Company had outstanding a $40.0 million senior guarantee note, which matures on December 23, 2004, with the first annual principal payment of $8.0 million due on December 23, 2000. This note is unsecured and contains certain amended restrictive covenants including required fixed charge coverage and debt to capitalization ratios, and minimum net worth. The note currently bears interest at the rate of 7.6%.

At July 1, 2000, the Company had available a $80.0 million credit line which expires January 2, 2003. Depending on the Company's election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor of up to 2.25%. At July 1, 2000, borrowings from the credit line were $35.3 million bearing interest at rates ranging from 8.125% to 8.25%. In addition, the Company had available a $2.0 million revolving line of credit with a bank, expiring January 2, 2003. The line bears interest at the bank's reference rate (9.5% at the end of second quarter of 2000) and has a ten-day paydown requirement. At July 1, 2000, no amounts were outstanding under this line of credit.

The Company's primary sources of liquidity are income from operations and bank borrowings. In the first six months of fiscal 2000 the Company's source of liquidity was from operations. Net cash provided by operating activities for the first six months of fiscal 2000 amounted to $23.9 million, consisting primarily of a $21.6 million increase in accounts payable, a $10.1 million increase in accrued expenses payable and $8.7 million in net income. These amounts were partially offset by an $17.9 million increase in merchandise inventories, $3.7 million increase in prepaid expenses and a $3.1 million in account receivable. The increase in accounts payable and inventories is primarily attributable to positioning the Company for third quarter sales.

Net cash used in investing activities for the first six months of fiscal 2000 was $12.7 million, compared to $9.1 million a year ago, primarily related to the capitalization of new computer systems and new store construction and remodels. Net cash used in financing activities during the first six months of fiscal 2000 was $4.1 million, consisting primarily of $4.2 million of payments on the Company's line of credit offset by other borrowing activity.

In the opinion of management, cash flows from operations and borrowings under the Company's credit agreements will be sufficient to fund the Company's operations throughout 2000.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        (a)     The annual meeting of stockholders was held on May 10, 2000.

        (b)     The following directors were elected at the meeting:

                Randolph K. Repass
                John Edmondson
                Richard E. Everett
                James P. Curley
                Geoffrey A. Eisenberg
                David McComas
                Walter Scott
                Henry Wendt

                The foregoing constitute all members of the Board of Directors of the Company.

        (c) At the annual meeting, the stockholders voted to approve a proposal to amend the Associates Stock Buying Plan to increase the number of shares authorized for issuance thereunder by 400,000.

                Set forth below is a tabulation with respect to the matters voted on at the meeting:

                                          Against or                     Broker
                                  For      Withheld    Abstentions     Non-Votes
                                  ---     ----------   -----------     ---------
Proposal to amend the
  Associates Stock Buying
  Plan......................   15,657,934    142,868        10,165     1,391,000


                                  For Nominee               Withheld
                                  -----------               --------
Randolph K. Repass                 15,757,239                 53,728
John Edmondson                     15,756,742                 54,225
Richard E. Everett                 15,740,617                 70,350
James P. Curley                    15,757,675                 53,292
Geoffrey A. Eisenberg              15,753,538                 57,429
David McComas                      15,757,475                 53,492
Walter Scott                       15,572,175                238,792
Henry Wendt                        15,758,339                 52,628


Item 5. Exhibits and reports on Form 8-K.

        (a)  Exhibits

        10.18.2  Second Amendment to Credit Agreement Dated January 13, 2000

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


Date:   August 15, 2000     WEST MARINE, INC.
        ---------------


                            By:  /s/ John Edmondson
                                ---------------------------------------
                                John Edmondson
                                President and Chief Executive Officer


                            By:  /s/ Russell Solt
                                ---------------------------------------
                                Russell Solt
                                Sr. Vice President, and Chief Financial Officer