Form 10-Q
period 2000-09-30
WEST MARINE INC
filed 2000-11-14
CIK 912833

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ACT OF 1934

                   For the quarter ended September 30, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At October 28, 2000, the number of shares outstanding of the registrant's common stock was 17,268,337.

                                     Index


Part I

   Financial Statements...............................................   2

   Notes to Condensed Consolidated Financial Statements...............   5

   Management's Discussion and Analysis of Financial Conditions
    and Results of Operations.........................................   6

Part II

   Other Information...................................................  9


Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)


                                                                September 30,   October 2,   January 1,
                                                                      2000         1999         2000
                                                                 -----------    ----------   ----------

ASSETS

Current assets:
   Cash                                                              $  5,281     $  4,538     $  3,231
   Accounts receivable, net                                             5,899        6,203        5,101
   Merchandise inventories, net                                       180,391      160,005      165,838
   Prepaid expenses and other current assets                            8,267       11,122        9,029
                                                                     --------     --------     --------
      Total current assets                                            199,838      181,868      183,199

Property and equipment, net                                            71,960       65,455       66,036
Intangibles and other assets, net                                      36,725       40,989       37,625
                                                                     --------     --------     --------
      Total assets                                                   $308,523     $288,312     $286,860
                                                                     ========     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $ 47,535     $ 34,957     $ 30,810
   Accrued expenses                                                    16,800       17,289        9,828
   Deferred income tax current liability                                3,333        3,263        3,333
   Line of credit and current portion of long-term debt                 8,430        1,003        8,689
                                                                     --------     --------     --------
      Total current liabilities                                        76,098       56,512       52,660

Long-term debt                                                         56,326       67,877       71,843
Deferred items and other non-current obligations                        2,709        2,362        2,460
                                                                     --------     --------     --------
      Total liabilities                                               135,133      126,751      126,963

Stockholders' equity:
   Preferred stock, $.001 par value: 1,000,000
      shares authorized; no shares outstanding                              -            -            -
   Common stock, $.001 par value: 50,000,000 shares
      authorized; issued and outstanding: 17,267,397 at
      September 30, 2000 and 17,190,274 at January 1, 2000                 17           17           17
   Additional paid-in capital                                         107,579      106,578      107,015
   Retained earnings                                                   65,794       54,966       52,865
                                                                     --------     --------     --------
      Total stockholders' equity                                      173,390      161,561      159,897
                                                                     --------     --------     --------
      Total liabilities and stockholders' equity                     $308,523     $288,312     $286,860
                                                                     ========     ========     ========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share and store data)



                                                   13 Weeks        13 Weeks        39 Weeks        39 Weeks
                                                     Ended           Ended           Ended           Ended
                                                 September 30,   September 30,   September 30,   September 30,
                                                      2000            1999            2000            1999
                                                 -------------   -------------   -------------   -------------

Net sales                                             $137,728        $128,888        $416,333        $399,327
Cost of goods sold, including buying
 and occupancy                                          99,460          93,377         297,801         288,647
                                                 -------------   -------------   -------------   -------------
Gross profit                                            38,268          35,511         118,532         110,680
Selling, general and administrative expense             29,998          29,164          92,161          87,976
                                                 -------------   -------------   -------------   -------------
Income from operations                                   8,270           6,347          26,371          22,704
Interest expense                                         1,165           1,118           4,460           4,378
                                                 -------------   -------------   -------------   -------------
Income before income taxes                               7,105           5,229          21,911          18,326
Income tax expense                                       2,913           2,144           8,985           7,514
                                                 -------------   -------------   -------------   -------------
Net Income                                            $  4,192        $  3,085        $ 12,926        $ 10,812
                                                 =============   =============   =============   =============

Net income per common and common
 equivalent shares:
  Basic                                                  $0.24           $0.18           $0.75           $0.63
                                                 =============   =============   =============   =============
  Diluted                                                $0.24           $0.18           $0.74           $0.62
                                                 =============   =============   =============   =============

Weighted average common and common
 equivalent shares outstanding:
  Basic                                                 17,265          17,111          17,234          17,061
                                                 =============   =============   =============   =============
  Diluted                                               17,581          17,598          17,579          17,568
                                                 =============   =============   =============   =============

Stores open at end of period                               232             227             232             227


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


                                                                       39 Weeks         39 Weeks
                                                                        Ended            Ended
                                                                    September 30,    September 30,
                                                                         2000             1999
                                                                    -------------    -------------
OPERATING ACTIVITIES:
Net income                                                               $ 12,926         $ 10,812
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                                            11,972           10,657
  Gain (Loss) on sale of assets                                                 0              (17)
  Provision for doubtful accounts                                             240              456
  Compensation expense related to stock benefit plan                            0              138

  Changes in assets and liabilities:
   Accounts receivable                                                     (1,038)          (1,999)
   Merchandise inventories, net                                           (14,553)              64
   Prepaid expenses and other current assets                                  761              452
   Other assets                                                                34               92
   Accounts payable                                                        16,725           11,198
   Accrued expenses                                                         6,972           12,859
   Deferred items                                                             249              307
                                                                    -------------    -------------
    Net cash provided by operating activities                              34,288           45,019
                                                                    -------------    -------------

INVESTING ACTIVITIES:
Purchases of property and equipment                                       (17,026)         (14,958)
                                                                    -------------    -------------

FINANCING ACTIVITIES:
Net payments on line of credit                                            (15,200)         (25,600)
Net repayments on long-term debt                                             (576)          (1,670)
Sale of common stock pursuant to associate stock purchase plan                363              455
Proceeds from exercise of stock options                                       201              268
                                                                    -------------    -------------
    Net cash used by financing activities                                 (15,212)         (26,547)
                                                                    -------------    -------------

NET INCREASE IN CASH                                                        2,050            3,514

CASH AT BEGINNING OF PERIOD                                                 3,231            1,024
                                                                    -------------    -------------
CASH AT END OF PERIOD                                                    $  5,281         $  4,538
                                                                    =============    =============

See notes to condensed consolidated financial statements.

                               WEST MARINE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Thirty-Nine Weeks Ended September 30, 2000 and October 2, 1999
                                  (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. ("West Marine" or the "Company") without audit, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position at September 30, 2000 and October 2, 1999; and the interim results of operations and cash flows for the 13-week and the 39-week periods then ended.
The condensed consolidated balance sheet at January 1, 2000, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended, included in the Company's annual report on Form 10-K. The results of operations for the 13-week and the 39-week periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - Segment Information

The Company has three divisions (Stores, Wholesale ("Port Supply"), and Catalog) which all sell after market recreational boating supplies directly to customers. The customer base overlaps between Stores and Port Supply, and between Stores and Catalog. All processes for all divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity, and customer delivery.

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

                                                                         39 Weeks       39 Weeks
                                                                          Ended           Ended
                                                                      September 30,    October 2,
                                                                           2000           1999
                                                                      -------------    -----------

Net sales:
    Stores                                                                 $346,509      $326,243
    Other                                                                    69,824        73,084
                                                                      -------------    ----------
        Consolidated net sales                                             $416,333      $399,327
                                                                       ============    ==========
Contribution:
    Stores                                                                 $ 52,927      $ 45,663
    Other                                                                    10,661        11,716
                                                                      -------------    ----------
        Consolidated contribution                                          $ 63,588      $ 57,379
                                                                       ============    ==========

Reconciliation of consolidated contribution to net income:
Consolidated contribution                                                  $ 63,588      $ 57,379

  Less:
    Cost of goods sold not included in consolidated contribution            (20,805)      (21,094)
    General and administrative expense                                      (16,412)      (13,581)
    Interest expense                                                         (4,460)       (4,378)
    Income tax expense                                                       (8,985)       (7,514)
                                                                      -------------    ----------
      Net income                                                           $ 12,926      $ 10,812
                                                                       ============    ==========

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

General
-------

West Marine is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. The Company has three divisions (Stores, Wholesale ("Port Supply"), and Catalog), which all sell after-market recreational boating supplies directly to customers. Currently, the Company offers its products through 232 stores in 38 states and through catalogs, which it distributes several times each year. The Company's business strategy is to offer an extensive selection of high-quality marine supplies and apparel to the recreational after-market for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment emphasizing customer service and technical assistance. The Company is also engaged, through its Port Supply business line and its stores, in the wholesale distribution of products to commercial customers and other retailers.

All references to the third quarter and first nine months of fiscal 2000 refer to the 13-week and 39-week periods, respectively, ended September 30, 2000 and all references to the third quarter and first nine months of 1999 refer to the 13-week and 39-week periods, respectively, ended October 2, 1999.

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

Results of Operations
---------------------

Net sales increased $8.8 million, or 6.9%, to $137.7 million for the third quarter of fiscal 2000, compared to $128.9 million for the third quarter of fiscal 1999, primarily due to increases in net sales in the Company's Stores division, offset in part by decreases in port supply and catalog net sales. Stores net sales were $116.8 million for the third quarter of fiscal 2000, an increase of $10.7 million, or 10.1%, over the $106.1 million recorded for the same period a year ago. During the third quarter of fiscal 2000, the Company opened one store and closed two stores. Net sales in new stores opened since the third quarter 1999 and remodeled stores not included in comparable sales were $3.3 million. Net sales from comparable stores increased 7.4%, or $7.4 million. Sales recorded by Port Supply decreased by $0.7 million, or 5.7%, to $11.1 million for the third quarter of fiscal 2000, compared to $11.8 million for the third quarter of fiscal 1999. Catalog sales decreased by $1.2 million, or 11.5%, to $9.5 million for the third quarter of fiscal 2000, compared to $10.8 million for the third quarter of fiscal 1999. Catalog sales in fiscal 2000 declined in part due to a reduction of the number of catalogs mailed to unprofitable customers. Stores, Port Supply, and Catalog net sales represented 84.8%, 8.1%, and 6.9%, respectively, of the Company's net sales for the third quarter of fiscal 2000, compared to 82.3%, 9.1%, and 8.4%, respectively, of the Company's net sales for the third quarter of fiscal 1999. The Company also recorded net sales from its insurance program, which represented less than 1.0% of the Company's net sales for the third quarter of fiscal 2000 and 1999.

The Company recorded net sales of $416.3 million for the first nine months of fiscal 2000, an increase of $17.0 million, or 4.3%, over net sales of $399.3 million recorded for the same period a year ago. The increase in net sales was primarily due to increases in net sales in the Company's Stores division, offset in part by a decrease in net sales from the Company's catalog division. Store net sales were $346.5 million for the first nine months of fiscal 2000, an increase of $20.3 million, or 6.2%, over the $326.2 million recorded for the same period in fiscal 1999. During the first nine months of fiscal 2000, the Company opened eight new stores and closed three stores. Net sales in new stores opened since the first nine months of fiscal 1999 and remodeled stores not included in comparable sales were $12.0 million. Net sales from comparable stores increased 2.6%, or $8.3 million, compared to the same period a year ago. Sales recorded by Port Supply were unchanged at $36.7 million for the first nine months of fiscal 2000 and for the same period a year ago. Catalog sales decreased $3.5 million, or 9.8%, to $32.3 million for the first nine months of fiscal 2000. Stores, Port Supply and Catalog net sales represented 83.2%, 8.8% and 7.8% respectively, of the Company's net sales for the first nine months of fiscal 2000, compared to 81.7%, 9.2% and 9.0%, respectively of the Company's net sales for the first nine months of fiscal 1999. Catalog sales decreased in both periods due to market share erosion in areas where stores have been opened by either the Company or its competitors. Net sales from the Company's insurance program represented less than 1% of net sales for the first nine months of fiscal 2000 and 1999.

The Company's gross profit increased by $2.8 million, or 7.8%, to $38.3 million for the third quarter of fiscal 2000, compared to $35.5 million for the third quarter of 1999. Gross profit represented 27.8% of net sales in the third quarter of fiscal 2000, compared to 27.6% in the same period a year ago.

The Company's gross profit was $118.5 million for the first nine months of fiscal 2000, an increase of $7.9 million, or 7.1%, over the gross profit of $110.7 million for the same period a year ago. Gross profit represented 28.5% of net sales in the first nine months of fiscal 2000, compared to 27.7% in the same period a year ago. The increase in gross profit as a percentage of sales for the third quarter of fiscal 2000 and for the first nine months of fiscal 2000 was primarily due to a shift to more profitable products.

Selling, general, and administrative expenses increased by $0.8 million, or 2.9%, to $30.0 million for the third quarter of fiscal 2000 compared to the similar period a year ago. Selling, general, and administrative expenses represented 21.8% of net sales for the third quarter of fiscal 2000 compared to 22.6% for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, selling, general and administrative expenses increased $4.2 million, or 4.8%, to $92.2 million for the same period a year ago. Selling, general and administrative expenses increased to 22.2% of net sales for the first nine months of 2000, compared to 22.0% for the first nine months of 1999. The increase in both periods is primarily due to increased marketing dollar expenditures related to the rollout of the new water sports line and West Advantage customer loyalty programs.

Interest expense of $1.2 million in the third quarter ended September 30, 2000, an increase of less than $0.1 million over the same period a year ago. Interest expense for the first nine months of fiscal 2000 was $4.5 million for the first nine months of 2000, an increase of $0.1 million over the same period a year ago. Lower average borrowings were offset by higher interest rates in the 13-week and 39-week periods ended September 30, 2000.

Liquidity and Capital Resources
-------------------------------

At the end of the third quarter of fiscal 2000, the Company had outstanding a $40.0 million senior guarantee note, which matures on December 23, 2004, with the first annual principal payment of $8.0 million due on December 23, 2000. This note is unsecured and contains certain amended restrictive covenants including required fixed charge coverage and debt to capitalization ratios, and minimum net worth. The note currently bears interest at the rate of 7.6%.

At September 30, 2000, the Company had available a $80.0 million credit line which expires on January 2, 2003. Depending on the Company's election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor of up to 2.25%. At September 30, 2000, borrowings from the credit line were $24.3 million bearing interest at rates ranging from 8.6475% to 8.73%. In addition, the Company had available a $2.0 million revolving line of credit with a bank, expiring January 2, 2003. The line bears interest at the bank's reference rate (9.5% at the end of third quarter of 2000) and has a ten-day paydown requirement. At September 30, 2000, no amounts were outstanding under this line of credit.

The Company's primary sources of liquidity are income from operations and bank borrowings. In the first nine months of fiscal 2000 the Company's source of liquidity was from operations. Net cash provided by operating activities for the first nine months of fiscal 2000 amounted to $34.3 million, consisting primarily of a $16.7 million increase in accounts payable, a $7.0 million increase in accrued expenses payable and $12.9 million in net income. These amounts were partially offset by an $14.6 million increase in merchandise inventories and a $1.0 million increase in accounts receivable. The increase in accounts payable and inventories is primarily attributable to the early receipt of winter merchandise intended to position the Company for fourth quarter sales.

Net cash used in investing activities for the first nine months of fiscal 2000 was $17.0 million, compared to $15.0 million a year ago, primarily related to the capitalization of new computer systems and new store construction and remodels. Net cash used in financing activities during the first nine months of fiscal 2000 was $15.2 million, consisting primarily of $15.2 million of payments on the Company's line of credit.

In the opinion of management, cash flows from operations and borrowings under the Company's credit agreements will be sufficient to fund the Company's operations through 2001.

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


Date:   November 14, 2000             WEST MARINE, INC.
      -------------------------


                                      By:  /s/ John Edmondson
                                          -------------------------------------
                                          John Edmondson
                                          President and Chief Executive Officer


                                      By:  /s/ Russell Solt
                                          -------------------------------------
                                          Russell Solt
                                          Sr. Vice President and
                                          Chief Financial Officer