Form 10-K405
period 2000-12-30
WEST MARINE INC
filed 2001-03-29
CIK 912833

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the year ended
                               December 30, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At February 28, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $53,618,721. At February 28, 2001, the number of shares outstanding of registrant's Common Stock was 17,584,656.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                               TABLE OF CONTENTS

PART I
Item 1.       Business                                                                                        3

Item 2.       Properties                                                                                     10

Item 3.       Legal Proceedings                                                                              10

Item 4.       Submission of Matters to a Vote of Security Holders                                            10

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                          11

Item 6.       Selected Financial Data                                                                        11

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations          12

Item 8.       Financial Statements and Supplementary Data                                                    16

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure           34

PART III

Item 10.      Directors and Executive Officers of the Registrant                                             34

Item 11.      Executive Compensation                                                                         34

Item 12.      Security Ownership of Certain Beneficial Owners and Management                                 34

Item 13.      Certain Relationships and Related Transactions                                                 34

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               34

              Signatures                                                                                     35

              Exhibit Index                                                                                  37

                                    PART I

ITEM 1 - BUSINESS

General

West Marine, Inc. ("West Marine" or the "Company") is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. The Company has three divisions (Stores, Wholesale ("Port Supply"), and Catalog), which all sell aftermarket recreational boating supplies directly to customers. At year-end 2000, the Company offered its products through 233 stores in 38 states and in Puerto Rico, on the Internet (westmarine.com) and through catalogs which it distributes several times each year. The Company's business strategy is to offer an extensive selection of high quality marine supplies and apparel to the recreational aftermarket for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment emphasizing customer service and technical assistance. The Company is also engaged, through its Port Supply business line and its stores, in the wholesale distribution of products to commercial customers and other retailers.

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

Recent developments

The Company expanded its operations during 2000, opening nine new stores, and entered into the Caribbean market. Most of the new stores are located in year-round, coastal markets. The Company also remodeled thirteen stores, including four major expansions. All of the remodels incorporate features of the new prototype store opened last year in Point Richmond, California, which presents both merchandise and information visually for the consumer while enabling the stores' staff to efficiently serve a large volume of customers. Merchandise is arranged to enable customers to select everything needed to complete a project. The Company selectively closed three stores during 2000.

The Company continues to strengthen its offerings to powerboaters by more fully addressing on-water activities, including fishing.

In 2000, some stores were equipped with Internet access to the Company's web site, which offers almost 50,000 merchandise products focused on all boating segments. In addition, the Company believes the web site drives business to both the retail stores through the store locator and through the catalog. The site is dynamically updated on a daily basis with product, pricing and inventory changes.

Expansion strategy

Since opening its first store in 1975, the Company has grown through internal expansion and acquisitions, and operated 233 stores in 38 states at year-end 2000. As shown in the table below, the Company has achieved increasing geographic diversification within the United States in recent years. The following table sets forth, by geographic region, the number of stores open at the end of each of the following years:

                                       2000  1999  1998  1997  1996
                                       ----  ----  ----  ----  ----
West                                     44    43    39    35    27
Great Lakes                              32    33    29    24    18
Gulf Coast                               23    22    20    11     7
Northeast                                50    50    45    44    44
Mid-Atlantic                             34    33    33    24    11
Southeast                                50    46    46    46    44
                                       ----  ----  ----  ----  ----
Total                                   233   227   212   184   151
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

While the expansion plans of the Company are focused primarily on store operations, growth is also expected in the Port Supply and Catalog (which includes Internet) business lines. Port Supply added new delivery routes and hired additional field sales personnel and telemarketing associates to boost sales. Port Supply also opened its B2B Internet web site (portsupply.com) in June 2000.

Catalog continues to focus marketing efforts in geographic areas not served by the Company's stores, domestically as well as in Canada and certain other international locations.

The Company has one store located in Puerto Rico and has sales in other foreign countries through its catalog and the Internet. For the years ended 2000, 1999 and 1998, total sales outside of the United States represented less than three percent of net sales.

Merchandising

Merchandise sold by the Company can be divided into four general categories:

Marine Supplies and Sail Hardware. These products range from maintenance products to galley supplies and include brand name offerings, as well as "West Marine" private label merchandise. The Company will focus on basic marine hardware where it dominates in projects and applications. These are the largest combined categories in volume and gross profit dollars. During 2001, the Company plans to increase its merchandising efforts on these core categories, especially maintenance, electrical and plumbing supplies.

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

Water Sports, Fishing and Powerboating. West Marine continues to expand its selection of water sports, fishing, and powerboating categories. It is believed that this segment of the market represents a growth opportunity for the Company. West Marine substantially increased the number of water sports products in 2000, and plans to continue to adjust the category in 2001, including fishing and water sports.

The Company strives to maintain consistent in-stock availability of merchandise. An individual store's merchandise mix is tailored to respond to local market conditions and buying preferences. Any items stocked by the Company but not available in a particular store can be shipped to the customer, usually overnight, from either the distribution center or from the vendor. In addition, the Company's special orders department can acquire products that the Company does not normally stock. The Company has implemented extensive planning systems to provide forecasts to each of its key vendors.

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

Sourcing and purchasing

The Company purchased merchandise from more than 1,000 vendors during 2000 and achieved significant efficiencies through quantity purchases, advance deliveries and direct orders. West Marine offers many of the brands best known to its target customers. In 2000, no vendor accounted for more than 8% of the Company's merchandise purchases and the Company's 20 largest vendors accounted for approximately 39% of the Company's merchandise purchases. The Company deals with its suppliers on an order-by-order basis and has minimal long-term purchase contracts or other contractual assurances of continued supply or pricing.

The Company strives to maintain strong relationships with its vendors. The Company's buyers meet regularly with major vendors to stay abreast of new products, new technology and new pricing. In addition, West Marine conducts an annual program at which key vendors are encouraged to discuss their business and their relationship with the Company's key executives and buyers. The Company works closely with its vendors, frequently sharing information regarding market research and the Company's performance and goals. The Company also receives cooperative advertising allowances from certain vendors.

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

The Company's Senior Vice President of Merchandising oversees the purchasing of the Company's merchandise. This person supervises the Company's buyers, who are responsible for specific product categories, as well as for contracting the manufacture of private label merchandise and assuring its quality and delivery. The Company's Senior Vice President of Merchandise Planning and Allocation oversees a staff responsible for managing inventory levels in the distribution facilities and the stores, and for minimizing in-store out-of-stocks. Inventory managers are assisted by a sophisticated management information system that provides them with current inventory, price and volume information by SKU and recommended purchase quantities, allowing them to react quickly to market changes.

Customer service

The Company is committed to achieving "better than expected" customer satisfaction to encourage repeat business. To develop responsive, well-trained sales associates, the Company devotes significant resources to developing and implementing extensive employee training programs aimed at increasing product knowledge and responsiveness to customer needs. In addition, the Company provides a price-matching program, special order capabilities and a "no hassle" satisfaction guarantee that permits customers who are not completely satisfied to return an item for exchange, credit or refund. To educate customers on the latest developments in boating and product offerings, the Company conducts classes and seminars. Store managers, most of whom are drawn from the Company's sales associates and are avid boating enthusiasts, complete an intensive training program.

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

Site selection and store design

In conjunction with a leading retail architecture and design group, the Company has developed a new concept store that further advances the art and science of marine retailing. This new prototype presents both merchandise and information in a visually exciting way that is designed to make the shopping experience fun while enabling a minimal store staff to efficiently serve a large volume of customers. Key areas of the store feature signage, displays and detailed step-by-step instructions to lead customers through a logical selection process with or without a sales associate's assistance. The Company incorporated many of the features of this prototype store into the nine new stores and thirteen stores remodeled in 2000, and will continue to implement this concept in key markets where the design could have an impact on local competitors. During 2001, the Company plans to open seven new stores in higher volume coastal markets and remodel ten stores, including six expansions.

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

The Company's stores are conveniently located either near boat marinas or at central locations accessible to boaters. Stores are generally open seven days a week, including most holidays. Most stores have large, readily identifiable signage, easy access from major roads and adequate customer parking. The stores currently range in size from approximately 3,000 to 15,000 square feet. During 2001, the Company plans to open two destination superstores in the key markets of Southern California and Florida, one of which will feature over 24,000 square feet.

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

Store operations

The Company's stores are organized into three geographic regions with a regional manager responsible for each region. Regional managers report to the Chief Operating Officer. Each region is separated into districts, each with a district manager responsible for the store operations within his or her district. The Company's district managers frequently visit the stores within their respective geographic areas to monitor financial performance and ensure adherence to the Company's operating standards. The typical staff for a West Marine store consists of one store manager, an assistant store manager and between four and twenty additional hourly sales associates, many of whom work part-time. Store managers make all hiring decisions, monitor and respond to local competitive forces.

Store and district managers participate in an incentive plan that ties compensation awards to the achievement of specified store profits, group performance goals and overall Company profits. The Company advocates broad-based participation in its stock option plans and all associates and managers are eligible to receive option grants.

During 2000, West Marine hosted a private "boating equipment show" put on by 35 of the industry's most prominent vendors exclusively for more than 300 of the Company's key store management personnel. A first for the industry, this innovative training session provided a powerful opportunity for store management
and vendors to provide customers with product information.   The boat show is
just one aspect of "West Marine University", an intensive training program for store managers now in its 16th year. In addition to the Boat Show, managers participate in classroom sessions, role-playing exercises and have the opportunity to hear from speakers who have made significant contributions to the marine industry.

See Note 9 of the Notes to Consolidated Financial Statements set forth in "Item 8 -- Financial Statements and Supplementary Data" for certain financial information regarding the Stores business segment.

Other business lines

The Company believes that its Catalog business line has served as an effective marketing and advertising tool for the Company's store operations. The Company mails its master merchandise catalog throughout the world. This year, for the first time, the catalog consists of over 1,000 pages. In addition, smaller seasonal full-color catalogs and flyers are mailed monthly. The catalogs also provide technical information regarding product offerings. The Company rents mailing lists from boating magazines and other industry sources to better target customers with its catalog.

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

Port Supply was created to address a broader customer base and to take advantage of the Company's purchasing and distribution efficiencies. The Company distributed marine supplies to approximately 22,000 wholesale customers in 2000, including customers involved in boat sales, boat building, boat repair, yacht chartering and marine supply retailers who resell the items. In addition, Port Supply sells to industrial and government customers who use marine-related products.

The Company has addressed the growing significance of e-commerce in the marketplace with an Internet web site that targets all segments of boat enthusiasts. During 2000, the Company streamlined the layout and enhanced the visual appeal of its web site, and also dramatically increased the download speed. The web site is updated on a daily basis with any product, pricing and inventory changes. Orders are filled in the same manner as catalog orders. The web site includes online advisors, technical information areas, news, feature stories and other information of interest to boaters.

Additional service-oriented programs were implemented in 2000 to complement the Company's successful Boat Insurance program. The Company introduced an on-water Boat Towing program as well as a Boat Financing program. These services provide a complete one-stop source for customers. All three programs are featured on the Company's web site and supported by in-store merchandising displays. During 2001, the Company plans to introduce an extended service plan, which is expected to contribute significant revenue growth.

Distribution

The Company has two distribution centers. The West Coast distribution center is approximately 162,000 square feet and is located in Hollister, California. The East Coast distribution center is approximately 457,000 square feet and is located in Rock Hill, South Carolina. The distribution centers support all of West Marine's business units: Stores, Catalog (including Internet) and Port Supply.

Vendors ship products to one of the distribution centers where the merchandise is inspected, verified against the original purchase order, ticketed and repackaged for shipment to stores and customers. Both distribution centers use radio frequency devices for managing most activities. Various methods of transportation are used to ship products, including truck and air freight, as well as Company-owned trucks and vans. An inventory purchasing system maintains stock levels for each SKU in each distribution center. Normally, merchandise is sent to stores once a week. However, during certain seasonal periods, many stores receive more than one shipment per week.

Information systems

West Marine has deployed automated business systems that provide Company management with advanced tools and daily information on sales, gross margins and inventory levels. The Company utilizes an integrated software system that runs on multiple IBM AS/400 computers. This system has been designed to support all aspects of the business including Stores, Catalog (which includes Internet) and Port Supply sales with emphasis on improved productivity and reduced cost. Specific programs have focused on features to ensure accuracy and safeguard both data and material. All purchasing functions including planning are processed through a secondary software application that is fully integrated with the core system.

Each of the Company's stores is linked to the Company's headquarters through a proven, dedicated network that provides access to up-to-the-minute information and secure bi-directional communication for voice, inventory, pricing, credit card approval, sales and customer service functions. The point-of-sale system keeps a record, updated daily, of each merchandise item from receipt to sale. The system is designed to support the convergence of technologies supporting all areas of the Company's operations, including the Internet.

The Company believes that the systems it has deployed provide a competitive advantage and enable it to continually improve customer service, operational efficiency and management's ability to monitor critical performance factors.

During 2000, the Company reached agreement with a leading vendor of retail business-to-business exchange services to implement an Electronic Data Interchange (EDI) network with its vendors. By using the EDI solution to share information electronically, the Company and its vendors will be able to generate significant savings, increase efficiency and better manage inventories.

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

During 2000, the Company successfully launched a new customer loyalty points program. The West Advantage program enables customers to earn incentives in the form of Company gift certificates based on their purchase activity. The Company also successfully introduced a private-label credit card to its customers in 2000. This program rewards loyal customers and attracts new customers by offering the option of deferred billing on major purchases. The card is issued through a major bank and West Marine assumes minimal credit risk.

Competition

The retail market for marine supplies is highly competitive and the Company expects the level of competition to increase. The Company's stores compete with other national specialty marine supply stores such as Boat/U.S. and Boater's World. Many of these competitors have stores in the markets in which the Company now operates and in which it plans to expand. The Company also competes with a wide variety of local and regional specialty stores, sporting good stores and mass merchants. The Company also has a number of competitors in the Catalog and wholesale distribution of marine products. Certain of the Company's competitors have greater financial, marketing and other resources than the Company.

The principal factors of competition in the Company's marketplace are quality, availability, price, customer service, convenience, and access to a variety of merchandise. The Company believes that it competes successfully on the basis of all such factors.

Trademarks and service marks

The Company is the owner in the United States of the trademarks and service marks "West Marine" and "E&B Marine", among others. These marks are registered with the United States Patent and Trademark Office and in certain foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal.

As of December 30, 2000, the Company had 3,376 associates, of whom some 2,066 were full-time and 1,310 were part-time or temporary. A significant number of temporary associates were hired during the Company's peak selling seasons.

Executive officers

The following table sets forth information regarding the executive officers of the Company:

Name                       Age          Position
----                       ---          --------
John Edmondson             56           President and Chief Executive Officer
Richard E Everett          48           Chief Operating Officer
Russell Solt               53           Executive Vice President, Chief
                                          Financial Officer and Secretary

John Edmondson joined West Marine as President and Chief Executive Officer in November 1998. Mr. Edmondson was also elected a director of West Marine in November 1998. From 1992 to November 1998, Mr. Edmondson served first as Corporate Chief Operating Officer, and then as President and Chief Executive Officer, of World Duty Free Americas, Inc., a duty free retailer. Prior to joining World Duty Free Americas, Inc., Mr. Edmondson was General Manager of Marriott's Host Airport Merchandise and its Sports and Entertainment division. Mr. Edmondson began his career with Allied Stores' Maas. Bros./Jordan Marsh in 1965 and has held various senior management positions with several retailers.

Richard E Everett joined West Marine in 1980 and has served as Chief Operating Officer of the Company since 1995. Mr. Everett was elected President of Stores Division in 1998. He has also served as a director of West Marine since 1994. Prior to joining West Marine, Mr. Everett founded and operated a sailboat rigging company.

Russell Solt joined West Marine in January 2000 as Senior Vice President, Chief Financial Officer and Secretary. Mr. Solt was elected an Executive Vice President of the Company in March 2001. From 1995 to May 1999, Mr. Solt served first as Executive Vice President of Finance and Administration, and then as President, of Venture Stores, Inc., a discount retailer that filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in January 1998. From 1994 to 1995, Mr. Solt served as Chief Financial Officer of Williams-Sonoma, Inc., a specialty retailer.


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

At December 30, 2000, the Company's 233 stores included an aggregate of approximately 1.8 million square feet of space. The Company's stores are all leased, typically for a ten-year term, with options to renew for additional terms. In most cases, the Company pays a fixed rent. Substantially all of the leases require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any material litigation. From time to time, the Company has received notices alleging violations of California state environmental regulations relating to product warning label requirements. The Company has responded to these notices and does not believe that the resolution of these allegations will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

West Marine, Inc. common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol WMAR. The following table sets forth for the periods indicated, the high and low closing sales prices for the Company's common stock, as reported by the Nasdaq Stock Market.

                           First         Second         Third         Fourth
                          Quarter        Quarter       Quarter        Quarter
                          -------       ---------      --------       -------
2000 Stock trade price:
  High                    $10 1/2       $ 9 15/16      $ 9 1/2        $ 8 1/2
  Low                     $ 8 3/8       $ 6 1/2        $ 6 9/16       $ 3 1/2

1999 Stock trade price:
  High                    $13 1/16      $14 15/16      $13 7/8        $ 9
  Low                     $ 8 1/2       $ 8 5/16       $ 8            $ 7 9/16

As of February 28, 2001, there were approximately 6,603 holders of record of the Company's common stock.

West Marine has not paid any cash dividends on its common stock during the last two years and does not anticipate doing so in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

(in thousands, except per share and operating data)
-------------------------------------------------------------------------------------------------------------------------------
                                            2000           1999           1998           1997               1996
-------------------------------------------------------------------------------------------------------------------------------
Consolidated Income Statement Data:
Net sales (1)                             $508,364        $491,905       $454,115       $420,511          $327,777
Income from operations                      18,266(2)       20,395          8,665         29,116            21,156
Income before income taxes                  12,304(2)       14,765          2,594(3)      25,487            19,490(4)
Net income                                   7,391(2)        8,711          1,098(3)      15,173            11,566(4)
Net income per share:
    Basic                                 $   0.43(2)     $   0.51       $   0.06(3)    $   0.91          $   0.73(4)
    Diluted                               $   0.42(2)     $   0.50       $   0.06(3)    $   0.86          $   0.68(4)

Consolidated Balance Sheet Data:
Working capital                           $129,255        $130,539       $143,974       $149,242          $ 92,948
Total assets                               307,782         286,860        279,545        275,888           211,514
Long-term debt, net of current portion      66,500          71,843         94,367         92,960            37,997
Operating Data:
    Stores open at year-end                    233             227            212            184               151
    Comparable stores net sales increase       2.3%            1.8%           1.2%           5.0%              5.4%
-------------------------------------------------------------------------------------------------------------------------------

(1) Shipping and handling charges billed to customers were reclassified from Cost of Goods Sold to Net Sales in order to comply with the recently issued Financial Accounting Standards Board EITF 00-10: Accounting for Shipping and Handling Charges.
(2) Includes a $2.4 million pre-tax charge for costs related to uncollectible vendor receivables. The impact of this charge represents $0.08 per basic and diluted share.
(3) Includes a $3.3 million pre-tax charge for expenses related to the distribution center move in 1998. The impact of this charge represents $0.08 per basic and diluted share.
(4) Includes a $3.0 million pre-tax charge for expenses related to the integration of E&B Marine, Inc. in 1996. The impact of this charge represents $0.11 and $0.10 per basic and diluted share, respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

West Marine distributes its merchandise through three divisions, Stores (retail and wholesale), Catalog (retail and Internet), and Port Supply (wholesale). West Marine operated 233 stores in 38 states and in Puerto Rico as of December 30, 2000, compared to 227 stores in 38 states as of January 1, 2000. All references to 2000, 1999, and 1998 refer to the Company's fiscal years ended on December 30, 2000, January 1, 2000, and January 2, 1999, respectively. 2000, 1999 and 1998 were 52-week years.

Results of Operations

The following table sets forth certain income statement components expressed as a percent of sales:

                                                     2000    1999    1998
                                                     -----   -----   -----
Net sales                                            100.0%  100.0%  100.0%
Cost of goods sold including buying and occupancy     73.0%   73.5%   75.0%
                                                     -----   -----   -----
Gross profit                                          27.0%   26.5%   25.0%
Selling, general and administrative expenses          23.4%   22.4%   22.4%
Expenses related to distribution center move             -       -     0.7%
                                                     -----   -----   -----
Income from operations                                 3.6%    4.1%    1.9%
Interest expense                                       1.2%    1.1%    1.3%
                                                     -----   -----   -----
Income before income taxes                             2.4%    3.0%    0.6%
Provision for income taxes                             0.9%    1.2%    0.4%
                                                     -----   -----   -----
Net income                                             1.5%    1.8%    0.2%
                                                     =====   =====   =====

2000 Compared to 1999

West Marine's fiscal 2000 results reflect the initial success of some of the market development initiatives started two years ago. In 2000, West Marine achieved record net sales of $508.4 million, an increase of $16.5 million, or 3.3%, over net sales of $491.9 million in 1999. Net income of $7.4 million, or $0.42 per diluted share, in 2000 compares to net income of $8.7 million, or $0.50 per diluted share, in 1999. Results of operations for 2000 include a $2.4 million pre-tax charge ($1.5 million after-tax, or $0.08 per share) related to the writeoff of vendor receivables that were deemed uncollectible.

Net sales attributable to the Company's Stores division increased $22.3 million, or 5.6%, to $417.8 million in 2000, due to the launching of market development initiatives, including The West Advantage Program, a customer loyalty program, and a private-label credit card, and the addition of nine new stores, which contributed $8.8 million to net sales growth. Three stores were closed in 2000. Comparable store net sales increased $8.6 million, or 2.3%, in 2000.
Port Supply net sales decreased $0.4 million, or 0.9%, in 2000 primarily as a result of increased sales to Port Supply customers through retail stores. Catalog net sales decreased $5.2 million, or 11.7%, to $39.2 million, primarily due to a decrease in the number of catalogs circulated, the increase in the number of store locations and the erosion of sales in some international markets as a result of unfavorable changes in exchange rates.

During the fourth quarter of 2000, West Marine reclassified shipping and handling charges billed to customers of $5.0 million, $5.4 million and $4.8 million in 2000, 1999 and 1998, respectively, from Cost of Goods Sold to Net Sales in order to comply with the recently issued Financial Accounting Standards Board EITF 00-10: Accounting for Shipping and Handling Charges.

Gross profit increased 5.3% in 2000 compared to 1999. Gross profit as a percentage of net sales increased to 27.0% in 2000 from 26.5% in 1999, primarily reflecting reduced shrinkage and lower shipping costs, as well as a shift to a more profitable product mix, offset by the $2.4 million writeoff of vendor receivables.

Selling, general and administrative expenses increased $9.0 million, or 8.2%, in 2000, primarily due to increases in direct expenses related to the growth in Stores, costs related to launching market development initiatives and consulting costs related to process improvements. Selling, general and administrative expenses as a percentage of net sales increased to 23.4% in 2000 from 22.4% in 1999.

Income from operations decreased $2.1 million, or 10.4%, from 1999 to 2000, including the $2.4 million charge for the writeoff of vendor receivables.
As a percentage of net sales, income from operations decreased to 3.6% in 2000, from 4.1% in 1999.

Interest expense increased $332,000, or 5.9%, in 2000 compared to 1999, primarily as a result of higher interest rates.

1999 Compared to 1998

In 1999, net sales were $491.9 million, an increase of $37.8 million, or 8.3%, over net sales of $454.1 million in 1998. Net income of $8.7 million, or $0.50 per diluted share, in 1999 compared to net income of $1.1 million, or $0.06 per diluted share, in 1998. Results of operations for 1998 included $3.3 million of expenses incurred by the Company for the relocation and consolidation of West Marine's two East Coast distribution facilities into a single facility located in Rock Hill, South Carolina.

Net sales attributable to the Company's Stores division increased $25.7 million, or 7.0%, to $395.5 million in 1999, primarily due to the addition of 17 new stores, which contributed $10.7 million to net sales growth. Comparable store net sales increased $6.9 million, or 1.8%, in 1999. Port Supply net sales increased $8.6 million, or 23.1%, in 1999 primarily as a result of the Company's continued territory expansion, new sales marketing programs, and significant improvements in the Company's distribution center fill rates and merchandise shipment rates. Catalog net sales increased $2.7 million, or 6.5%, to $44.4 million.

Gross profit increased 14.9% in 1999 compared to 1998. Gross profit as a percentage of net sales increased to 26.5% in 1999 from 25.0% in 1998, primarily reflecting reduced distribution and shipping costs, as well as a shift to a more profitable product mix.

Selling, general and administrative expenses increased $8.5 million, or 8.4%, in 1999, primarily due to increases in direct expenses related to the growth in Stores, consulting costs related to process improvements, and higher marketing costs. Selling, general and administrative expenses as a percentage of net sales were unchanged from 1998, excluding the impact of expenses related to the distribution center move.

Income from operations increased $11.7 million, or 135.4%, from 1998 to 1999. As a percentage of net sales, income from operations increased to 4.1% in 1999, from 1.9% in 1998.

Interest expense declined $441,000, or 7.3%, in 1999 compared to 1998, primarily as a result of a lower average borrowings partially offset by a rise in interest rates.

Liquidity and Capital Resources

During 2000, the Company's primary sources of liquidity were cash flows from operations and bank borrowings. Net cash provided by operations during 2000 was $26.3 million, consisting primarily of net income after tax, excluding depreciation and amortization, of $22.6 million and a $17.5 million increase in accounts payable and accrued expenses, offset by a $14.7 million increase in inventory. The inventory increase reflects the Company's commitment to increasing fill rates, which enhance sales, as well as advanced stocking of merchandise at stores in preparation for the peak boating season. Net cash used in financing activity was $6.1 million, consisting of $8.8 million repayment of the Company's long-term debt offset by $1.6 million borrowed on a line of credit and $0.9 million received from the exercise of stock options and the net sales of common stock pursuant to the associate stock purchase plan.

West Marine's primary cash requirements are related to capital expenditures for new stores and remodeling existing stores, including leasehold improvement costs and fixtures, and information systems enhancements, and for merchandise inventory for stores. In 2000, the Company spent $20.8 million on capital expenditures. The Company expects to spend between $18.0 to $20.0 million on capital expenditures during 2001. The Company intends to pay for its expansion through cash generated from operations and bank borrowings.

At the end of 2000, the Company had outstanding a $32.0 million senior guarantee note which matures on December 23, 2004, and requires annual principal payments of $8.0 million. The note bears interest at 7.6%. The note is unsecured, and contains certain restrictive covenants including fixed charge coverage and debt to capitalization ratios and minimum net worth requirements.

The Company has an $80.0 million credit line which expires on January 2, 2003. Depending on the Company's election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor ranging from 1.0% to 2.25%. At the end of 2000, borrowings from the credit line were $41.1 million bearing interest at rates ranging from 8.1% to 9.5%. At the end of 1999, borrowings from the credit line were $39.5 million, bearing interest at rates ranging from 7.8% to 9.0%.

In addition, the Company has available a $2.0 million revolving line of credit with a bank, expiring January 2, 2003. The line bears interest at the bank's reference rate (9.50% at the end of 2000) and has a ten-day paydown requirement. At the end of 2000 and 1999, no amounts were outstanding under the revolving line of credit.

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

At the end of 2000, the Company had $490,000 of outstanding stand-by letters of credit, compared to $364,000 at year-end 1999. At the end of 2000 and 1999, the Company had $484,000 and $520,000, respectively, of outstanding commercial letters of credit.

During 2000 and 1999, the weighted average interest rate on all outstanding borrowings was 7.9% and 6.9%, respectively.

The Company believes existing credit facilities and cash flows from operations will be sufficient to satisfy liquidity needs through 2002.

Seasonality

Historically, the Company's business has been highly seasonal. The Company's expansion into new markets has made it even more susceptible to seasonality, as an increasing percentage of Stores' sales occur in the second and third quarters of each year. In 2000, 63.8% of the Company's net sales and all of its net income occurred during the second and third quarters, principally during the period from April through July, which represents the peak boating months in most of the Company's markets. Management expects net sales to become more susceptible to seasonality and weather as the Company continues to expand its operations.

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

The Company experienced a sales slowdown at the end of 2000 which continued into early 2001 and could adversely affect future product pricing and gross profit.

ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk

The Company does not undertake any specific actions to cover its exposure to interest rate risk and is not a party to any interest rate risk management transactions. The Company does not purchase or hold any derivative financial instruments.

An 82 basis point change in interest rate (10% of the Company's weighted average interest rate) affecting the Company's floating financial instruments would have an effect of approximately $339,000 on the Company's pretax income and cash flows over the next year, and would have an immaterial effect on the fair value of the Company's fixed rate financial instruments (see "Notes to Consolidated Financial Statements - Lines of Credit and Long-Term Debt").

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

Because consumers often consider boats to be luxury items, the market is subject to change in consumer confidence and spending habits. Recent slowing of the domestic economy may adversely affect sales volumes, as well as the Company's ability to maintain current gross profit levels.

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

The markets for recreational water sports and boating supplies are highly competitive. Competitive pressures resulting from competitors' pricing policies have adversely affected the Company's gross profit and such pressures are expected to continue.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
West Marine, Inc.:

We have audited the accompanying consolidated balance sheets of West Marine, Inc. and subsidiaries (the "Company") as of December 30, 2000 and January 1, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2000 and January 1, 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche

San Francisco, California
March 14, 2001

                               WEST MARINE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     DECEMBER 30, 2000 AND JANUARY 1, 2000
                       (in thousands, except share data)

                                                               Year-End
                                                          ------------------
                                                            2000      1999
                                                          --------  --------
ASSETS

Current assets:
 Cash                                                     $  2,654  $  3,231
 Accounts receivable, net                                    4,964     5,101
 Merchandise inventories, net                              180,563   165,838
 Prepaid expenses and other current assets                   9,879     9,029
                                                          --------  --------
   Total current assets                                    198,060   183,199

Property and equipment, net                                 73,481    66,036
Intangibles and other assets, net                           36,241    37,625
                                                          --------  --------
TOTAL ASSETS                                              $307,782  $286,860
                                                          ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                         $ 42,341  $ 29,622
 Accrued expenses                                           15,641    11,016
 Deferred current liabilities                                2,094     3,333
 Current portion of long-term debt                           8,729     8,689
                                                          --------  --------
   Total current liabilities                                68,805    52,660

Long-term debt                                              66,500    71,843
Deferred items and other non-current obligations             4,217     2,460
                                                          --------  --------
   Total liabilities                                       139,522   126,963

Stockholders' equity:
 Preferred stock, $.001 par value: 1,000,000 shares
   authorized; no shares outstanding                             -         -
 Common stock, $.001 par value: 50,000,000 shares
   authorized; issued and outstanding: 17,321,521 at
   December 30, 2000 and 17,190,274 at January 1, 2000          17        17
 Additional paid-in capital                                107,987   107,015
 Retained earnings                                          60,256    52,865
                                                          --------  --------
  Total stockholders' equity                               168,260   159,897
                                                          --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $307,782  $286,860
                                                          ========  ========

                See notes to consolidated financial statements.

                               WEST MARINE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share and store data)

                                                  2000      1999      1998
                                                --------  --------  --------
Net sales                                       $508,364  $491,905  $454,115
Cost of goods sold, including buying
 and occupancy                                   371,241   361,629   340,775
                                                --------  --------  --------
Gross profit                                     137,123   130,276   113,340

Selling, general and administrative expense      118,857   109,881   101,391
Expenses related to distribution center move           -         -     3,284
                                                --------  --------  --------
Income from operations                            18,266    20,395     8,665
Interest expense, net                              5,962     5,630     6,071
                                                --------  --------  --------
Income before taxes                               12,304    14,765     2,594
Provision for income taxes                         4,913     6,054     1,496
                                                --------  --------  --------
Net income                                      $  7,391  $  8,711  $  1,098
                                                ========  ========  ========

Net income per share:
  Basic                                            $0.43     $0.51     $0.06
                                                ========  ========  ========
  Diluted                                          $0.42     $0.50     $0.06
                                                ========  ========  ========

Weighted average common and common
 equivalent shares outstanding:
  Basic                                           17,250    17,086    16,893
                                                ========  ========  ========
  Diluted                                         17,558    17,557    17,520
                                                ========  ========  ========
Stores open at end of period                         233       227       212
                                                ========  ========  ========

                See notes to consolidated financial statements.

                               WEST MARINE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                  Common Stock     Additional    Total
                                              -------------------    Paid-in    Retained  Stockholders'
                                                Shares    Amount     Capital    Earnings     Equity
                                              ----------  -------  ----------   --------  -------------
Balance at year-end, 1997                     16,786,068  $    17    $103,245    $43,056       $146,318

Net income                                                                         1,098          1,098
Exercise of stock options                        122,821                  933                       933
Tax benefit from exercise of non-qualified
   stock options                                                          677                       677
Sale of common stock pursuant to
   associate stock purchase plan                  75,639                  744                       744
                                              ----------  -------  ----------   --------  -------------
Balance at year-end, 1998                     16,984,528       17     105,599     44,154        149,770

Net income                                                                         8,711          8,711
Exercise of stock options                         67,599                  276                       276
Restricted stock award                                                    138                       138
Tax benefit from exercise of non-qualified
   stock options                                                          113                       113
Sale of common stock pursuant to
   associate stock purchase plan                 138,147                  889                       889
                                              ----------  -------  ----------   --------  -------------
Balance at year-end, 1999                     17,190,274       17     107,015     52,865        159,897

Net income                                                                         7,391          7,391
Exercise of stock options                         29,465                  183                       183
Tax benefit from exercise of non-qualified
   stock options                                                          112                       112
Sale of common stock pursuant to
   associate stock purchase plan                 101,782                  677                       677
                                              ----------  -------  ----------   --------  -------------
Balance at year-end, 2000                     17,321,521  $    17    $107,987    $60,256       $168,260
                                              ==========  =======  ==========   ========  =============

                See notes to consolidated financial statements.

                               WEST MARINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                    2000       1999       1998
                                                                  --------   --------   --------
OPERATING ACTIVITIES:
Net income                                                        $  7,391   $  8,711   $  1,098
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                     15,193     14,075     11,926
  Provision for deferred income taxes                                  593      3,092        298
  Provision for doubtful accounts                                      189        533        586
  Loss on asset disposals                                            1,208          -          -
  Non-cash compensation expense                                          -        138          -
  Changes in assets and liabilities:
   Accounts receivable                                                 (52)      (974)      (243)
   Merchandise inventories                                         (14,725)    (5,769)     6,221
   Prepaid expenses and other current assets                          (850)     2,545         86
   Other assets                                                       (307)       141        (10)
   Accounts payable                                                 12,719      7,051     (2,870)
   Accrued expenses                                                  4,808      5,393       (231)
   Deferred items                                                      112        405        166
                                                                  --------   --------   --------
    Net cash provided by operating activities                       26,279     35,341     17,027
                                                                  --------   --------   --------

INVESTING ACTIVITY -
Purchases of property and equipment                                (20,769)   (18,681)   (17,487)
                                                                  --------   --------   --------

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit                        1,600    (13,500)       950
Proceeds from long-term borrowings                                     278          -          -
Repayments on long-term debt and capital leases                     (8,825)    (2,118)    (2,153)
Sale of common stock pursuant to associate stock purchase plan         677        889        744
Exercise of stock options                                              183        276        933
                                                                  --------   --------   --------
    Net cash provided by (used in) financing activities             (6,087)   (14,453)       474
                                                                  --------   --------   --------

NET INCREASE (DECREASE) IN CASH                                       (577)     2,207         14

CASH AT BEGINNING OF PERIOD                                          3,231      1,024      1,010
                                                                  --------   --------   --------

CASH AT END OF PERIOD                                             $  2,654   $  3,231   $  1,024
                                                                  ========   ========   ========

Other cash flow information:
     Cash paid for interest                                       $  6,028   $  5,836   $  5,903
     Cash paid for income taxes                                      3,970      4,302      4,918
     Equipment acquired through non-cash capital
      lease transactions                                             2,200          -      2,545

                See notes to consolidated financial statements.

                               WEST MARINE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - West Marine, Inc. (the "Company"), a Delaware corporation, is a specialty retailer and wholesaler of boating supplies and apparel, which it markets through 233 retail stores in the United States and Puerto Rico, online and mail order catalogs.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of West Marine, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

YEAR-END - The Company's year ends on the Saturday closest to December
31 based on a 52- or 53-week year. The years 2000, 1999, and 1998 ended on December 30, 2000, January 1, 2000, and January 2, 1999, respectively. 2000, 1999 and 1998 were 52-week years.

ACCOUNTING ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

MERCHANDISE INVENTORIES are stated at the lower of cost (first-in, first-out method) or market. Cost includes acquisition and distribution costs in order to better match net sales with these related costs.

DEFERRED CATALOG AND ADVERTISING COSTS - The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once the catalog is mailed, over the expected net sales period, which is generally six months. Deferred catalog costs were $227,000 and $110,000 at year-end 2000 and 1999, respectively. Advertising costs, which are expensed as incurred, were $12.7 million, $14.0 million and $12.6 million in 2000, 1999 and 1998, respectively.

PROPERTY AND EQUIPMENT is stated at cost. Furniture and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

CAPITALIZED INTEREST - The Company's policy is to capitalize interest on major capital projects. During 2000, 1999 and 1998, the Company incurred approximately $6.8 million, $6.1 million and $6.7 million, respectively, of interest, of which approximately $833,000, $423,000 and $576,000, respectively, was capitalized.

CAPITALIZED SOFTWARE COSTS - Capitalized computer software, included in property and equipment, reflects costs related to internally developed or purchased software that are capitalized and amortized on a straight-line basis, generally over a three-to-five year period. Internally developed software costs are capitalized in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use."

INTANGIBLES AND OTHER ASSETS - The excess of cost over tangible net assets acquired is amortized over periods ranging from 5 to 40 years. Debt issuance costs are amortized over the terms of the related credit agreements. Amortization expense was $1,155,000, $1,211,000 and $1,290,000 for 2000, 1999
and 1998, respectively. Accumulated amortization at the end of 2000 and 1999 was $6.7 million and $5.2 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, a loss equal to the difference between carrying value and the fair market value of the asset is recorded.

DEFERRED RENT - Certain of the Company's operating leases contain predetermined fixed increases in the minimum rental rate during the lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amount charged to rent expense and the rent paid as deferred rent.

INCOME TAXES - Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

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

REVENUE RECOGNITION - Sales, net of estimated returns, are recorded when merchandise is shipped from a warehouse directly to customers, or when purchased by customers at retail locations.

COMPREHENSIVE INCOME - Comprehensive income equals net income for all periods presented.

NET INCOME PER SHARE - Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if options to issue common stock were exercised. The following is a reconciliation of the Company's basic and diluted net income per share computations (shares in thousands):

                                                     2000                    1999                    1998
                                              -------------------     -------------------     -------------------
                                                        Per Share               Per Share               Per Share
                                               Shares    Amount        Shares    Amount        Shares    Amount
                                              -------------------     -------------------     -------------------
Basic                                          17,250      $ 0.43      17,086      $ 0.51      16,893       $0.06
Effect of dilutive stock options                  308       (0.01)        471       (0.01)        627        0.00
                                              -------------------     -------------------     -------------------
Diluted                                        17,558      $ 0.42      17,557      $ 0.50      17,520       $0.06
                                              ===================     ===================     ===================

Excluded from the above computations of diluted net income per share were options to purchase 3,174,000, 2,703,000 and 1,895,000 shares of common stock for 2000, 1999 and 1998, respectively, as these shares were anti-dilutive.

DERIVATIVE INSTRUMENTS - Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective December 31, 2000. The adoption of SFAS 133, as amended, did not have a material impact on the financial position, results of operations or cash flows of the Company.

RECLASSIFICATIONS - Certain 1999 and 1998 amounts have been reclassified to
conform with the 2000 presentation.   Shipping and handling charges billed to
customers of $5.0 million, $5.4 million and $4.8 million in 2000, 1999 and 1998, respectively, were reclassified from Cost of Goods Sold to Net Sales in order to comply with the recently issued Financial Accounting Standards Board EITF 00-10:
Accounting for Shipping and Handling Charges.


NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at year-end 2000 and 1999 (in thousands):

                                                  At Year-End
                                             ----------------------
                                               2000          1999
Furniture and equipment                      $ 36,574      $ 37,540
Computer equipment                             57,289        44,388
Leasehold improvements                         33,172        29,857
Land and building                               1,081           806
                                             --------      --------
 Total, at cost                               128,116       112,591
Accumulated depreciation and amortization     (54,635)      (46,555)
                                             --------      --------
 Total property and equipment, net           $ 73,481      $ 66,036
                                             ========      ========

NOTE 3: LINES OF CREDIT AND LONG-TERM DEBT

At the end of 2000, the Company had outstanding a $32.0 million senior note which matures on December 23, 2004, and requires annual principal payments of $8.0 million. The note bears interest at 7.6%. The note is unsecured, and contains certain restrictive covenants including fixed charge coverage and debt to capitalization ratios and minimum net worth requirements.

The Company has an $80.0 million credit line, which expires on January 2, 2003. Depending on the Company's election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor ranging from 1.0% to 2.25%. At the end of 2000, borrowings from the credit line were $41.1 million bearing interest at rates ranging from 8.1% to 9.5%.

In addition, the Company has available a $2.0 million revolving line of credit with a bank, expiring January 2, 2003. The line bears interest at the bank's reference rate (9.50% at the end of 2000) and has a ten-day paydown requirement. At the end of 2000 and 1999, no amounts were outstanding under the revolving line of credit.

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

At the end of 2000, the Company had $490,000 of outstanding stand-by letters of credit and $484,000 of outstanding commercial letters of credit.

During 2000 and 1999, the weighted average interest rate on all outstanding borrowings was 7.9% and 6.9%, respectively.

At year-end 2000 and 1999, long-term debt consisted of the following (in thousands):

                                                              At Year-End
                                                         ---------------------
                                                           2000          1999
                                                         -------       -------
Lines of credit                                          $41,100       $39,500
Note payable                                              32,000        40,000
Capital lease obligations (interest at 4.6% to 6.5%)       2,129         1,032
                                                         -------       -------
                                                          75,229        80,532
Less current portion of long-term debt                    (8,729)       (8,689)
                                                         -------       -------
                                                         $66,500       $71,843
                                                         =======       =======

At year-end 2000, future minimum principal payments on long-term debt were as follows (in thousands):.

            2001                       $ 8,729
            2002                         8,774
            2003                        49,726
            2004                         8,000
                                     ---------
                                       $75,229
                                     =========


NOTE 4:  RELATED PARTY TRANSACTIONS

The Company purchases merchandise from a supplier in which the Company's Principal Stockholder owns stock and is a member of the board of directors. Additionally, the Principal Stockholder's brother is the president and his father is a member of the board of directors and a major stockholder of the supplier. The Company's cost of sales during 2000, 1999, and 1998 included $6.8 million, $7.2 million and $6.4 million, respectively, related to purchases from such related party. Accounts payable to the supplier at year-end 2000 and 1999 were $113,000 and $215,000, respectively.

The Company leases its corporate headquarters and two retail stores from three partnerships in which the Company's Principal Stockholder is the general partner (see Note 5). In addition, one retail Store is leased directly from the Principal Stockholder.


NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment, retail stores, its distribution centers and its corporate headquarters. The Company also sublets space at various locations with both month-to-month and noncancelable sublease agreements. The operating leases of certain stores provide for rent adjustments based on the consumer price index and contractual rent increases.

The aggregate minimum annual contractual payments and sublease income under Noncancelable leases in effect at year-end 2000 were as follows (in thousands):

                                               Capital         Operating       Sublease       Net Lease
                                               Leases           Leases          Income       Commitments
                                             ----------        ---------       --------      -----------
2001                                         $      845        $  23,175       $     35      $    23,985
2002                                                843           21,755             15           22,583
2003                                                644           20,451             16           21,079
2004                                                              17,769              5           17,764
2005                                                              14,345                          14,345
Thereafter                                                        16,631                          16,631
                                             ----------        ---------       --------      -----------
Total minimum lease commitment                    2,332        $ 114,126       $     71      $   116,387
                                                               =========       ========      ===========

Less amount representing interest                  (203)
                                             ----------

Present value of obligations
 under capital leases                             2,129
Less current portion                               (729)
                                             ----------

Long-term obligations
 under capital leases                        $    1,400
                                             ==========

The cost and related accumulated amortization of assets under capital leases aggregated $3.8 million and $1.1 million, respectively, at year-end 2000, and $5.5 million and $2.1 million, respectively, at year-end 1999.

A summary of rent expense by component for 2000, 1999 and 1998 follows (in thousands):

                                  2000     1999     1998
                                -------  -------  -------
Minimum rent                    $21,309  $20,027  $19,219
Percent rent                        231      176      178
Sublease income                    (147)    (161)    (159)
Rent paid to related parties      1,323    1,253    1,161
                                -------  -------  -------
                                $22,716  $21,295  $20,399
                                =======  =======  =======

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company's financial statements taken as a whole.

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

The Company's Non-employee Director Stock Option Plan ("the Director Plan") has reserved 200,000 shares of common stock for issuance to non-employee directors of the Company. Options are granted at 100% of fair market value at the date of the grant, and are generally exercisable six months after the grant date. Options under this plan are generally exercisable over ten years from the date of the grant, or within one year after a termination of services as a director occurs.

A summary of stock option transactions under the fixed stock option plans for the years 2000, 1999 and 1998 follows:

                                                                                 Weighted
                                                                                 Average
                                                              Number of          Exercise
                                                                Shares             Price
                                                              ----------         --------
Outstanding at year-end 1997 (1,384,874 exercisable at
     a weighted average price of $9.89)                        2,753,381           $13.72

Granted (weighted average fair value at grant date: $ 9.16)    1,452,906           $13.71
Exercised                                                       (122,821)          $ 7.49
Canceled                                                        (563,357)          $18.68
-----------------------------------------------------------------------------------------
Outstanding at year-end 1998 (1,563,633 exercisable at
     a weighted average price of $10.90)                       3,520,109           $13.14

Granted (weighted average fair value at grant date: $ 6.03)      739,236           $ 8.87
Exercised                                                        (67,599)          $ 4.14
Canceled                                                        (113,344)          $16.93
-----------------------------------------------------------------------------------------
Outstanding at year-end 1999 (2,184,843 exercisable at
     a weighted average price of $11.74)                       4,078,402           $12.24

Granted (weighted average fair value at grant date: $ 5.90)      933,405           $ 8.44
Exercised                                                        (29,465)          $ 6.09
Canceled                                                        (536,721)          $13.43
-----------------------------------------------------------------------------------------
Outstanding at year-end 2000 (2,545,137 exercisable at
     a weighted average price of $11.86)                       4,445,621           $11.34
=========================================================================================

Additional information regarding options outstanding at year-end 2000 is as follows:

                          Outstanding Options                                   Exercisable Options
------------------------------------------------------------------------------------------------------
                                             Weighted
                                              Average            Weighted                    Weighted
                                             Remaining            Average                     Average
   Range of                 Shares          Contractual          Exercise                    Exercise
Exercise Prices           Outstanding       Life (Years)          Price         Shares         Price
------------------------------------------------------------------------------------------------------
$  0.43 - $  7.81           1,263,628           5.66              $ 5.77       748,352        $ 4.42
$  8.06 - $ 12.50           2,206,201           6.87              $ 9.87     1,123,604        $10.92
$ 14.75 - $ 34.50             975,792           6.19              $21.87       673,181        $21.67
------------------------------------------------------------------------------------------------------
$  0.43 - $ 34.50           4,445,621           6.38              $11.34     2,545,137        $11.86
======================================================================================================

Associate Stock Purchase Plan

The Company has a stock purchase plan, covering all eligible associates. Participants in the plan may purchase West Marine stock through regular payroll deductions. The stock is purchased on the last business day of April and October at 85% of the lower of the closing price of the Company's common stock on the grant date or the purchase date. In 2000, 1999 and 1998, respectively, 101,782, 138,121 and 75,639 shares were issued under the plan. At the end of 2000, 360,257 shares were reserved for future issuance under the stock purchase plan.

At year-end 2000, 989,094 shares were available for future grants under the 1993 Plan, and 45,708 shares were available under the Director Plan. The Company does not intend to grant any additional options under the 1990 Plan.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method of accounting for stock-based compensation as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: four to eight year expected life from date of grant; stock volatility of 76%, 56% and 63%, respectively, in 2000, 1999, and 1998; risk-free interest rates of 6.19% to 6.37% in 2000, 4.96%
to 5.59% in 1999, and 5.03% to 5.27% in 1998; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $5.7 million in 2000 ($0.33 per basic and diluted share), $7.2 million in 1999 ($0.42 per basic share and $0.41 per diluted share) and $0.1 million in 1998 ($0.01 per basic and diluted share). However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the proforma calculations; accordingly, the proforma adjustments may not be indicative of future period proforma adjustments.

NOTE 7:  INCOME TAXES

The components of the provision for income taxes for 2000, 1999 and 1998 are as follows (in thousands):

                               2000      1999    1998
                              ------    ------  ------
Currently payable:
 Federal                      $3,689    $2,646  $  998
 State                           631       316     200
                              ------    ------  ------
  Total current                4,320     2,962   1,198
                              ------    ------  ------

Deferred:
 Federal                         861     2,791     633
 State                          (268)      301    (335)
                              ------    ------  ------
  Total deferred                 593     3,092     298
                              ------    ------  ------

Total current and deferred    $4,913    $6,054  $1,496
                              ======    ======  ======

The difference between the effective income tax rate and the statutory federal income tax rate is summarized as follows:

                                            2000     1999     1998
                                            -----    -----    -----
Statutory federal tax rate                   35.0%    35.0%    35.0%
Non-deductible permanent items                3.4      3.1     18.1
State income taxes, net
   of federal tax benefit                     1.9      2.7     (3.4)
Settlement of prior year's taxes               --       --      7.1
Other                                        (0.3)     0.2      0.9
                                            -----    -----    -----
Effective tax rate                           40.0%    41.0%    57.7%
                                            =====    =====    =====

Deferred tax assets (liabilities) consisted of the following (in thousands):

                                                          2000      1999
                                                        -------   -------
Current:
Reserves                                                $ 1,162   $   604
Net operating loss carryforwards                            138       139
Paid time off                                               554       649
State tax benefit                                          (226)     (137)
Deferred catalog costs                                     (710)     (823)
Capitalized inventory costs                              (3,122)   (3,020)
Cash discounts                                             (913)     (921)
Other                                                       167       176
                                                        -------   -------
   Total current                                         (2,950)   (3,333)
                                                        -------   -------
Noncurrent:
Deferred rent                                               809       671
Depreciation                                             (3,602)   (2,155)
Reserves                                                    195       195
Net operating loss carryforward                           1,283     1,402
State tax credits                                         1,186         -
Other                                                        90        72
                                                        -------   -------
   Total noncurrent                                         (39)      185
                                                        -------   -------
Valuation allowance                                        (751)        -
                                                        -------   -------
   Total                                                $(3,740)  $(3,148)
                                                        =======   =======

Net deferred current tax liabilities at year-end 2000 and 1999 are included in Deferred Current Liabilities. Net non-current tax liabilities at year-end 2000 are included in Deferred Items and Other Non-Current Obligations. Net non-current tax assets at year-end 1999 are included in Intangibles and Other Assets.

At year-end 2000 for federal tax purposes, the Company has net operating loss carryforwards of approximately $725,000, which expire in 2002 and 2003. At year-end 2000 for state tax purposes, the Company has net loss carryforwards of approximately $17.5 million, which expire in the years 2002 through 2019. In addition, the Company has enterprise zone credits of $370,000 which may be used for an indefinite period of time, and South Carolina tax credits of $816,000 which expire in the years 2010 through 2015. These carryforwards are available to offset future taxable income and have been reduced by $751,000 for amounts not expected to be fully utilized.

NOTE 8:  EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee's contribution up to 5% of the employee's annual compensation. The Company's contributions to the plan for 2000, 1999 and 1998 were $400,000, $391,000 and $366,000, respectively.

The Company has a suspended defined benefit plan ("the Defined Benefit Plan"), under which the minimum benefit contribution is calculated by the plan actuaries. The Defined Benefit Plan provides an existing participant with the excess, if any, of amounts required under the Company's pension formula over the value of the retiree's account balance as of the date the Defined Benefit Plan was suspended (January 28, 1994). A discount rate of 5.75% and 6.75% and a rate of return on assets of 8% were used by the actuary in determining the Defined Benefit Plan status at year-end 2000 and 1999, respectively. The Defined Benefit Plan invests primarily in publicly traded stocks and bonds.

The actuarial present value of the benefit obligations for 2000 and 1999 was (in thousands):

                                                      2000      1999
                                                    ------   -------
Changes in Benefit Obligation
 Benefit obligation at beginning of year            $3,223   $ 3,892
 Interest cost                                         217       211
 Actuarial loss (gain)                                 644      (824)
 Benefits paid                                        (308)      (56)
                                                    ------   -------
 Benefit obligation at end of year                  $3,776   $ 3,223
                                                    ======   =======

Change in Plan Assets
 Fair value of plan assets at beginning of year     $3,797   $ 3,138
 Actual return on plan assets                          101       715
 Employer contribution                                   -         -
 Benefits paid                                        (308)      (56)
                                                    ------   -------
 Fair value of plan assets at end of year           $3,590   $ 3,797
                                                    ======   =======


 Funded status                                      $ (186)  $   574
 Unrecognized net actuarial gain                      (441)   (1,352)
                                                    ------   -------
 Accrued pension liability                          $ (627)  $  (778)
                                                    ======   =======

Components of Net Periodic Pension Cost
 Interest cost                                      $  217   $   211
 Expected return on plan assets                       (301)     (248)
 Recognized net actuarial gain                         (67)        -
                                                    ------   -------
 Net periodic benefit                               $ (151)  $   (37)
                                                    ======   =======

NOTE 9:  SEGMENT INFORMATION

The Company has three divisions (Stores, Catalog and Wholesale ("Port Supply") which all sell after-market recreational boating supplies directly to customers. The customer base overlaps between its Stores and Port Supply divisions, and between Stores and Catalog divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity, and customer delivery.

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

                                                                       2000       1999       1998
                                                                     --------   --------   --------
Net sales:
    Stores                                                           $417,806   $395,519   $369,781
    Other                                                              90,558     96,386     84,334
                                                                     --------   --------   --------
        Consolidated net sales                                       $508,364   $491,905   $454,115
                                                                     ========   ========   ========

Contribution:
    Stores                                                           $ 57,905   $ 50,184   $ 45,754
    Other                                                              11,950     13,951      9,943
                                                                     --------   --------   --------
        Consolidated contribution                                    $ 69,855   $ 64,135   $ 55,697
                                                                     ========   ========   ========

Reconciliation of consolidated contribution to net income:
Consolidated contribution                                            $ 69,855   $ 64,135   $ 55,697
  Less:
    Cost of goods sold not included in consolidated contribution      (27,834)   (26,609)   (28,431)
    General and administrative expenses                               (23,755)   (17,131)   (15,317)
    Expenses related to distribution center move                            -          -     (3,284)
    Interest expense                                                   (5,962)    (5,630)    (6,071)
    Income tax expense                                                 (4,913)    (6,054)    (1,496)
                                                                     --------   --------   --------
      Net income                                                     $  7,391   $  8,711   $  1,098
                                                                     ========   ========   ========

NOTE 10: QUARTERLY FINANCIAL DATA
(Unaudited, in thousands, except per share data)

                                                       Fiscal 2000
                                 -------------------------------------------------------
                                   First          Second          Third         Fourth
                                   Quarter        Quarter        Quarter       Quarter(1)
                                 -------------------------------------------------------
Net sales (2)                    $ 96,275       $ 185,062        $139,065      $87,962
Gross profit                       23,223          57,041          38,268       18,591
Income (loss) from operations      (2,723)         20,824           8,270       (8,105)
Net income (loss)                  (2,620)         11,354           4,192       (5,535)
Net income (loss) per  share:
 Basic                           $  (0.15)      $    0.66        $   0.24      $ (0.32)
 Diluted                            (0.15)           0.65            0.24        (0.32)
Stock trade price:
 High                            $ 10 1/2       $ 9 15/16        $ 9 1/2       $ 8 1/2
 Low                                8 3/8         6 1/2            6 9/16        3 1/2


                                                       Fiscal 1999
                                 -------------------------------------------------------
                                   First          Second          Third         Fourth
                                   Quarter        Quarter        Quarter       Quarter
                                 -------------------------------------------------------
Net sales (2)                     $ 94,551      $ 178,960        $130,259      $88,135
Gross profit                        22,128         53,041          35,511       19,596
Income (loss) from operations       (2,997)        19,354           6,347       (2,309)
Net income (loss)                   (2,778)        10,505           3,085       (2,101)
Net income (loss) per share:
 Basic                            $  (0.16)     $    0.61        $   0.18      $ (0.12)
 Diluted                             (0.16)          0.60            0.18        (0.12)
Stock trade price:
 High                             $13 1/16      $14 15/16        $ 13 7/8      $9
 Low                                8 1/2         8 5/16            8           7 9/16

(1) Results of operations for the fourth quarter include a $2.4 million pre-tax charge ($1.5 million after-tax, or $0.08 per share), related to the writeoff of vendor receivables deemed uncollectible.
(2) Net Sales includes the reclassification of shipping and handling charges billed to customers which were previously reported in Cost of Goods Sold.


West Marine, Inc. common stock trades on the NASDAQ National Market System under the symbol WMAR.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." See also Item I above, for information about executive officers.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders under the captions "Further Information Concerning the Board of Directors" and "Executive Compensation".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Executive Compensation."


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     1 & 2.  Independent Auditors' Report

             Consolidated Balance Sheets as of year end 2000 and 1999

             Consolidated Statements of Income for years 2000, 1999 and 1998

             Consolidated Statements of Stockholders' Equity for years 2000, 1999 and 1998.

             Consolidated Statements of Cash Flows for years 2000, 1999 and
             1998

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

Date: March 29, 2001                WEST MARINE, INC.

                                    By: /s/ John Edmondson
                                        ----------------------
                                        John Edmondson
                                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.

Signature Capacity


/s/ John Edmondson
-------------------------------
(John Edmondson)
President, Chief Executive Officer and Director


/s/ Richard E Everett
-------------------------------
(Richard E Everett)
Chief Operating Officer and Director


/s/ Russell Solt
-------------------------------
(Russell Solt)
Executive Vice President and Chief Financial Officer


/s/ Eric Nelson
-------------------------------
(Eric Nelson)
Vice President, Finance and Chief Accounting Officer

/s/ Randolph K. Repass
-------------------------------
(Randolph K. Repass)
Director


/s/ James P. Curley
-------------------------------
(James P. Curley)
Director


/s/ Geoff Eisenberg
-------------------------------
(Geoff Eisenberg)
Director


/s/ David McComas
-------------------------------
(David McComas)
Director


/s/ Walter Scott
-------------------------------
(Walter Scott)
Director


/s/ Henry Wendt
-------------------------------
(Henry Wendt)
Director


/s/ William U. Westerfield
-------------------------------
(William U. Westerfield)
Director

Exhibit
Number                                 Exhibit
-------                                -------

2.1 Agreement and Plan of Merger dated as of April 2, 1996 among the Company, WM Merger Sub, Inc. and E&B Marine Inc. ("E&B Marine") (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 2, 1996).

2.2 Stockholders Agreement dated as of April 2, 1996 by and between the Company and certain stockholders of E&B Marine (incorporated by reference to Exhibit 2.2 to the Company's Current Report of Form 8-K dated April 2, 1996).

2.3 Letter Amendment of Stockholders Agreement dated May 10, 1996 between the Company and certain stockholders of E&B Marine (incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-02903)).

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-69604)).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-69604)).

4.1       Specimen Common Stock Certificate (incorporated by reference to
          Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1 Credit Agreement dated as of November 2, 1995 among West Marine Products, Inc., Bank of America National Trust and Savings Association, Nations Bank of Texas, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

10.1.1 Amendment to Credit Agreement dated February 20, 1997 among West Marine Products, Inc., Bank of America National Trust and Savings Association and other financial institutions party thereto (incorporated by reference to Exhibit 10.1.1 to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

10.1.2    Second Amendment to Credit Agreement dated March 28, 1997 among
          West Marine Products, Inc., Bank of America National Trust and Savings Association and other financial institutions party thereto (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).

10.1.3 Third Amendment to Credit Agreement dated June 27, 1997 among West Marine Products, Inc., Bank of America National Trust and Savings Association and other financial institutions party thereto (incorporated by reference to Exhibit 10.1.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.1.4 Fourth Amendment to Credit Agreement dated September 24, 1997 among West Marine Products, Inc., Bank of America National Trust and Savings Association and other financial institutions party thereto (incorporated by reference to Exhibit 10.1.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27,
          1997).

10.2 Guaranty entered into as of November 2, 1995 by the Company in favor of Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

Exhibit
Number                                 Exhibit
-------                                -------

10.3* 1990 Stock Option Plan and form of Incentive Stock Option Agreement (incorporated by reference to Exhibits 4.2 and 4.4, respectively, to the Company's Registration Statement on Form S-8 (Registration No. 33-72956)).

10.4 Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-69604)).

10.5* 1993 Omnibus Equity Incentive Plan and form of Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.3, respectively, to the Company's Registration Statement on Form S-8 (Registration No. 33-72956)).

10.6* 401(k) Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 33-69604)).

10.7 Sublease Agreement dated August 31, 1992 between Holtzman's LittleFolk Shop, Inc. and West Marine Products, Inc. for the Charlotte, North Carolina distribution facilities (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 33-69604)).

10.8      Lease dated June 15, 1995 between John E. Van Valkenburgh and Carl
          D. Panattoni and West Marine Products, Inc. for the Hollister, California distribution facility (incorporated by reference to Exhibit
          10.9 to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

10.9 Lease dated December 20, 1985 between Randolph K. Repass and West Marine Products, Inc. for the Palo Alto, CA store (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 33-69604)).

10.10     Lease dated December 30, 1992 between Braintree Freeholders and
          West Marine Products, Inc. for the Braintree, MA store (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 33-69604)).

10.11 Lease dated July 28, 1982 between Santa Cruz Freeholders and West Marine Products, Inc. for the Santa Cruz, CA store (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 33-69604)).

10.12* Nonemployee Director Stock Option Plan and form of Option Agreement (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994).

10.12.1* Amendment to the Nonemployee Director Stock Option Plan dated as of November 8, 2000.

10.14 Lease dated March 11, 1997 between W/H No. 31 L.L.C. and West Marine, Inc. for Rock Hill, SC Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).

10.15 Lease dated June 26, 1997 between Watsonville Freeholders and West Marine Products Inc. for the Watsonville, CA offices and other agreements thereto (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28,
          1997).

Exhibit
Number                                 Exhibit
-------                                -------

10.16 Note Purchase Agreement dated December 23, 1997 by and between the Company's wholly owned subsidiary, West Marine Finance Company, Inc. and five insurance investors for Forty Million Dollars ($40,000,000) of an unsecured 6.85% Senior Guaranteed Note due December 23, 2004 (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K dated December 23, 1997).

10.16.1 First Amendment to the Guaranty Agreement dated December 29, 1998 among West Marine, Inc. and other financial institutions party thereto (incorporated by reference to Exhibit 10.16.1 to the Company's Annual Report on Form 10-K for the year ended January 2, 1999).

10.16.2 First Amendment to the Note Purchase Agreement and Second Amendment to the Guaranty Agreement, both dated February 15, 1999 among West Marine Finance Company, Inc., West Marine, Inc., and other financial institutions party thereto (incorporated by reference to Exhibit
          10.16.2 to the Company's Annual Report on Form 10-K for the year ended January 2, 1999).

10.17 Credit Agreement dated as of November 24, 1997 among West Marine Finance Company, Inc., Bank of America National Trust and Savings Association, Nations Bank of Texas, National Association and Fleet National Bank (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4,
          1998).

10.17.1 First Amendment to Credit Agreement dated April 10, 1998 among West Marine Finance Company, Inc., Bank of America National Trust and Savings Association, and other financial institutions party thereto (incorporated by reference to Exhibit 10.16.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 1998).

10.17.2 Second Amendment to Credit Agreement dated September 30, 1998 among West Marine Finance Company, Inc., Bank of America National Trust and Savings Association, and other financial institutions party thereto (incorporated by reference to Exhibit 10.17.2 to the Company's Annual Report on Form 10-K for the year ended January 2, 1999).

10.17.3 Third Amendment to Credit Agreement dated February 23, 1999 among West Marine Finance Company, Inc., Bank of America National Trust and Savings Association, and other financial institutions party thereto (incorporated by reference to Exhibit 10.17.3 to the Company's Annual Report on Form 10-K for the year ended January 2, 1999).

10.18 Credit Agreement dated January 13, 2000 among West Marine Finance Company, Inc., Bank of America, N.A., Fleet National Bank and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended January 1, 2000).

10.19* General Release dated January 30, 2001 between West Marine Products, Inc. and Michael Edwards.

10.20* Executive Termination Compensation Agreement dated August 24, 1999 between West Marine, Inc. and Richard Everett.

10.21* Executive Termination Compensation Agreement dated January 24, 2000 between West Marine, Inc. and Russell Solt.

21.1      List of Subsidiaries.

23.1      Consent of Deloitte & Touche LLP.
          --------------------------
          * Indicates, as required by Item 14(a)(3), a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.