Form 10-Q
period 2001-03-31
WEST MARINE INC
filed 2001-05-15
CIK 912833

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

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

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [_]  No  [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 27, 2001, the number of shares outstanding of registrant's Common Stock was 17,588,801.

                               TABLE OF CONTENTS

PART I
Item 1.    Financial Statements                                                                                              3

           Notes to Consolidated Financial Statements                                                                        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                             7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                        9

PART II

Item 6.    Exhibits and Reports on Form 8-K                                                                                 10


                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                               WEST MARINE, INC.
                          CONSOLIDATED BALANCE SHEETS
              MARCH 31, 2001, DECEMBER 30, 2000 AND APRIL 1, 2000
                  (Unaudited, in thousands, except share data)

                                                                                       March 31,    December 30,      April 1,
                                                                                         2001           2000            2000
                                                                                       --------       --------        --------
ASSETS

 Current assets:
   Cash                                                                                $  6,294       $  2,654        $  7,875
   Accounts receivable, net                                                               6,318          4,964           6,944
   Merchandise inventories, net                                                         201,235        180,563         187,175
   Prepaid expenses and other current assets                                             12,886          9,879          12,380
                                                                                       --------       --------        --------
     Total current assets                                                               226,733        198,060         214,374

 Property and equipment, net                                                             74,818         73,481          68,776
 Intangibles and other assets, net                                                       36,145         36,241          37,462
                                                                                       --------       --------        --------
TOTAL ASSETS                                                                           $337,696       $307,782        $320,612
                                                                                       ========       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                                    $ 58,101       $ 42,341        $ 40,624
   Accrued expenses                                                                      13,234         15,641          13,424
   Deferred current liabilities                                                           2,094          2,094           3,333
   Current portion of long-term debt                                                      8,741          8,729           8,536
                                                                                       --------       --------        --------
     Total current liabilities                                                           82,170         68,805          65,917

Long-term debt                                                                           86,011         66,500          94,759
Deferred items and other non-current obligations                                          4,252          4,217           2,550
                                                                                       --------       --------        --------
     Total liabilities                                                                  172,433        139,522         163,226

Stockholders' equity:
 Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares
  outstanding                                                                                --             --              --
 Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 17,586,112 at March 30, 2001, 17,321,521 at December 30, 2000
  and 17,205,536 at April 1, 2000                                                            17             17              17

 Additional paid-in capital                                                             108,179        107,987         107,122
 Retained earnings                                                                       57,067         60,256          50,247
                                                                                       --------       --------        --------
     Total stockholders' equity                                                         165,263        168,260         157,386
                                                                                       --------       --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $337,696       $307,782        $320,612
                                                                                       ========       ========        ========

                See notes to consolidated financial statements.

                               WEST MARINE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited, in thousands, except per share and store data)

                                                                          13 Weeks      13 Weeks
                                                                           Ended         Ended
                                                                          March 31,     April 1,
                                                                            2001         2000
                                                                          -------       -------
Net sales                                                                 $89,738       $96,275
Cost of goods sold, including buying and occupancy                         67,551        73,052
                                                                          -------       -------
Gross profit                                                               22,187        23,223

Selling, general and administrative expense                                25,920        25,946
                                                                          -------       -------
Loss from operations                                                       (3,733)       (2,723)
Interest expense, net                                                       1,582         1,716
                                                                          -------       -------
Loss before income taxes                                                   (5,315)       (4,439)
Income tax benefit                                                          2,126         1,819
                                                                          -------       -------
Net loss                                                                  $(3,189)      $(2,620)
                                                                          =======       =======

Net loss per share - basic and diluted                                    $ (0.18)      $ (0.15)
                                                                          =======       =======

Weighted average common and common equivalent shares outstanding -
 Basic and diluted                                                         17,572        17,197
                                                                          =======       =======

Stores open at end of period                                                  235           230
                                                                          =======       =======

                See notes to consolidated financial statements.

                               WEST MARINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                               13 Weeks       13 Weeks
                                                                                                Ended          Ended
                                                                                               March 31,      April 1,
                                                                                                 2001           2000
                                                                                               -------         -------
OPERATING ACTIVITIES:
Net loss                                                                                      $ (3,189)        $ (2,620)
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                                   4,551            3,943
 Provision for doubtful accounts                                                                    58               10
 Loss on asset disposals                                                                             0               16
 Changes in assets and liabilities:
  Accounts receivable                                                                           (1,412)          (1,853)
  Merchandise inventories                                                                      (20,672)         (21,337)
  Prepaid expenses and other current assets                                                     (3,007)          (3,350)
  Other assets                                                                                    (194)            (115)
  Accounts payable                                                                              15,760            9,814
  Accrued expenses                                                                              (2,407)           3,616
  Deferred items                                                                                    35               90
                                                                                              --------         --------
    Net cash used in operating activities                                                      (10,477)         (11,786)
                                                                                              --------         --------
INVESTING ACTIVITY:
Purchases of property and equipment                                                             (5,598)          (6,420)
                                                                                              --------         --------
FINANCING ACTIVITIES:
Net borrowings on line of credit                                                                19,700           23,000
Repayments on long-term debt and capital leases                                                   (177)            (237)
Exercise of stock options                                                                          192               87
                                                                                              --------         --------
    Net cash provided by financing activities                                                   19,715           22,850
                                                                                              --------         --------
NET INCREASE IN CASH                                                                             3,640            4,644

CASH AT BEGINNING OF PERIOD                                                                      2,654            3,231
                                                                                              --------         --------
CASH AT END OF PERIOD                                                                         $  6,294         $  7,875
                                                                                              ========         ========

                See notes to consolidated financial statements.

                               WEST MARINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Thirteen Weeks Ended March 31, 2001 and April 1, 2000
                                  (Unaudited)

NOTE 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared from the records of West Marine, Inc. ("West Marine" or the "Company") without audit, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position at March 31, 2001 and April 1, 2000, and the interim results of operations and cash flows for the 13-week period then ended.

The consolidated balance sheet at December 30, 2000, presented herein, has been derived from the audited consolidated financial statements of the Company for the year then ended, included in the Company's annual report on Form 10-K. The results of operations for the 13-week period presented herein is not necessarily indicative of the results to be expected for the full year.

Accounting policies followed by the Company are described in Note 1 to its audited consolidated financial statements for the year ended December 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted for purposes of the consolidated interim financial statements. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 30, 2000, included in the Company's annual report on Form 10-K.


NOTE 2:  Accounting Policies

On December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. SFAS 133 requires all derivative financial instruments to be recognized on the balance sheet at fair value. The effect of adopting SFAS 133 was immaterial. During 2000 and the first quarter of 2001, the Company entered into no derivative financial instruments.


NOTE 3:  Segment Information

The Company has three divisions - Stores, Wholesale ("Port Supply") and Catalog (including Internet) - which all sell aftermarket recreational boating supplies directly to customers. The customer base overlaps between its Stores and Port Supply divisions, and between its Stores and Catalog divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity, and customer delivery.

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

                                                                                           13 Weeks         13 Weeks
                                                                                            Ended            Ended
                                                                                           March 31,        April 1,
                                                                                             2001            2000
                                                                                           -------          -------
Net sales:
 Stores                                                                                    $71,222          $75,144
 Other                                                                                      18,516           21,131
                                                                                           -------          -------
     Consolidated net sales                                                                $89,738          $96,275
                                                                                           =======          =======

Contribution:
 Stores                                                                                    $ 3,258          $ 3,230
 Other                                                                                       2,503            3,337
                                                                                           -------          -------
     Consolidated contribution                                                             $ 5,761          $ 6,567
                                                                                           =======          =======

Reconciliation of consolidated contribution to net income:
Consolidated contribution                                                                  $ 5,761          $ 6,567
 Less:
  Cost of goods sold not included in consolidated contribution                              (4,795)          (4,355)
  General and administrative expenses                                                       (4,699)          (4,935)
  Interest expense                                                                          (1,582)          (1,716)
  Income tax benefit                                                                         2,126            1,819
                                                                                           -------          -------
    Net loss                                                                               $(3,189)         $(2,620)
                                                                                           =======          =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

West Marine is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. The Company has three divisions - Stores, Wholesale ("Port Supply") and Catalog (including Internet) - which all sell aftermarket recreational boating supplies directly to customers. At the end of the first quarter, the Company offered its products through 235 stores in 38 states and in Puerto Rico, on the Internet (westmarine.com) and through catalogs which it distributes several times each year. The Company's business strategy is to offer an extensive selection of high-quality marine supplies and apparel to the recreational aftermarket for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment emphasizing customer service and technical assistance. The Company is also engaged, through its Port Supply business line and its stores, in the wholesale distribution of products to commercial customers and other retailers.

All references to the first quarter of 2001 refer to the 13-week period ended March 31, 2001 and all references to the first quarter of 2000 refer to the 13-week period ended April 1, 2000.

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

Results of Operations

Net sales decreased $6.5 million, or 6.8%, to $89.7 million for the first quarter of 2001, compared to $96.3 million for the first quarter of 2000, primarily due to decreases in net sales in the Company's Stores division.
Stores net sales were $71.2 million for the first quarter of 2001, a decrease of $3.9 million, or 5.2%, over the $75.1 million recorded for the same period a year ago. During the first quarter of 2001, the Company opened two stores; no stores were closed. Net sales in new stores opened since the first quarter of 2000 and remodeled stores not included in comparable sales were $5.5 million. Net sales from comparable stores decreased 8.2%, or $5.8 million. Sales recorded by Port Supply decreased by $1.0 million, or 8.4%, to $10.6 million for the first quarter of 2001, compared to $11.6 million for the first quarter of 2000. Catalog (including Internet) sales decreased by $1.6 million, or 19.0%, to $6.8 million for the first quarter of 2001, compared to $8.4 million for the first quarter of 2000. Stores, Port Supply, and Catalog (including Internet) sales represented 79.4%, 11.8%, and 7.5%, respectively, of the Company's net sales for the first quarter of 2001, compared to 78.1%, 12.0%, and 8.7%, respectively, of the Company's net sales for the first quarter of 2000.

The Company's gross profit decreased by $1.0 million, or 4.5%, to $22.2 million for the first quarter of 2001, compared to $23.2 million for the first quarter of 2000. Gross profit represented 24.7% of net sales in the first quarter of 2001, compared to 24.1% in the same period a year ago. Gross profit as a percentage of sales increased for the first quarter of 2001 primarily because the Company did not conduct clearance sales of merchandise as it had during the first quarter of 2000.

Selling, general, and administrative expenses remained unchanged at $25.9 million for the first quarters of 2001 and 2000. Selling, general, and administrative expenses represented 28.9% of net sales for the first quarter of 2001 compared to 26.9% for the first quarter of 2000.

Interest expense was $1.6 million in the first quarter of 2001, a decrease of $0.1 million over the same period a year ago. Higher average borrowings were offset by lower interest rates for the first quarter of 2001 compared to the same period last year.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flows from operations and bank borrowings. During the first quarter of 2001, the Company's primary source of liquidity was from bank borrowings. Net cash used in operations during the first quarter of 2001 was $10.5 million, consisting primarily of an increase in inventories of $20.7 million, partially offset by an $13.4 million increase in accounts payable and accrued expenses. The inventory increase reflects the Company's commitment to increasing fill rates, which enhance sales, as well as advanced stocking of merchandise at stores in preparation for the peak boating season. Net cash provided by financing activities was $19.7 million from borrowings on the bank line of credit.

West Marine's primary cash requirements are related to capital expenditures for new stores and remodeling existing stores, including leasehold improvement costs and fixtures, and information systems enhancements, and for merchandise inventory for stores. In the first quarter of 2001, the Company spent $5.6 million on capital expenditures. The Company expects to spend between $17.0 to $18.0 million on capital expenditures during 2001. The Company intends to pay for its expansion through cash generated from operations and bank borrowings.

At March 31, 2001, the Company had outstanding a $32.0 million senior guarantee note, which matures on December 23, 2004, and requires annual principal payments of $8.0 million. The note bears interest at 7.6%. The note is unsecured, and contains certain restrictive covenants including fixed charge coverage and debt to capitalization ratios and minimum net worth requirements.

The Company has an $80.0 million credit line which expires on January 2, 2003. Depending on the Company's election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor ranging from 1.0% to 2.25%. At the end of the first quarter of 2001, borrowings from the credit line were $60.8 million bearing interest at rates ranging from 6.5% to 9.5%.

In addition, the Company has available a $2.0 million revolving line of credit with a bank, expiring January 2, 2003. The line bears interest at the bank's reference rate, which was 8.0% at the end of the first quarter of 2001, and has a ten-day paydown requirement. At the end of the first quarter of 2001, no amounts were outstanding under the revolving line of credit.

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

At the end of the first quarter of 2001, the Company had $489,500 of outstanding stand-by letters of credit and $477,000 of outstanding commercial letters of credit.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's fiscal 2000 Annual Report filed on Form 10-K.

                                    PART II

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      10.18.3 -- Third Amendment to Credit Agreement dated January 13, 2000.

 (b)  Reports on Form 8-K

      No reports on Form 8-K have been filed for the period being reported.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001                     WEST MARINE, INC.

                                       By:   /s/   John Edmondson
                                           ------------------------------------
                                           (John Edmondson)
                                           President and Chief Executive Officer


                                       By:   /s/   Russell Solt
                                           ------------------------------------
                                           (Russell Solt)
                                           Executive Vice President and
                                           Chief Financial Officer


                                       By:   /s/   Eric Nelson
                                           ------------------------------------
                                           (Eric Nelson)
                                           Vice President, Finance and
                                           Chief Accounting Officer