Form 10-Q
period 2001-06-30
WEST MARINE INC
filed 2001-08-14
CIK 912833

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At July 27, 2001, the number of shares outstanding of registrant's common stock was 17,660,750.

                               TABLE OF CONTENTS

PART I -    Financial Information

Item 1.     Financial Statements

            a)  Condensed Consolidated Balance Sheets as of June 30, 2001, December 30, 2000 and
            July 1, 2000  ............................................................................................   3

            b)  Condensed Consolidated Statements of Income for the 13-weeks ended June 30, 2001 and July 1, 2000
            and the 26-weeks ended June 30, 2001 and July 1, 2000  ...................................................   4

            c)  Condensed Consolidated Statements of Cash Flow for the 26-weeks ended June 30, 2001 and
            July 1, 2000  ............................................................................................   5

            d)  Notes to Condensed Consolidated Financial Statements  ................................................   6


Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations  ...................   7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk  ..............................................   9

PART II -   Other Information

Item 4.     Submission of Matters to a Vote of Security Holders  .....................................................  10

Item 6.     Exhibits and Reports on Form 8-K  ........................................................................  10

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                               WEST MARINE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               JUNE 30, 2001, DECEMBER 30, 2000 AND JULY 1, 2000
                (Unaudited)  (In thousands, except share data)

                                                                                             June 30,      December 30,   July 1,
                                                                                               2001            2000        2000
                                                                                             --------     -------------  --------
ASSETS
Current assets:
  Cash                                                                                       $  6,123          $  2,654  $ 10,360
  Accounts receivable, net                                                                      7,934             4,964     8,107
  Merchandise inventories, net                                                                198,014           180,563   183,717
  Prepaid expenses and other current assets                                                    15,308             9,879    12,691
                                                                                             --------     -------------  --------
   Total current assets                                                                       227,379           198,060   214,875

Property and equipment, net                                                                    76,081            73,481    71,413
Intangibles and other assets, net                                                              36,547            36,241    37,088
                                                                                             --------     -------------  --------
TOTAL ASSETS                                                                                 $340,007          $307,782  $323,376
                                                                                             ========     =============  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                           $ 72,433          $ 42,341  $ 52,378
  Accrued expenses                                                                             28,808            17,735    23,290
  Current portion of long-term debt                                                             8,753             8,729     8,430
                                                                                             --------     -------------  --------
   Total current liabilities                                                                  109,994            68,805    84,098

Long-term debt                                                                                 46,718            66,500    67,478
Deferred items and other non-current obligations                                                4,137             4,217     2,640
                                                                                             --------     -------------  --------
   Total liabilities                                                                          160,849           139,522   154,216

Stockholders' equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding               --                --        --
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 17,638,493 at June 30, 2001, 17,321,521 at December 30, 2000
   and 17,262,466 at July 1, 2000                                                                  17                17        17
Additional paid-in capital                                                                    108,407           107,987   107,541
Retained earnings                                                                              70,734            60,256    61,602
                                                                                             --------     -------------  --------
   Total stockholders' equity                                                                 179,158           168,260   169,160
                                                                                             --------     -------------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $340,007          $307,782  $323,376
                                                                                             ========     =============  ========

           See notes to condensed consolidated financial statements.

                               WEST MARINE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (Unaudited) (In thousands, except per share and store data)

                                                                13 Weeks         13 Weeks       26 Weeks       26 Weeks
                                                                  Ended            Ended          Ended          Ended
                                                                 June 30,         July 1,        June 30,        July 1,
                                                                   2001            2000            2001           2000
                                                                 --------        --------        --------       --------
Net sales                                                        $188,244        $185,062        $277,982       $281,337
Cost of goods sold, including buying and occupancy                127,109         128,368         194,706        201,420
                                                                 --------        --------        --------       --------
Gross profit                                                       61,135          56,694          83,276         79,917

Selling, general and administrative expense                        36,992          35,870          62,866         61,816
                                                                 --------        --------        --------       --------
Income from operations                                             24,143          20,824          20,410         18,101
Interest expense, net                                               1,365           1,579           2,947          3,295
                                                                 --------        --------        --------       --------
Income before income taxes                                         22,778          19,245          17,463         14,806
Income taxes                                                        9,111           7,891           6,985          6,072
                                                                 --------        --------        --------       --------
Net income                                                       $ 13,667        $ 11,354        $ 10,478       $  8,734
                                                                 ========        ========        ========       ========
Net income per share:
-  Basic                                                         $   0.78        $   0.66        $   0.60       $   0.51
                                                                 ========        ========        ========       ========
-  Diluted                                                       $   0.77        $   0.65        $   0.59       $   0.50
                                                                 ========        ========        ========       ========
Weighted average common and common equivalent shares
outstanding:
-  Basic                                                           17,618          17,223          17,595         17,218
                                                                 ========        ========        ========       ========
-  Diluted                                                         17,752          17,536          17,696         17,582
                                                                 ========        ========        ========       ========

Stores open at end of period                                          240             233             240            233
                                                                 ========        ========        ========       ========

           See notes to condensed consolidated financial statements.

                               WEST MARINE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) (In thousands)

                                                                                                       26 Weeks        26 Weeks
                                                                                                         Ended           Ended
                                                                                                        June 30,        July 1,
                                                                                                          2001            2000
                                                                                                        --------        --------
OPERATING ACTIVITIES:
Net income                                                                                              $ 10,478        $  8,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                              8,817           7,888
Provision for doubtful accounts                                                                               77             136
Changes in assets and liabilities:
  Accounts receivable                                                                                     (3,047)         (3,142)
  Merchandise inventories                                                                                (17,451)        (17,879)
  Prepaid expenses and other current assets                                                               (5,429)         (3,662)
  Other assets                                                                                              (877)            (40)
  Accounts payable                                                                                        30,092          21,568
  Accrued expenses                                                                                        11,073          10,129
  Deferred items                                                                                             (79)            180
                                                                                                        --------        --------
    Net cash provided by operating activities                                                             33,654          23,912
                                                                                                        --------        --------

INVESTING ACTIVITY -
Purchases of property and equipment                                                                      (10,846)        (12,685)
                                                                                                        --------        --------

FINANCING ACTIVITIES:
Net repayments on line of credit                                                                         (19,400)         (4,200)
Repayments on long-term debt and capital leases                                                             (359)           (424)
Proceeds from issuance of common stock                                                                       420             526
                                                                                                        --------        --------
    Net cash provided by financing activities                                                            (19,339)         (4,098)
                                                                                                        --------        --------
NET INCREASE IN CASH                                                                                       3,469           7,129
CASH AT BEGINNING OF PERIOD                                                                                2,654           3,231
                                                                                                        --------        --------
CASH AT END OF PERIOD                                                                                   $  6,123        $ 10,360
                                                                                                        ========        ========


           See notes to condensed consolidated financial statements.

                               WEST MARINE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Twenty-Six Weeks Ended June 30, 2001 and July 1, 2000
                                  (Unaudited)

NOTE 1:   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. without audit, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial position at June 30, 2001 and July 1, 2000, and the interim results of operations and cash flows for the 13-week and the 26-week periods then ended.

The consolidated balance sheet at December 30, 2000, presented herein, has been derived from the audited consolidated financial statements of West Marine for the year then ended, included in West Marine's annual report on Form 10-K. The results of operations for the 13-week and 26-week periods presented herein is not necessarily indicative of the results to be expected for the full year.

Accounting policies followed by West Marine are described in Note 1 to its audited consolidated financial statements for the year ended December 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 30, 2000, included in West Marine's annual report on Form 10-K.

NOTE 2:   Accounting Policies

On December 31, 2000, West Marine adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. SFAS 133 requires all derivative financial instruments to be recognized on the balance sheet at fair value. The effect of adopting SFAS 133 was immaterial. During 2000 and the first six months of 2001, West Marine entered into no derivative financial instruments.

In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", was issued by the Financial Accounting Standards Board
(FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. West Marine is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. West Marine is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.


NOTE 3:   Segment Information

West Marine has three divisions - Retail, Wholesale ("Port Supply") and Catalog (including Internet) - which all sell aftermarket recreational boating supplies directly to customers. The customer base overlaps between our Retail and Port Supply divisions, and between our Retail and Catalog divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity, and customer delivery.

The Retail division qualifies as a reportable segment under SFAS 131 as it is the only division that represents 10% or more of the combined revenue of all operating segments when viewed on an annual basis. Segment assets are not presented, as West Marine's assets are commingled and are not available by segment. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to West Marine's business segments (in thousands):

                                                                                                        26 Weeks  26 Weeks
                                                                                                         Ended      Ended
                                                                                                        June 30,   July 1,
                                                                                                          2001       2000
                                                                                                        --------   --------
Net sales:
   Retail                                                                                               $229,104   $229,675
   Other                                                                                                  48,878     51,662
                                                                                                        --------   --------
     Consolidated net sales                                                                             $277,982   $281,337
                                                                                                        ========   ========
Contribution:
   Retail                                                                                               $ 35,477   $ 34,415
   Other                                                                                                   7,218      8,154
                                                                                                        --------   --------
     Consolidated contribution                                                                          $ 42,695   $ 42,569
                                                                                                        ========   ========
Reconciliation of consolidated contribution to net income:
Consolidated contribution                                                                               $ 42,695   $ 42,569
 Less:
  Cost of goods sold not included in consolidated contribution                                           (10,742)   (13,102)
  General and administrative expenses                                                                    (11,543)   (11,366)
  Interest expense                                                                                        (2,947)    (3,295)
  Income tax expense                                                                                      (6,985)    (6,072)
                                                                                                        --------   --------
    Net income                                                                                          $ 10,478   $  8,734
                                                                                                        ========   ========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

West Marine is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. West Marine has three divisions - Retail, Wholesale ("Port Supply") and Catalog (including Internet) - which all sell aftermarket recreational boating supplies directly to customers. At the end of the second quarter, West Marine offered its products through 240 stores in 38 states and in Puerto Rico, on the Internet at westmarine.com and through catalogs which it distributes several times each year. West Marine's business strategy is to offer an extensive selection of high-quality marine supplies and apparel to the recreational aftermarket for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment emphasizing customer service and technical assistance. West Marine is also engaged, through its Port Supply business line and its stores, in the wholesale distribution of products to commercial customers and other retailers.

All references to the second quarter and first six months of 2001 refer to the 13-week and 26-week periods, respectively, ended June 30, 2001 and all references to the second quarter and first six months of 2000 refer to the 13-week and 26-week periods, respectively, ended July 1, 2000.

Seasonality

Historically, West Marine's business has been highly seasonal. Our expansion into new markets has made us even more susceptible to seasonality, as an increasing percentage of our store sales occur in the second and third quarters of each year. In 2000, 63.8% of our net sales were generated during the second and third quarters, principally during the period from April through July, which represents the peak boating months in most of our markets. Management expects net sales to continue to be susceptible to seasonality and weather as we expand our operations.

Results of Operations

Net sales increased $3.2 million, or 1.7%, to $188.2 million for the second quarter of 2001, compared to $185.1 million for the second quarter of 2000, primarily due to increases in net sales at our stores. Retail net sales were $157.9 million for the second quarter of 2001, an increase of $3.4 million, or 2.2%, over the $154.5 million recorded for the same period a year ago. During the second quarter of 2001, we opened five new stores and no stores were closed. Net sales in new stores opened since the second quarter of 2000 and remodeled stores not included in comparable sales were $8.5 million. Second quarter net sales from comparable stores increased 0.6%, or $0.9 million. Wholesale sales were unchanged at $14.1 million for the second quarter of 2001. Catalog (including Internet) sales decreased by $0.3 million, or 2.2%, to $14.1 million for the second quarter of 2001, compared to $14.4 million for the second quarter of 2000. Retail, Port Supply, and Catalog (including Internet) sales represented 83.9%, 7.5% and 7.5%, respectively, of our net sales for the second quarter of 2001, compared to 83.5%, 7.6% and 7.8%, respectively, of our net sales for the second quarter of 2000.

For the first six months of 2001, net sales decreased $3.4 million, or 1.2%, to $278.0 million, compared to $281.3 million for the first six months of 2000, primarily due to decreases in net sales in our Catalog division (including Internet). Retail net sales were $229.1 million for the first six months of 2001, a decrease of $0.6 million, or 0.2%, compared to the $229.7 million recorded for the same period a year ago. Net sales in new stores opened since the first six months of 2000 and remodeled stores not included in comparable sales were $11.1 million. Net sales from comparable stores for the first six months of 2001 decreased 2.3%, or $4.9 million. Wholesale sales decreased by $0.9 million, or 3.6%, to $24.7 million for the first six months of 2001 from $25.6 million for the same period a year ago. Catalog (including Internet) sales decreased by $1.9 million, or 8.4%, to $20.9 million for the first six months of 2001, compared to $22.8 million for the same period last year. Retail, Port Supply, and Catalog (including Internet) sales represented 82.4%, 8.9% and 7.5%, respectively, of our net sales for the first six months of 2001, compared to 81.6%, 9.1% and 8.1%, respectively, of our net sales for the first six months of 2000.

Our gross profit increased by $4.4 million, or 7.8%, to $61.1 million for the second quarter of 2001, compared to $56.7 million for the second quarter of 2000. Gross profit represented 32.5% of net sales in the second quarter of 2001, compared to 30.6% in the same period a year ago. Our gross profit was $83.3 million for the first six months of 2001, an increase of $3.4 million, or 4.2%, compared to gross profit of $79.9 million for the same period a year ago. Gross profit represented 30.0% of net sales for the first six months of 2001, compared to 28.4% in the same period last year. Gross profit as a percentage of sales increased for the second quarter and the first six months of 2001 compared to the prior year primarily because we reduced operating costs at our distribution centers, as well as a shift to a more profitable product mix.

Selling, general, and administrative expenses increased by $1.1 million, or 3.1%, to $37.0 million for the second quarter of 2001 compared to $35.9 million for the same period last year. Selling, general, and administrative expenses represented 19.7% of net sales for the second quarter of 2001 compared to 19.4% for the second quarter of 2000. For the first six months of 2001, selling, general, and administrative expenses increased by $1.1 million, or 1.7%, to $62.9 million compared to $61.8 million for the first six months last year. Selling, general, and administrative expenses represented 22.6% of net sales for the first six months of 2001 compared to 22.0% for the same period a year ago. The increase in selling, general and administrative expenses for both the second quarter and the first six months of 2001 is primarily due to operating costs for new stores opened this year.

Interest expense was $1.4 million in the second quarter of 2001, a decrease of $0.2 million over the same period a year ago. For the first six months of 2001, interest expense decreased by $0.3 million, to $2.9 million from $3.3 million. The decrease in interest expense for both the second quarter and the first six months of 2001 is primarily due to lower average outstanding indebtedness and lower average interest rates compared to last year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and bank borrowings. During the first six months of 2001, our primary source of liquidity was from operations. Net cash provided by operations during the first six months of 2001 was $33.7 million, consisting primarily of an increase in accounts payable and accrued expenses of $41.2 million and net income of $10.5 million, partially offset by a $17.5 million increase in inventory. The inventory increase reflects our commitment to increasing fill rates, which enhance sales, as well as stocking of merchandise at stores during the peak boating season. The change in accounts payable and accrued expenses reflects the seasonal increase in trade payables related to inventory, extended payment terms negotiated with trade vendors and an increase in accrued income taxes.

West Marine's primary cash requirements are related to repayments of debt, capital expenditures for new stores and remodeling existing stores, including leasehold improvement costs and fixtures, and information systems enhancements, and for merchandise inventory for stores. In the first six months of 2001, we spent $19.8 million for debt repayments and $10.8 million for capital expenditures. We expect to spend between $19.0 to $20.0 million on capital expenditures during 2001. We intend to pay for our expansion through cash generated from operations and bank borrowings.

At June 30, 2001, we had outstanding a $32.0 million senior guarantee note, which matures on December 23, 2004, and requires annual principal payments of $8.0 million. The note bears interest at 7.6%. The note is unsecured, and contains certain restrictive covenants including fixed charge coverage and debt to capitalization ratios and minimum net worth requirements.

We have an $80.0 million credit line which expires on January 2, 2003. Depending on our election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor ranging from 1.0% to 2.25%. At the end of the second quarter of 2001, we had $21.7 million outstanding under our credit line, which amount accrued interest at 6.1%.

In addition, we have available a $2.0 million revolving line of credit with a bank, expiring January 2, 2003. The line bears interest at the bank's reference rate, which was 6.75% at the end of the second quarter of 2001, and has a ten-day paydown requirement. At the end of the second quarter of 2001, no amounts were outstanding under the revolving line of credit.

Both credit lines are unsecured and contain various covenants which require maintaining certain financial ratios, including debt to earnings and current ratios. The covenants include minimum levels of net worth and limitations on levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures.

At the end of the second quarter of 2001, we had $1,240,000 outstanding in stand-by letters of credit and $61,000 outstanding in commercial letters of credit.

We believe existing credit facilities and cash flows from operations will be sufficient to satisfy liquidity needs through 2002.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

The statements in this filing that relate to future plans, events, expectations, objectives, or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. The following are important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements:

 . Because consumers often consider boats to be luxury items, the market is subject to change in consumer confidence and spending habits. Recent slowing of the domestic economy may adversely affect sales volumes, as well as our ability to maintain current gross profit levels.

 . Our operations could be adversely affected if unseasonably cold weather, prolonged winter conditions or extraordinary amounts of rainfall were to occur during the peak boating season in the second and third quarters.

 . Our Catalog division (including Internet) has faced market share erosion in areas where stores have been opened either by us or by our competitors. Management expects this trend to continue.

 . Our growth has been fueled principally by our store operations. Our continued growth depends to a significant degree on our ability to continue to expand our operations through the opening of new stores and to operate these stores profitably, as well as increasing net sales at existing stores. Our planned expansion is subject to a number of factors, including the adequacy of our capital resources and our ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt our distribution and other operations systems.

 .  Our expansion plans include potential acquisitions of existing businesses.
   Acquisitions involve a number of risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired business, potential adverse short-term effects on our operating results and amortization of acquired intangible assets.

 . The markets for recreational water sports and boating supplies are highly competitive. Competitive pressures resulting from competitors' pricing policies are expected to continue.

Additional factors which may affect our financial results include inventory management issues, the impact of e-commerce, fluctuations in consumer spending on recreational boating supplies, environmental regulations, demand for and acceptance of our products and other risk factors disclosed from time to time in our SEC filings.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our 2000 Annual Report filed on Form 10-K.

                                    PART II

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 10, 2001, West Marine held its Annual Meeting of Stockholders in Watsonville, California. Proxies were solicited regarding election of West Marine's Board of Directors. All eight nominees were nominated by management, and no solicitation was made on behalf of any persons other than management's nominees. All eight nominees constitute West Marine's entire Board of Directors and were elected to the Board of Directors with the following votes:

                       TOTAL VOTE FOR  TOTAL VOTE WITHHELD
                       EACH DIRECTOR   FROM EACH DIRECTOR
                       --------------  -------------------
Randolph K. Repass         15,925,379              285,582
John Edmondson             15,931,306              279,655
Richard Everett            15,922,466              288,495
Geoffrey Eisenberg         15,925,115              285,846
David McComas              15,928,136              282,825
Peter Roy                  15,934,733              276,228
Daniel Sweeney             15,936,125              274,836
William Westerfield        15,938,136              272,825


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed for the period being reported.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2001              WEST MARINE, INC.

                                   By:   /s/ John Edmondson
                                       --------------------------------------
                                       John Edmondson
                                       President and Chief Executive Officer

                                   By:   /s/ Russell Solt
                                       --------------------------------------
                                       Russell Solt
                                       Executive Vice President and Chief
                                       Financial Officer

                                   By:   /s/ Eric Nelson
                                       --------------------------------------
                                       Eric Nelson
                                       Vice President, Finance and Chief
                                       Accounting Officer