Form 10-Q
period 2001-09-29
WEST MARINE INC
filed 2001-11-13
CIK 912833

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 2001

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 26, 2001, the number of shares outstanding of the registrant's common stock was 17,930,537.

                               TABLE OF CONTENTS

PART I -  Financial Information

Item 1.   Financial Statements

          a)  Condensed Consolidated Balance Sheets as of
              September 29, 2001, December 30, 2000 and
              September 30, 2000 ..........................................   2

          b)  Condensed Consolidated Statements of Income
              for the 13-weeks ended September 29, 2001
              and September 30, 2000 and the 39-weeks ended
              September 29, 2001 and September 30, 2000 ...................   3

          c)  Condensed Consolidated Statements of Cash Flows
              for the 39-weeks ended September 29, 2001 and
              September 30, 2000 ..........................................   4

          d)  Notes to Condensed Consolidated Financial Statements ........   5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................   6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ......   8

PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K ................................   9

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               WEST MARINE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 29, 2001, DECEMBER 30, 2000 AND SEPTEMBER 30, 2000
                 (Unaudited, in thousands, except share data)

                                                                September 29,      December 30,   September 30,
                                                                    2001              2000            2000
                                                                  --------          --------        --------
ASSETS
Current assets:
  Cash.......................................................     $  2,691          $  2,654        $  5,281
  Accounts receivable, net...................................        5,178             4,964           5,899
  Merchandise inventories, net...............................      185,642           180,563         180,391
  Prepaid expenses and other current assets..................       10,886             9,879           8,267
                                                                  --------          --------        --------
    Total current assets.....................................      204,397           198,060         199,838

Property and equipment, net..................................       74,870            73,481          71,960
Intangibles and other assets, net............................       36,167            36,241          36,725
                                                                  --------          --------        --------
TOTAL ASSETS.................................................     $315,434          $307,782        $308,523
                                                                  ========          ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................................     $ 39,898          $ 42,341        $ 47,535
  Accrued expenses...........................................       29,537            17,735          20,133
  Current portion of long-term debt..........................        8,765             8,729           8,430
                                                                  --------          --------        --------
    Total current liabilities................................       78,200            68,805          76,098

Long-term debt...............................................       48,072            66,500          56,326
Deferred items and other non-current obligations.............        3,544             4,217           2,709
                                                                  --------          --------        --------
   Total liabilities.........................................      129,816           139,522         135,133

Stockholders' equity:
  Preferred stock, $.001 par value: 1,000,000 shares
   authorized; no shares outstanding.........................           --                --              --
  Common stock, $.001 par value: 50,000,000 shares
   authorized; issued and outstanding: 17,747,644
   at September 29, 2001, 17,321,521 at December 30, 2000
   and 17,267,397 at September 30, 2000......................           18                17              17
Additional paid-in capital...................................      109,417           107,987         107,579
Retained earnings............................................       76,183            60,256          65,794
                                                                  --------          --------        --------
   Total stockholders' equity................................      185,618           168,260         173,390
                                                                  --------          --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................     $315,434          $307,782        $308,523
                                                                  ========          ========        ========

           See notes to condensed consolidated financial statements.

                               WEST MARINE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (Unaudited, in thousands, except per share and store data)

                                                                13 Weeks        13 Weeks        39 Weeks        39 Weeks
                                                                  Ended           Ended           Ended           Ended
                                                               September 29,   September 30,   September 29,   September 30,
                                                                   2001            2000            2001           2000
                                                                 --------        --------        --------       --------

Net sales.................................................       $144,058        $139,065        $422,040       $420,402
Cost of goods sold, including buying and occupancy........        102,823         100,849         297,441        302,322
                                                                 --------        --------        --------       --------
Gross profit..............................................         41,235          38,216         124,599        118,080

Selling, general and administrative expense...............         31,197          29,946          94,151         91,709
                                                                 --------        --------        --------       --------
Income from operations....................................         10,038           8,270          30,448         26,371
Interest expense, net.....................................            958           1,165           3,905          4,460
                                                                 --------        --------        --------       --------
Income before income taxes................................          9,080           7,105          26,543         21,911
Income taxes..............................................          3,632           2,913          10,617          8,985
                                                                 --------        --------        --------       --------
Net income................................................       $  5,448        $  4,192        $ 15,926       $ 12,926
                                                                 ========        ========        ========       ========

Net income per share:
-  Basic..................................................          $0.31           $0.24           $0.90          $0.75
                                                                 ========        ========        ========       ========
-  Diluted................................................          $0.30           $0.24           $0.89          $0.74
                                                                 ========        ========        ========       ========

Weighted average shares outstanding:
-  Basic..................................................         17,703          17,265          17,631         17,234
                                                                 ========        ========        ========       ========
-  Diluted................................................         18,271          17,581          17,820         17,579
                                                                 ========        ========        ========       ========

Stores open at end of period..............................            240             232             240            232
                                                                 ========        ========        ========       ========

           See notes to condensed consolidated financial statements.

                               WEST MARINE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                             39 Weeks         39 Weeks
                                                                               Ended            Ended
                                                                            September 29,    September 30,
                                                                                2001            2000
                                                                              --------        --------
OPERATING ACTIVITIES:
Net income............................................................        $ 15,926        $ 12,926
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.......................................          13,414          11,972
  Gain on sale of fixed assets........................................             ( 5)              0
  Provision for doubtful accounts.....................................             280             240
  Changes in assets and liabilities:
    Accounts receivable...............................................            (494)         (1,038)
    Merchandise inventories...........................................          (5,079)        (14,553)
    Prepaid expenses and other current assets.........................          (1,007)            761
    Other assets......................................................            (783)             34
    Accounts payable..................................................          (2,443)         16,725
    Accrued expenses..................................................          11,802           6,972
    Deferred items....................................................            (673)            249
                                                                            --------        --------
      Net cash provided by operating activities.......................          30,938          34,288
                                                                              --------        --------

INVESTING ACTIVITY -
Purchases of property and equipment...................................         (13,940)        (17,026)
                                                                              --------        --------

FINANCING ACTIVITIES:
Net repayments on line of credit......................................         (17,850)        (15,200)
Repayments on long-term debt and capital leases.......................            (542)           (576)
Proceeds from issuance of common stock................................           1,431             564
                                                                              --------        --------
      Net cash used by financing activities...........................         (16,961)        (15,212)
                                                                              --------        --------
NET INCREASE IN CASH..................................................              37           2,050
CASH AT BEGINNING OF PERIOD...........................................           2,654           3,231
                                                                              --------        --------
CASH AT END OF PERIOD.................................................        $  2,691        $  5,281
                                                                              ========        ========

           See notes to condensed consolidated financial statements.

                               WEST MARINE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       Thirty-Nine Weeks Ended September 29, 2001 and September 30, 2000
                                  (Unaudited)

NOTE 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. without audit, and in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at September 29, 2001 and September 30, 2000, and the interim results of operations and cash flows for the 13-week and the 39-week periods then ended. The results of operations for the 13-week and 39-week periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2:  Accounting Policies

On December 31, 2000, West Marine adopted Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. SFAS 133 requires all derivative financial instruments to be recognized on the balance sheet at fair value. The effect of adopting SFAS 133 was immaterial. During 2000 and the first nine months of 2001, West Marine did not enter into any derivative financial instruments.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. West Marine does not believe that the adoption of SFAS 141 will have a significant impact on its financial position and results of operations.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective December 30, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires West Marine to complete a transitional goodwill impairment test six months from the date of adoption. West Marine is currently assessing the impact of SFAS 142 on its financial position and results of operations.

NOTE 3:  Segment Information

West Marine has three divisions - Retail, Wholesale and Catalog (including Internet) - which all sell aftermarket recreational boating supplies directly to customers. The customer base overlaps between our Retail and Wholesale divisions, and between our Retail and Catalog divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity, and customer delivery.

The Retail division qualifies as a reportable segment under SFAS 131 as it is the only division that represents 10% or more of the combined revenue of all operating segments when viewed on an annual basis. Segment assets are not presented, as West Marine's assets are commingled and are not available by segment. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to West Marine's Retail business segment (in thousands):

                                                                                 39 Weeks        39 Weeks
                                                                                   Ended           Ended
                                                                                September 29,   September 30,
                                                                                    2001            2000
                                                                                  --------        --------
Net sales:
  Retail..................................................................        $351,958        $346,529
  Other...................................................................          70,082          73,873
                                                                                  --------        --------
    Consolidated net sales................................................        $422,040        $420,402
                                                                                  ========        ========

  Contribution:
    Retail................................................................        $ 55,570        $ 53,079
    Other.................................................................          13,889          14,594
                                                                                  --------        --------
      Consolidated contribution...........................................        $ 69,459        $ 67,673
                                                                                  ========        ========

Reconciliation of consolidated contribution to net income:
Consolidated contribution.................................................        $ 69,459        $ 67,673
  Less:
    Cost of goods sold not included in consolidated contribution..........         (24,157)        (25,698)
    General and administrative expenses...................................         (14,854)        (15,604)
    Interest expense......................................................          (3,905)         (4,460)
    Income tax expense....................................................         (10,617)         (8,985)
                                                                                  --------        --------
        Net income........................................................        $ 15,926        $ 12,926
                                                                                  ========        ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

West Marine is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. At the end of the third quarter, West Marine offered its products through 240 stores in 38 states and in Puerto Rico, on the Internet at westmarine.com and through catalogs which it distributes several times each year. West Marine's business strategy is to offer an extensive selection of high-quality marine supplies and apparel to the recreational aftermarket for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment emphasizing customer service and technical assistance. West Marine is also engaged in the wholesale distribution of products to commercial customers and other retailers.

All references to the third quarter and first nine months of 2001 refer to the 13-week and 39-week periods, respectively, ended September 29, 2001 and all references to the third quarter and first nine months of 2000 refer to the 13-week and 39-week periods, respectively, ended September 30, 2000.

Seasonality

Historically, West Marine's business has been highly seasonal. Our expansion into new markets has made us more susceptible to seasonality, as an increasing percentage of our store sales occur in the second and third quarters of each year. In 2000, 63.8% of our net sales were generated during the second and third quarters, principally during the period from April through July, which represents the peak boating months in most of our markets. We expect net sales to continue to be susceptible to seasonality and weather as we expand our operations.

Results of Operations

Net sales increased $5.0 million, or 3.6%, to $144.1 million for the third quarter of 2001, compared to $139.1 million for the third quarter of 2000, primarily due to increases in net sales at our stores. Retail net sales were $122.8 million for the third quarter of 2001, an increase of $6.0 million, or 5.1%, over the $116.8 million recorded for the same period a year ago. During the third quarter of 2001, no new stores were opened and no stores were closed. Net sales in new stores opened since the third quarter of 2000 and remodeled stores not included in comparable sales were $8.3 million. Third quarter net sales from comparable stores increased 2.5%, or $2.8 million. Wholesale sales decreased by $0.3 million, or 3.0%, to $11.1 million for the third quarter of 2001, compared to $11.4 million for the same period a year ago. Catalog (including Internet) sales decreased by $0.8 million, or 7.0%, to $9.8 million for the third quarter of 2001, compared to $10.6 million for the third quarter of 2000. Retail, Wholesale and Catalog (including Internet) sales represented 85.3%, 7.7% and 6.8%, respectively, of our net sales for the third quarter of 2001, compared to 84.0%, 8.2% and 7.6%, respectively, of our net sales for the third quarter of 2000.

For the first nine months of 2001, net sales increased $1.6 million, or 0.4%, to $422.0 million, compared to $420.4 million for the first nine months of 2000, primarily due to increases in net sales in our Retail division. Retail net sales were $352.0 million for the first nine months of 2001, an increase of $5.4 million, or 1.6%, compared to the $346.5 million recorded for the same period a year ago. Net sales in new stores opened since the third quarter of 2000 and remodeled stores not included in comparable sales were $19.9 million. Net sales from comparable stores for the first nine months of 2001 decreased 0.7%, or $2.3 million. Wholesale sales decreased by $1.3 million, or 3.4%, to $36.3 million for the first nine months of 2001 from $37.6 million for the same period a year ago. Catalog (including Internet) sales decreased by $2.7 million, or 7.7%, to $32.8 million for the first nine months of 2001, compared to $35.5 million for the same period last year. Retail, Wholesale and Catalog (including Internet) sales represented 83.4%, 8.6% and 7.8%, respectively, of our net sales for the first nine months of 2001, compared to 82.4%, 8.9% and 8.4%, respectively, of our net sales for the first nine months of 2000.

Our gross profit increased by $3.0 million, or 7.9%, to $41.2 million for the third quarter of 2001, compared to $38.2 million for the third quarter of 2000. Gross profit margins were 28.6% in the third quarter of 2001, compared to 27.5% in the same period a year ago. Our gross profit was $124.6 million for the first nine months of 2001, an increase of $6.5 million, or 5.5%, compared to gross profit of $118.1 million for the same period a year ago. Gross profit margins were 29.5% for the first nine months of 2001, compared to 28.1% in the same period last year. Gross profit margins increased for the third quarter and the first nine months of 2001 compared to the prior year primarily because we reduced operating costs at our distribution centers and shifted to a more profitable product mix.

Selling, general, and administrative expenses increased by $1.3 million, or 4.2%, to $31.2 million for the third quarter of 2001 compared to $29.9 million for the same period last year. Selling, general, and administrative expenses represented 21.6% of net sales for the third quarters of both 2001 and 2000. For the first nine months of 2001, selling, general, and administrative expenses increased by $2.5 million, or 2.7%, to $94.2 million compared to $91.7 million for the same period last year. Selling, general, and administrative expenses represented 22.3% of net sales for the first nine months of 2001 compared to 21.8% for the same period a year ago. The increase in selling, general and administrative expenses for both the third quarter and the first nine months of 2001 is primarily due to operating costs associated with the seven additional stores opened in 2001.

Interest expense was $1.0 million in the third quarter of 2001, a decrease of $0.2 million over the same period a year ago. For the first nine months of 2001, interest expense decreased by $0.6 million, to $3.9 million from $4.5 million. The decrease in interest expense for both the third quarter and the first nine months of 2001 is primarily due to lower average outstanding indebtedness and lower average interest rates compared to last year.

Liquidity and Capital Resources

Historically, our primary sources of liquidity are cash flows from operations and bank borrowings. During the first nine months of 2001, our primary source of liquidity was from operations. Net cash provided by operations during the first nine months of 2001 was $30.9 million, consisting primarily of net income of $15.9 million and an increase in accrued expenses of $11.8 million, partially offset by a $5.1 million increase in inventory. The inventory increase reflects our commitment to increasing fill rates, which enhance sales, as well as stocking of merchandise at stores during the peak boating season. The change in accrued expenses primarily reflects an increase in accrued income taxes.

West Marine's primary cash requirements are related to repayments of debt, capital expenditures for new stores and remodeling existing stores, including leasehold improvement costs and fixtures, for information systems enhancements, and for merchandise inventory for stores. In the first nine months of 2001, we spent $18.4 million to repay outstanding indebtedness and $13.9 million for capital expenditures. We expect to spend an additional $5.0 to $6.0 million on capital expenditures for the remainder of 2001. We intend to pay for our expansion through cash generated from operations and bank borrowings.

At September 29, 2001, we had outstanding a $32.0 million senior guarantee note, which matures on December 23, 2004, and requires annual principal payments of $8.0 million. The note bears interest at 7.6%. The note is unsecured, and contains certain restrictive covenants including fixed charge coverage and debt to capitalization ratios and minimum net worth requirements.

We have an $80.0 million credit line, which expires on January 2, 2003. Depending on our election at the time of borrowing, the line bears interest at either the bank's reference rate or LIBOR plus a factor ranging from 1.0% to 2.25%. At the end of the third quarter of 2001, we had $23.3 million outstanding under our credit line, which amount accrued interest at the weighted average rate of 4.5%.

In addition, we have available a $2.0 million revolving line of credit with a bank, expiring January 2, 2003. The line bears interest at the bank's reference rate, which was 6.0% at the end of the third quarter of 2001, and has a ten-day paydown requirement. At the end of the third quarter of 2001, no amounts were outstanding under the revolving line of credit.

Both credit lines are unsecured and contain various covenants that require maintaining certain financial ratios, including debt to earnings and current ratios. The covenants include minimum levels of net worth and limitations on levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures.

At the end of the third quarter of 2001, we had $1.2 million outstanding in stand-by letters of credit.

We believe existing credit facilities and cash flows from operations will be sufficient to satisfy liquidity needs through 2002.

Special Note Regarding Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements that relate to West Marine's future plans, earnings, expectations, objectives, performance, and similar projections, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. The following are important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements:

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

Additional factors which may affect our financial results include inventory management issues, the impact of e-commerce, fluctuations in consumer spending on recreational boating supplies, environmental regulations, demand for and acceptance of our products and other risk factors disclosed from time to time in our SEC filings. West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our 2000 annual report on Form 10-K.

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

Date: November 13, 2001            WEST MARINE, INC.

                                   By:    /s/ John Edmondson
                                          ------------------
                                          John Edmondson
                                          President and Chief Executive Officer

                                   By:    /s/ Russell Solt
                                          ----------------
                                          Russell Solt
                                          Executive Vice President and Chief
                                          Financial Officer

                                   By:    /s/ Eric Nelson
                                          ---------------
                                          Eric Nelson
                                          Vice President, Finance and Chief
                                          Accounting Officer