Form 10-K405
period 2001-12-29
WEST MARINE INC
filed 2002-03-29
CIK 912833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 29, 2001

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 0-22515

                                WEST MARINE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                               Delaware 77-0355502
      (State or Other Jurisdiction of (I.R.S. Employer Identification No.)
                         Incorporation or Organization)

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

Yes  |X|.     No  |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 11, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $383,679,609 based upon the last sale price reported for such date on The Nasdaq National Market. At March 11, 2002, the number of shares outstanding of the registrant's Common Stock was 18,789,403.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                WEST MARINE, INC.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I

Item 1.       Business                                                                2

Item 2.       Properties                                                              8

Item 3.       Legal Proceedings                                                       8

Item 4.       Submission of Matters to a Vote of Security Holders                     8

PART II

Item 5.       Market for Registrant's Common Stock and Related Security Holder
              Matters                                                                 9

Item 6.       Selected Consolidated Financial Data                                    9

Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                   9

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk             13

Item 8.       Financial Statements and Supplementary Data                            14

Item 9.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure                                                   30

PART III

Item 10.      Directors and Executive Officers of the Registrant                     30

Item 11.      Executive Compensation                                                 30

Item 12.      Security Ownership of Certain Beneficial Owners and Management         30

Item 13.      Certain Relationships and Related Transactions                         30

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K        30


              Signatures                                                             31

PART I

ITEM 1 - BUSINESS

General

West Marine, Inc. is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. We have three divisions (Stores, Wholesale ("Port Supply") and Catalog), which all sell aftermarket recreational boating supplies directly to customers. At year-end 2001, we offered our products through 240 stores in 38 states and in Puerto Rico, on the Internet (www.westmarine.com) and through catalogs. We are also engaged, through our Port Supply division and our stores, in the wholesale distribution of products to commercial customers and other retailers.

West Marine was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. Unless the context otherwise requires, "West Marine" refers to West Marine, Inc. and its subsidiaries. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

Business Strategy

Our business strategy is to offer an extensive selection of high quality marine supplies and apparel to the recreational aftermarket for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment, emphasizing customer service and technical assistance.

Since opening our first store in 1975, we have grown through internal expansion and acquisitions. As shown in the table below, we have achieved increasing geographic diversification within the United States in recent years. The following table sets forth, by geographic region, the number of stores open at the end of each of the following years:

                             2001      2000       1999      1998      1997
                             ----      ----       ----      ----      ----
West Coast                     56        56         55        51        41
Northeast                     102        97         97        89        80
Southeast                      82        80         75        72        63
                             ----      ----       ----      ----      ----
Total                         240       233        227       212       184
                             ====      ====       ====      ====      ====

We intend to pursue a growth strategy through geographic diversification. Our planned expansion is subject to a number of factors, including the adequacy of our capital resources, as well as our ability to locate suitable store sites and negotiate acceptable lease terms, our ability to hire, train and integrate associates, and our ability to adapt our distribution and other operational systems.

During 2001, we opened seven new stores and remodeled eleven stores, including a 30,000 square foot superstore, our first, in Southern California. During 2002, we plan to open twenty to twenty-five new stores, including two superstores in the key markets of Southern California and Florida, one of which will be approximately 30,000 square feet, two stores in Canada and the remainder in higher volume U.S. coastal markets. We also plan to open two "small format" pilot stores, each approximately 2,500 square feet, and to remodel eleven to fifteen stores, including two major expansions. We did not close any stores during 2001.

The two stores that we plan to open in Canada during 2002 will be our first located in a foreign country. This also marks the first time that we will conduct store operations using a foreign currency. We also intend to expand our wholesale business in Canada during 2002.

While our expansion plans are focused primarily on store operations, growth is also expected in the Port Supply wholesale division. Port Supply plans to grow its marine market share by targeting new or existing customers through aggressive promotions. Port Supply also plans to take advantage of the current trend in increased government purchasing by expanding its sales efforts in the government/industrial sector. In addition, Port Supply will continue to promote its successful web site, www.portsupply.com.

Catalog (which includes Internet) continues to focus marketing efforts in geographic areas not served by our stores in the United States, Canada and certain other international locations.

We have one store located in Puerto Rico, and we have sales in foreign countries through our catalog and the Internet. For each of the years ended 2001, 2000 and 1999, total sales outside of the United States represented less than four percent of net sales.

Merchandising

The merchandise that we sell can be divided into four general categories:

Marine Supplies and Sail Hardware. These products range from maintenance products to galley supplies and include brand name offerings, as well as "West Marine" private label merchandise. Our focus is on basic marine hardware, where we dominate the market for projects and applications. These are the largest combined categories in volume and gross profit dollars. During 2002, we plan to increase our merchandising efforts on these core categories, especially maintenance, electrical and plumbing supplies.

Electronics and Marine Technology. We carry a broad selection of the most current electronics equipment. The selection includes global positioning navigational systems, as well as other electronic equipment such as ship-to-shore radios, marine stereos, autopilots, fish finders and radars. We also offer private label VHF radios and other electronic equipment. We will also focus on expanding the software and navigation areas, which show high growth potential.

Soft Goods. West Marine features a broad selection of high quality boating apparel and footwear including well-known brands. We also offer a selection of foul weather gear, shirts, shorts, jackets, hats, boots and other apparel bearing our private label.

Water Sports, Fishing and Powerboating. We continue to expand our selection of water sports, fishing and powerboating categories. We believe that this segment of the market represents a growth opportunity. West Marine substantially increased the number of fishing and water sports products in 2001, and we plan to continue to adjust those categories in 2002.

We strive to maintain consistent in-stock availability of merchandise. An individual store's merchandise mix is tailored to respond to local market conditions and buying preferences. Any items stocked by us but not available in a particular store can be shipped to the customer, usually overnight, from the distribution center. In addition, our special orders department can acquire products that we do not normally stock.

Our policy is to offer our products at prices that are competitive with prices charged by other national and regional marine supply specialty retailers and that are generally lower than prices charged by local independent operators. Replaceable price signage is clearly posted on shelving instead of directly on each item, enabling rapid price changes on items in the stores. Our commitment to offering competitive prices is supported by our price protection program where we will, for a period of 30 days, either match a competitor's price or refund the difference between our price and the competitor's price. Our merchandising group makes most pricing decisions centrally. Store managers, however, are responsible for monitoring local competition and adjusting prices to remain competitive. We believe that our competitive pricing policy, together with our price protection program, are important factors in establishing and maintaining a favorable reputation among customers.

Sourcing and Purchasing

We purchased merchandise from more than 1,000 vendors during 2001 and achieved significant efficiencies through quantity purchases, advance deliveries and direct orders. West Marine offers many of the brands best known to our target customers. In 2001, no vendor accounted for more than 9% of our merchandise purchases, and our 20 largest vendors accounted for approximately 42% of our merchandise purchases. We deal with our suppliers on an order-by-order basis and have minimal long-term purchase contracts or other contractual assurances of continued supply or pricing.

We strive to maintain strong relationships with our vendors. Our buyers meet regularly with major vendors to stay abreast of new products, new technology and new pricing. In addition, West Marine conducts an annual program at which key vendors are encouraged to discuss with our key executives and buyers their business and their relationship with West Marine. We work closely with our vendors, frequently sharing information regarding market research and our performance and goals. We also receive cooperative advertising allowances from certain vendors. During 2002, we plan to increase our offerings of private label merchandise and exclusive products.

Our private label merchandise is manufactured to our specifications on a contract basis in the United States, Europe and the Pacific Rim, and typically has higher gross margins than comparable brand name merchandise. We have no long-term contracts with our manufacturing sources, and we compete with other companies for production facilities and import quota capacity.

Our Senior Vice President and General Merchandise Manager oversees the purchasing of our merchandise. This executive supervises our buyers, who are responsible for specific product categories and for contracting the manufacture of private label merchandise and assuring quality and delivery. Our Senior Vice President of Merchandise Planning and Allocation oversees a staff responsible for managing inventory levels in the distribution facilities and the stores, and for minimizing in-store out-of-stocks. Inventory managers are assisted by a sophisticated management information system that provides them with current inventory, price and volume information by SKU and recommended purchase quantities, allowing them to react quickly to market changes.

Customer Service

We are committed to achieving "better than expected" customer satisfaction to encourage repeat business. To develop responsive, well-trained sales associates, we devote significant resources to developing and implementing extensive employee training programs aimed at increasing product knowledge and responsiveness to customer needs. In addition, we provide a price-protection program, special order capabilities and a "no hassle" satisfaction guarantee that permits customers who are not completely satisfied to return an item for exchange, credit or refund. To educate customers on the latest developments in boating and product offerings, we conduct classes and seminars. Most store managers are drawn from our sales associates and are avid boating enthusiasts.

Our master catalog also provides technical information relating to various boating subjects, providing customers with a higher degree of product knowledge. We place great emphasis on new hire training, associate training, on-the-job training, additional self-paced training and field tests to help ensure that sales associates are thoroughly familiar with the technical elements of our product offerings. To provide customers easy access to factory authorized repair service, we maintain in-house service centers and rigging shops at our facilities in Hollister, California and Rock Hill, South Carolina. Based upon information received from our customers, both in multiple focus groups conducted by an independent research firm and from "How Are We Doing" cards at retail stores, we believe we have established a reputation for excellent customer service.

Site Selection and Store Design

In selecting which markets to enter, we evaluate a number of criteria, including proximity to existing operations and the performance of catalog sales in that market, as well as the size and strength of potential competitors. In choosing specific sites within a market, we apply standardized site selection criteria which take into account numerous factors including the number of boat slips and boats within a certain radius, local demographics and overall retail activity.

Our stores are conveniently located either near boat marinas or at central locations accessible to boaters. Stores are generally open seven days a week, including most holidays. Most stores have large, readily identifiable signage, easy access from major roads and adequate customer parking. Most stores currently range in size from approximately 3,000 to 8,000 square feet.

The format of West Marine stores depends on the size of the store and the buying patterns of the local markets. Merchandise is displayed in functional product groupings clearly identified by signs hanging in each aisle. The layout of the store is designed to expose each customer to a large proportion of the store's product offerings and to stimulate customer purchases. For example, frequently purchased items such as rope, varnish and other maintenance supplies are generally displayed at the rear of the store, whereas items that are higher margin and have a strong impulse purchasing orientation are displayed in the front of the store. Eye-catching end-cap displays feature new product offerings or promotional items or focus on a particular product category, such as safety equipment. Our brightly lit, well-organized stores are designed to provide a convenient shopping environment.

Store Operations

Our stores are organized into three geographic regions with a regional manager responsible for each region. Regional managers report to the Chief Operating Officer. Each region is separated into districts, each with a district manager responsible for the store operations within his or her district. Our district managers frequently visit the stores within their respective geographic areas to monitor operating performance and ensure adherence to our operating standards. The typical staff for a West Marine store consists of one store manager, an assistant store manager and between four and twenty additional hourly sales associates, many of whom work part-time. Store managers make all hiring decisions and monitor and respond to local competitive forces.

Store and district managers participate in an incentive plan that ties compensation awards to the achievement of specified store profits, group performance goals and overall profits. We advocate broad-based participation in our stock option plans and all associates and managers are eligible to receive stock option grants.

During 2001, West Marine hosted a private "boating equipment show" exclusively for more than 300 of our key store management personnel, featuring 75 of the industry's most prominent vendors. A first for the industry, this innovative training session provides a powerful opportunity for vendors to provide store management with product information. The boat show is just one aspect of "West Marine University," an intensive training program for store managers now in its 17th year. In addition to the boat show, managers participate in classroom sessions and role-playing exercises and have the opportunity to hear from keynote speakers on subjects ranging from sales and management techniques to current marine industry topics.

See Note 9 of the Notes to Consolidated Financial Statements set forth in "Item 8 -- Financial Statements and Supplementary Data" for certain financial information regarding the Stores business segment.

Other Business Lines

We believe that our Catalog division has served as an effective marketing and advertising tool for our store operations. We mail our annual master merchandise catalog, consisting of over 1,000 pages, throughout the world. In addition, smaller seasonal full-color catalogs and flyers are mailed during the year. Our catalogs also provide technical information regarding product offerings.

We rent mailing lists from boating magazines and other industry sources to better target customers with our catalogs.

We design and produce our catalogs at our executive offices in Watsonville, California, utilizing a desktop publishing system. This enables us to make both pricing and product changes until shortly before the catalogs are printed. This year, we will distribute over one million copies of our master merchandise catalog.

We receive catalog orders by mail, fax, Internet or telephone at our Watsonville, California call center. Merchandise is then distributed to customers from one of our distribution facilities. The Hollister, California distribution facility services primarily the West Coast while the Rock Hill, South Carolina distribution facility services customers east of the Rocky Mountains.

Port Supply, our wholesale business division, was created to address a broader customer base and to take advantage of our purchasing and distribution efficiencies. We distributed marine supplies to approximately 22,000 wholesale customers in 2001, including customers involved in boat sales, boat building, boat repair, yacht chartering and marine supply retailers who resell the items. In addition, Port Supply sells to industrial and government customers who use marine-related products.

We addressed the growing significance of e-commerce in the marketplace with an Internet website that targets all segments of boat enthusiasts. During 2001, we significantly improved the user interface, making it much easier for consumers to use. This initiative resulted in increased customer conversion rates and higher sales per transaction. The website is updated daily with any product, pricing and inventory changes. Orders are filled in the same manner as catalog orders. The website includes online advisors, technical information areas, news, feature stories and other information of interest to boaters.

Distribution

We have two distribution centers. The West Coast distribution center is approximately 162,000 square feet and is located in Hollister, California. The East Coast distribution center is approximately 472,000 square feet and is located in Rock Hill, South Carolina. The distribution centers support all of West Marine's business units: Stores, Catalog (including Internet) and Port Supply.

Vendors ship products to one of the distribution centers where the merchandise is inspected, verified against the original purchase order, ticketed and repackaged for shipment to stores and customers. Both distribution centers use radio frequency devices for managing most activities. We use various methods of transportation to ship products, including truck and air freight, as well as company-owned trucks and vans. An inventory purchasing system maintains stock levels for each SKU in each distribution center. Normally, merchandise is sent to stores once a week. However, during certain seasonal periods, many stores receive more than one shipment per week. During 2002, we plan to implement productivity management systems at our distribution facilities and increase the proportion of direct store deliveries from vendors.

Information Systems

West Marine has deployed automated business systems that provide our management with advanced tools and daily information on sales, gross margins and inventory levels. We utilize an integrated software system that runs on multiple IBM AS/400 computers. This system has been designed to support all aspects of the business including Stores, Catalog (which includes Internet) and Port Supply sales with emphasis on improved productivity and reduced cost. Specific programs have focused on features to ensure accuracy and safeguard both data and material. All purchasing functions including planning are processed through a secondary software application that is fully integrated with the core system.

Each of our stores is linked to our headquarters through a dedicated network that provides access to up-to-the-minute information and secure bi-directional communication for voice, inventory, pricing, credit card approval, sales and customer service functions. The point-of-sale system keeps a record, updated daily, of each merchandise item from receipt to sale. The system is designed to support the convergence of technologies supporting all areas of our operations, including the Internet.

We believe that the systems we have deployed provide a competitive advantage and enable us to continually improve customer service, operational efficiency and management's ability to monitor critical performance factors.

During 2001, we made significant progress in implementing an Electronic Data Interchange (EDI) network with our key vendors, and we intend to continue this effort during 2002. By using the EDI solution to share information electronically, we will be able to generate significant savings, increase efficiency and better manage inventories.

Marketing

Our overall marketing objective is to communicate the attributes of our brand while creating a compelling "value equation" for our customers. The West Marine brand stands for superior selection, friendly and knowledgeable service, competitive prices and shopping convenience.

We market our products and services through direct mail catalogs and flyers, emails, space advertisements in boating specialty publications, cable television, newspapers and the Internet.

We also participate in a number of boat shows and sponsor a number of boating-related events each year, ranging from sailing regattas and fishing derbies, to waterway clean-up campaigns. These events are designed to encourage participation in boating and to increase the number of people enjoying the boating lifestyle.

During 2001, the West Advantage Program, our customer loyalty program initiated in 1999, reached over one million members, to become the largest boating membership program in the country. We also launched an extended service program during 2001. The Mariner's Protection Program enables customers to extend their product warranty for an additional one to two years. We continue to promote our private-label credit card, which we introduced two years ago.

Competition

The retail market for marine supplies is highly competitive and we expect the level of competition to increase. Our stores compete with other national specialty marine supply stores such as Boat/U.S. and Boater's World. Many of these competitors have stores in the markets in which we now operate and in which we plan to expand. We also compete with a wide variety of local and regional specialty stores, sporting goods stores and mass merchants. We also have a number of competitors in the catalog and wholesale distribution of marine products.

The principal factors of competition in our marketplace are quality, availability, price, customer service, convenience, and access to a variety of merchandise. We believe that we compete successfully on the basis of all such factors.

Trademarks and Service Marks

We are the owner in the United States of the trademarks and service marks "West Marine" and "E&B Marine", among others. These marks are registered with the United States Patent and Trademark Office and in certain foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal.

Employees

As of December 29, 2001, we had 3,111 associates, of whom some 1,971 were full-time and 1,140 were part-time or temporary. A significant number of temporary associates were hired during our peak selling seasons.

Executive Officers

The following table sets forth information regarding our executive officers:


Name                       Age     Position
----                       ---     --------
John Edmondson              57     President and Chief Executive Officer
Richard E Everett           49     Chief Operating Officer
Russell Solt                54     Executive Vice President, Chief Financial Officer and Secretary


John Edmondson has served as President and Chief Executive Officer of West Marine since November 1998. Mr. Edmondson was also elected a director of West Marine in November 1998. From 1992 to November 1998, Mr. Edmondson served initially as Corporate Chief Operating Officer, and then as President and Chief Executive Officer, of World Duty Free Americas, Inc., a duty free retailer. Prior to joining World Duty Free Americas, Mr. Edmondson was General Manager of Marriott's Host Airport Merchandise and its Sports and Entertainment division. Mr. Edmondson began his career with Allied Stores' Maas Bros./Jordan Marsh in 1965 and has held various senior management positions with several retailers.

Richard E Everett joined West Marine in 1981 and has served as Chief Operating Officer since 1995 and President of Retail (Stores and Catalog, which includes Internet) since 2001. Mr. Everett has also served as a director of West Marine since 1994. In addition, he presently oversees the Real Estate and Visual Merchandising operations. From 1998 to 2001, Mr. Everett served as President of Stores. Prior to that, he served as Executive Vice President from 1996 and has held various other positions since joining West Marine.

Russell Solt joined West Marine in January 2000 as Senior Vice President, Chief Financial Officer and Secretary. Mr. Solt was elected an Executive Vice President in March 2001. From 1995 to May 1999, Mr. Solt served first as Executive Vice President of Finance and Administration, and then as President, of Venture Stores, Inc., a discount retailer. From 1994 to 1995, Mr. Solt served as Chief Financial Officer of Williams-Sonoma, Inc., a specialty retailer.

ITEM 2 - PROPERTIES

Our corporate offices are located in a 90,000 square foot facility in Watsonville, California, which we occupy under a lease with a related party which expires in 2006. We operate a 162,000 square foot distribution center located in Hollister, California with a lease that expires in 2011. We also operate a 472,000 square foot distribution center located in Rock Hill, South Carolina with a lease that expires in 2007.

At December 29, 2001, our 240 stores included an aggregate of approximately 1.8 million square feet of space. All of our stores except two are leased, typically for a five-year term, with options to renew for additional terms. In most cases, we pay a fixed rent. Substantially all of the leases require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to any material litigation. From time to time, we have received notices alleging violations of California state environmental regulations relating to product warning label requirements. We have responded to these notices, and we do not believe that the resolution of these allegations will have a material adverse effect on our business, financial condition, results of operations or cash flow.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

West Marine's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol WMAR. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported by the Nasdaq Stock Market.


                                                   First          Second           Third          Fourth
                                                  Quarter         Quarter         Quarter         Quarter
                                                  -------         -------         -------         -------

2001 Stock Trade Price:
   High                                            $5.88            $7.52          $14.07         $16.62
   Low                                             $4.19            $3.97           $7.35          $9.90

2000 Stock Trade Price:

   High                                           $10.50            $9.94           $9.50          $8.50
   Low                                             $8.38            $6.50           $6.56          $3.50

As of March 11, 2002, there were approximately 7,792 holders of record of our common stock.

West Marine has not paid any cash dividends on its common stock during the last two years, and we do not anticipate doing so in the foreseeable future.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share and operating data)
----------------------------------------------------- --------------- ------------- -------------- --------------- ---------------
                                                           2001           2000          1999            1998             1997
----------------------------------------------------- --------------- ------------- -------------- --------------- ---------------
Consolidated Income Statement Data:
Net sales                                                $512,873      $508,364        $491,905       $454,115         $420,511
Income from operations                                     28,039        18,266(1)       20,395          8,665           29,116
Income before income taxes                                 23,193        12,304(1)       14,765          2,594(2)        25,487
Net income                                                 13,917         7,391(1)        8,711          1,098(2)        15,173
Net income per share:
    Basic                                                $   0.79      $   0.43(1)     $   0.51       $   0.06(2)      $   0.91
    Diluted                                              $   0.77      $   0.42(1)     $   0.50       $   0.06(2)      $   0.86

Consolidated Balance Sheet Data:
Working capital                                          $144,398      $129,255        $130,539       $143,974         $149,242
Total assets                                              320,809       307,782         286,860        279,545          275,888
Long-term debt, net of current portion                     59,426        66,500          71,843         94,367           92,960
Operating Data:
    Stores open at year-end                                   240           233             227            212              184
    Comparable stores net sales increase (decrease)         (0.2%)          2.3%            1.8%           1.2%             5.0%
----------------------------------------------------- --------------- ------------- -------------- --------------- ---------------

(1) Includes a $2.4 million pre-tax charge for costs related to uncollectible vendor receivables. The impact of this charge represents $0.08 per basic and diluted share.
(2) Includes a $3.3 million pre-tax charge for expenses related to the distribution center move in 1998. The impact of this charge represents $0.08 per basic and diluted share.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

West Marine distributes our merchandise through three divisions: Stores (retail and wholesale), Catalog (retail and Internet), and Port Supply (wholesale and Internet). West Marine operated 240 stores in 38 states and in Puerto Rico as of December 29, 2001, compared to 233 stores as of December 30, 2000. All references to 2001, 2000 and 1999 refer to our fiscal years ended on December 29, 2001, December 30, 2000 and January 1, 2000, respectively, and all were 52-week years.

Results of Operations

The following table sets forth certain income statement components expressed as a percent of sales:

                                                                          2001          2000         1999
                                                                          ----          ----         ----
Net sales                                                                100.0%        100.0%       100.0%
Cost of goods sold including buying and occupancy                         70.9%         73.1%        73.6%
                                                                         -----         -----        -----
Gross profit                                                              29.1%         26.9%        26.4%
Selling, general and administrative expenses                              23.6%         23.3%        22.3%
                                                                         -----         -----        -----
Income from operations                                                     5.5%          3.6%         4.1%
Interest expense                                                           1.0%          1.2%         1.1%
                                                                         -----         -----        -----
Income before income taxes                                                 4.5%          2.4%         3.0%
Provision for income taxes                                                 1.8%          0.9%         1.2%
                                                                         -----         -----        -----
Net income                                                                 2.7%          1.5%         1.8%
                                                                         =====         =====        =====

2001 Compared to 2000

In 2001, West Marine achieved net sales of $512.9 million, an increase of $4.5 million, or 0.9%, over net sales of $508.4 million in 2000. Net income of $13.9 million, or $0.77 per diluted share, in 2001 compares to net income of $7.4 million, or $0.42 per diluted share, in 2000. Results of operations for 2000 include a $2.4 million pre-tax charge ($1.5 million after-tax, or $0.08 per share) related to the writeoff of vendor receivables that were deemed uncollectible.

Net sales attributable to our Stores division increased $8.9 million, or 2.1%, to $427.6 million in 2001, mostly due to the addition of seven new stores, which contributed $7.0 million to net sales growth. Comparable store net sales decreased $0.7 million, or 0.2%, in 2001. Port Supply net sales decreased $1.6 million, or 3.4%, to $45.0 million in 2001, primarily as a result of increased sales to Port Supply customers through retail stores. Catalog net sales decreased $2.8 million, or 6.5%, to $40.3 million, primarily due to the increase in the number of store locations.

Gross profit increased $12.7 million, or 9.3%, in 2001 compared to 2000. Gross profit as a percentage of net sales increased to 29.1% in 2001 from 26.9% in 2000, primarily due to more favorable vendor terms, supply chain efficiencies and increased sales volume of higher margin private label products. Gross profits in 2000 were adversely affected by the $2.4 million writeoff of vendor receivables.

Selling, general and administrative expenses increased $2.9 million, or 2.4%, in 2001, primarily due to increases in direct expenses related to the growth in Stores. Selling, general and administrative expenses as a percentage of net sales increased to 23.6% in 2001 from 23.3% in 2000.

Income from operations increased $9.8 million, or 53.5%, in 2001 compared to 2000. As a percentage of net sales, income from operations increased to 5.5% in 2001, from 3.6% in 2000.

Interest expense decreased $1.1 million, or 18.7%, in 2001 compared to 2000, primarily as a result of lower interest rates.

Income tax expense increased $4.4 million, or 88.8%, due to increased income from operations. The income tax rate of 40% of pre-tax income remained unchanged from the prior year.

2000 Compared to 1999

In 2000, West Marine achieved net sales of $508.4 million, an increase of $16.5 million, or 3.3%, over net sales of $491.9 million in 1999. Net income of $7.4 million, or $0.42 per diluted share, in 2000 compares to net income of $8.7 million, or $0.50 per diluted share, in 1999. Results of operations for 2000 include a $2.4 million pre-tax charge ($1.5 million after-tax, or $0.08 per share) related to the writeoff of vendor receivables that were deemed uncollectible.

Net sales attributable to our Stores division increased $22.5 million, or 5.7%, to $418.8 million in 2000, due to the launching of market development initiatives, including the West Advantage Program, a customer loyalty program, and a private-label credit card, and the addition of nine new stores, which contributed $8.8 million to net sales growth. Three stores were closed in 2000. Comparable store net sales increased $8.6 million, or 2.3%, in 2000. Port Supply net sales decreased $0.4 million, or 0.8%, in 2000 primarily as a result of increased sales to Port Supply customers through retail stores. Catalog net sales decreased $5.7 million, or 11.6%, to $43.1 million, primarily due to a decrease in the number of catalogs circulated, the increase in the number of store locations and the erosion of sales in some international markets as a result of unfavorable changes in exchange rates.

Gross profit increased 5.3% in 2000 compared to 1999. Gross profit as a percentage of net sales increased to 26.9% in 2000 from 26.4% in 1999, primarily reflecting reduced shrinkage and lower shipping costs, as well as a shift to a more profitable product mix, offset by the $2.4 million writeoff of vendor receivables.

Selling, general and administrative expenses increased $9.0 million, or 8.2%, in 2000, primarily due to increases in direct expenses related to the growth in Stores, costs related to launching market development initiatives and consulting costs related to process improvements. Selling, general and administrative expenses as a percentage of net sales increased to 23.3% in 2000 from 22.3% in 1999.

Income from operations decreased $2.1 million, or 10.4%, from 1999 to 2000, including the $2.4 million charge for the writeoff of vendor receivables. As a percentage of net sales, income from operations decreased to 3.6% in 2000, from 4.1% in 1999.

Interest expense increased $332,000, or 5.9%, in 2000 compared to 1999, primarily as a result of higher interest rates.

Liquidity and Capital Resources

During 2001, our primary source of liquidity was cash flows from operations. Net cash provided by operations during 2001 was $18.0 million, consisting primarily of net income after tax, excluding depreciation and amortization, of $32.3 million, offset by a $12.2 million increase in inventory and a $3.6 million decrease in accounts payable. The inventory increase reflects the increase in the number of stores, as well as our commitment to increasing fill rates, which enhance sales, as well as advanced stocking of merchandise at stores in preparation for the peak boating season. Net cash used in financing activities was $2.4 million, consisting of $8.7 million repayment of our long-term debt offset by $4.6 million received from the exercise of stock options and the net sales of common stock pursuant to the associate stock purchase plan, and $1.7 million borrowed on a line of credit.

West Marine's primary cash requirements are related to capital expenditures for new stores and remodeling existing stores, including leasehold improvement costs, fixtures and information systems enhancements, and for merchandise inventory for stores. In 2001, we spent $17.3 million on capital expenditures. We expect to spend from $24.0 million to $27.0 million on capital expenditures during 2002. We intend to pay for our expansion through cash generated from operations and bank borrowings.

At the end of 2001, we had outstanding a $24.0 million senior guarantee note which matures on December 23, 2004, and requires annual principal payments of $8.0 million. The note bears interest at 7.6%. The note is unsecured and contains certain restrictive covenants including fixed charge coverage, debt-to-capitalization ratios and minimum net worth requirements.

At the end of 2001, we had an $80.0 million credit line, and borrowings under that credit line were $42.8 million, bearing interest at rates ranging from 3.375% to 4.75%. At the end of 2000, borrowings under the credit line were $41.1 million, bearing interest at rates ranging from 8.1% to 9.5%. On March 4, 2002, we replaced the $80.0 million credit line with a $100.0 million credit line which expires in three years. At any time prior to March 4, 2004, we have the option to increase this new credit line to $125.0 million (provided we are not then in default under the new credit line). The new credit line includes a $20.0 million sub-facility for standby and commercial letters of credit, of which up to $15.0 million is available for the issuance of commercial letters of credit and up to $5.0 million is available for standby letters of credit. The new credit line also includes a sub-limit of up to $10.0 million for same day advances.

Depending on our election at the time of borrowing, the line bears interest at either (a) the higher of (i) the bank's prime rate or (ii) the federal funds rate plus 0.5% or (b) LIBOR plus a factor ranging from 1.0% to 2.25%.

The new credit line is unsecured and contains various covenants which require the Company to maintain certain financial ratios, including debt to earnings and current ratios. The covenants also require us to maintain minimum levels of net worth and place limitations on the levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures.

In addition, we had available a $2.0 million revolving line of credit with a bank at the end of 2001 and, in connection with entering into our new line of credit, terminated this line of credit. The line bore interest at the bank's reference rate (4.75% at the end of 2001) and had a ten-day paydown requirement. At the end of 2001 and 2000, no amounts were outstanding under the revolving line of credit.

At the end of 2001, we had $1,240,000 of outstanding stand-by letters of credit, compared to $490,000 at year-end 2000. At the end of 2001 and 2000, we had $1,196,000 and $484,000, respectively, of outstanding commercial letters of credit.

During 2001 and 2000, the weighted average interest rate on all outstanding borrowings was 6.4% and 7.9%, respectively.

We believe existing credit facilities and cash flows from operations will be sufficient to satisfy our liquidity needs through 2003.

Seasonality

Historically, our business has been highly seasonal. Our expansion into new markets has made it even more susceptible to seasonality, as an increasing percentage of Stores' sales occur in the second and third quarters of each year. In 2001, 64.8% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through July, which represents the peak boating months in most of our markets. Management expects the seasonal fluctuation in net sales to become more pronounced as we continue to expand our operations.

Business Trends

West Marine's growth in net sales has been principally fueled by geographic expansion through the opening of new stores and, to a lesser extent, by comparable stores net sales increases. Future net sales and profit growth, if any, will be increasingly dependent on the opening and profitability of new stores. Our Catalog division continues to face market share erosion in markets where stores have been opened by either our competitors or us. Management expects this trend to continue.

Critical Accounting Policies and Estimates

Management's discussion and analysis of West Marine's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Our accounting policies are more fully described in Note 1 to the financial statements, located elsewhere in this Form 10-K. We have identified certain critical accounting policies, which are described below.

Merchandise inventory. Our merchandise inventory is carried at the lower of cost or market on a first-in, first-out basis. We make certain assumptions to adjust inventory based on historical experience and current information in order to assess that inventory is recorded properly at the lower of cost or market. Although the historical impact of these adjustments has been immaterial, these assumptions can have a significant impact on current and future operating results and financial position.

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures, indicate that the carrying value of an asset may not be recoverable. At the time a decision is made to close a store, we record an impairment charge, if appropriate, and accelerate depreciation over the revised useful life. We believe at this time that the long-lived assets' carrying values and useful lives continues to be appropriate.

Income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. While we have considered future taxable income, state tax apportionment and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

The statements in this Form 10-K that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to West Marine's future plans, expectations, objectives, performance and similar projections, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

Set forth below are certain important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements.

Because consumers often consider boats to be luxury items, the market is subject to changes in consumer confidence and spending habits. Recent slowing of the domestic economy may adversely affect sales volumes, as well as our ability to maintain current gross profit levels.

Our operations could be adversely affected if unseasonably cold weather, prolonged winter conditions or extraordinary amounts of rainfall were to occur during the peak boating season in the second and third quarters.

Our Catalog division has faced market share erosion in areas where either our competitors or we have opened stores. Management expects this trend to continue.

Our growth has been fueled principally by our stores' operations. Our continued growth depends to a significant degree on our ability to continue to expand our operations through the opening of new stores and to operate these stores profitably, as well as to increase net sales at our existing stores. Our planned expansion is subject to a number of factors, including the adequacy of our capital resources and our ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt our distribution and other operations systems.

The markets for recreational water sports and boating supplies are highly competitive. Competitive pressures resulting from competitors' pricing policies are expected to continue.

Additional factors which may affect our financial results include inventory management issues, the impact of the Internet and e-commerce on the supply chain, fluctuations in consumer spending on recreational boating supplies, environmental regulations, demand for and acceptance of our products and other risk factors disclosed from time to time in our filings with the Securities and Exchange Commission.

ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk

We do not undertake any specific actions to cover our exposure to interest rate risk, and West Marine is not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments.

A 64 basis point change in interest rate (10% of our weighted average interest rate) affecting our floating financial instruments would have an effect of approximately $273,000 on our pretax income and cash flows over the next year, and would have an immaterial effect on the fair value of our fixed rate financial instruments (see "Notes to Consolidated Financial Statements - Lines of Credit and Long-Term Debt").

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of West Marine, Inc.:

We have audited the accompanying consolidated balance sheets of West Marine, Inc. and subsidiaries (the "Company") as of December 29, 2001 and December 30, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2001 and December 30, 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 4, 2002

                                WEST MARINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 29, 2001 AND DECEMBER 30, 2000
                        (in thousands, except share data)

                                                                                                             Year-End
                                                                                                             --------
                                                                                                         2001         2000
                                                                                                         ----         ----
ASSETS

   Current assets:
   Cash                                                                                                $  1,044     $  2,654
   Accounts receivable, net                                                                               6,302        4,964
   Merchandise inventories                                                                              192,748      180,563
   Prepaid expenses and other current assets                                                             12,078        9,879
                                                                                                       --------     --------
      Total current assets                                                                              212,172     $198,060

   Property and equipment, net                                                                           73,511       73,481
   Intangibles and other assets, net                                                                     35,126       36,241
                                                                                                       --------     --------
TOTAL ASSETS                                                                                           $320,809     $307,782
                                                                                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
   Accounts payable                                                                                    $ 38,755     $ 42,341
   Accrued expenses                                                                                      16,420       15,641
   Deferred current liabilities                                                                           3,825        2,094
   Current portion of long-term debt                                                                      8,774        8,729
                                                                                                       --------     --------
     Total current liabilities                                                                           67,774       68,805

   Long-term debt                                                                                        59,426       66,500
   Deferred items and other non-current obligations                                                       5,796        4,217
                                                                                                       --------     --------
     Total liabilities                                                                                  132,996      139,522

Stockholders' equity:
   Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding                      --           --
   Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding:
     18,134,152 at December 29, 2001 and 17,321,521 at December 30, 2000                                     18           17
   Additional paid-in capital                                                                           113,622      107,987
   Retained earnings                                                                                     74,173       60,256
                                                                                                       --------     --------
     Total stockholders' equity                                                                         187,813      168,260
                                                                                                       --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                             $320,809     $307,782
                                                                                                       ========     ========










                See notes to consolidated financial statements.

                                WEST MARINE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per share and store data)

                                                                                          2001           2000         1999
                                                                                          ----           ----         ----
Net sales                                                                               $512,873      $508,364      $491,905
Cost of goods sold, including buying and occupancy                                       363,578       371,728       362,098
                                                                                        --------      --------      --------
Gross profit                                                                             149,295       136,636       129,807

Selling, general and administrative expense                                              121,256       118,370       109,412
                                                                                        --------      --------      --------
Income from operations                                                                    28,039        18,266        20,395
Interest expense, net                                                                      4,846         5,962         5,630
                                                                                        --------      --------      --------
Income before taxes                                                                       23,193        12,304        14,765
Provision for income taxes                                                                 9,276         4,913         6,054
                                                                                        --------       -------      --------
Net income                                                                              $ 13,917      $  7,391      $  8,711
                                                                                        ========      ========      ========

Net income per share:
   Basic                                                                                $   0.79      $   0.43      $   0.51
   Diluted                                                                              $   0.77      $   0.42      $   0.50

Weighted average common and common equivalent shares outstanding:

   Basic                                                                                  17,722        17,250        17,086
   Diluted                                                                                18,047        17,558        17,557
Stores open at end of period                                                                 240           233           227











                See notes to consolidated financial statements.

                                WEST MARINE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                              Common Stock           Additional                      Total
                                                              ------------            Paid-in       Retained     Stockholders
                                                          Shares        Amount        Capital       Earnings        Equity
                                                          ------        ------        -------       --------        ------
Balance at year-end, 1998                               16,984,528      $  17        $105,599        44,154        149,770

Net income                                                                                            8,711          8,711
Exercise of stock options                                   67,599                        276                          276
Restricted stock award                                                                    138                          138
Tax benefit from exercise of non-qualified
   stock options                                                                          113                          113
Sale of common stock pursuant to associate stock
   purchase plan                                           138,147                        889                          889
                                                        ----------      ------       --------       -------       --------
Balance at year-end, 1999                               17,190,274         17         107,015        52,865        159,897

Net income                                                                                            7,391          7,391
Exercise of stock options                                   29,465                        183                          183
Tax benefit from exercise of non-qualified
   stock options                                                                          112                          112
Sale of common stock pursuant to associate stock
   purchase plan                                           101,782                        677                          677
                                                        ----------      ------       --------       -------       --------
Balance at year-end, 2000                               17,321,521         17         107,987        60,256        168,260

Net income                                                                                           13,917         13,917
Exercise of stock options                                  706,690          1           4,217                        4,218
Tax benefit from exercise of non-qualified
   stock options                                                                          962                          962
Sale of common stock pursuant to associate stock
   purchase plan                                           105,941                        456                          456
                                                           -------      ------       --------       -------       --------
Balance at year-end, 2001                               18,134,152      $  18        $113,622       $74,173       $187,813
                                                        ==========      ======       ========       =======       ========






                See notes to consolidated financial statements.

                                WEST MARINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          2001           2000          1999
                                                                                          ----           ----          ----
OPERATING ACTIVITIES:

Net income                                                                               $ 13,917       $ 7,391      $ 8,711
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                           18,351        15,193       14,075
   Provision for deferred income taxes                                                      3,795           593        3,092
   Tax benefit from exercise of stock options                                                 962           112          113
   Provision for doubtful accounts                                                            242           189          533
   Loss (gain) on asset disposals                                                             (10)        1,208           --
   Non-cash compensation expense                                                               --            --          138
   Changes in assets and liabilities:
     Accounts receivable                                                                   (1,580)          (52)        (974)
     Merchandise inventories                                                              (12,185)      (14,725)      (5,769)
     Prepaid expenses and other current assets                                             (2,199)         (850)       2,545
     Other assets                                                                              (4)         (307)         141
     Accounts payable                                                                      (3,586)       12,719        7,051
     Accrued expenses                                                                         779         4,696        5,280
     Deferred items                                                                          (485)          112          405
                                                                                         --------       -------      -------
        Net cash provided by operating activities                                          17,997        26,279       35,341
                                                                                         --------       -------      -------

INVESTING ACTIVITY -
Purchases of property and equipment                                                       (17,252)      (20,769)     (18,681)
                                                                                         --------       -------      -------

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit                                               1,700         1,600      (13,500)
Proceeds from long-term borrowings                                                             --           278           --
Repayments on long-term debt and capital leases                                            (8,729)       (8,825)      (2,118)
Proceeds from sale of common stock pursuant to associate stock purchase plan                  456           677          889
Proceeds from exercise of stock options                                                     4,218           183          276
        Net cash used in financing activities                                            --------       -------      -------
                                                                                           (2,355)       (6,087)     (14,453)
                                                                                         --------       -------      -------

NET INCREASE (DECREASE) IN CASH                                                            (1,610)         (577)       2,207

CASH AT BEGINNING OF PERIOD                                                                 2,654         3,231        1,024
                                                                                         --------       -------      -------

CASH AT END OF PERIOD                                                                    $  1,044       $ 2,654      $ 3,231
                                                                                         ========       =======      =======

Other cash flow information:
     Cash paid for interest                                                              $  4,968       $ 6,028      $ 5,836
     Cash paid for income taxes                                                             5,796         3,970        4,302
     Equipment acquired through non-cash capital lease transactions                            --         2,200           --




                See notes to consolidated financial statements.

                                WEST MARINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - West Marine, Inc. ("West Marine" or "the Company") is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. The Company has three divisions (Stores, Wholesale ("Port Supply") and Catalog), which all sell aftermarket recreational boating supplies directly to customers. At year-end 2001, West Marine offered its products through 240 stores in 38 states and in Puerto Rico, on the Internet (www.westmarine.com) and through catalogs. The Company is also engaged, through its Port Supply division and its stores, in the wholesale distribution of products to commercial customers and other retailers.

West Marine was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. The Company's principal executive offices are located in Watsonville, California.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of West Marine, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The Company has no partially-owned subsidiaries.

YEAR-END - The Company's fiscal year ends on the Saturday closest to December 31 based on a 52- or 53-week year. The years 2001, 2000 and 1999 ended on December 29, 2001, December 30, 2000 and January 1, 2000, respectively, and all were 52-week years.

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

DEFERRED CATALOG AND ADVERTISING COSTS - The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the expected net sales period, which is generally from two months to ten months. Deferred catalog costs were $108,000 and $227,000 at year-end 2001 and 2000, respectively. Advertising costs, which are expensed as incurred, were $13.6 million, $12.7 million and $14.0 million in 2001, 2000 and 1999, respectively.

PROPERTY AND EQUIPMENT is stated at cost. Furniture and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

CAPITALIZED INTEREST - The Company's policy is to capitalize interest on major capital projects. During 2001, 2000 and 1999, the Company incurred approximately $5.6 million, $6.8 million and $6.1 million, respectively, of interest, of which approximately $734,000, $833,000 and $423,000, respectively, was capitalized.

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

INTANGIBLES AND OTHER ASSETS - The excess of cost over tangible net assets acquired is amortized over periods ranging from 5 to 40 years. Debt issuance costs are amortized over the terms of the related credit agreements. Amortization expense was $1,143,000, $1,155,000 and $1,211,000 for 2001, 2000
and 1999, respectively. Accumulated amortization at the end of 2001 and 2000 was $8.0 million and $6.7 million, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash, accounts receivable, accounts payable and long-term debt approximate their estimated fair value.

STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for its fixed cost stock option plans or its associate stock purchase plan. In 1999, the Company recognized $138,000 of compensation expense related to a restricted stock award.

REVENUE RECOGNITION - Sales, net of estimated returns, are recorded when purchased by customers at retail locations or when merchandise is shipped from a warehouse directly to customers.

COMPREHENSIVE INCOME - Comprehensive income equals net income for all periods presented.

NET INCOME PER SHARE - Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if outstanding options to issue common stock were exercised. The following is a reconciliation of the Company's basic and diluted net income per share computations (shares in thousands):


                                                                 2001                     2000                      1999
                                                                 ----                     ----                      ----
                                                                     Per Share                  Per Share                Per Share
                                                          Shares       Amount        Shares       Amount      Shares       Amount
                                                          ------       ------        ------       ------      ------       ------

Basic                                                     17,722        $ 0.79        17,250      $ 0.43       17,086      $0.51
Effect of dilutive stock options                             325         (0.02)          308       (0.01)         471      (0.01)
                                                          ------        ------        ------      ------       ------      -----
Diluted                                                   18,047        $ 0.77        17,558      $ 0.42       17,557      $0.50
                                                          ======        ======        ======      ======       ======      =====

Excluded from the above computations of diluted net income per share were options to purchase 1,874,000, 3,174,000 and 2,703,000 shares of common stock for 2001, 2000 and 1999, respectively, as these shares were anti-dilutive.

DERIVATIVE INSTRUMENTS - The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, effective December 31, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS 133 did not have a material impact on the financial position, results of operations or cash flows of West Marine. During 2001, West Marine did not enter into any derivative financial instruments.

RECLASSIFICATIONS - Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which is effective for the Company's year beginning December 30, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires West Marine to complete a transitional goodwill impairment test no later than six months from the date of adoption. Management does not believe that SFAS 142 will have a significant impact on the Company's financial position. Once adopted, however, amortization of existing goodwill will cease. At December 29, 2001, the Company had approximately $33.5 million of goodwill recorded, net of amortization. Goodwill amortization of $971,000, $983,000 and $1,040,000 was recorded for the years 2001, 2000 and 1999, respectively.

NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at year-end 2001 and 2000 (in thousands):

                                                           At Year-End
                                                           -----------
                                                        2001          2000
                                                      --------      --------
Furniture and equipment                               $ 39,744      $ 36,574
Computer equipment                                      65,212        57,289
Leasehold improvements                                  36,163        33,172
Land and building                                        3,106         1,081
                                                      --------      --------
  Total, at cost                                       144,225       128,116
Accumulated depreciation and amortization              (70,714)      (54,635)
                                                      --------      --------
  Total property and equipment, net                   $ 73,511       $73,481
                                                      ========     =========

NOTE 3: LINES OF CREDIT AND LONG-TERM DEBT

At the end of 2001, the Company had outstanding a $24.0 million senior note which matures on December 23, 2004, and requires annual principal payments of $8.0 million. The note bears interest at 7.6%. The note is unsecured and contains certain restrictive covenants, including fixed charge coverage, debt-to-capitalization ratios and minimum net worth requirements.

At the end of 2001, the Company had an $80.0 million credit line, and borrowings under that credit line were $42.8 million, bearing interest at rates ranging from 3.375% to 4.75%. At the end of 2000, borrowings under the credit line were $41.1 million, bearing interest at rates ranging from 8.1% to 9.5%. On March 4, 2002, the Company replaced the $80.0 million credit line with a $100.0 million credit line which expires in three years. At any time prior to March 4, 2004, the Company has the option to increase this new credit line to $125.0 million (provided it is not then in default under the new credit line). The new credit line includes a $20.0 million sub-facility for standby and commercial letters of credit, of which up to $15.0 million is available for the issuance of commercial letters of credit and up to $5.0 million is available for standby letters of credit. The new credit line also includes a sub-limit of up to $10.0 million for same day advances. Depending on the Company's election at the time of borrowing, the line bears interest at either (a) the higher of (i) the bank's prime rate or
(ii) the federal funds rate plus 0.5% or (b) LIBOR plus a factor ranging from 1.0% to 2.25%.

The new credit line is unsecured and contains various covenants which require the Company to maintain certain financial ratios, including debt to earnings and current ratios. The covenants also require the Company to maintain minimum levels of net worth and place limitations on the levels of certain investments. These covenants also restrict the repurchase or redemption of the Company's common stock, payment of dividends, investments in subsidiaries and annual capital expenditures.

In addition, the Company had available a $2.0 million revolving line of credit with a bank at the end of 2001 and, in connection with entering into the new line of credit, terminated this line of credit. The line bore interest at the bank's reference rate (4.75% at the end of 2001) and had a ten-day paydown requirement. At the end of 2001 and 2000, no amounts were outstanding under the revolving line of credit.

At the end of 2001, the Company had $1,240,000 of outstanding standby letters of credit and $1,196,000 of outstanding commercial letters of credit.

During 2001 and 2000, the weighted average interest rate on all outstanding borrowings was 6.4% and 7.9%, respectively.

At year-end 2001 and 2000, long-term debt consisted of the following (in thousands):

                                                            At Year-End
                                                            -----------
                                                         2001         2000
                                                         ----         ----
Lines of credit                                       $ 42,800     $ 41,100
Note payable                                            24,000       32,000
Capital lease obligations (interest at 4.6% to 6.5%)     1,400        2,129
                                                      --------     --------
                                                        68,200       75,229
Less current portion of long-term debt                  (8,774)      (8,729)
                                                      --------     --------
                                                      $ 59,426     $ 66,500
                                                      ========     ========

At year-end 2001, future minimum principal payments on long-term debt were as follows (in thousands):

              2002                                 $ 8,774
              2003                                  51,426
              2004                                   8,000
                                                   -------
                                                   $68,200
                                                   =======

NOTE 4: RELATED PARTY TRANSACTIONS

The Company purchases merchandise from a supplier in which the Company's Principal Stockholder owns stock and is a member of the board of directors. Additionally, the Principal Stockholder's brother is the president and his father is a member of the board of directors and a major stockholder of the supplier. The Company's cost of sales during 2001, 2000 and 1999 included $6.5 million, $6.8 million and $7.2 million, respectively, related to purchases from such related party. Accounts payable to the supplier at year-end 2001 and 2000 were $269,000 and $113,000, respectively.

The Company leases its corporate headquarters and two retail stores from three partnerships for each of which the Company's Principal Stockholder serves as the general partner and which are owned by the Principal Shareholder and certain members of his family (see Note 5). In addition, one retail store is leased directly from the Principal Stockholder.

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

The aggregate minimum annual contractual payments and sublease income under noncancelable leases in effect at year-end 2001 were as follows (in thousands):

                                                                           Capital      Operating      Sublease       Net Lease
                                                                            Leases        Leases        Income       Commitments
                                                                            ------        ------        ------       -----------
2002                                                                       $   842       $ 24,821      $    36          $ 25,627
2003                                                                           644         23,936           36            24,544
2004                                                                                       22,047           21            22,026
2005                                                                                       18,207           18            18,189
2006                                                                                       15,117            6            15,111
Thereafter                                                                                 29,892                         29,892
                                                                           -------       --------      --------         --------
Total minimum lease commitment                                               1,486       $134,020        $  117         $135,389
                                                                                         ========      ========         ========

Less amount representing interest                                             (86)
                                                                           -------

Present value of obligations under capital leases                            1,400
Less current portion                                                          (774)
                                                                           -------

Long-term obligations under capital leases                                 $   626
                                                                           =======

The cost and related accumulated amortization of assets under capital leases aggregated $2.8 million and $0.8 million, respectively, at year-end 2001, and $3.8 million and $1.1 million, respectively, at year-end 2000.

A summary of rent expense by component for 2001, 2000 and 1999 follows (in thousands):


                                                                             2001          2000          1999
                                                                             ----          ----          ----
Minimum rent                                                               $23,869       $21,309       $20,027
Percent rent                                                                   276           231           176
Sublease income                                                               (183)         (147)         (161)
Rent paid to related parties                                                 1,466         1,323         1,253
                                                                           -------       -------       -------
                                                                           $25,428       $22,716       $21,295
                                                                           =======       =======       =======

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company's financial statements taken as a whole.

NOTE 6: STOCK OPTION PLANS

Fixed Stock Option Plans

The Company's 1990 Stock Option Plan (the "1990 Plan") provides for options to be granted to employees and directors for the purchase of an aggregate of 2.1 million shares of common stock at prices not less than 100% of the fair market value at the date of grant. Options under this plan are generally exercisable equally over five years from the date of the grant, unless otherwise provided.

The Company's 1993 Omnibus Equity Incentive Plan as amended (the "1993 Plan") provides for options to be granted for the purchase of an aggregate of 5.2 million shares of common stock at prices not less than 85% of fair market value at the date of the grant. Options under this plan are generally exercisable equally over five years from the date of the grant, unless otherwise provided.

The Company's Non-employee Director Stock Option Plan (the "Director Plan") has reserved 200,000 shares of common stock for issuance to non-employee directors of West Marine. Options are granted at 100% of fair market value at the date of the grant, and are generally exercisable six months after the grant date. Options under this plan are generally exercisable over ten years from the date of the grant, or within one year after a termination of services as a director occurs.

A summary of stock option transactions under the fixed stock option plans for the years 2001, 2000 and 1999 follows:


                                                                                                                       Weighted
                                                                                                                       Average
                                                                                                      Number of        Exercise
                                                                                                       Shares           Price
                                                                                                       ------           -----
Outstanding at year-end 1998 (1,563,633 exercisable at a weighted average price of $10.90)            3,520,109         $13.14
Granted (weighted average fair value at grant date: $6.03)                                              739,236           8.87
Exercised                                                                                               (67,599)          4.14
Canceled                                                                                               (113,344)         16.93
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at year-end 1999 (2,184,843 exercisable at a weighted average price of $11.74)            4,078,402          12.24
Granted (weighted average fair value at grant date: $5.90)                                              933,405           8.44
Exercised                                                                                               (29,465)          6.09
Canceled                                                                                               (536,721)         13.43
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at year-end 2000 (2,545,137 exercisable at a weighted average price of $11.86)            4,445,621          11.34
Granted (weighted average fair value at grant date: $3.17)                                              709,461           4.54
Exercised                                                                                              (706,690)          5.98
Canceled                                                                                               (576,259)         12.19
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at year-end 2001 (2,058,343 exercisable at a weighted average price of $13.33)            3,872,133         $10.94
==================================================================================================-==============================

Additional information regarding options outstanding at year-end 2001 is as follows:

                                                 Outstanding Options                         Exercisable Options
----------------------------------------------------------------------------------------------------------------------------
                                                      Weighted
                                                      Average             Weighted                          Weighted
                                                     Remaining            Average                           Average
        Range of                   Shares            Contractual          Exercise                          Exercise
    Exercise Prices             Outstanding         Life (Years)           Price          Shares             Price
----------------------------------------------------------------------------------------------------------------------------
$  1.13 - $ 7.81                 1,433,975             7.47               $ 5.87          480,456             $6.37
$  8.06 - $12.00                 1,324,993             6.52                 9.28          614,723              9.91
$ 12.50 - $34.50                 1,113,165             4.74                19.43          963,164             18.98
----------------------------------------------------------------------------------------------------------------------------
$  1.13 - $34.50                 3,872,133             6.36               $10.94        2,058,343            $13.33
============================================================================================================================


Associate Stock Purchase Plan

The Company has a stock purchase plan covering all eligible associates. Participants in the plan may purchase West Marine stock through regular payroll deductions. The stock is purchased on the last business day of April and October at 85% of the lower of the closing price of our common stock on the grant date or the purchase date. In 2001, 2000 and 1999, respectively, 105,941, 101,782 and 138,121 shares were issued under the plan. At the end of 2001, 254,376 shares were reserved for future issuance under the stock purchase plan.

At year-end 2001, 837,522 shares were available for future grants under the 1993 Plan, and 61,410 shares were available under the Director Plan. The Company does not intend to grant any additional options under the 1990 Plan.

SFAS 123, "Accounting for Stock-Based Compensation" requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method of accounting for stock-based compensation as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: four to eight year expected life from date of grant; stock volatility of 85%, 76% and 56%, respectively, in 2001, 2000 and 1999; risk-free interest rates of 3.08% to 4.89% in 2001, 6.19% to 6.37% in 2000, and 4.96% to 5.59% in 1999; and no
dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2001, 2000 and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $12.1 million in 2001 ($0.68 per basic share and $0.67 per diluted share), $5.7 million in 2000 ($0.33 per basic and diluted share) and $7.2 million in 1999 ($0.42 per basic share and $0.41 per diluted share). However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculations; accordingly, the pro forma adjustments may not be indicative of future period pro forma adjustments.

NOTE 7: INCOME TAXES

The components of the provision for income taxes for 2001, 2000 and 1999 are as follows (in thousands):


                                                                      2001        2000         1999
                                                                      ----        ----         ----
Currently payable:
    Federal                                                          $4,752      $3,689       $2,646
    State                                                               729         631          316
                                                                     ------      ------       ------
        Total current                                                 5,481       4,320        2,962
                                                                     ------      ------       ------

Deferred:
    Federal                                                           3,152         861        2,791
    State                                                               643        (268)         301
                                                                     ------      ------      -------
        Total deferred                                                3,795         593        3,092
                                                                     ------      ------      -------

Total current and deferred                                           $9,276      $4,913       $6,054
                                                                     ======      ======       ======



The difference between the effective income tax rate and the statutory federal income tax rate is summarized as follows:



                                                                      2001        2000         1999
                                                                      ----        ----         ----
Statutory federal tax rate                                            35.0%       35.0%        35.0%
Non-deductible permanent items                                         1.4         3.4          3.1
State income taxes, net of federal tax benefit                         3.8         1.9          2.7
Other                                                                 (0.2)       (0.3)         0.2
                                                                      ----        ----         ----
Effective tax rate                                                    40.0%       40.0%        41.0%
                                                                      ====        ====         ====

Deferred tax assets (liabilities) consisted of the following (in thousands):

                                                                                  2001              2000
                                                                                  ----              ----
Current:
Reserves                                                                        $   625           $ 1,162
Net operating loss carryforwards                                                    150               138
Paid time off                                                                       520               554
Deferred wages                                                                       50                 -
State tax benefit                                                                    17              (226)
Deferred revenue                                                                     23                 -
Deferred catalog costs                                                           (1,314)             (710)
Capitalized inventory costs                                                      (3,597)           (3,122)
Cash discounts                                                                   (1,059)             (913)
Trade discounts                                                                    (448)                -
Other                                                                               187               167
                                                                                -------            ------
     Total current                                                               (4,846)           (2,950)
                                                                                -------            ------

Non-current:
Deferred rent                                                                       868               809
Depreciation                                                                     (5,406)           (3,602)
Reserves                                                                              -               195
Net operating loss carryforward                                                     820             1,283
State tax credits                                                                 1,667             1,186
Other                                                                               289                90
                                                                                -------            ------
     Total non-current                                                           (1,762)              (39)
                                                                                -------            ------
Valuation allowance                                                                (927)             (751)
                                                                                -------           -------
     Total                                                                      $(7,535)          $(3,740)
                                                                                =======           =======


Net deferred current tax liabilities at year-end 2001 and 2000 are included in Deferred Current Liabilities. Net non-current tax liabilities at year-end 2001 and 2000 are included in Deferred Items and Other Non-Current Obligations.

At year-end 2001 for federal tax purposes, the Company has net operating loss carryforwards of approximately $383,000, which expire in 2003. At year-end 2001 for state tax purposes, the Company has net loss carryforwards of approximately $18.1 million, which expire in the years 2002 through 2020. In addition, the Company has enterprise zone credits of $550,000 which may be used for an indefinite period of time, and South Carolina tax credits of $1.1 million which expire in the years 2010 through 2016. These carryforwards are available to offset future taxable income and have been reduced by $927,000 for amounts not expected to be fully utilized.

NOTE 8: EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee's contribution up to 5% of the employee's annual compensation. The Company's contributions to the plan for 2001, 2000 and 1999 were $425,000, $400,000 and $391,000, respectively. Plan participants may choose from an array of mutual fund investment options. The plan does not permit direct investments in West Marine stock.

During 2001 and 2000, the Company had a suspended defined benefit plan (the "Defined Benefit Plan"), under which the minimum benefit contribution was calculated by the plan actuaries. During 2001, the Defined Benefit Plan was terminated and all of the assets were distributed to the plan participants in the form of annuity contracts.

The Defined Benefit Plan provided an existing participant with the excess, if any, of amounts required under our pension formula over the value of the retiree's account balance as of the date the Defined Benefit Plan was suspended (January 28, 1994). A discount rate of 5.75% and a rate of return on assets of 8% is used by the actuary in determining the Defined Benefit Plan status at year-end 2000.

The actuarial present value of the benefit obligations for 2001 and 2000 is (in thousands):


                                                                             2001              2000
                                                                             ----              ----
Changes in Benefit Obligation
    Benefit obligation at beginning of year                                 $3,776            $3,223
    Interest cost                                                               --               217
    Actuarial loss (gain)                                                     (213)              644
    Benefits paid and annuities purchased                                   (3,563)             (308)
                                                                            ------            ------
    Benefit obligation at end of year                                       $- 0 -            $3,776
                                                                            ======            ======

Change in Plan Assets
    Fair value of plan assets at beginning of year                          $3,590            $3,797
    Actual return on plan assets                                               (27)              101
    Benefits paid and annuities purchased                                   (3,563)             (308)
                                                                            ------            ------
    Fair value of plan assets at end of year                                $- 0 -            $3,590
                                                                            ======            ======

    Funded status                                                                             $ (186)
    Unrecognized net actuarial gain                                                             (441)
                                                                                              ------
    Accrued pension liability                                               $- 0 -            $ (627)
                                                                            =======           ======

Components of Net Periodic Pension Cost
    Interest cost                                                                              $ 217
    Expected return on plan assets                                                              (301)
    Recognized net actuarial gain                                                                (67)
    Elimination of accrued pension liability                                $ (627)               --
                                                                            ------           -------
    Net periodic benefit                                                    $ (627)          $  (151)
                                                                            ======           =======

NOTE 9: SEGMENT INFORMATION

The Company has three divisions - Stores, Catalog and Wholesale ("Port Supply")
- which all sell aftermarket recreational boating supplies directly to customers. The customer base overlaps between the Company's Stores and Port Supply divisions, and between its Stores and Catalog divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity and customer delivery.

The Stores division qualifies as a reportable segment under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," as it is the only division that represents 10% or more of the combined revenue of all operating segments when viewed on an annual basis. Segment assets are not presented, as the Company's assets are commingled and are not available by segment. Contribution is defined as net sales, less product costs and direct expenses. Following is financial information related to the Company's business segments (in thousands):

                                                                                                2001         2000          1999
                                                                                                ----         ----          ----
Net sales:
   Stores                                                                                     $427,640     $418,750      $396,260
   Other                                                                                        85,233       89,614        95,645
                                                                                              --------     --------      --------
          Consolidated net sales                                                              $512,873     $508,364      $491,905
                                                                                              ========     ========      ========

Contribution:
   Stores                                                                                     $ 61,807     $ 58,849      $ 50,924
   Other                                                                                        11,625       11,006        13,211
                                                                                              --------     --------      --------
          Consolidated contribution                                                           $ 73,432     $ 69,855      $ 64,135
                                                                                              ========     ========      ========

Reconciliation of consolidated contribution to net income:

Consolidated contribution                                                                     $ 73,432     $ 69,855      $ 64,135
   Less:
     Cost of goods sold not included in consolidated contribution                              (25,528)     (28,321)      (27,078)
     General and administrative expenses                                                       (19,865)     (23,268)      (16,662)
     Interest expense                                                                           (4,846)      (5,962)       (5,630)
     Income tax expense                                                                         (9,276)      (4,913)       (6,054)
                                                                                              --------     --------      --------
        Net income                                                                            $ 13,917     $  7,391      $  8,711
                                                                                              ========     ========      ========


NOTE 10: QUARTERLY FINANCIAL DATA
(Unaudited, in thousands, except per share data)




                                                                                        Fiscal 2001
                                                                -------------------------------------------------------------
                                                                   First          Second          Third          Fourth
                                                                  Quarter        Quarter         Quarter         Quarter
                                                                -------------------------------------------------------------
Net sales                                                        $89,738       $188,244        $144,058        $90,833
Gross profit                                                      22,141         61,223          41,235         24,696
Income (loss) from operations                                     (3,733)        24,143          10,038         (2,409)
Net income (loss)                                                 (3,189)        13,667           5,448         (2,009)
Net income (loss) per share:
    Basic                                                        $ (0.18)      $  0.78         $   0.31        $ (0.11)
    Diluted                                                        (0.18)         0.77             0.30          (0.11)
Stock trade price:
    High                                                         $  5.88       $  7.52         $  14.07        $ 16.62
    Low                                                             4.19          3.97             7.35           9.90


                                                                                        Fiscal 2000
                                                                -------------------------------------------------------------
                                                                   First          Second          Third          Fourth
                                                                  Quarter        Quarter         Quarter        Quarter(1)
                                                                -------------------------------------------------------------
Net sales                                                        $96,275       $185,062        $139,065        $87,962
Gross profit                                                      23,158         56,706          38,216         18,556
Income (loss) from operations                                     (2,723)        20,824           8,270         (8,105)
Net income (loss)                                                 (2,620)        11,354           4,192         (5,535)
Net income (loss) per share:
    Basic                                                        $ (0.15)      $   0.66        $   0.24        $ (0.32)
    Diluted                                                        (0.15)          0.65            0.24          (0.32)
Stock trade price:
    High                                                         $ 10.50       $   9.94        $   9.50        $  8.50
    Low                                                             8.38           6.50            6.56           3.50


(1) Results of operations for the fourth quarter of 2000 include a $2.4 million pre-tax charge ($1.5 million after-tax, or $0.08 per share), related to the writeoff of vendor receivables deemed uncollectible.

West Marine, Inc. common stock trades on the Nasdaq National Market System under the symbol WMAR.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." See also Item 1 above, for information about executive officers.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions "Further Information Concerning the Board of Directors" and "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Executive Compensation."

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1 & 2. Independent Auditors' Report

            Consolidated Balance Sheets as of year-end 2001 and 2000

            Consolidated Statements of Income for years 2001, 2000 and 1999

            Consolidated Statements of Stockholders' Equity for years 2001, 2000 and 1999

            Consolidated Statements of Cash Flows for years 2001, 2000 and 1999

            Notes to Consolidated Financial Statements

            Quarterly Financial Data

     3.     Exhibits:

See attached Exhibit Index on pages 32-34 of this Form 10-K.

     (b) Reports on Form 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2002                WEST MARINE, INC.

                                    By:  /s/ John Edmondson

                                         -------------------------------------
                                         John Edmondson
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

Signature Capacity

/s/   John Edmondson
-----------------------------------------------------
(John Edmondson)
President, Chief Executive Officer and Director


/s/   Richard E. Everett
-----------------------------------------------------
(Richard E. Everett)
Chief Operating Officer and Director


/s/   Russell Solt
-----------------------------------------------------
(Russell Solt)
Executive Vice President and Chief Financial Officer


/s/   Eric Nelson
-----------------------------------------------------
(Eric Nelson)
Vice President, Finance and Chief Accounting Officer


/s/   Randolph K. Repass
-----------------------------------------------------
(Randolph K. Repass)
Director


/s/   Geoffrey A. Eisenberg
-----------------------------------------------------
(Geoffrey A. Eisenberg)
Director


/s/   David McComas
-----------------------------------------------------
(David McComas)
Director


/s/   Peter Roy
-----------------------------------------------------
(Peter Roy)
Director


/s/   Daniel J. Sweeney
-----------------------------------------------------
(Daniel J. Sweeney)
Director


/s/   William U. Westerfield
-----------------------------------------------------
(William U. Westerfield)
Director

                                 Exhibit Index


Exhibit
Number    Description
-------   -----------

2.1 Agreement and Plan of Merger, dated April 2, 1996, among West Marine, Inc., WM Merger Sub, Inc. and E&B Marine Inc. (incorporated by reference to Exhibit 2.1 to West Marine's Current Report on Form 8-K dated April 2, 1996).

2.2 Stockholders Agreement, dated April 2, 1996, among West Marine, Inc. and certain stockholders of E&B Marine Inc. (incorporated by reference to Exhibit 2.2 to West Marine's Current Report of Form 8-K dated April 2, 1996).

2.2.1 Letter Amendment, dated May 10, 1996, to Stockholders Agreement among West Marine, Inc. and certain stockholders of E&B Marine Inc. (incorporated by reference to Exhibit 2.3 to West Marine's Registration Statement on Form S-4/A (Registration No. 333-02903)).

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to West Marine's Registration Statement on Form S-1 (Registration No. 33-69604)).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to West Marine's Registration Statement on Form S-1 (Registration No. 33-69604)).

4.1       Specimen Common Stock Certificate (incorporated by reference to
          Exhibit 4.1 to West Marine's Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1* 1990 Stock Option Plan and form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 and Exhibit 4.4, respectively, to West Marine's Registration Statement on Form S-8 (Registration No. 33-72956)).

10.2 Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to West Marine's Registration Statement on Form S-1 (Registration No. 33-69604)).

10.3* 1993 Omnibus Equity Incentive Plan and form of Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.3, respectively, to West Marine's Registration Statement on Form S-8 (Registration No. 33-72956)).

10.4* Nonemployee Director Stock Option Plan and form of Option Agreement (incorporated by reference to Exhibit 10.18 to West Marine's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994).

10.4.1* Amendment, dated November 8, 2000, to the Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.12.1 to West Marine's Annual Report on Form 10-K for the year ended January 2,
          2001).

10.5* 401(k) Plan (incorporated by reference to Exhibit 10.6 to West Marine's Registration Statement on Form S-1 (Registration No. 33-69604)).

10.6 Associates Stock Buying Plan (incorporated by reference to Appendix A to West Marine's Definitive Proxy Statement on Schedule 14A filed on March 31, 2000).

10.7 Lease Agreement, dated December 20, 1985, between Randolph K. Repass and West Marine Products, Inc. for the Palo Alto, California store (incorporated by reference to Exhibit 10.11 to West Marine's Registration Statement on Form S-1 (Registration No. 33-69604)).

10.8 Lease Agreement, dated September 4, 2001, between Randolph K. Repass, as Trustee FBO Trust dated 6/25/96, and West Marine Products, Inc. for the Palo Alto, California store.

10.9 Lease Agreement, dated December 30, 1992, between Braintree Freeholders and West Marine Products, Inc. for the Braintree, Massachusetts store (incorporated by reference to Exhibit 10.12 to West Marine's Registration Statement on Form S-1 (Registration No. 33-69604)).

10.10 Lease Agreement, dated June 15, 1995, among John E. Van Valkenburgh, Carl D. Panattoni and West Marine Products, Inc. for the Hollister, California distribution facility (incorporated by reference to Exhibit
          10.9 to West Marine's Annual Report on Form 10-K for the year ended December 30, 1995).

10.10.1 Addendum, dated June 3, 1996, to Lease Agreement for the Hollister, California distribution facility.

10.10.2 First Amendment, dated March 23, 1999, to Lease Agreement for the Hollister, California distribution facility.

10.11 Lease Agreement, dated March 11, 1997, between W/H No. 31, L.L.C. and West Marine, Inc. for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).

10.11.1 First Amendment, dated August 11, 1998, to Lease Agreement for the Rock Hill, South Carolina Distribution facility and other agreements thereto.

10.11.2 Second Amendment, dated April 18, 2000, to Lease Agreement, between Cabot Industrial Properties, L.P. and West Marine, Inc., for the Rock Hill, South Carolina Distribution facility and other agreements thereto.

10.12 Lease Agreement, dated June 26, 1997, between Watsonville Freeholders and West Marine Products Inc. for the Watsonville, California offices and other agreements thereto (incorporated by reference to Exhibit
          10.14 to West Marine's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.13 Lease Agreement, dated July 17, 2000, between Santa Cruz Freeholders and West Marine Products, Inc. for the Santa Cruz, CA store.

10.14 Credit Agreement, dated January 13, 2000, among West Marine Finance Company, Inc., Bank of America, N.A., Fleet National Bank and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.18 to West Marine's Annual Report on Form 10-K for the year ended January 1, 2000).

10.14.1 First Amendment, dated March 30, 2000, to Credit Agreement among West Marine Finance Company, Inc., Bank of America, N.A. and other financial institutions party thereto (incorporated by reference to Exhibit 10.18.1 to West Marine's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000).

10.14.2 Second Amendment, dated August 3, 2000, to Credit Agreement among West Marine Finance Company, Inc., Bank of America, N.A. and other financial institutions party thereto (incorporated by reference to Exhibit 10.18.3 to West Marine's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.14.3 Third Amendment, dated March 28, 2001, to Credit Agreement among West Marine Finance Company, Inc., Bank of America, N.A. and other financial institutions party thereto (incorporated by reference to Exhibit 10.18.3 to West Marine's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.15 Credit Agreement, dated March 1, 2002, among West Marine Finance Company, Inc., Wells Fargo Bank, N.A., Fleet National Bank and Union Bank of California, N.A

10.16 Guaranty, dated March 1, 2002, between West Marine, Inc. and its subsidiaries and Wells Fargo Bank, N.A.

10.17* General Release, dated January 30, 2001, between West Marine Products, Inc. and Michael Edwards (incorporated by reference to Exhibit 10.19 to West Marine's Annual Report on Form 10-K for the year ended January 2, 2001).

10.18* Executive Termination Compensation Agreement, dated August 24, 1999, between West Marine, Inc. and Richard Everett (incorporated by reference to Exhibit 10.20 to West Marine's Annual Report on Form 10-K for the year ended January 2, 2001).

10.19* Executive Termination Compensation Agreement, dated January 24, 2000, between West Marine, Inc. and Russell Solt (incorporated by reference to Exhibit 10.21 to West Marine's Annual Report on Form 10-K for the year ended January 2, 2001).

21.1      List of Subsidiaries.

23.1      Consent of Deloitte & Touche LLP.

----------------------

* Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.