Form 10-Q
period 2002-03-30
WEST MARINE INC
filed 2002-05-13
CIK 912833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At April 26, 2002, the number of shares outstanding of the registrant's common stock was 19,016,534.

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I - Financial Information

     Item 1.   Financial Statements

               a) Condensed Consolidated Balance Sheets as of March 30, 2002,
               December 29, 2001 and March 31, 2001 ...............................      3

               b) Condensed Consolidated Statements of Operations for the 13-weeks
               ended March 30, 2002 and March 31, 2001 ............................      4

               c) Condensed Consolidated Statements of Cash Flows for the 13-weeks
               ended March 30, 2002 and March 31, 2001 ............................      5

               d) Notes to Condensed Consolidated Financial Statements ............      6


     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations .............................................       7


     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ........       9


PART II - Other Information

     Item 1.   Legal Proceedings..................................................      10

     Item 2.   Changes in Securities and Use of Proceeds..........................      10

     Item 3.   Defaults Upon Senior Securities....................................      10

     Item 4.   Submission of Matters to a Vote of Security Holders................      10

     Item 5.   Other Information..................................................      10

     Item 6.   Exhibits and Reports on Form 8-K ..................................      10

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                WEST MARINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              MARCH 30, 2002, DECEMBER 29, 2001 AND MARCH 31, 2001
                  (Unaudited, in thousands, except share data)


                                                                                        March 30,    December 29,   March 31,
                                                                                           2002          2001          2001
                                                                                        ---------    ------------   ---------
ASSETS
Current assets:
    Cash                                                                                 $  6,667        $  1,044    $  6,294
    Accounts receivable, net                                                                7,883           6,302       6,318
    Merchandise inventories                                                               214,549         192,748     201,235
    Prepaid expenses and other current assets                                              19,871          12,078      12,886
                                                                                        ---------    ------------   ---------
       Total current assets                                                               248,970         212,172     226,733

Property and equipment, net                                                                74,029          73,511      74,818
Intangibles and other assets, net                                                          35,362          35,126      36,145
                                                                                        ---------    ------------   ---------
TOTAL ASSETS                                                                             $358,361        $320,809    $337,696
                                                                                        =========    ============   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                     $ 39,529        $ 38,755    $ 58,101
    Accrued expenses                                                                       21,183          20,245      15,328
    Current portion of long-term debt                                                       8,778           8,774       8,741
                                                                                        ---------    ------------   ---------
       Total current liabilities                                                           69,490          67,774      82,170

Long-term debt                                                                             87,006          59,426      86,011
Deferred items and other non-current obligations                                            5,837           5,796       4,252
                                                                                        ---------    ------------   ---------
       Total liabilities                                                                  162,333         132,996     172,433

Stockholders' equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares
  outstanding                                                                                  --              --          --
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 18,931,037 at March 30, 2002, 18,134,152 at December 29, 2001
  and 17,586,112 at March 31, 2001                                                             19              18          17
Additional paid-in capital                                                                124,272         113,622     108,179
Retained earnings                                                                          71,737          74,173      57,067
                                                                                        ---------    ------------   ---------
       Total stockholders' equity                                                         196,028         187,813     165,263
                                                                                        ---------    ------------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $358,361        $320,809    $337,696
                                                                                        =========    ============   =========

            See notes to condensed consolidated financial statements.

                                WEST MARINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, in thousands, except per share and store data)

                                                                                         13 weeks        13 weeks
                                                                                           Ended           Ended
                                                                                         March 30,       March 31,
                                                                                           2002            2001
                                                                                         ---------       ---------
Net sales                                                                                  $97,166         $89,738
Cost of goods sold, including buying and occupancy                                          72,318          67,597
                                                                                         ---------       ---------
Gross profit                                                                                24,848          22,141

Selling, general and administrative expense                                                 27,789          25,874
                                                                                         ---------       ---------
Loss from operations                                                                        (2,941)         (3,733)
Interest expense, net                                                                        1,085           1,582
                                                                                         ---------       ---------
Loss before income taxes                                                                    (4,026)         (5,315)
Income taxes                                                                                 1,590           2,126
                                                                                         ---------       ---------
Net loss                                                                                   $(2,436)        $(3,189)
                                                                                         =========       =========

Net loss per share - basic and diluted                                                     $ (0.13)        $ (0.18)
                                                                                         =========       =========

Weighted average common and common equivalent shares outstanding -
   Basic and diluted                                                                        18,487          17,572
                                                                                         =========       =========
Stores open at end of period                                                                   244             235
                                                                                         =========       =========

            See notes to condensed consolidated financial statements.

                                WEST MARINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                        13 weeks      13 weeks
                                                                                                         Ended          Ended
                                                                                                        March 30,     March 31,
                                                                                                          2002          2001
                                                                                                        ---------     ---------
OPERATING ACTIVITIES:
Net loss                                                                                                 $ (2,436)     $ (3,189)
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                             4,730         4,551
  Tax benefit from exercise of stock options                                                                3,196            -
  Provision for doubtful accounts                                                                              77            58
  Changes in assets and liabilities:
    Accounts receivable                                                                                    (1,658)       (1,412)
    Merchandise inventories                                                                               (21,801)      (20,672)
    Prepaid expenses and other current assets                                                              (7,793)       (3,007)
    Other assets                                                                                             (236)         (194)
    Accounts payable                                                                                          774        15,760
    Accrued expenses                                                                                          938        (2,407)
    Deferred items                                                                                             41            35
                                                                                                        ---------     ---------
      Net cash used in operating activities                                                               (24,168)      (10,477)
                                                                                                        ---------     ---------

INVESTING ACTIVITY -
Purchases of property and equipment                                                                        (5,248)       (5,598)
                                                                                                        ---------     ---------

FINANCING ACTIVITIES:
Net borrowings on line of credit                                                                           27,773        19,700
Repayments on long-term debt and capital leases                                                              (189)         (177)
Proceeds from exercise of stock options                                                                     7,455           192
                                                                                                        ---------     ---------
        Net cash provided by financing activities                                                          35,039        19,715
                                                                                                        ---------     ---------
NET INCREASE IN CASH                                                                                        5,623         3,640
CASH AT BEGINNING OF PERIOD                                                                                 1,044         2,654
                                                                                                        ---------     ---------
CASH AT END OF PERIOD                                                                                    $  6,667      $  6,294
                                                                                                        =========     =========

            See notes to condensed consolidated financial statements.

                               WEST MARINE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Thirteen Weeks Ended March 30, 2002 and March 31, 2001
                                   (Unaudited)


NOTE 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at March 30, 2002 and March 31, 2001, and the interim results of operations and cash flows for the 13-week periods then ended. The results of operations for the 13-week periods presented herein are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at December 29, 2001, presented herein, has been derived from the audited consolidated financial statements of West Marine for the year then ended, included in West Marine's annual report on Form 10-K.

Accounting policies followed by West Marine are described in Note 1 to its audited consolidated financial statements for the year ended December 29, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 29, 2001, included in West Marine's annual report on Form 10-K.

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the thirteen weeks ended March 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 28, 2002 or any other interim period.

NOTE 2: Accounting Policies

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

West Marine adopted SFAS 142 effective December 30, 2001 and, during the first quarter of 2002, completed a transitional goodwill impairment test. The adoption of SFAS 142 did not result in an impairment charge. The amortization of existing goodwill, however, ceased upon the adoption of SFAS 142. During the first quarter of 2001, West Marine recorded approximately $243,000 of goodwill amortization. At March 30, 2002, West Marine had approximately $33.5 million of goodwill recorded, net of amortization.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished form the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for our fiscal year 2002, and are generally to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the financial position, results of operations or cash flows of West Marine.

NOTE 3: Segment Information

West Marine has three divisions - Stores, Wholesale and Catalog (including Internet) - which all sell aftermarket recreational boating supplies directly to customers. The customer base overlaps between West Marine's Stores and Wholesale divisions and between its Stores and Catalog divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity and customer delivery.

The Stores division qualifies as a reportable segment under SFAS 131 as it is the only division that represents 10% or more of the combined revenue of all operating segments when viewed on an annual basis. Assets are not presented by segment, as West Marine's assets overlap among segments. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to West Marine's Stores business segment (in thousands):

                                                                                                13 weeks         13 weeks
                                                                                                  Ended           Ended
                                                                                                March 30,        March 31,
                                                                                                  2002             2001
                                                                                                ---------        ---------
Net sales:
  Stores                                                                                         $79,466         $71,222
  Other                                                                                           17,700          18,516
                                                                                                 -------         -------
    Consolidated net sales                                                                       $97,166         $89,738
                                                                                                 =======         =======
Contribution:
  Stores                                                                                         $ 2,519         $ 3,258
  Other                                                                                            3,245           2,503
                                                                                                 =======         =======
    Consolidated contribution                                                                    $ 5,764         $ 5,761
                                                                                                 =======         =======

Reconciliation of consolidated contribution to net income:
Consolidated contribution                                                                        $ 5,764         $ 5,761

Less:
  Cost of goods sold not included in consolidated contribution                                    (4,319)         (4,795)
  General and administrative expenses                                                             (4,386)         (4,699)
  Interest expense                                                                                (1,085)         (1,582)
  Income tax benefit                                                                               1,590           2,126
                                                                                                 -------         -------
    Net loss                                                                                     $(2,436)        $(3,189)
                                                                                                 =======         =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

West Marine, Inc. is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. We have three divisions - Stores, Wholesale (Port Supply) and Catalog (including Internet) - which all sell aftermarket recreational boating supplies directly to customers. At the end of the first quarter, we offered our products through 244 stores in 38 states and in Puerto Rico, on the Internet (www.westmarine.com) and through catalogs. We are also engaged, through our Port Supply division and our stores, in the wholesale distribution of products to commercial customers and other retailers.

West Marine, Inc. was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. Unless the context otherwise requires, "West Marine" refers to West Marine, Inc. and its subsidiaries. Our principal offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is
(831) 728-2700.

All references to the first quarter of 2002 mean the 13-week period ended March 30, 2002, and all references to the first quarter of 2001 mean the 13-week period ended March 31, 2001.


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


Results of Operations

Net sales increased $7.5 million, or 8.3%, to $97.2 million for the first quarter of 2002, compared to $89.7 million for the first quarter of 2001, primarily due to increases in net sales at our stores. Net sales attributable to our Stores division were $79.5 million for the first quarter of 2002, an increase of $8.0 million, or 11.2%, over the $71.5 million recorded for the same period a year ago. During the first quarter of 2002, four new stores were opened and no stores were closed. Net sales in new stores opened since the first quarter of 2001 and remodeled stores not included in comparable sales were $5.6 million. First quarter net sales from comparable stores increased 7.9%, or $5.3 million. Wholesale sales decreased by $0.5 million, or 4.4%, to $10.3 million for the first quarter of 2002, compared to $10.8 million for the same period a year ago. Catalog (including Internet) sales decreased by $0.1 million, or 1.0%, to $7.4 million for the first quarter of 2002, compared to the same period last year. Stores, Wholesale and Catalog (including Internet) sales represented 81.8%, 10.6% and 7.6%, respectively, of our net sales for the first quarter of 2002, compared to 79.7%, 12.0% and 8.3%, respectively, of our net sales for the first quarter of 2001.

Our gross profit increased by $2.7 million, or 12.2%, to $24.8 million for the first quarter of 2002, compared to $22.1 million for the first quarter of 2001. Gross profit margins were 25.6% in the first quarter of 2002, compared to 24.7% in the same period a year ago. Gross profit margins increased for the first quarter of 2002 compared to the prior year primarily because we reduced operating costs at our distribution centers.

Selling, general and administrative expenses increased by $1.9 million, or 7.4%, to $27.8 million for the first quarter of 2002 compared to $25.9 million for the same period last year. Selling, general and administrative expenses represented 28.6% of net sales for the first quarter of 2002, compared to 28.9% for the same period last year. The increase in selling, general and administrative expenses for the first quarter of 2002 is primarily due to operating costs associated with the seven additional stores opened in 2001.

Interest expense was $1.1 million in the first quarter of 2002, a decrease of $0.5 million from the same period a year ago. The decrease in interest expense for the first quarter of 2002 is primarily due to lower average interest rates compared to last year.

Liquidity and Capital Resources

During the first three months of 2002, our primary sources of liquidity were $27.8 million from bank borrowings and $7.5 million in proceeds from the exercise of stock options. Our primary cash requirement was related to merchandise inventories for stores. Net cash used in operating activities during the first three months of 2002 was $24.2 million, consisting primarily of an increase in inventories of $21.8 million and an increase in prepaid expenses and other current assets of $7.8 million. The inventory increase reflects the four new stores we opened in the first quarter of 2002 and our commitment to increasing fill rates, which enhance sales, and stocking of merchandise at stores during the peak boating season. The change in prepaid expenses and other current assets primarily reflects an increase in prepaid income taxes.

In the first quarter of 2002, we spent $5.2 million for capital expenditures, primarily for new stores and the remodeling of existing stores, including leasehold improvement costs and fixtures. We expect to spend a total of $24.0 to $27.0 million on capital expenditures in 2002. We intend to pay for our expansion through cash generated from operations and bank borrowings.

At March 30, 2002, we had outstanding a $24.0 million senior guarantee note, which matures on December 23, 2004, and requires annual principal payments of $8.0 million. The note bears interest at 7.6%. The note is unsecured and contains certain restrictive covenants, including fixed charge coverage, debt-to-capitalization ratios and minimum net worth requirements.

On March 4, 2002, we entered into a new $100.0 million credit line, which expires in three years. At any time prior to March 4, 2004, we have the option to increase this new credit line to $125.0 million (provided we are not then in default under the credit line). The credit line includes a $20.0 million sub-facility for standby and commercial letters of credit, of which up to $15.0 million is available for the issuance of commercial letters of credit and up to $5.0 million is available for standby letters of credit. The credit line includes a sub-limit of up to $10.0 million for same day advances.

Depending on our election at the time of borrowing, the line bears interest at either (a) the higher of (i) the bank's prime rate or (ii) the federal funds rate plus 0.5% or (b) LIBOR plus a factor ranging from 1.0% to 2.25%. On March 30, 2002 borrowings under the credit line were $70.6 million, bearing interest at rates ranging from 3.7% to 5.0%.

The new credit line is unsecured and contains various covenants which require us to maintain certain financial ratios, including debt-to-earnings and current ratios. The covenants also require us to maintain minimum levels of net worth and place limitations on the levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures.

At the end of the first quarter of 2002, we had $1.2 million of outstanding standby letters of credit and $0.5 million of outstanding commercial letters of credit.

We believe existing credit facilities and cash flows from operations will be sufficient to satisfy liquidity needs through 2003.


"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

The statements in this Form 10-Q that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to West Marine's future plans, expectations, objectives, performance and similar projections, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

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

We assume no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our 2001 annual report on Form 10-K.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

  None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

  None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5 - OTHER INFORMATION

  None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

        3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to West Marine's Registration Statement on Form S-1 (Registration No. 33-69604)).

        3.2 Bylaws (incorporated by reference to Exhibit 3.2 to West Marine's Registration Statement on Form S-1 (Registration No. 33-69604)).

       10.15 Credit Agreement (incorporated by reference to Exhibit 10.15 to West Marine's Annual Report of Form 10-K, filed with the Commission on March 29, 2002).

       10.16 Guaranty (incorporated by reference to Exhibit 10.16 to West Marine's Annual Report of Form 10-K, filed with the Commission on March 29, 2002).

  (b)  Reports on Form 8-K

  No reports on Form 8-K have been filed for the period being reported.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002                WEST MARINE, INC.

                                  By:      /s/ John Edmondson
                                       -----------------------------------------
                                       John Edmondson
                                       President and Chief Executive Officer


                                  By:      /s/ Russell Solt
                                       -----------------------------------------
                                       Russell Solt
                                       Executive Vice President and
                                       Chief Financial Officer

                                  By:      /s/ Eric Nelson
                                       -----------------------------------------
                                       Eric Nelson
                                       Vice President, Finance and
                                       Chief Accounting Officer