Form 10-Q
period 2002-06-29
WEST MARINE INC
filed 2002-08-13
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-22512

WEST MARINE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0355502
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

500 Westridge Drive
Watsonville, CA 95076-4100
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code:    (831) 728-2700

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At July 26, 2002, the number of shares outstanding of the registrant’s common stock was 19,223,297.

PART I—Financial Information

Item 1.	Financial Statements

	a) Condensed Consolidated Balance Sheets as of June 29, 2002, December 29, 2001 and June 30, 2001	2

	b) Condensed Consolidated Statements of Income for the 13 weeks ended June 29, 2002 and June 30, 2001 and the 26-weeks ended June 29, 2002 and June 30, 2001	3

	c) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 29, 2002 and June 30, 2001	4

	d) Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

PART II—Other Information

Item 1.	Legal Proceedings	10

Item 2.	Changes in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 29, 2002, DECEMBER 29, 2001 AND JUNE 30, 2001
(Unaudited, in thousands, except share data)

	June 29, 2002	December 29, 2001	June 30, 2001
ASSETS
Current assets:
Cash	$11,034	$1,044	$6,123
Trade receivables	9,454	6,302	7,934
Merchandise inventories	216,664	192,748	198,014
Prepaid expenses and other current assets	16,344	12,078	15,308

Total current assets	253,496	212,172	227,379

Property and equipment, net	75,080	73,511	76,081
Intangibles and other assets, net	35,316	35,126	36,547

TOTAL ASSETS	$363,892	$320,809	$340,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,823	$38,755	$72,433
Accrued expenses	29,640	20,245	28,808
Line of credit and current portion of long-term debt	8,782	8,774	8,753

Total current liabilities	94,245	67,774	109,994

Long-term debt	47,607	59,426	46,718
Deferred items and other non-current obligations	5,879	5,796	4,137

Total liabilities	147,731	132,996	160,849

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 19,223,273 at June 29, 2002, 18,134,152 at December 29, 2001 and 17,638,493 at June 30, 2001	19	18	17
Additional paid-in capital	128,529	113,622	108,407
Retained earnings	87,613	74,173	70,734

Total stockholders’ equity	216,161	187,813	179,158

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$363,892	$320,809	$340,007

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share and store data)

	13 weeks Ended June 29, 2002	13 weeks Ended June 30, 2001	26 weeks Ended June 29, 2002	26 weeks Ended June 30, 2001
Net sales	$190,042	$188,244	$287,208	$277,982
Cost of goods sold, including buying and occupancy	124,660	127,109	196,978	194,706

Gross profit	65,382	61,135	90,230	83,276
Selling, general and administrative expense	38,154	36,992	65,943	62,866

Income from operations	27,228	24,143	24,287	20,410
Interest expense, net	1,084	1,365	2,169	2,947

Income before income taxes	26,144	22,778	22,118	17,463
Income taxes	10,327	9,111	8,737	6,985

Net income	$15,817	$13,667	$13,381	$10,478

Net income per share:
—Basic	$0.83	$0.78	$0.71	$0.60

—Diluted	$0.79	$0.77	$0.68	$0.59

Weighted average common and common equivalent shares outstanding:
—Basic	19,127	17,618	18,809	17,595

—Diluted	20,002	17,752	19,728	17,696

Stores open at end of period			250	240

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	26 weeks Ended June 29, 2002	26 weeks Ended June 30, 2001
OPERATING ACTIVITIES:
Net income	$13,381	$10,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,546	8,817
Tax benefit from exercise of stock options	4,311	—
Provision for doubtful accounts	126	77
Changes in assets and liabilities:
Trade receivables	(3,278)	(3,047)
Merchandise inventories	(23,916)	(17,451)
Prepaid expenses and other current assets	(4,266)	(5,429)
Other assets	(217)	(877)
Accounts payable	17,068	30,092
Accrued expenses	9,395	11,073
Deferred items	83	(79)

Net cash provided by operating activities	22,233	33,654

INVESTING ACTIVITY:
Purchases of property and equipment	(11,029)	(10,846)

FINANCING ACTIVITIES:
Net repayments on line of credit	(11,429)	(19,400)
Repayments on long-term debt and capital leases	(382)	(359)
Proceeds from exercise of stock options	10,290	—
Proceeds from issuance of common stock	307	420

Net cash used in financing activities	(1,214)	(19,339)

NET INCREASE IN CASH	9,990	3,469
CASH AT BEGINNING OF PERIOD	1,044	2,654

CASH AT END OF PERIOD	$11,034	$6,123

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Twenty-six Weeks Ended June 29, 2002 and June 30, 2001
(Unaudited)

NOTE 1:    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. without audit and, in the opinion of management, include all adjustments (consisting only of normal, recurring items) necessary to fairly present the financial position at June 29, 2002 and June 30, 2001, and the interim results of operations and cash flows for the 13-week and the 26-week periods then ended. The results of operations for the 13-week and the 26-week periods presented herein are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at December 29, 2001, presented herein, has been derived from the audited consolidated financial statements of West Marine for the year then ended which were included in West Marine’s annual report on Form 10-K.

Accounting policies followed by West Marine are described in Note 1 to its audited consolidated financial statements for the year ended December 29, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 29, 2001 which were included in West Marine’s annual report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the thirteen week and the twenty-six week periods ended June 29, 2002 are not necessarily indicative of the results to be expected for the year ending December 28, 2002 or any other interim period.

NOTE 2:    Accounting Policies

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

West Marine adopted SFAS 142 effective December 30, 2001 and, during the first quarter of 2002, completed a transitional goodwill impairment test. The adoption of SFAS 142 did not result in an impairment charge. The amortization of existing goodwill, however, ceased upon the adoption of SFAS 142. During the first six months of 2001, West Marine recorded approximately $486,000 of goodwill amortization. Excluding amortization of goodwill, net income for the second quarter and six months ended June 30, 2001 would have been $13.8 million and $10.6 million, respectively. At June 29, 2002, West Marine had approximately $33.7 million of goodwill recorded, net of amortization.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for our fiscal year 2002, and are generally to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the financial position, results of operations or cash flows of West Marine.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. West Marine will adopt the provisions of SFAS 146 for restructuring activities initiated after December 28, 2002.

NOTE 3:    Segment Information

West Marine has three divisions—Stores, Wholesale and Catalog (including Internet)—which all sell aftermarket recreational boating supplies directly to customers. The customer base overlaps between West Marine’s Stores and Wholesale divisions and between its Stores and Catalog divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity and customer delivery.

The Stores division qualifies as a reportable segment under SFAS 131 as it is the only division that represents 10% or more of the combined revenue of all operating segments when viewed on an annual basis. Assets are not presented by segment, as West Marine’s assets overlap among segments. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to West Marine’s Stores business segment (in thousands):

	26 weeks Ended June 29, 2002	26 weeks Ended June 30, 2001
Net sales:
Stores	$242,016	$229,843
Other	45,192	48,139

Consolidated net sales	$287,208	$277,982

Contribution:
Stores	$38,069	$35,477
Other	8,181	7,218

Consolidated contribution	$46,250	$42,695

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$46,250	$42,695
Less:
Cost of goods sold not included in consolidated contribution	(12,055)	(10,742)
General and administrative expenses	(9,908)	(11,543)
Interest expense	(2,169)	(2,947)
Income tax expense	(8,737)	(6,985)

Net income	$13,381	$10,478

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

West Marine, Inc. is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. We have three divisions—Stores, Wholesale (Port Supply) and Catalog (including Internet)—which all sell aftermarket recreational boating supplies directly to customers. At the end of the second quarter, we offered our products through 250 stores in 38 states, Puerto Rico, and Canada; on the Internet (www.westmarine.com); and through catalogs. We are also engaged, through our Port Supply division and our stores, in the wholesale distribution of products to commercial customers and other retailers.

Unless the context otherwise requires, “West Marine” refers to West Marine, Inc. and its subsidiaries. Our principal offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

All references to the second quarter and first six months of 2002 mean the 13-week and 26-week periods, respectively, ended June 29, 2002, and all references to the second quarter and first six months of 2001 mean the 13-week period and 26-week periods, respectively, ended June 30, 2001.

Seasonality

Historically, our business has been highly seasonal. Our expansion into new markets has made it even more susceptible to seasonality, as an increasing percentage of Stores’ sales occur in the second and third quarters of each year. In 2001, 64.8% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through July, which represents the peak boating months in most of our markets. Management expects the seasonal fluctuation in net sales to become more pronounced as we continue to expand our operations.

Results of Operations

Net sales increased $1.8 million, or 1.0%, to $190.0 million for the second quarter of 2002, compared to $188.2 million for the second quarter of 2001, primarily due to increases in net sales at our stores. Net sales attributable to our Stores division were $162.6 million for the second quarter of 2002, an increase of $4.2 million, or 2.7%, over the $158.4 million recorded for the same period a year ago. During the second quarter of 2002, seven new stores were opened, including a store in Canada, and one store was closed. Net sales in new stores opened since the second quarter of 2001 and remodeled stores not included in comparable sales were $12.4 million. Second quarter net sales from comparable stores decreased 0.4%, or $0.6 million. Wholesale sales decreased by $0.9 million, or 6.2%, to $13.5 million for the second quarter of 2002, compared to $14.4 million for the same period a year ago. Catalog (including Internet) sales decreased by $1.5 million, or 9.7%, to $14.0 million for the second quarter of 2002, compared to $15.5 million for the same period last year. Stores, Wholesale and Catalog (including Internet) sales represented 85.5%, 7.1% and 7.4%, respectively, of our net sales for the second quarter of 2002, compared to 84.1%, 7.7% and 8.2%, respectively, of our net sales for the second quarter of 2001.

For the first six months of 2002, net sales increased $9.2 million, or 3.3%, to $287.2 million, compared to $278.0 million for the first six months of 2001, primarily due to increases in net sales in our stores. Stores’ net sales were $242.0 million for the first six months of 2002, an increase of $12.2 million, or 5.3%, compared to the $229.8 million recorded for the same period a year ago. Net sales in new stores opened since the first six months of 2001 and remodeled stores not included in comparable sales were $16.9 million. Net sales from comparable stores for the first six months of 2002 increased 2.2%, or $4.7 million. Wholesale sales decreased by $1.4 million, or 5.6%, to $23.8 million for the first six months of 2002 from $25.2 million for the same period a year ago. Catalog (including Internet) sales decreased by $1.6 million, or 6.9%, to $21.3 million for the first six months of 2002, compared to $22.9 million for the same period last year. Stores, Port Supply, and Catalog (including Internet) sales represented 84.3%, 8.3% and 7.4%, respectively, of our net sales for the first six months of 2002, compared to 82.7%, 9.1% and 8.2%, respectively, of our net sales for the first six months of 2001.

Our gross profit increased by $4.2 million, or 6.9%, to $65.4 million for the second quarter of 2002, compared to $61.1 million for the second quarter of 2001. Gross profit margins were 34.4% in the second quarter of 2002, compared to 32.5% in the same period a year ago. Our gross profit was $90.2 million for the first six months of 2002, an increase of $6.9 million, or 8.4%, compared to gross profit of $83.3 million for the same period a year ago. Gross profit represented 31.4% of net sales for the first six months of 2002, compared to 30.0% in the same period last year. Gross profit as a percentage of sales increased for the second quarter and the first six months of 2002 compared to the prior year primarily because of reduced operating costs at our distribution centers, favorable vendor price adjustments, a shift to a more profitable product mix and lower inventory shrink expenses.

Selling, general and administrative expenses increased by $1.2 million, or 3.1%, to $38.2 million for the second quarter of 2002 compared to $37.0 million for the same period last year. Selling, general and administrative expenses represented 20.1% of net sales for the second quarter of 2002, compared to 19.7% for the same period last year. For the first six months of 2002, selling, general, and administrative expenses increased by $3.0 million, or 4.9%, to $65.9 million compared to $62.9 million for the first six months last year. Selling, general, and administrative expenses represented 23.0% of net sales for the first six months of 2002 compared to 22.6% for the same period a year ago. The increase in selling, general and administrative expenses for both the second quarter and the first six months of 2002 is primarily due to operating costs for new stores opened this year.

Interest expense was $1.1 million in the second quarter of 2002, a decrease of $0.3 million from the same period a year ago. For the first six months of 2002, interest expense decreased by $0.7 million, to $2.2 million from $2.9 million. The decrease in interest expense for both the second quarter and the first six months of 2002 is primarily due to lower average interest rates and lower average outstanding indebtedness compared to last year.

Liquidity and Capital Resources

During the first six months of 2002, our primary sources of liquidity were $22.2 million from operating activities and $10.3 million in proceeds from the exercise of stock options. Net cash provided by operating activities consisted primarily of net income, excluding depreciation and amortization, of $22.9 million and an increase in trade payables and accrued expenses of $26.5 million, partially offset by an increase in inventories of $23.9 million. Our primary cash requirements were related to merchandise inventories for stores, repayments on our line of credit of $11.4 million and for capital expenditures. The inventory and trade payables increases reflect stocking of merchandise at stores during the peak boating season and our commitment to increasing fill rates, which enhances sales.

During the first six months of 2002, we spent $11.0 million for capital expenditures, primarily for new stores and the remodeling of existing stores, including leasehold improvement costs and fixtures. We expect to spend a total of $24.0 to $27.0 million on capital expenditures in 2002. We intend to pay for our expansion through cash generated from operations and bank borrowings.

At June 29, 2002, we had outstanding a $24.0 million senior guarantee note, which matures on December 23, 2004, and requires annual principal payments of $8.0 million. The note bears interest at 7.6%. The note is unsecured and contains certain restrictive covenants, including fixed charge coverage, debt-to-capitalization ratios and minimum net worth requirements.

On March 4, 2002, we entered into a $100.0 million credit line, which expires on March 1, 2005. At any time prior to March 4, 2004, we have the option to increase this new credit line to $125.0 million (provided we are not then in default under the credit line). The credit line includes a $20.0 million sub-facility for standby and commercial letters of credit, of which up to $15.0 million is available for the issuance of commercial letters of credit and up to $5.0 million is available for standby letters of credit. The credit line includes a sub-limit of up to $10.0 million for same day advances.

Depending on our election at the time of borrowing, the line bears interest at either (a) the higher of (i) the bank’s prime rate or (ii) the federal funds rate plus 0.5% or (b) LIBOR plus a factor ranging from 1.0% to 2.25%. On June 29, 2002 borrowings under the credit line were $31.4 million, bearing interest at rates ranging from 3.9% to 5.0%.

The credit line is unsecured and contains various covenants which require us to maintain certain financial ratios, including debt-to-earnings, and current ratios. The covenants also require us to maintain minimum levels of net worth and place limitations on the levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock, payment of dividends, investments in subsidiaries and annual capital expenditures.

At the end of the second quarter of 2002, we had $2.6 million of outstanding standby letters of credit and $0.7 million of outstanding commercial letters of credit.

We believe existing credit facilities and cash flows from operations will be sufficient to satisfy liquidity needs through 2003.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

The statements in this Form 10-Q that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance and similar projections, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

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

Our growth has been fueled principally by our stores’ operations. Our continued growth depends to a significant degree on our ability to continue to expand our operations through the opening of new stores and to operate these stores profitably, as well as to increase net sales at our existing stores. Our planned expansion is subject to a number of factors, including the adequacy of our capital resources and our ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt our distribution and other operations systems.

The markets for recreational water sports and boating supplies are highly competitive. Competitive pressures resulting from competitors’ pricing policies are expected to continue.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our 2001 Annual Report on Form 10-K.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

None.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

West Marine held its Annual Meeting of Stockholders on May 3, 2002. Four matters were voted on at the meeting: (a) the election of eight directors to the Board of Directors to serve until the 2003 Annual Meeting of Stockholders or until their successors are duly elected and qualified; (b) the approval of West Marine’s amended and restated Omnibus Equity Incentive Plan; (c) the approval of West Marine’s Associates Stock Buying Plan, as amended through March 2002; and (d) the ratification of the appointment of Deloitte & Touche LLP, independent certified public accountants, as West Marine’s independent auditors for the fiscal year ending December 28, 2002.

The following table sets forth the nominees for director and the votes for and withheld with respect to each such nominee:

Nominee	Votes For	Votes Withheld
Randolph K. Repass	15,977,155	69,466
John Edmondson	14,464,328	1,582,293
Richard E Everett	14,466,546	1,580,075
Geoffrey A. Eisenberg	15,976,788	69,833
David McComas	15,977,623	68,998
Peter Roy	15,977,537	69,084
Daniel J. Sweeney	15,974,629	71,992
William U. Westerfield	15,975,679	70,942

The amended and restated Omnibus Equity Incentive Plan was approved with 10,430,343 votes in favor, 2,622,222 votes in opposition and 36,292 abstentions.

The Amended Associates Stock Buying Plan was approved with 12,863,492 votes in favor, 187,976 votes in opposition and 37,389 abstentions.

The appointment of Deloitte & Touche LLP, independent certified public accountants, as independent auditors for the fiscal year ending December 28, 2002, was ratified with 15,970,234 votes in favor, 40,476 votes in opposition and 35,911 abstentions.

ITEM 5—OTHER INFORMATION

As of March 29, 2002, West Marine entered into an employment agreement with John H. Edmondson to serve at least through February 28, 2004 as President and Chief Executive Officer at his current annual base salary subject to merit increases. Under the agreement, Mr. Edmondson is entitled to a potential annual bonus set at 75% of salary, subject to adjustment based on whether West Marine achieves certain financial results. Mr. Edmondson will be eligible for a long-term bonus after audited financial results for 2003 become available. Any amount of annual bonus over 50% of salary received by Mr. Edmondson is to be used to purchase West Marine’s common stock on the open market. Mr. Edmondson is entitled to receive annual stock option grants at a minimum market value of $1 million in underlying stock; provided, however, that if West Marine’s stock is selling at less than $20 per share, the grant is to be for 50,000 shares. The vesting schedule for the options is 20% per year, and Mr. Edmondson is required to maintain certain minimum ownership levels of West Marine common stock. If the employment agreement is terminated prior to its expiration other than for cause, Mr. Edmondson will be entitled to his salary and estimated bonuses for the remainder of the term of the agreement or 12 months, whichever is greater, and all outstanding stock options will immediately vest and be exercisable through February 2005. As part of the employment agreement, Mr. Edmondson entered into West Marine’s employee confidentiality and non-compete agreement.

As of May 1, 2002, West Marine entered into an employment agreement with Russell Solt to serve at least through April 30, 2003 as Chief Financial Officer, Executive Vice President and Secretary, and, upon termination of such position, as Director of Investor Relations. As Chief Financial Officer, Mr. Solt will be entitled to his current annual base salary subject to merit increases, to an annual bonus under West Marine’s then current executive bonus program and to participate in all benefit plans available to West Marine executives, including stock option plans. As Director of Investor Relations, Mr. Solt will be entitled to an annual salary of $50,000, subject to increase based on quarterly reviews. If the employment agreement is terminated prior to its expiration other than for cause, Mr. Solt will be entitled to the balance of his unpaid annual salary for the remaining term of employment or six months, whichever is greater and, if then serving as Chief Financial Officer, any estimated annual bonus, and in any event all outstanding stock options will continue to vest during the remaining term of employment. As part of the employment agreement, Mr. Solt entered into West Marine’s employee confidentiality and non-compete agreement.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

3.1		Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

3.2		Bylaws (incorporated by reference to Exhibit 3.2 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1		Form of Indemnification Agreement between West Marine, Inc. and its directors and officers.

10.2	*	Omnibus Equity Incentive Plan.

10.3	*	Associates Stock Buying Plan, as amended through March 2002.

10.4	*	Employment Agreement, dated March 29, 2002, between West Marine, Inc. and John Edmondson.

10.5	*	Employment Agreement, dated May 1, 2002, between West Marine, Inc. and Russell Solt.

99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

(b)    Reports on Form 8-K filed during the quarter ended June 29, 2002:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002	WEST MARINE, INC.

By: /s/ JOHN EDMONDSON
John Edmondson President and Chief Executive Officer

By: /s/ RUSSELL SOLT
Russell Solt Executive Vice President and Chief Financial Officer

By: /s/ ERIC NELSON
Eric Nelson Vice President, Finance and Chief Accounting Officer