Form 10-Q
period 2002-09-28
WEST MARINE INC
filed 2002-11-12
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At October 26, 2002, the number of shares outstanding of the registrant’s common stock was 19,228,018.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 2002, DECEMBER 29, 2001 AND SEPTEMBER 29, 2001
(Unaudited, in thousands, except share data)

	September 28, 2002	December 29, 2001	September 29, 2001
ASSETS
Current assets:
Cash	$4,773	$1,044	$2,691
Trade receivables	6,180	6,302	5,541
Merchandise inventories	203,936	192,748	185,642
Prepaid expenses and other current assets	13,683	12,078	11,727

Total current assets	228,572	212,172	205,601
Property and equipment, net	74,626	73,511	74,870
Intangibles and other assets, net	35,741	35,126	36,167

TOTAL ASSETS	$338,939	$320,809	$316,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,023	$38,755	$40,739
Accrued expenses	28,606	20,245	29,900
Line of credit and current portion of long-term debt	8,786	8,774	8,765

Total current liabilities	73,415	67,774	79,404
Long-term debt	36,524	59,426	48,072
Deferred items and other non-current obligations	5,929	5,796	3,544

Total liabilities	115,868	132,996	131,020
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 19,225,783 at September 28, 2002, 18,134,152 at December 29, 2001 and 17,747,644 at September 29, 2001	19	18	18
Additional paid-in capital	128,566	113,622	109,417
Retained earnings	94,486	74,173	76,183

Total stockholders’ equity	223,071	187,813	185,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$338,939	$320,809	$316,638

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share and store data)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales	$150,715	$144,058	$437,923	$422,040
Cost of goods sold, including buying and occupancy	104,809	102,823	301,787	297,441

Gross profit	45,906	41,235	136,136	124,599
Selling, general and administrative expense	33,811	31,197	99,754	94,151

Income from operations	12,095	10,038	36,382	30,448
Interest expense, net	661	958	2,830	3,905

Income before income taxes	11,434	9,080	33,552	26,543
Income taxes	4,516	3,632	13,253	10,617

Net income	$6,918	$5,448	$20,299	$15,926

Net income per share:
—Basic	$0.36	$0.31	$1.08	$0.90

—Diluted	$0.35	$0.30	$1.04	$0.89

Weighted average common and common equivalent shares outstanding:
—Basic	19,224	17,703	18,809	17,631

—Diluted	19,701	18,271	19,567	17,820

Stores open at end of period			252	240

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	39 Weeks Ended
	September 28, 2002	September 29, 2001
OPERATING ACTIVITIES:
Net income	$20,299	$15,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,353	13,414
Tax benefit from exercise of stock options	4,316	—
Provision for doubtful accounts	216	280
Changes in assets and liabilities:
Trade receivables	(94)	(857)
Merchandise inventories	(11,188)	(5,079)
Prepaid expenses and other current assets	(1,605)	(1,848)
Other assets	(730)	(788)
Accounts payable	(2,732)	(1,602)
Accrued expenses	8,361	12,165
Deferred items	133	(673)

Net cash provided by operating activities	31,329	30,938

INVESTING ACTIVITY—
Purchases of property and equipment	(15,339)	(13,940)

FINANCING ACTIVITIES:
Net repayments on line of credit	(22,312)	(17,850)
Repayments on capital leases	(578)	(542)
Proceeds from exercise of stock options	10,321	1,220
Proceeds from issuance of common stock	308	211

Net cash used in financing activities	(12,261)	(16,961)

NET INCREASE IN CASH	3,729	37
CASH AT BEGINNING OF PERIOD	1,044	2,654

CASH AT END OF PERIOD	$4,773	$2,691

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirty-nine Weeks Ended September 28, 2002 and September 29, 2001
(Unaudited)

NOTE 1:   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. without audit and, in the opinion of management, include all adjustments (consisting only of normal, recurring items) necessary to fairly present the financial position at September 28, 2002 and September 29, 2001, and the interim results of operations and cash flows for the 13-week and the 39-week periods then ended. The results of operations for the 13-week and the 39-week periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and the 39-week periods ended September 28, 2002 are not necessarily indicative of the results to be expected for the year ending December 28, 2002 or any other interim period.

NOTE 2:   Accounting Policies

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

West Marine adopted SFAS 142 effective December 30, 2001 and, during the first quarter of 2002, completed a transitional goodwill impairment test. The adoption of SFAS 142 did not result in an impairment charge. The amortization of existing goodwill, however, ceased upon the adoption of SFAS 142. During the first nine months of 2001, West Marine recorded approximately $0.7 million of goodwill amortization. Excluding amortization of goodwill, net income for the 13 weeks and 39 weeks ended September 29, 2001 would have been $5.7 million and $16.7 million, respectively. At September 28, 2002, West Marine had approximately $33.9 million of goodwill recorded, net of amortization.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for our fiscal year 2002, and are generally to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the financial position, results of operations or cash flows of West Marine.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. West Marine will adopt the provisions of SFAS 146 for restructuring activities initiated after December 28, 2002.

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

The Stores division qualifies as a reportable segment under SFAS 131, as it is the only division that represents 10% or more of the combined revenue of all operating segments when viewed on an annual basis. Assets are not presented by segment, as West Marine’s assets overlap among segments. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to West Marine’s Stores business segment (in thousands):

	39 Weeks Ended
	September 28, 2002	September 29, 2001
Net sales:
Stores	$371,190	$352,996
Other	66,733	69,044

Consolidated net sales	$437,923	$422,040

Contribution:
Stores	$60,386	$55,570
Other	11,622	13,889

Consolidated contribution	$72,008	$69,459

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$72,008	$69,459
Less:
Cost of goods sold not included in consolidated contribution	(26,383)	(24,157)
General and administrative expenses	(9,243)	(14,854)
Interest expense	(2,830)	(3,905)
Income tax expense	(13,253)	(10,617)

Net income	$20,299	$15,926

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Stockholders of
West Marine, Inc.
Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of September 28, 2002 and September 29, 2001 and the related condensed consolidated statements of income for the 13-week and 39-week periods ended September 28, 2002 and September 29, 2001 and the condensed consolidated statements of cash flows for the 39-week periods ended September 28, 2002 and September 29, 2001. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of West Marine, Inc. and subsidiaries as of December 29, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California
October 16, 2002

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

West Marine, Inc. is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States of America. We have three divisions—Stores, Wholesale (Port Supply) and Catalog (including Internet)—which all sell aftermarket recreational boating supplies directly to customers. At the end of the third quarter of 2002, we offered our products through 252 stores in 38 states, Puerto Rico, and Canada; on the Internet (www.westmarine.com); and through catalogs. We are also engaged, through our Port Supply division and our stores, in the wholesale distribution of products to commercial customers and other retailers.

All references to the third quarter and first nine months of 2002 mean the 13-week and 39-week periods, respectively, ended September 28, 2002, and all references to the third quarter and first nine months of 2001 mean the 13-week and 39-week periods, respectively, ended September 29, 2001.

Seasonality

Historically, our business has been highly seasonal. Our expansion into new markets has made our business even more susceptible to seasonality, as an increasing percentage of Stores’ sales occur in the second and third quarters of each year. In 2001, 64.8% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through July, which represents the peak boating months in most of our markets.

Results of Operations

Net sales increased $6.7 million, or 4.6%, to $150.7 million for the third quarter of 2002, compared to $144.1 million for the third quarter of 2001, primarily due to increases in net sales at our stores. Net sales attributable to our Stores division were $129.2 million for the third quarter of 2002, an increase of $6.0 million, or 4.9%, over the $123.2 million recorded for the same period a year ago. During the third quarter of 2002, three new stores were opened, including a store in Canada. Third quarter net sales from comparable stores increased 1.3%, or $1.5 million. The remaining increase came from new stores or remodeled stores not included in comparable sales. Wholesale sales increased by $0.1 million, or 1.0%, to $11.2 million for the third quarter of 2002, compared to $11.0 million for the same period a year ago. Catalog (including Internet) sales increased by $0.5 million, or 5.3%, to $10.4 million for the third quarter of 2002, compared to $9.8 million for the same period last year. Stores, Wholesale and Catalog (including Internet) sales represented 85.7%, 7.4% and 6.9%, respectively, of our net sales for the third quarter of 2002, compared to 85.5%, 7.7% and 6.8%, respectively, of our net sales for the third quarter of 2001.

For the first nine months of 2002, net sales increased $15.9 million, or 3.8%, to $437.9 million, compared to $422.0 million for the first nine months of 2001, primarily due to increases in net sales in our stores. Stores’ net sales were $371.2 million for the first nine months of 2002, an increase of $18.2 million, or 5.2%, compared to the $353.0 million recorded for the same period a year ago. Net sales in new stores opened since the first nine months of 2001 and remodeled stores not included in comparable sales were $43.3 million. Net sales from comparable stores for the first nine months of 2002 increased 1.9%, or $6.4 million. Wholesale sales decreased by $1.3 million, or 3.5%, to $35.0 million for the first nine months of 2002 from $36.3 million for the same period a year ago. Catalog (including Internet) sales decreased by $1.1 million, or 3.2%, to $31.7 million for the first nine months of 2002, compared to $32.8 million for the same period last year. Stores, Port Supply, and Catalog (including Internet) sales represented 84.8%, 8.0% and 7.2%, respectively, of our net sales for the first nine months of 2002, compared to 83.6%, 8.6% and 7.8%, respectively, of our net sales for the first nine months of 2001.

Our gross profit increased by $4.7 million, or 11.3%, to $45.9 million for the third quarter of 2002, compared to $41.2 million for the third quarter of 2001. Gross profit margins were 30.5% in the third quarter of 2002, compared to 28.6% in the same period a year ago. Our gross profit was $136.1 million for the first nine months of 2002, an increase of $11.5 million, or 9.3%, compared to gross profit of $124.6 million for the same period a year ago. Gross profit represented 31.1% of net sales for the first nine months of 2002, compared to 29.5% in the same period last year. Gross profit as a percentage of sales increased for the third quarter and the first nine months of 2002 compared to the prior year primarily because of reduced operating costs at our distribution centers, favorable vendor price adjustments, a shift to a more profitable product mix including a growing share of private label merchandise, and lower inventory shrink expenses.

Selling, general and administrative expenses increased by $2.6 million, or 8.4%, to $33.8 million for the third quarter of 2002 compared to $31.2 million for the same period last year. Selling, general and administrative expenses represented 22.5% of net sales for the third quarter of 2002, compared to 21.6% for the same period last year. For the first nine months of 2002, selling, general and administrative expenses increased by $5.6 million, or 6.0%, to $99.8 million compared to $94.2 million for the first nine months last year. Selling, general and administrative expenses represented 22.8% of net sales for the first nine months of 2002 compared to 22.3% for the same period a year ago. The increase in selling, general and administrative expenses for both the third quarter and the first nine months of 2002 was primarily due to operating costs for new stores opened this year.

Interest expense was $0.7 million in the third quarter of 2002, a decrease of $0.3 million from the same period a year ago. For the first nine months of 2002, interest expense decreased by $1.1 million, to $2.8 million from $3.9 million. The decrease in interest expense for the third quarter of 2002 was primarily due to lower average interest rates and lower average outstanding indebtedness compared to last year. The decrease in interest expense for the first nine months of 2002 was primarily due to lower average interest rates.

Liquidity and Capital Resources

During the first nine months of 2002, our primary sources of liquidity were $31.3 million cash provided by operating activities and $10.3 million in proceeds from the exercise of stock options. Net cash provided by operating activities consisted primarily of net income, excluding depreciation and amortization, of $34.7 million and an increase in accrued expenses of $8.4 million, partially offset by an increase in inventories of $11.2 million. Our primary cash requirements were related to merchandise inventories for stores, repayments on our line of credit of $11.4 million, repayments on long-term debt of $11.5 million and for capital expenditures. The inventory increase reflects our commitment to increasing fill rates, which enhance sales. The change in accrued expenses primarily reflects an increase in accrued income taxes.

During the first nine months of 2002, we spent $15.3 million for capital expenditures, primarily for new stores and the remodeling of existing stores, including leasehold improvement costs and fixtures. We expect to spend a total of $20.0 million on capital expenditures in 2002. We intend to pay for our expansion through cash generated from operations and bank borrowings.

At September 28, 2002, we had outstanding a $24.0 million senior guarantee note, which matures on December 23, 2004, and requires annual principal payments of $8.0 million. The note bears interest at 7.6%. The note is unsecured and contains certain restrictive covenants, including fixed charge coverage, debt-to-capitalization ratios and minimum net worth requirements. At September 28, 2002, we were in compliance with all of these covenants.

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

Depending on our election at the time of borrowing, the line bears interest at either (a) the higher of (i) the bank’s prime rate or (ii) the federal funds rate plus 0.5% or (b) LIBOR plus a factor ranging from 1.0% to 2.25%. On September 28, 2002, borrowings under the credit line were $20.5 million, bearing interest at rates ranging from 2.8% to 4.8%.

The credit line is unsecured and contains various covenants which require us to maintain certain financial ratios, including debt-to-earnings, and current ratios. The covenants also require us to maintain minimum levels of net worth and place limitations on the levels of certain investments. Certain covenants also restrict the repurchase or redemption of our common stock, payment of dividends, investments in subsidiaries and annual capital expenditures. At September 28, 2002, we were in compliance with all of these covenants.

At the end of the third quarter of 2002, we had $2.6 million of outstanding standby letters of credit and $0.1 million of outstanding commercial letters of credit.

We believe our existing credit facilities and cash flows from operations will be sufficient to satisfy liquidity needs through 2003.

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

Because consumers often consider boats to be luxury items, the market is subject to changes in consumer confidence and spending habits. Recent slowing of the domestic economy may adversely affect sales as well as our ability to maintain current gross profit levels.

Our operations could be adversely affected if unseasonably cold weather, prolonged winter conditions or extraordinary amounts of rainfall were to occur during the peak boating season in the second and third quarters.

Our Catalog division has faced market share erosion in areas where either our competitors or we have opened stores. We expect this trend to continue.

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

We assume no responsibility to update any forward-looking statements as a result of new information, future events or otherwise except as required by applicable laws and regulations.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our 2001 Annual Report on Form 10-K.

ITEM 4—CONTROLS AND PROCEDURES

The Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer of West Marine (its principal executive officer, principal financial officer and principal accounting officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, that West Marine’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by West Marine in the reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by West Marine in such reports is accumulated and communicated to West Marine’s management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in West Marine’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

None.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Amendment, dated September 17, 2002, to Employment Agreement (incorporated by reference to Exhibit 10.5 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

15.1	Letter re: Unaudited Interim Financial Information.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K filed during the quarter ended September 28, 2002:

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
Eric Nelson Vice President, Finance and Chief Accounting Officer

Date:    November 11, 2002

I, John Edmondson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of West Marine, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN EDMONDSON
John Edmondson Chief Executive Officer

Date:  November 11, 2002

I, Russell Solt, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of West Marine, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RUSSELL SOLT
Russell Solt Chief Financial Officer

Date:  November 11, 2002

I, Eric Nelson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of West Marine, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ERIC NELSON
Eric Nelson Chief Accounting Officer

Date:  November 11, 2002