Form 10-K
period 2002-12-28
WEST MARINE INC
filed 2003-03-18
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22512

WEST MARINE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0355502
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Westridge Drive, Watsonville, CA	95076-4100
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (831) 728-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

At March 5, 2003, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $308,410,000 based upon the last sale price reported for such date on The Nasdaq National Market. At March 5, 2003, the number of shares outstanding of the registrant’s Common Stock was 19,458,034.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

WEST MARINE, INC.

2002 FORM 10-K ANNUAL REPORT

PRELIMINARY NOTE

This annual report on Form 10-K is for the year ended December 28, 2002. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this annual report.

PART I

ITEM 1 – BUSINESS

General

West Marine, Inc. is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. We have three divisions – Stores, Wholesale (or Port Supply) and Catalog (which includes Internet) – all of which sell aftermarket recreational boating supplies directly to customers. At year-end 2002, we offered our products through 257 stores in 38 states, Puerto Rico and Canada, on the Internet (www.westmarine.com) and through catalogs. We are also engaged, through our Port Supply division and our stores, in the wholesale distribution of products to commercial customers and other retailers.

West Marine was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. Unless the context otherwise requires, “West Marine”, “we”, “us” and “our” refer to West Marine, Inc. and its subsidiaries. All references to 2002, 2001 and 2000 refer to our fiscal years ended on December 28, 2002, December 29, 2001 and December 30, 2000, respectively, and all were 52-week years. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

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

In January 2003, we acquired the retail stores, catalog sales and wholesale operations of Boat America Corporation for $72 million in cash and the assumption of certain liabilities. The acquisition will provide us with greater operating flexibility and allow us to achieve synergistic cost savings by immediately expanding our store base. Geographically, the acquisition will enhance our presence in every major boating market within the United States and will allow us to better compete in the marine products aftermarket.

Historically, West Marine and Boat America have maintained different images with their customers. West Marine’s brand name has mainly been associated with sail-boating while many boaters have perceived the Boat America’s tradename, BoatU.S., as synonymous with power-boating. Therefore, initially, we will continue to operate all of the acquired stores under the BoatU.S. tradename to capitalize on the brand loyalty of Boat America customers and to foster cross-selling and cross-marketing opportunities.

Stores Division

West Marine operated 257 stores in 38 states, Puerto Rico and Canada as of December 28, 2002, compared to 240 stores as of December 29, 2001.

Since opening our first store in 1975, we have grown through internal expansion and acquisitions. The following table sets forth, by geographic region, the number of stores open at the end of each of the following years:

	2002	2001	2000	1999	1998
West Coast (including Canada)	67	56	56	55	51
Northeast	103	102	97	97	89
Southeast (including Puerto Rico)	87	82	80	75	72

Total	257	240	233	227	212

To facilitate deeper market penetration, we are testing both larger “Superstore” and smaller “Express” store formats. Both of these new store formats seem to be successful, and we will continue to test them in different locations. Our Superstores will measure approximately 25,000 to 30,000 square feet, with a broader assortment of merchandise than that of a typical West Marine store. Our plan is to test the Superstore format in the key markets of Southern California and Florida. One Superstore is being tested in Marina Del Rey, California, and the other is scheduled to open in Ft. Lauderdale, Florida in April 2003.

During 2002, we opened two smaller format Express stores in California. Each Express store is approximately 2,500 square feet, compared to approximately 8,000 to 10,000 square feet for a traditional store. Express stores stock a limited range of products, mostly high demand items, but are within one-day delivery service from a larger store or warehouse with a more extensive product range.

During 2002, we opened nineteen new stores, including two stores in Canada, our first located in a foreign country. We also remodeled twelve stores and closed two stores during the year. During 2003, we plan to open a total of approximately thirty new stores, consisting of two or more stores in Canada and approximately fifteen Express stores, with the remainder being traditional West Marine stores located in higher volume U.S. coastal markets. We originally intended to open 45 stores in 2003, but the acquisition of 62 stores from Boat America in January 2003 caused us to reconsider our plans and scale back the number of new store additions for the year. We plan to remodel four or five existing stores during 2003.

Wholesale Division

Port Supply, our wholesale division, was created to expand our market share across a broader customer base and to leverage our purchasing and distribution efficiencies. We distributed marine supplies to approximately 22,000 wholesale customers in 2002, both domestic and international. Our wholesale customers include businesses involved in boat sales, boat building, boat repair, yacht chartering and marine supply retailers who resell our merchandise. In addition, Port Supply sells to industrial and government customers who use marine-related products.

While our expansion plans are focused primarily on store operations, growth is also expected in the Port Supply division. Port Supply plans to expand its wholesale marine supply market share by attracting new or existing customers with direct marketing promotions. For 2002, we had considerable success in expanding our customer base with a new extended terms program aimed toward smaller wholesale customers. In addition, Port Supply saw significant growth in the original equipment manufacturer (boat-building) market and is targeting this market for additional growth for 2003. Port Supply also plans to take advantage of the current trend of increased government purchasing by expanding selling efforts in the government/industrial sector, including stronger promotion of its website, www.portsupply.com.

Catalog/Internet Division

We believe that our Catalog (which includes Internet) division has served as an effective marketing and advertising tool for our store operations. We mail our annual master merchandise catalog, consisting of over 1,000 pages, throughout the world. In addition, we mail smaller seasonal full-color catalogs and flyers during the year. Our catalogs and our website also provide technical information regarding product offerings. We receive orders by mail, fax, the Internet and telephone at our Watsonville, California call center. We then distribute merchandise to customers from one of our distribution facilities.

We design and produce our catalogs at our support center in Watsonville, California utilizing a desktop publishing system. This enables us to make both pricing and product changes until shortly before the catalogs are printed. During 2003, we expect to distribute over one million copies of our master merchandise catalog.

The Catalog division will continue to focus on exposing customers to the full line of our product assortment, access to in-depth technical knowledge and assistance in their product selection. During 2003, the division will pursue new customers through targeted marketing campaigns.

Our Internet website continues to address the growing significance of e-commerce in the marketplace by targeting all segments of boat enthusiasts. During 2002, we significantly improved the user interface and made our website more robust, making it much easier for our customers to use. This initiative resulted in increased customer conversion rates and higher sales per transaction. The website is regularly updated with product, pricing and stocking changes. The website includes online advisors, technical information areas, news, feature stories and other information of interest to boaters. Customers may also purchase boat insurance and towing services or apply for boat financing on the Internet website.

Foreign Sales

We have two stores located in Canada and one store located in Puerto Rico. We also sell our products in foreign countries through our catalog and our website. For each of the years ended 2002, 2001 and 2000, total sales outside of the United States represented less than 4% of our net sales.

Merchandising

The merchandise that we sell can be divided into four general categories:

Maintenance. Maintenance products include engine and plumbing parts, paint and electrical supplies. Maintenance products represent the largest share of our sales and tend to have relatively high gross margins. Sales volumes in this category are relatively stable from year to year, since maintenance items are considered a necessity for boat owners. Over the past several years, satisfaction with the quality of our private label products in this category, including such high volume items as batteries, bottom paint and boat cleaning products, has resulted in a loyal base of the repeat customers.

Hardware. Our focus is on basic marine hardware, where we dominate the market for projects and applications. Hardware products include items like rope, chain, anchors, trailers and deck hardware. Like Maintenance, products in this category tend to produce relatively high gross margins and are considered by boat owners to be more of a necessity than a discretionary purchase.

Safety. Safety is our second largest category in sales volume, but it is also our category lowest in gross margin. Besides items like life jackets, flares, harnesses and first aid kits, the Safety category also includes electronics products such as global positioning navigational systems, ship-to-shore radios, marine stereos, autopilots, fish finders and radars. We also offer private label VHF radios and other electronics equipment. Private label products and items that we co-brand with manufacturers represent a significant portion of sales in this category. During 2003, we will focus on expanding the software and electronic navigation areas, which show high growth potential.

Powerboat and Lifestyle. This broad category includes fishing and watersports products, new engines and motors, items for the cabin and galley, gift items, footwear and apparel. West Marine substantially increased the number of fishing and water sports products in 2002, and will continue to expand these categories in 2003 with more West Marine branded products. West Marine features a broad selection of high-quality boating apparel and footwear including well-known brands. We also offer a wide selection of foul weather gear, shirts, shorts, jackets, hats, boots and other apparel, a large portion of which are private label.

We strive to maintain consistent in-stock availability of merchandise. An individual store’s merchandise mix is tailored to respond to local market conditions and buying preferences. Any items stocked by us but not available in a particular store can be shipped to the customer, usually overnight, from our distribution center. In addition, our special orders department can acquire products that we do not normally stock.

Our policy is to offer our products at prices that are competitive with prices charged by other national and regional marine supply specialty retailers. Replaceable price signage is posted on shelving instead of directly on each item, enabling quick and efficient price changes on items in the stores. Our commitment to offering competitive prices is supported by our price protection program where we will, for a period of 30 days, either match a competitor’s price or refund the difference between our price and the competitor’s price. Our merchandising group makes most pricing decisions centrally. Store managers, however, are responsible for monitoring local competition and adjusting prices to remain competitive. We believe that our competitive pricing policies, together with our price protection program, are important factors in establishing and maintaining a favorable reputation among customers.

Sourcing and Purchasing

We purchased merchandise from more than 1,400 vendors during 2002 and achieved significant efficiencies through quantity purchases, advance deliveries and direct orders. West Marine offers many of the brands well known to our target customers. In 2002, no one vendor accounted for more than 12% of our merchandise purchases, and our 20 largest vendors accounted for approximately 42% of our merchandise purchases. We purchase merchandise from our suppliers on an order-by-order basis and we have minimal long-term purchase contracts or other contractual assurances of continued supply or pricing.

We strive to maintain strong relationships with our vendors. Our buyers meet regularly with major vendors to stay abreast of new products, new technology and new pricing. In addition, West Marine conducts an annual program at which key vendors are encouraged to discuss their business and their relationship with West Marine with our key executives and buyers. We work closely with our vendors, frequently sharing information regarding market research, our sales performance and our mutual goals. We also share forecasts of product needs regularly with our top 150 vendors. Because sharing this forecast improves vendor fulfillment, in 2002 we realized significant improvements in our in-season, in-stock rates. We also receive cooperative advertising allowances from certain vendors, as well as volume-related rebates and other consideration.

During 2003, we plan to increase our offerings of private label merchandise and exclusive products. Our private label merchandise is manufactured to our specifications on a contract basis in the United States, Europe and the Pacific Rim, and typically has higher gross margins than comparable brand name merchandise. We have no significant long-term contracts with our manufacturing sources, and we compete with other companies for production facilities and import quota capacity.

Our Senior Vice President and General Merchandise Manager is responsible for the selection of vendors and products for our merchandise. This executive supervises our buyers, who are responsible for judging the quality and arranging delivery of specific product categories, including the manufacture of private label merchandise. Our Senior Vice President of Merchandise Planning and Allocation is responsible for purchasing and for managing inventory levels in the distribution facilities and the stores while minimizing in-store out-of-stocks. Inventory managers are assisted by a management information system that provides current inventory balance, price and usage information and that recommends purchase quantities, enabling our managers to react quickly to market changes and customer demand.

Customer Service

We are committed to achieving “better than expected” customer satisfaction to encourage repeat business. In order to motivate responsive, well-trained sales associates, we devote significant resources to developing and implementing employee training programs aimed at increasing product knowledge and responsiveness to customer needs. In addition, we provide a price-protection program, special order capabilities and a “no hassle” satisfaction guarantee that permits customers who are not completely satisfied to return an item for exchange, credit or refund. To educate customers on the latest developments in boating and product offerings, we conduct classes and offer seminars. We also include an array of informative “West Advisor” sections in our catalogs and on our website. Most store managers are drawn from our sales associates and are avid boating enthusiasts.

Our master catalog also provides technical information relating to various boating subjects, thereby providing customers with a higher degree of product knowledge. We place great emphasis on new hire training, on-the-job training, additional self-paced training and field tests to help ensure that sales associates are familiar with the technical elements of our product offerings.

In order to provide customers with easy access to factory authorized repair service, we maintain in-house service centers and rigging shops at our facilities in Hollister, California and Rock Hill, South Carolina. Based upon information received from our customers, both in multiple focus groups conducted by an independent research firm and from our “How Are We Doing” cards at retail stores, we believe we have established a reputation for excellent customer service.

Site Selection and Store Design

In selecting which markets to enter, we evaluate a number of criteria, including proximity to existing operations and the performance of catalog sales in that market, as well as the size and strength of potential competitors. In choosing specific sites within a market, we apply standardized site selection criteria which take into account numerous factors, including the number of boat slips and boats within a certain radius, local demographics and overall retail activity.

Our stores are conveniently located either near boat marinas or at central locations readily accessible to boaters. Stores are generally open seven days a week, including most holidays. Most stores have large, readily identifiable signage, easy access from major roads and adequate customer parking. While our traditional stores are approximately 8,000 to 10,000 square feet in size, our Express stores are approximately 2,500 square feet and our Superstores will range from approximately 25,000 to 30,000 square feet.

The format of West Marine stores depends on the size of the store and the buying patterns of the local markets. Merchandise is displayed in functional product groupings clearly identified by signs hanging in each aisle. The layout of the store is designed to expose each customer to a large portion of the store’s product offerings and to stimulate customer purchases. For example, frequently purchased items such as rope, varnish and other maintenance supplies are generally displayed at the rear of the store, while high margin impulse items are displayed near the front of the store. Eye-catching end-cap displays feature new product offerings or promotional items or focus on a particular product category, such as safety equipment. Our brightly lit, well-organized stores are designed to provide a convenient shopping environment.

Store Operations

All of our stores are segregated into three geographic regions with a regional manager responsible for each. Regional Vice Presidents report to the Senior Vice President of Stores. Each region is separated into districts, each with a District Manager responsible for store operations within his or her district. Our District Managers visit the stores within their districts frequently in order to monitor operating performance and to determine compliance with our operating standards. The typical staff for a West Marine store consists of one Store Manager, an Assistant Store Manager and between four and twenty additional hourly sales associates, many who are part-time. Store Managers make hiring decisions and monitor and respond to local competitive forces.

Store and District Managers participate in an incentive plan that ties compensation awards to the achievement of specified store profits, group performance goals and overall profits. We advocate broad-based participation in our stock option and stock purchase plans, and most associates are eligible to receive stock option grants.

During 2002, West Marine held a private “boating equipment show” exclusively for more than 300 of our key store management personnel, featuring 80 of the industry’s most prominent vendors. This innovative training session is a powerful opportunity for vendors to provide store managers with product information. The equipment show is just one aspect of “West Marine University,” an intensive training program for store managers now in its 18th year. In addition to the equipment show, managers participate in classroom sessions and role-playing exercises and have the opportunity to hear from keynote speakers on subjects ranging from sales and management techniques to current marine industry topics.

See Note 9 of the Notes to Consolidated Financial Statements set forth in “Item 8 – Financial Statements and Supplementary Data” for certain financial information regarding the Stores business segment.

Logistics

Beginning in 2003, West Marine will operate three full-service distribution centers in support of its supply chain network. The West Coast distribution center, located in Hollister, California, will be expanded by nearly 50 percent during 2003, to 240,000 square feet, in order to accommodate future sales growth in the western United States. The Rock Hill, South Carolina distribution center measures 472,000 square feet. During 2003, in connection with our purchase of certain operations of Boat America, we acquired a third distribution center, a 287,000 square foot facility located in Hagerstown, Maryland.

Vendors ship product to one of the distribution centers, where merchandise is inspected, verified against the original purchase order, priced, packaged and assembled for shipment to stores and customers. Distribution centers utilize advanced material handling technology as well as radio frequency communications to enable real-time management of inventory and production efforts. West Marine uses several domestic and international transportation methods, including ground and air freight, as well as company-owned trucks and vans. An inventory purchasing system tracks stock levels for each item in each distribution center. Most store inventories are replenished once each week. During peak seasonal periods, however, many stores receive a second weekly replenishment. Large volume stores may receive multiple weekly shipments throughout the year.

During 2002, a number of productivity enhancing initiatives were implemented in our distribution centers, such as increased direct to store deliveries, which have reduced costs while enhancing fill rates. Several new productivity initiatives are planned for 2003 under our continuous improvement strategy, including engineered standards programs and performance-based pay incentives in the distribution centers.

Information Systems

West Marine has deployed automated business systems that provide our management with advanced tools and daily information on sales, gross margins and inventory levels. We utilize an integrated software system that runs on multiple IBM iSeries (AS/400) computers. This system has been designed to support all aspects of the business sales units, including Stores, Catalog and Port Supply, with emphasis on improved productivity and reduced costs. Specific programs have focused on features to ensure both the accuracy and safety of data and materials. All purchasing functions, including planning, are fully integrated and provide a high level of automatic replenishment to our stores. This is further enhanced by our implementation of an Electronic Data Interchange network with our key vendors. By using the Electronic Data Interchange solution to share information electronically, we are able to generate significant savings, increase efficiency and better manage inventories.

Each of our stores is linked to our support headquarters through a dedicated frame relay network that provides access to up-to-the-minute information and secure bi-directional communication for voice, inventory, pricing, credit card approval, sales and customer service functions. The point-of-sale system keeps a record, updated daily, of each merchandise item from receipt to sale. The system is designed to support the convergence of technologies supporting all areas of our operations, including the Internet.

We believe that the systems we have deployed provide a competitive advantage and enable us to continually improve customer service, operational efficiency and provide managers with the ability to monitor critical performance factors.

Marketing

Our overall marketing objective is to communicate the attributes of our brand while creating a compelling “value equation” for our customers. The West Marine brand stands for superior selection, friendly and knowledgeable service, competitive prices and shopping convenience.

We market our products and services through direct mail catalogs and flyers, email, space advertisements in boating specialty publications, cable television, newspapers and on the Internet.

We also participate in a number of boat shows and sponsor a number of boating-related events each year, ranging from sailing regattas and fishing derbies to waterway clean-up and environmental quality campaigns. These events are designed to encourage participation in boating and increase the number of people enjoying the boating lifestyle, while promoting environmental responsibility.

During 2002, the West Advantage Program, our customer loyalty program, reached over 1.6 million members and continues as the largest boating membership program in the United States. We continue to promote our private-label credit card which features extended payment options. During 2002, we launched a new gift card program that provides our customers a convenient and secure method of purchasing gift certificates.

Competition

The retail market for marine supplies is highly competitive and our stores compete with other specialty supply stores. Many of these competitors have stores in markets where we now operate and in which we plan to expand. We also compete with a wide variety of local and regional specialty stores, sporting goods stores and mass merchants. We also have a number of competitors in the catalog and wholesale distribution of marine products.

The principal factors of competition in our marketplace are quality, availability, price, customer service, convenience and access to a variety of merchandise. We believe that we compete successfully on the basis of all such factors.

Trademarks and Service Marks

We own the trademarks and service marks “West Marine” and “E&B Marine,” among others. These marks and a number of others are registered with the United States Patent and Trademark Office and in certain foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Also, in January 2003, we acquired rights to use the name “BoatU.S.” in our retail and wholesale operations.

Employees

As of December 28, 2002, we had 3,660 associates, of whom 1,997 were full-time and 1,663 were part-time or temporary. A significant number of temporary associates are hired during our peak selling seasons.

Available Information

West Marine’s Internet address is http://www.westmarine.com. Beginning on February 24, 2003, we have made available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K and 16K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
John Edmondson	58	President and Chief Executive Officer
Richard E Everett	49	Chief Operating Officer
Russell Solt	55	Executive Vice President, Chief Financial Officer and Secretary

John Edmondson has served as President and Chief Executive Officer of West Marine since November 1998. Mr. Edmondson was also elected a director of West Marine in November 1998. From 1992 to November 1998, Mr. Edmondson served initially as Corporate Chief Operating Officer, and then as President and Chief Executive Officer, of World Duty Free Americas, Inc., a duty free retailer. Prior to joining World Duty Free Americas, Mr. Edmondson was General Manager of Marriott’s Host Airport Merchandise and its Sports and Entertainment division. Mr. Edmondson began his career with Allied Stores’ Maas Bros./Jordan Marsh in 1965 and has held various senior management positions with several retailers.

Richard E Everett joined West Marine in 1981 and has served as Chief Operating Officer since 1995. Mr. Everett has also served as a director of West Marine since 1994. In addition, he presently oversees the Store Development, Marketing, Merchandising, Replenishment and Visual Merchandising operations. From 1998 to 2001, Mr. Everett served as President of Stores. Prior to that, he served as Executive Vice President from 1996 and has held various other positions since joining West Marine.

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

ITEM 2 – PROPERTIES

Our corporate offices are located in a 90,000 square foot facility in Watsonville, California, which we occupy under a lease that expires in 2006. We operate a 162,000 square foot distribution center located in Hollister, California, under a lease that expires in 2011 and a 472,000 square foot distribution center located in Rock Hill, South Carolina, under a lease that expires in 2007. During 2003, in connection with our purchase of certain operations of Boat America, we acquired a 287,000 square foot distribution center located in Hagerstown, Maryland, under a lease that expires in 2006 and a 7,000 square foot call center for processing catalog and Internet orders located in Largo, Florida, under a lease that expires in January 2005.

At December 28, 2002, our 257 stores included an aggregate of approximately 1.9 million square feet of space. In January 2003, we acquired an additional 62 retail stores, comprising approximately 624,000 square feet, from Boat America. All of our stores except two (three after the Boat America acquisition) are leased, typically for a five-year term, with options to renew for additional terms. In most cases, we pay a fixed rent. Substantially all of the leases require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any material litigation.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

West Marine’s common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol WMAR. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported by the Nasdaq Stock Market.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
High	$21.20	$23.99	$13.58	$16.34
Low	$14.69	$12.76	$9.57	$11.71
2001
High	$5.88	$7.52	$14.07	$16.62
Low	$4.19	$3.97	$7.35	$9.90

As of March 5, 2003, there were approximately 6,935 record holders of record of our common stock.

West Marine has not paid any cash dividends on its common stock during the last two years, and we do not anticipate doing so in the foreseeable future.

ITEM 6 – SELECTED CONSOLIDATED FINANCIAL DATA

The following selected historical consolidated financial data for each of the five years in the period ended December 28, 2002 has been derived from and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Financial Statements and Supplementary Data and notes thereto in Item 8.

(in thousands, except per share and operating data)
	2002	2001	2000		1999	1998
Consolidated Income Statement Data:
Net sales	$530,588	$512,873	$508,364		$491,905	$454,115
Income from operations	34,813	28,039	18,266	(1)	20,395	8,665
Income before income taxes	31,253	23,193	12,304	(1)	14,765	2,594	(2)
Net income	18,908	13,917	7,391	(1)	8,711	1,098	(2)
Net income per share:
Basic	$1.00	$0.79	$0.43	(1)	$0.51	$0.06	(2)
Diluted	$0.97	$0.77	$0.42	(1)	$0.50	$0.06	(2)
Consolidated Balance Sheet Data:
Working capital	$167,938	$144,398	$129,255		$130,539	$143,974
Total assets	358,487	320,809	307,782		286,860	279,545
Long-term debt, net of current portion	48,731	59,426	66,500		71,843	94,367
Operating Data:
Stores open at year-end	257	240	233		227	212
Comparable stores net sales increase (decrease)	0.9%	(0.2%)	2.3%		1.8%	1.2%

(1)	Includes a $2.4 million pre-tax charge for costs related to uncollectible vendor receivables. The impact of this charge represents $0.08 per basic and diluted share.
(2)	Includes a $3.3 million pre-tax charge for expenses related to the distribution center move in 1998. The impact of this charge represents $0.08 per basic and diluted share.

ITEM 7 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the Financial Statements and Supplementary Data and notes thereto found in Item 8.

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

Our Catalog division has faced market share erosion in areas where either we or our competitors have opened stores. Management expects this trend to continue.

Our growth has been fueled principally by our stores’ operations. Our continued growth depends to a significant degree on our ability to continue to expand our operations through the opening and profitable operation of new stores, as well as our ability to increase net sales at our existing stores. Our planned expansion is subject to a number of factors, including the adequacy of our capital resources, our ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt our distribution and other operations systems.

The markets for recreational water sports and boating supplies are highly competitive. Competitive pressures resulting from competitors’ pricing policies are expected to continue.

Our efforts to integrate the acquired Boat America operations with our own will involve a number of risks, including unanticipated costs and difficulty integrating the operations and personnel of Boat America into our operations, the potential diversion of our management from West Marine’s ongoing business objectives, the loss of key Boat America employees who choose not to be employed by West Marine and a decline in the economy that could threaten the economic assumptions of the transaction.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of West Marine’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates.

Our accounting policies are more fully described in Note 1 to the financial statements, located elsewhere in this Form 10-K. We have identified certain critical accounting policies, which are described below.

Merchandise inventory. Our merchandise inventory is carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. We make certain assumptions to adjust inventory based on historical experience and current information in order to assess that inventory is recorded properly at the lower of cost or market.

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures, indicate that the carrying value of an asset may not be recoverable. At the time a decision is made to close a store, we record an impairment charge, if appropriate, and accelerate depreciation over the revised useful life. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

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

Results of Operations

The following table sets forth certain income statement components expressed as a percent of net sales:

	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy	69.3%	70.9%	73.1%

Gross profit	30.7%	29.1%	26.9%
Selling, general and administrative expenses	24.1%	23.6%	23.3%

Income from operations	6.6%	5.5%	3.6%
Interest expense	0.7%	1.0%	1.2%

Income before income taxes	5.9%	4.5%	2.4%
Provision for income taxes	2.3%	1.8%	0.9%

Net income	3.6%	2.7%	1.5%

2002 Compared to 2001

In 2002, West Marine had net sales of $530.6 million, an increase of $17.7 million, or 3.5%, over net sales of $512.9 million in 2001. Net income of $18.9 million, or $0.97 per diluted share, in 2002 compares to net income of $13.9 million, or $0.77 per diluted share, in 2001.

Net sales attributable to our Stores division increased $19.3 million, or 4.5%, to $446.9 million in 2002, mostly due to the addition of 19 new stores, which contributed $12.5 million to net sales growth. Comparable store net sales increased $3.6 million, or 0.9%, in 2002. Port Supply sales through our distribution centers decreased $0.2 million, or 0.5%, to $44.8 million in 2002, primarily as a result of increased sales to Port Supply customers through retail stores. Catalog net sales decreased $1.4 million, or 3.4%, to $38.9 million, primarily due to the increase in the number of store locations.

Gross profit increased $13.6 million, or 9.1%, in 2002 compared to 2001. Gross profit as a percentage of net sales increased to 30.7% in 2002 from 29.1% in 2001, primarily due to lower product costs, supply chain efficiencies, increased sales volume of higher margin private label products and a reduction in inventory shrinkage losses.

Selling, general and administrative expenses increased $6.8 million, or 5.6%, in 2002, primarily due to increases in direct expenses related to the addition of new stores. Non-capital expenditures incurred in preparation for opening new retail stores are expensed as incurred. Selling, general and administrative expenses as a percentage of net sales increased to 24.1% in 2002 from 23.6% in 2001.

Income from operations increased $6.8 million, or 24.2%, in 2002 compared to 2001. As a percentage of net sales, income from operations increased to 6.6% in 2002, from 5.5% in 2001.

Interest expense decreased $1.3 million, or 26.5%, in 2002 compared to 2001, as a result of lower average borrowings and lower interest rates.

The income tax rate of 39.5% of pre-tax income in 2002 decreased from 40.0% in the prior year, primarily due to the impact of no longer amortizing goodwill.

2001 Compared to 2000

In 2001, West Marine had net sales of $512.9 million, an increase of $4.5 million, or 0.9%, over net sales of $508.4 million in 2000. Net income of $13.9 million, or $0.77 per diluted share, in 2001 compares to net income of $7.4 million, or $0.42 per diluted share, in 2000. Results of operations for 2000 include a $2.4 million pre-tax charge ($1.5 million after-tax, or $0.08 per share) related to the writeoff of vendor receivables that were deemed uncollectible.

Net sales attributable to our Stores division increased $8.9 million, or 2.1%, to $427.6 million in 2001, mostly due to the addition of seven new stores, which contributed $7.0 million to net sales growth. Comparable store net sales decreased $0.7 million, or 0.2%, in 2001. Port Supply sales through our distribution centers decreased $1.6 million, or 3.4%, to $45.0 million in 2001, primarily as a result of increased sales to Port Supply customers through retail stores. Catalog net sales decreased $2.8 million, or 6.5%, to $40.3 million, primarily due to the increase in the number of store locations.

Gross profit increased $12.7 million, or 9.3%, in 2001 compared to 2000. Gross profit as a percentage of net sales increased to 29.1% in 2001 from 26.9% in 2000, primarily due to more favorable vendor terms, supply chain efficiencies and increased sales volume of higher margin private label products, offset by a small increase in occupancy costs. Gross profits in 2000 were adversely affected by the $2.4 million writeoff of vendor receivables.

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

Liquidity and Capital Resources

Operating activities

During 2002, our primary source of liquidity was cash flows from operations and proceeds from the exercise of stock options. Net cash provided by operations during 2002 was $24.2 million, consisting primarily of net income, excluding depreciation and amortization, of $38.3 million and a $9.0 million increase in accounts payable, offset by a $28.2 million increase in inventory and a $3.6 million increase in prepaid expenses. The inventory increase reflects the increase in the number of stores, as well as our commitment to increasing fill rates, which enhance sales, as well as advanced stocking of merchandise at stores in preparation for the peak boating season. Net cash provided by financing activities was $0.3 million, primarily $11.1 million received from the exercise of stock options and the net sales of common stock pursuant to the associate stock purchase plan, offset by $8.8 million in repayments of our long-term debt and $2.1 million in repayments on a line of credit.

Capital Growth

West Marine’s primary cash requirements are related to capital expenditures for new stores and remodeling existing stores, including leasehold improvement costs, fixtures and information systems enhancements, and for merchandise inventory for stores. In 2002, we spent $20.1 million on capital expenditures. In January 2003, we acquired the retail stores, catalog and wholesale operations of Boat America for $72.0 million in cash and the assumption of certain liabilities. We expect to spend from $26.0 million to $27.0 million on other capital expenditures during 2003, mainly for new stores. We intend to pay for our expansion through cash generated from operations and bank borrowings.

Finance Arrangements

At the end of 2002, we had outstanding a $16.0 million senior guarantee note maturing on December 23, 2004, and requiring annual principal payments of $8.0 million. The note bore interest at 7.6%, was unsecured and contained certain restrictive covenants including fixed charge coverage, debt-to-capitalization ratios and minimum net worth requirements. This note was repaid in January 2003.

At the end of 2002, we had a $100.0 million credit line and borrowings under that credit line were $40.7 million, bearing interest at rates ranging from 2.51% to 4.25%. On January 14, 2003, we replaced the $100.0 million credit line with a $185.0 million credit line, which expires in three years. The new credit line is guaranteed by West Marine and its subsidiaries and is secured by a security interest in substantially all of the assets of West Marine and its subsidiaries. We immediately borrowed $155.0 million under the new facility and used $72.0 million to acquire certain operations from Boat America, $59.8 million to repay our old credit line, $17.3 million to repay the senior guarantee note (which amount included a $1.3 million make-whole fee incurred because the senior note carried interest at a higher rate than interest rates prevailing at the time of the repayment) and $2.7 million for bank fees related to the new credit facility. The new credit line includes a $20.0 million sub-facility for standby and commercial letters of credit, of which up to $15.0 million is available for the issuance of commercial letters of credit and up to $5.0 million is available for standby letters of credit. The new credit line also includes a sub-limit of up to $10.0 million for same day advances. On June 15, 2003, the credit facility will permanently reduce to $175.0 million. At the end of 2001, borrowings under a previous credit line were $42.8 million, bearing interest at rates ranging from 3.375% to 4.75%.

Depending on our election at the time of borrowing, the new line bears interest at either (a) the higher of (i) the bank’s prime rate plus 1.25% or (ii) the federal funds rate plus 1.75% or (b) LIBOR plus 3.00%. Upon receipt by the bank of our financial statements for the second quarter of 2003, these rates may be adjusted based upon our ratio of cash flow to debt for the period.

The new credit line contains various covenants which require us to maintain certain financial ratios, including debt service coverage, debt to earnings and current ratios. The covenants also require us to maintain minimum levels of net worth and place limitations on the levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures.

At the end of 2002, we had $2.3 million of outstanding stand-by letters of credit, compared to $1.2 million at year-end 2001. At the end of 2002 and 2001, we had $4.1 million and $1.2 million, respectively, of outstanding commercial letters of credit.

During 2002 and 2001, the weighted average interest rate on all outstanding borrowings was 4.9% and 6.8%, respectively.

Contractual obligations

Aggregated information about the Company’s contractual obligations as of December 28, 2002 is presented in the following table ($ in thousands).

	Total	2003	2004	2005	2006	2007	After 5 years
Contractual cash obligations:
Long-term debt	$57,357	$8,626	$8,000	$40,731	$—	$—	$—
Operating leases	142,391	27,589	25,379	22,240	19,285	14,096	33,802

Total cash contractual obligations	$199,748	$36,215	$33,379	$62,971	$19,285	$14,096	$33,802

Operating leases are the only financing arrangements not reported on our consolidated balance sheets.

We believe existing credit facilities and cash flows from operations will be sufficient to satisfy our liquidity needs through 2004.

Seasonality

Historically, our business has been highly seasonal. In 2002, 64.2% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through July, which represents the peak months for boat buying, usage and maintenance in most of our markets. Management expects the seasonal fluctuation in net sales to become more pronounced as we continue to expand our operations.

Business Trends

West Marine’s growth in net sales has been principally fueled by geographic expansion through the opening of new stores and, to a lesser extent, by comparable stores net sales increases. Future net sales and profit growth, if any, will be increasingly dependent on the opening and profitability of new stores. Our Catalog division continues to face market share erosion in markets where either we or our competitors have opened new stores. Management expects this trend to continue.

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

We do not undertake any specific actions to cover our exposure to interest rate risk, and West Marine is not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments.

A 33 basis point change in interest rate (10% of our weighted average interest rate) affecting our floating financial instruments would have an effect of approximately $0.2 million on our pretax income and cash flows over the next year, and would have an immaterial effect on the fair value of our fixed rate financial instruments (see Note 3 of the Notes to Consolidated Financial Statements set forth in Item 8 – Financial Statements and Supplementary Data).

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

West Marine, Inc.

We have audited the accompanying consolidated balance sheets of West Marine, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Marine, Inc. and subsidiaries at December 28, 2002 and December 29, 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 14, 2003

WEST MARINE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 28, 2002 AND DECEMBER 29, 2001

(in thousands, except share data)

	Year-End
	2002	2001
ASSETS
Current assets:
Cash	$4,722	$1,044
Accounts receivable, net of reserves $356 in 2002 and $444 in 2001	5,577	4,997
Merchandise inventories	221,248	192,748
Prepaid expenses and other current assets	16,955	13,383

Total current assets	248,502	212,172
Property and equipment, net	74,320	73,511
Goodwill, net	33,998	33,508
Intangibles and other assets, net	1,667	1,618

TOTAL ASSETS	$358,487	$320,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,723	$38,755
Accrued expenses	20,705	16,420
Deferred current liabilities	3,510	3,825
Current portion of long-term debt	8,626	8,774

Total current liabilities	80,564	67,774
Long-term debt	48,731	59,426
Deferred items and other non-current obligations	7,128	5,796

Total liabilities	136,423	132,996
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 19,270,957 at December 28, 2002 and 18,134,152 at December 29, 2001	19	18
Additional paid-in capital	128,933	113,622
Accumulated other comprehensive income	31	—
Retained earnings	93,081	74,173

Total stockholders’ equity	222,064	187,813

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$358,487	$320,809

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share and store data)

	2002	2001	2000
Net sales	$530,588	$512,873	$508,364
Cost of goods sold, including buying and occupancy	367,688	363,578	371,728

Gross profit	162,900	149,295	136,636
Selling, general and administrative expense	128,087	120,285	117,387
Goodwill amortization	—	971	983

Income from operations	34,813	28,039	18,266
Interest expense, net	3,560	4,846	5,962

Income before taxes	31,253	23,193	12,304
Provision for income taxes	12,345	9,276	4,913

Net income	$18,908	$13,917	$7,391

Net income per share:
Basic	$1.00	$0.79	$0.43
Diluted	$0.97	$0.77	$0.42
Weighted average common and common equivalent shares outstanding:
Basic	18,816	17,722	17,250
Diluted	19,521	18,047	17,558

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
Balance at year-end, 1999	17,190,274	$17	$107,015	$52,865		$159,897
Net income				7,391		7,391	$7,391
Exercise of stock options	29,465	—	183			183
Tax benefit from exercise of stock options			112			112
Sale of common stock pursuant to associate stock purchase plan	101,782		677			677

Balance at year-end, 2000	17,321,521	17	107,987	60,256		168,260	$7,391

Net income				13,917		13,917
Exercise of stock options	706,690	1	4,217			4,218	$4,217
Tax benefit from exercise of stock options			962			962
Sale of common stock pursuant to associate stock purchase plan	105,941		456			456

Balance at year-end, 2001	18,134,152	18	113,622	74,173		187,813	$4,217

Net income				18,908		18,908	$18,908
Foreign currency translation adjustment					$31	31	31
Exercise of stock options	1,082,163	1	10,443			10,444
Tax benefit from exercise of stock options			4,219			4,219
Sale of common stock pursuant to associate stock purchase plan	54,642		649			649

Balance at year-end, 2002	19,270,957	$19	$128,933	$93,081	$31	$222,064	$18,939

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2002	2001	2000
OPERATING ACTIVITIES:
Net income	$18,908	$13,917	$7,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,416	18,351	15,193
Provision for deferred income taxes	832	3,795	593
Tax benefit from exercise of stock options	4,219	962	112
Provision for doubtful accounts	288	242	189
Loss (gain) on asset disposals	40	(10)	1,208
Changes in assets and liabilities:
Accounts receivable	(873)	(1,580)	(52)
Merchandise inventories	(28,244)	(12,185)	(14,725)
Prepaid expenses and other current assets	(3,572)	(2,199)	(850)
Other assets	(185)	(4)	(307)
Accounts payable	8,968	(3,586)	12,719
Accrued expenses	4,210	779	4,696
Deferred items	185	(485)	112

Net cash provided by operating activities	24,192	17,997	26,279

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(843)	—	—
Purchases of property and equipment	(19,921)	(17,252)	(20,769)

Net cash used in investing activities	(20,764)	(17,252)	(20,769)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	(2,069)	1,700	1,600
Proceeds from long-term borrowings	—	—	278
Repayments on long-term debt and capital leases	(8,774)	(8,729)	(8,825)
Proceeds from sale of common stock pursuant to associate stock purchase plan	649	456	677
Proceeds from exercise of stock options	10,444	4,218	183

Net cash provided by (used in) financing activities	250	(2,355)	(6,087)

NET INCREASE (DECREASE) IN CASH	3,678	(1,610)	(577)
CASH AT BEGINNING OF PERIOD	1,044	2,654	3,231

CASH AT END OF PERIOD	$4,722	$1,044	$2,654

Other cash flow information:
Cash paid for interest	$3,468	$4,968	$6,028
Cash paid for income taxes	8,100	5,796	3,970
Equipment acquired through non-cash capital lease transactions	—	—	2,200

See notes to consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS – West Marine, Inc. (“West Marine” or “the Company”) is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States. The Company has three divisions—Stores, Wholesale (Port Supply) and Catalog—which all sell aftermarket recreational boating supplies directly to customers. At year-end 2002, West Marine offered its products through 257 stores in 38 states, Puerto Rico and Canada, on the Internet (www.westmarine.com and www.portsupply.com) and through catalogs. The Company is also engaged, through its Port Supply division and its stores, in the wholesale distribution of products to commercial customers and other retailers.

West Marine was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. The Company’s principal executive offices are located in Watsonville, California.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of West Marine, Inc. and its subsidiaries, all of which are wholly-owned, directly or indirectly. Intercompany balances and transactions are eliminated in consolidation.

YEAR-END – The Company’s fiscal year ends on the Saturday closest to December 31 based on a 52- or 53-week year. The years 2002, 2001 and 2000 ended on December 28, 2002, December 29, 2001 and December 30, 2000, respectively, and all were 52-week years.

ACCOUNTING ESTIMATES – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

INVENTORIES – Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes acquisition and distribution costs in order to better match net sales with these related costs.

DEFERRED CATALOG AND ADVERTISING COSTS – The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the expected net sales period, which is generally from two months to ten months. Deferred catalog costs were $1.2 million and $0.1 million at year-end 2002 and 2001, respectively. Advertising costs, which are expensed as incurred, were $14.4 million, $13.6 million and $12.7 million in 2002, 2001 and 2000, respectively.

PROPERTY AND EQUIPMENT – Property and equipment is stated at cost. Furniture and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives, usually ten years, of the improvements.

CAPITALIZED INTEREST – The Company’s policy is to capitalize interest on major capital projects. During 2002, 2001 and 2000, the Company incurred approximately $3.9 million, $5.6 million and $6.8 million, respectively, of interest, of which approximately $0.4 million, $0.7 million and $0.8 million, respectively, was capitalized.

CAPITALIZED SOFTWARE COSTS – Capitalized computer software, included in property and equipment, reflects costs related to internally developed or purchased software that are capitalized and amortized on a straight-line basis, generally over a three-to-five year period. Internally developed software costs are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.”

INTANGIBLES AND OTHER ASSETS – Favorable lease rights acquired are amortized over the term of the related lease. Debt issuance costs are amortized over the term of the related credit agreement. Amortization expense for these intangible assets was $0.6 million, $0.4 million and $0.5 million for 2002, 2001 and 2000, respectively. Accumulated amortization at the end of 2002 and 2001 was $2.2 million and $1.9 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS – The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, a loss equal to the difference between carrying value and the fair market value of the asset is recorded.

DEFERRED RENT – Certain of the Company’s operating leases contain predetermined fixed increases in the minimum rental rate during the lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amount charged to rent expense and the rent paid as deferred rent.

INCOME TAXES – Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying values of cash, accounts receivable, accounts payable and long-term debt approximate their estimated fair value.

STOCK-BASED COMPENSATION – At December 28, 2002, the Company has two stock-based employee compensation plans, which are more fully described in Note 6. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The Company’s calculations were made using the Black-Scholes option pricing model, which is more fully described in Note 6. During 2002, the Company corrected certain computational items, resulting in an adjustment to pro forma net income as reported in 2001 and 2000.

	2002	2001	2000
Net income, as reported	$18,908	$13,917	$7,391
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,088)	(1,229)	(1,623)

Pro forma net income	$16,820	$12,688	$5,768

Earnings per share:
Basic – as reported	$1.00	$0.79	$0.43
Basic – pro forma	$0.89	$0.72	$0.33

Diluted – as reported	$0.97	$0.77	$0.42
Diluted – pro forma	$0.86	$0.70	$0.33

REVENUE RECOGNITION – Sales, net of estimated returns, are recorded when purchased by customers at retail locations. Revenue is recognized when merchandise shipped from a warehouse directly to customers is received by the customer. Prior to 2002, revenue for merchandise shipped from a warehouse directly to customers was recognized when the goods were shipped. The effect of this change did not have a significant impact on the Company’s financial statements.

COST OF GOODS SOLD – Cost of goods sold includes store occupancy and buying costs. Consideration in the form of cash or credits received from vendors is recorded as a reduction to cost of goods sold as the related product is sold.

COMPREHENSIVE INCOME – Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income are reported in the Consolidated Statements of Stockholders’ Equity.

FOREIGN CURRENCY – Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of Comprehensive Income in the Consolidated Statements of Stockholders’ Equity.

NET INCOME PER SHARE – Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if outstanding options to issue common stock were exercised. The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	2002		2001		2000
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic	18,816	$1.00	17,722	$0.79	17,250	$0.43
Effect of dilutive stock options	705	(0.03)	325	(0.02)	308	(0.01)

Diluted	19,521	$0.97	18,047	$0.77	17,558	$0.42

Excluded from the above computations of diluted net income per share were options to purchase 1,281,000, 1,874,000 and 3,174,000 shares of common stock for 2002, 2001 and 2000, respectively, as these shares were anti-dilutive.

DERIVATIVE INSTRUMENTS – The Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, effective December 31, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS 133 did not have a material impact on the financial position, results of operations or cash flows of West Marine. West Marine does not purchase or hold any derivative financial instruments.

RECLASSIFICATIONS – Certain 2000 and 2001 amounts have been reclassified to conform with the 2002 presentations.

RECENT ACCOUNTING PRONOUNCEMENTS – The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” beginning December 30, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. During 2002, the Company completed a transitional goodwill impairment test and an annual impairment test, neither of which resulted in an impairment charge. A reconciliation for the impact of the adoption of SFAS 142 to net income and earnings per share is as follows:

	2002	2001	2000
Net income, as reported	$18,908	$13,917	$7,391
Add back: goodwill amortization, net of tax effect	—	583	590

Net income, as adjusted	$18,908	$14,500	$7,981

Basic earnings per share, as reported	$1.00	$0.79	$0.43
Add back: goodwill amortization	—	0.03	0.03

Basic earnings per share, as adjusted	$1.00	$0.82	$0.46

Diluted earnings per share, as reported	$0.97	$0.77	$0.42
Add back: goodwill amortization	—	0.03	0.03

Diluted earnings per share, as adjusted	$0.97	$0.80	$0.45

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for the Company’s fiscal year 2002, and are generally to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the financial position, results of operations or cash flows of West Marine.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. West Marine will adopt the provisions of SFAS 146 for restructuring activities initiated after December 28, 2002.

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB concluded in EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” that if a vendor offers a rebate that is payable only if the reseller completes a specified level of purchases, and the rebate is probable of achievement and reasonably estimable, such rebate should be recognized based on the progress made toward earning the rebate. The Company will apply this method prospectively to vendor arrangements entered into after November 21, 2002. The Company currently records such rebates upon achievement of the specified performance level. Although the Company has not yet determined the impact of adopting EITF 02-16, since most vendor agreements for 2003 were finalized prior to November 2002, the adoption of EITF 02-16 will not have a significant impact on the financial position, results of operations or cash flows of West Marine for 2003.

NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at year-end 2002 and 2001 (in thousands):

	At Year-End
	2002	2001
Furniture and equipment	$45,417	$39,744
Computer equipment	75,304	65,212
Leasehold improvements	40,168	36,163
Land and building	3,106	3,106

Total, at cost	163,995	144,225
Accumulated depreciation and amortization	(89,675)	(70,714)

Total property and equipment, net	$74,320	$73,511

Depreciation and amortization expense was $19.2 million, $17.2 million and $14.0 million in 2002, 2001 and 2000, respectively.

NOTE 3: LINES OF CREDIT AND LONG–TERM DEBT

At the end of 2002, the Company had outstanding a $16.0 million senior guarantee note maturing on December 23, 2004, and requiring annual principal payments of $8.0 million. The note bore interest at 7.6%, was unsecured and contained certain restrictive covenants including fixed charge coverage, debt-to-capitalization ratios and minimum net worth requirements. This note was repaid in January 2003.

At the end of 2002, the Company had a $100.0 million credit line and borrowings under that credit line were $40.7 million, bearing interest at rates ranging from 2.51% to 4.25%. At the end of 2001, borrowings under a previous credit line were $42.8 million, bearing interest at rates ranging from 3.375% to 4.75%. On January 14, 2003, the Company replaced the $100.0 million credit line with a $185.0 million credit line, which expires in three years. The new credit line includes a $20.0 million sub-facility for standby and commercial letters of credit, of which up to $15.0 million is available for the issuance of commercial letters of credit and up to $5.0 million is available for standby letters of credit. The new credit line also includes a sub-limit of up to $10.0 million for same day advances. On June 15, 2003, the credit facility will permanently reduce to $175.0 million.

Depending on our election at the time of borrowing, the new line bears interest at either (a) the higher of (i) the bank’s prime rate plus 1.25% or (ii) the federal funds rate plus 1.75% or (b) LIBOR plus 3.00%. Upon receipt by the bank of the financial statements for the second quarter of 2003, these rates may be adjusted based upon the ratio of cash flow to debt for the period.

The new credit line is guaranteed by West Marine and its subsidiaries and is secured by a security interest in substantially all of the assets of West Marine and its subsidiaries. The new credit line also contains various covenants which require the Company to maintain certain financial ratios, including debt service coverage, debt to earnings and current ratios. The covenants also require the Company to maintain minimum levels of net worth and place limitations on the levels of certain investments. These covenants also restrict the repurchase or redemption of the Company’s common stock and payment of dividends, investments in subsidiaries and annual capital expenditures.

At the end of 2002, the Company had $2.3 million of outstanding stand-by letters of credit, compared to $1.2 million at year-end 2001. At the end of 2002 and 2001, the Company had $4.1 million and $1.2 million, respectively, of outstanding commercial letters of credit.

During 2002 and 2001, the weighted average interest rate on all outstanding borrowings was 4.9% and 6.8%, respectively.

At year-end 2002 and 2001, long-term debt consisted of the following (in thousands):

	At Year-End
	2002	2001
Lines of credit	$40,731	$42,800
Note payable	16,000	24,000
Capital lease obligations (interest at 4.6% to 6.5%)	626	1,400

	57,357	68,200
Less current portion of long-term debt	(8,626)	(8,774)

	$48,731	$59,426

At year-end 2002, future minimum principal payments on long-term debt were as follows (in thousands):

2003	$8,626
2004	8,000
2005	40,731

$57,357

NOTE 4: RELATED PARTY TRANSACTIONS

The Company purchases merchandise from a supplier in which the Company’s principal stockholder is an investor and a member of the board of directors. Additionally, the principal stockholder’s brother is the president and his father is a member of the board of directors and a major stockholder of the supplier. The Company’s cost of sales during 2002, 2001 and 2000 included $7.1 million, $6.5 million and $6.8 million, respectively, related to purchases from such related party. Accounts payable to the supplier at year-end 2002 and 2001 were $0.2 million and $0.3 million, respectively.

The Company leases its corporate headquarters and two retail stores from three partnerships for each of which the Company’s principal stockholder serves as the general partner and substantially all of which are owned by the principal shareholder and certain members of his family (see Note 5). The Company’s Chief Operating Officer is a 2.5% limited partner in one of the partnerships and a director of the Company is a 7.5% limited partner in two of the partnerships. In addition, one retail store is leased directly from the principal stockholder.

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

The aggregate minimum annual contractual payments and sublease income under noncancelable leases in effect at year-end 2002 were as follows (in thousands):

	Capital Leases	Operating Leases	Sublease Income	Net Lease Commitments
2003	$644	$27,589	$42	$28,191
2004		25,379	9	25,370
2005		22,240		22,240
2006		19,285		19,285
2007		14,096		14,096
Thereafter		33,802		33,802

Total minimum lease commitment	644	$142,391	$51	$142,984

Less amount representing interest	(18)

Present value of obligations under capital leases	626
Less current portion	(626)

Long-term obligations under capital leases	$—

The cost and related accumulated amortization of assets under capital leases aggregated $2.8 million and $1.5 million, respectively, at year-end 2002, and $2.8 million and $0.8 million, respectively, at year-end 2001.

A summary of rent expense by component for 2002, 2001 and 2000 follows (in thousands):

	2002	2001	2000
Minimum rent	$25,397	$23,869	$21,309
Percent rent	169	276	231
Sublease income	(152)	(183)	(147)
Rent paid to related parties	1,441	1,466	1,323

Total rent	$26,855	$25,428	$22,716

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company’s financial statements taken as a whole.

NOTE 6: STOCK OPTION PLANS

Fixed Stock Option Plans

The Company’s 1990 Stock Option Plan (the “1990 Plan”) provided for options to be granted to employees and directors for the purchase of an aggregate of 2.1 million shares of common stock at prices not less than 100% of the fair market value at the date of grant. Options under this plan generally are exercisable equally over five years from the date of grant, unless otherwise provided. No additional shares are available for grant under this plan, and all outstanding options will expire during 2003.

In March of 2002, the Company merged its 1993 Omnibus Equity Incentive Plan and its Non-Employee Director Stock Option Plan into a new amended and restated Omnibus Equity Incentive Plan (the “Plan”). The total number of shares available for grant under the Plan is 6,450,000, which includes 5,450,000 shares previously reserved under the predecessor plans. At year-end 2002, 1,329,074 shares were available for future grants to both employees and directors under the Plan.

The Plan provides for options to be granted for the purchase of West Marine’s common stock at prices not less than 50% of fair market value at the date of grant. Options under the Plan generally are exercisable equally over five years from the date of grant, unless otherwise provided, and expire ten years after the date of grant.

With respect to the Company’s non-employee directors, options are granted at 100% of fair market value at the date of grant, and are generally exercisable six months after the grant date. Options awarded to our non-employee directors generally are exercisable over ten years from the date of grant. However, if a non-employee director ceases to be a director before an option becomes exercisable, then the option will terminate and be forfeited as of the date his or her services as a director terminate.

A summary of stock option transactions under the fixed stock option plans for the years 2002, 2001 and 2000 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at year-end 1999 (2,184,843 exercisable at a weighted average price of $11.74)	4,078,402	$12.24
Granted (weighted average fair value at grant date: $5.90)	933,405	8.44
Exercised	(29,465)	6.09
Canceled	(536,721)	13.43

Outstanding at year-end 2000 (2,545,137 exercisable at a weighted average price of $11.86)	4,445,621	11.34
Granted (weighted average fair value at grant date: $3.17)	709,461	4.54
Exercised	(706,690)	5.98
Canceled	(576,259)	12.19

Outstanding at year-end 2001 (2,058,343 exercisable at a weighted average price of $13.33)	3,872,133	10.94
Granted (weighted average fair value at grant date: $11.80)	802,470	17.13
Exercised	(1,082,163)	9.64
Canceled	(233,973)	13.17

Outstanding at year-end 2002 (1,432,986 exercisable at a weighted average price of $14.63)	3,358,467	$12.67

Additional information regarding options outstanding at year-end 2002 under the fixed stock option plans is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 3.10 – $ 7.81	1,084,587	6.76	$ 5.82	435,386	$ 6.48
8.06 – 12.00	823,352	6.31	9.20	325,108	9.66
12.50 – 34.50	1,450,528	6.76	19.76	672,492	22.30

$ 3.10 – $34.50	3,358,467	6.65	$12.67	1,432,986	$14.63

Associate Stock Purchase Plan

The Company has a stock purchase plan covering all eligible associates. Participants in the plan may purchase West Marine stock through regular payroll deductions. The stock is purchased on the last business day of April and October at 85% of the lower of the closing price of our common stock on the grant date or the purchase date. In 2002, 2001 and 2000, respectively, 54,642, 105,941, and 101,782 shares were issued under the plan. At the end of 2002, 399,674 shares were reserved for future issuance under the stock purchase plan.

Accounting for Stock-Based Compensation

SFAS 123 requires the disclosure (see Note 1) of pro forma net income and net income per share had the Company adopted the fair value method of accounting for stock-based compensation as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: four to eight year expected life from date of grant; stock volatility of 58%, 85% and 76%, respectively, in 2002, 2001 and 2000; risk-free interest rates of 2.14% to 4.84% in 2002, 3.08% to 4.89% in 2001, and 6.19% to 6.37% in 2000; and no dividends during the expected term. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculations; accordingly, the pro forma adjustments may not be indicative of future period pro forma adjustments.

NOTE 7: INCOME TAXES

The components of the provision for income taxes for 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000
Currently payable:
Federal	$10,115	$4,752	$3,689
State	1,398	729	631

Total current	11,513	5,481	4,320

Deferred:
Federal	150	3,152	861
State	682	643	(268)

Total deferred	832	3,795	593

Total current and deferred	$12,345	$9,276	$4,913

The difference between the effective income tax rate and the statutory federal income tax rate is summarized as follows:

	2002	2001	2000
Statutory federal tax rate	35.0%	35.0%	35.0%
Non-deductible permanent items	0.3	1.4	3.4
State income taxes, net of federal tax benefit	4.3	3.8	1.9
Other	(0.1)	(0.2)	(0.3)

Effective tax rate	39.5%	40.0%	40.0%

Deferred tax assets and liabilities are determined based upon the estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Tax effects of temporary differences that give rise to significant components of deferred tax assets and (liabilities) for 2002 and 2001 are presented as follows (in thousands):

	2002	2001
Current:
Reserves	$1,751	$625
Net operating loss carryforwards	14	150
Vacation and benefits	640	570
State tax benefit	281	17
Deferred catalog costs	(1,696)	(1,314)
Capitalized inventory costs	(4,009)	(3,597)
Cash and trade discounts	(1,639)	(1,507)
Other	206	210

Total current deferred tax liability	(4,452)	(4,846)

Non-current:
Deferred rent	945	868
Property and equipment	(5,846)	(5,406)
Net operating loss carryforward	770	820
State tax credits	2,076	1,667
Other	55	289

Total non-current deferred tax liability	(2,000)	(1,762)

Valuation allowance	(1,915)	(927)

Total deferred tax liability	$(8,367)	$(7,535)

At year-end 2002 and 2001, total current deferred tax liabilities are included in “Deferred Current Liabilities” on the consolidated balance sheets. Total non-current deferred tax liabilities are included in “Deferred Items and Other Non-Current Obligations.”

At year-end 2002 for state tax purposes, the Company has net loss carryforwards of approximately $16.5 million that expire in 2003 through 2020. In addition, the Company has enterprise zone credits of $0.7 million that may be used for an indefinite period of time, and South Carolina tax credits of $1.4 million that expire in 2010 through 2017. These carryforwards are available to offset future taxable income. A valuation allowance must be provided when it is more likely than not that a deferred income tax asset will not be realized. Accordingly, these carryforwards have been reduced by $1.9 million for amounts not expected to be fully utilized.

NOTE 8: EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee’s contribution up to 5% of the employee’s annual compensation, subject to statutory limitations. The Company’s contributions to the plan for 2002, 2001 and 2000 were $0.5 million, $0.4 million and $0.4 million, respectively. Plan participants may choose from an array of mutual fund investment options. The plan does not permit direct investments in West Marine stock.

During 2001, the Company’s suspended defined benefit plan was terminated and all of the assets were distributed to the plan participants in the form of annuity contracts.

The actuarial present value of the benefit obligation for 2001 is (in thousands):

	2001
Changes in Benefit Obligation:
Benefit obligation at beginning of year		$3,776
Actuarial gain		(213)
Benefits paid and annuities purchased		(3,563)

Benefit obligation at end of year	$	– 0 –

Change in Plan Assets:
Fair value of plan assets at beginning of year		$3,590
Actual return on plan assets		(27)
Benefits paid and annuities purchased		(3,563)

Fair value of plan assets at end of year	$	– 0 –

Funded status –
Accrued pension liability	$	– 0 –

Components of Net Periodic Pension Cost:
Elimination of accrued pension liability		$(627)

Total periodic benefit		$(627)

NOTE 9: SEGMENT INFORMATION

The Company has three divisions – Stores, Catalog (which includes Internet) and Wholesale (Port Supply) — all of which sell aftermarket recreational boating supplies directly to customers. The customer base overlaps between the Company’s Stores and Port Supply divisions, and between its Stores and Catalog divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity and customer delivery.

The Stores division qualifies as a reportable segment under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” as it is the only division that represents 10% or more of the combined revenue of all operating segments when viewed on an annual basis. Segment assets are not presented, as the Company’s assets are commingled and are not available by segment. Contribution is defined as net sales, less product costs and direct expenses. Following is financial information related to the Company’s business segments (in thousands):

	2002	2001	2000
Net sales:
Stores	$446,922	$427,640	$418,750
Other	83,666	85,233	89,614

Consolidated net sales	$530,588	$512,873	$508,364

Contribution:
Stores	$64,790	$61,807	$58,849
Other	14,418	11,625	11,006

Consolidated contribution	$79,208	$73,432	$69,855

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$79,208	$73,432	$69,855
Less:
Cost of goods sold not included in consolidated contribution	(24,358)	(25,528)	(28,321)
General and administrative expenses	(20,037)	(19,865)	(23,268)
Interest expense, net	(3,560)	(4,846)	(5,962)
Income tax expense	(12,345)	(9,276)	(4,913)

Net income	$18,908	$13,917	$7,391

NOTE 10: SUBSEQUENT EVENT – ACQUISITION OF RETAIL STORES, CATALOG AND WHOLESALE OPERATIONS OF BOAT AMERICA

On January 14, 2003, the Company acquired the 62 retail stores, catalog sales and wholesale operations of Boat America Corporation for $72 million in cash and the assumption of approximately $9 million to $10 million in certain liabilities. The purchase price allocation is not finalized because the fair value of the assets acquired and liabilities assumed has not yet been fully determined.

The acquisition will provide the Company with greater operating flexibility and allow it to achieve synergistic cost savings by immediately expanding its store base. Geographically, the acquisition will enhance the Company’s presence in every major boating market within the United States and will allow it to better compete in the marine aftermarket. Initially, the Company will continue to operate all of the acquired stores under the BoatU.S. tradename to capitalize on the brand loyalty of Boat America customers and to foster cross-selling and cross-marketing opportunities. In connection with this acquisition, the Company expects to record intangible assets related to favorable lease rights, tradename rights, a marketing agreement with Boat America, a non-competition agreement and goodwill.

NOTE 11: QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share data)

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$97,166	$190,042	$150,715	$92,665
Gross profit	24,848	65,382	45,906	26,764
Income (loss) from operations	(2,941)	27,228	12,095	(1,569)
Net income (loss)	(2,436)	15,817	6,918	(1,391)

Net income (loss) per share:
Basic	$(0.13)	$0.83	$0.36	$(0.07)
Diluted	(0.13)	0.79	0.35	(0.07)

Stock trade price:
High	$21.20	$23.99	$13.58	$16.34
Low	14.69	12.76	9.57	11.71

	Fiscal 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$89,738	$188,244	$144,058	$90,833
Gross profit	22,141	61,223	41,235	24,696
Income (loss) from operations	(3,733)	24,143	10,038	(2,409)
Net income (loss)	(3,189)	13,667	5,448	(2,009)

Net income (loss) per share:
Basic	$(0.18)	$0.78	$0.31	$(0.11)
Diluted	(0.18)	0.77	0.30	(0.11)

Stock trade price:
High	$5.88	$7.52	$14.07	$16.62
Low	4.19	3.97	7.35	9.90

West Marine, Inc. common stock trades on the Nasdaq National Market System under the symbol WMAR.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 above, for information about executive officers.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions “Further Information Concerning the Board of Directors” and “Executive Compensation.”

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “Ownership of Management and Principal Stockholders” and “Equity Compensation Plan Information.”

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “Executive Compensation.”

ITEM 14 – CONTROLS AND PROCEDURES

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

Management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures or West Marine’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1 & 2.	Independent Auditors’ Report

Consolidated Balance Sheets as of year-end 2002 and 2001

Consolidated Statements of Income for years 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for years 2002, 2001 and 2000

Consolidated Statements of Cash Flows for years 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Quarterly Financial Data

3.	Exhibits:

See attached Exhibit Index on pages 33 – 35 of this Form 10-K.

(b) Reports on Form 8-K

None.

Exhibit Index

Exhibit Number	Exhibit

2.1

Asset Purchase Agreement, dated as of January 14, 2003, by and between Boat America Corporation and West Marine Products, Inc. (incorporated by reference to Exhibit 2.1 to West Marine’s Current Report on Form 8-K dated January 14, 2003 and filed with the Commission on January 28, 2003).

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

10.1*

1990 Stock Option Plan and form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 and Exhibit 4.4, respectively, to West Marine’s Registration Statement on Form S-8 (Registration No. 33-72956)).

10.2

Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.3

Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.4*	Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.5*	401(k) Plan (incorporated by reference to Exhibit 10.6 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.6*	Associates Stock Buying Plan, as amended through March 2002 (incorporated by reference to Exhibit 10.3 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.7

Lease Agreement, dated June 15, 1995, among John E. Van Valkenburgh, Carl D. Panattoni and West Marine Products, Inc. for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.9 to West Marine’s Annual Report on Form 10-K for the year ended December 30, 1995).

10.7.1

Addendum, dated June 3, 1996, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.10.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.7.2

First Amendment, dated March 23, 1999, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.10.2 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.8

Lease Agreement, dated March 11, 1997, between W/H No. 31, L.L.C. and West Marine, Inc. for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).

10.8.1

First Amendment, dated August 11, 1998, to Lease Agreement for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.8.2

Second Amendment, dated April 18, 2000, to Lease Agreement, between Cabot Industrial Properties, L.P. and West Marine, Inc., for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.2 to West Marine’s Quarterly Report on Form 10-K for the year ended December 29, 2001).

10.9

Lease Agreement, dated June 26, 1997, between Watsonville Freeholders and West Marine Products Inc. for the Watsonville, California offices and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.10

Credit Agreement, dated January 13, 2000, among West Marine Finance Company, Inc., Bank of America, N.A., Fleet National Bank and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.18 to West Marine’s Annual Report on Form 10-K for the year ended December 30, 2000).

10.10.1

First Amendment, dated March 30, 2000, to Credit Agreement among West Marine Finance Company, Inc., Bank of America, N.A. and other financial institutions party thereto (incorporated by reference to Exhibit 10.18.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2000).

10.10.2

Second Amendment, dated August 3, 2000, to Credit Agreement among West Marine Finance Company, Inc., Bank of America, N.A. and other financial institutions party thereto (incorporated by reference to Exhibit 10.18.3 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.10.3

Third Amendment, dated March 28, 2001, to Credit Agreement among West Marine Finance Company, Inc., Bank of America, N.A. and other financial institutions party thereto (incorporated by reference to Exhibit 10.18.3 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.11

Credit Agreement, dated March 1, 2002, among West Marine Finance Company, Inc., Wells Fargo Bank, N.A., Fleet National Bank and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.15 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.11.1

Side letter agreement, dated April 1, 2002, in connection with Credit Agreement dated March 1, 2002, among West Marine Finance Company, Inc., Wells Fargo Bank, N.A., Fleet National Bank and Union Bank of California, N.A.

10.12

Guaranty, dated March 1, 2002, between West Marine, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.16 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.13

Credit Agreement, dated as of January 14, 2003, by and among West Marine Finance Company, Inc., as Borrower, the Lenders Named Therein, Wells Fargo Bank, National Association, as Administrative Agent and Arranger, and Union Bank of California, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated January 14, 2003 and filed with the Commission on January 28, 2003).

10.13.1

Amendment Number 1, dated as of February 20, 2003, to Credit Agreement by and among West Marine Finance Company, Inc., as Borrower, the Lenders Named Therein, Wells Fargo Bank, National Association, as Administrative Agent and Arranger, and Union Bank of California, N.A., as Syndication Agent.

10.14

Guaranty Agreement, dated as of January 14, 2003, by and among each of the Guarantors Named Therein in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to West Marine’s Current Report on Form 8-K dated January 14, 2003 and filed with the Commission on January 28, 2003).

10.15

Security Agreement, dated as of January 14, 2003, by and among West Marine Finance Company, Inc., the Grantors Named Therein and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to West Marine’s Current Report on Form 8-K dated January 14, 2003 and filed with the Commission on January 28, 2003).

10.16

Security Agreement (Intellectual Property), dated as of January 14, 2003, by and among West Marine Finance Company, Inc., the Grantors Named Therein and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 to West Marine’s Current Report on Form 8-K dated January 14, 2003 and filed with the Commission on January 28, 2003).

10.17*

Executive Termination Compensation Agreement, dated August 24, 1999, between West Marine, Inc. and Richard Everett (incorporated by reference to Exhibit 10.20 to West Marine’s Annual Report on Form 10-K for the year ended January 2, 2001).

10.18*

Executive Termination Compensation Agreement, dated January 24, 2000, between West Marine, Inc. and Russell Solt (incorporated by reference to Exhibit 10.21 to West Marine’s Annual Report on Form 10-K for the year ended January 2, 2001).

10.19*

Employment Agreement, dated March 29, 2002, between West Marine, Inc. and John Edmondson (incorporated by reference to Exhibit 10.4 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.20*

Employment Agreement, dated May 1, 2002, between West Marine, Inc. and Russell Solt (incorporated by reference to Exhibit 10.5 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.20.1*

Amendment, dated September 17, 2002, to Employment Agreement, dated May 1, 2002, between West Marine, Inc. and Russell Solt (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002).

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2003

WEST MARINE, INC.

By:	/s/ JOHN EDMONDSON
John Edmondson President and Chief Executive Officer

Power of Attorney

West Marine, Inc. a Delaware corporation, and each person whose signature appears below, constitutes and appoints John Edmondson and Russell Solt, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of West Marine, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN EDMONDSON John Edmondson	President, Chief Executive Officer and Director	3/10/03

/s/ RICHARD E EVERETT Richard E Everett	Chief Operating Officer and Director	3/15/03

/s/ RUSSELL SOLT Russell Solt	Executive Vice President and Chief Financial Officer	3/12/03

/s/ ERIC NELSON Eric Nelson	Vice President, Finance and Chief Accounting Officer	3/13/03

/s/ RANDOLPH K. REPASS Randolph K. Repass	Director	3/10/03

/s/ GEOFFREY A. EISENBERG Geoffrey A. Eisenberg	Director	3/10/03

/s/ DAVID MCCOMAS David McComas	Director	3/11/03

/s/ PETER ROY Peter Roy	Director	3/14/03

/s/ DANIEL J. SWEENEY Daniel J. Sweeney	Director	3/11/03

/s/ WILLIAM U. WESTERFIELD William U. Westerfield	Director	3/08/03

CERTIFICATION

I, John H. Edmonson, certify that:

1.	I have reviewed this annual report on Form 10-K of West Marine, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ JOHN H. EDMONDSON
John H. Edmondson Chief Executive Officer

CERTIFICATION

I, Russell Solt, certify that:

1.	I have reviewed this annual report on Form 10-K of West Marine, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ RUSSELL SOLT
Russell Solt Chief Financial Officer

CERTIFICATION

I, Eric Nelson, certify that:

1.	I have reviewed this annual report on Form 10-K of West Marine, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ ERIC NELSON
Eric Nelson Chief Accounting Officer