Form 10-Q
period 2003-03-29
WEST MARINE INC
filed 2003-05-13
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

At April 26, 2003, the number of shares outstanding of the registrant’s common stock was 19,494,199.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 29, 2003, DECEMBER 28, 2002 AND MARCH 30, 2002

(Unaudited, in thousands, except share data)

	March 29, 2003	December 28, 2002	March 30, 2002
ASSETS
Current assets:
Cash	$8,217	$4,722	$6,667
Accounts receivable, net	7,117	5,577	7,883
Merchandise inventories	309,163	221,248	214,549
Prepaid expenses and other current assets	22,134	16,955	19,871

Total current assets	346,631	248,502	248,970
Property and equipment, net	82,646	74,320	74,029
Goodwill	49,927	33,998	33,508
Intangibles and other assets, net	7,024	1,667	1,854

TOTAL ASSETS	$486,228	$358,487	$358,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,450	$47,723	$39,529
Accrued expenses	23,033	24,216	21,183
Line of credit and current portion of long-term debt	432	8,625	8,778

Total current liabilities	105,915	80,564	69,490
Long-term debt	154,993	48,731	87,006
Deferred items and other non-current obligations	7,152	7,128	5,837

Total liabilities	268,060	136,423	162,333

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 19,463,776 at March 29, 2003, 19,270,957 at December 28, 2002 and 18,931,037 at March 30, 2002	19	19	19
Additional paid-in capital	130,953	128,933	124,272
Accumulated other comprehensive income	252	31	—
Retained earnings	86,944	93,081	71,737

Total stockholders’ equity	218,168	222,064	196,028

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$486,228	$358,487	$358,361

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share and store data)

	13 Weeks Ended
	March 29, 2003	March 30, 2002
Net sales	$111,148	$97,166
Cost of goods sold, including buying and occupancy	81,395	72,052

Gross profit	29,753	25,114
Selling, general and administrative expense	35,306	28,055
Acquisition integration costs	909	—

Loss from operations	(6,462)	(2,941)
Interest expense, net	1,627	1,085
Loss on extinguishment of debt	1,902	—

Loss before income taxes	(9,991)	(4,026)
Income taxes	3,896	1,590

Net loss	$(6,095)	$(2,436)

Net loss per share—basic and diluted	$(0.32)	$(0.13)

Weighted average common and common equivalent shares outstanding —basic and diluted	19,344	18,487

Stores open at end of period	325	244

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	13 Weeks Ended
	March 29, 2003	March 30, 2002
OPERATING ACTIVITIES:
Net loss	$(6,095)	$(2,436)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,902	4,730
Tax benefit from exercise of stock options	745	3,196
Provision for doubtful accounts	141	77
Changes in assets and liabilities:
Accounts receivable	(1,497)	(1,658)
Merchandise inventories	(29,494)	(21,801)
Prepaid expenses and other current assets	(5,142)	(7,793)
Other assets	(2,107)	(236)
Accounts payable	25,055	774
Accrued expenses	(1,182)	938
Deferred items	24	41

Net cash used in operating activities	(13,650)	(24,168)

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,392)	(5,248)
Acquisitions	(74,806)	—

Net cash used in investing activities	(82,198)	(5,248)

FINANCING ACTIVITIES:
Net borrowings on new line of credit	173,940	27,773
Payoff old line of credit	(59,678)	—
Repayments on long-term debt	(16,194)	(189)
Proceeds from exercise of stock options	1,275	7,455

Net cash provided by financing activities	99,343	35,039

NET INCREASE IN CASH	3,495	5,623
CASH AT BEGINNING OF PERIOD	4,722	1,044

CASH AT END OF PERIOD	$8,217	$6,667

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended March 29, 2003 and March 30, 2002

(Unaudited)

NOTE 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. without audit and, in the opinion of management, include all adjustments (consisting only of normal, recurring items) necessary to fairly present the financial position at March 29, 2003 and March 30, 2002, and the interim results of operations and cash flows for the 13-week period then ended. The results of operations for the 13-week period presented herein are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at December 28, 2002, presented herein, has been derived from the audited consolidated financial statements of West Marine for the year then ended which were included in West Marine’s annual report on Form 10-K.

Accounting policies followed by West Marine are described in Note 1 to its audited consolidated financial statements for the year ended December 28, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 28, 2002, which were included in West Marine’s annual report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended March 29, 2003 are not necessarily indicative of the results to be expected for the year ending January 3, 2004 or any other interim period.

NOTE 2.    Acquisition

On January 14, 2003, West Marine Products, Inc. acquired the retail stores, catalog and wholesale operations of Boat America Corporation. The consideration consisted of $72 million in cash and the assumption of certain liabilities. At the time of the acquisition, Boat America operated 62 boating supply specialty stores under the name BoatU.S. The acquisition was accounted for under the purchase method of accounting and, accordingly, the statement of operations includes the results of the acquired operations since the date of acquisition.

The total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The allocation of the purchase price is not finalized and the final allocation may differ from estimates made at the time of the initial recording, including estimated values of inventories, goodwill, intangible assets and accounts payable. The preliminary allocation of the purchase price as of March 29, 2003, is as follows (dollars in thousands):

Inventory	$57,049
Other current assets	724
Property and equipment	6,727
Trademarks and other intangible assets, excluding goodwill	3,180
Goodwill	15,614
Current liabilities	(9,672)

Book value of assets acquired, including intangibles	$73,622

The following unaudited pro forma combined financial information presents the combined consolidated results of operations of West Marine and the acquired operations of Boat America as if the acquisition had occurred on December 29, 2001, after giving effect to certain adjustments including amortization of intangible assets, interest expense, depreciation expense and related income tax effects. No costs related to extinguishment of debt are included in pro forma results for the 13-week period ended March 30, 2002. No adjustments have been made to the pro forma statement of operations to conform accounting policies and practices or to recognize anticipated cost savings and synergies. The pro forma combined consolidated financial information does not necessarily reflect the results of operations that would have occurred had West Marine and the acquired operations of Boat America constituted a single entity during such periods.

	13 Weeks Ended
	March 29, 2003	March 30, 2002
Net sales	$113,223	$123,872
Net loss	$(6,613)	$(4,391)
Loss per share—basic and diluted:	$(0.34)	$(0.24)

NOTE 3.    Accounting Policies

In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 concludes that debt extinguishments should not be classified as an extraordinary item. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. West Marine adopted SFAS 145 on December 29, 2002. The adoption of SFAS 145 did not have an effect on West Marine’s financial position, results of operations or cash flows for the 13-week period ended March 29, 2003.

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB concluded in EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” that if a vendor offers a rebate that is payable only if the reseller completes a specified level of purchases, and the rebate is probable of achievement and reasonably estimable, such rebate should be recognized based on the progress made toward earning the rebate. West Marine expects to apply this method prospectively to vendor arrangements entered into after November 21, 2002. The Company currently records such rebates upon achievement of the specified performance level. Although West Marine has not yet determined the impact of adopting EITF 02-16, since most vendor agreements for 2003 were finalized prior to November 2002, the adoption of EITF 02-16 is not expected to have a significant impact on the financial position, results of operations or cash flows of West Marine for 2003.

Stock-based Compensation—At March 29, 2003, West Marine has two stock-based employee compensation plans. West Marine accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if West Marine had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. West Marine’s calculations were made using the Black-Scholes option pricing model.

	13 Weeks Ended
	March 29, 2003	March 30, 2002
Net loss, as reported	$(6,095)	$(2,436)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(495)	(399)

Pro forma net loss	$(6,590)	$(2,835)

Loss per share—basic and diluted:
As reported	$(0.32)	$(0.13)
Pro forma	$(0.34)	$(0.15)

NOTE 4.    Segment Information

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

	13 Weeks Ended
	March 29, 2003	March 30, 2002
Net sales:
Stores	$91,441	$79,466
Other	19,707	17,700

Consolidated net sales	$111,148	$97,166

Contribution:
Stores	$324	$2,519
Other	3,399	3,245

Consolidated contribution	$3,723	$5,764

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$3,723	$5,764
Less:
Indirect costs of goods sold not included in consolidated contribution	(6,485)	(4,319)
General and administrative expenses	(5,602)	(4,386)
Interest expense	(1,627)	(1,085)
Income tax expense	3,896	1,590

Net loss	$(6,095)	$(2,436)

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of March 29, 2003 and March 30, 2002 and the related condensed consolidated statements of operations and cash flows for the 13-week periods ended March 29, 2003 and March 30, 2002. These financial statements are the responsibility of the company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of West Marine, Inc. and subsidiaries as of December 28, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California

April 16, 2003

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the Financial Statements and Supplementary Data and notes thereto found in Item 1.

General

West Marine, Inc. is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States of America. We have three divisions—Stores, Wholesale (Port Supply) and Catalog (including Internet)—which all sell aftermarket recreational boating supplies directly to customers. At the end of the first quarter of 2003, we offered our products through 325 stores in 38 states, Puerto Rico, and Canada; on the Internet (www.westmarine.com); and through catalogs. We are also engaged, through our Port Supply division and our stores, in the wholesale distribution of products to commercial customers and other retailers.

All references to the first quarter of 2003 mean the 13-week period ended March 29, 2003, and all references to the first quarter of 2002 mean the 13-week period ended March 30, 2002.

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

Our growth has been principally related to our Stores’ operations. Our continued growth depends to a significant degree on our ability to continue to expand our operations through the opening and profitable operation of new stores, as well as our ability to increase net sales at our existing stores. Our planned expansion is subject to a number of factors, including the adequacy of our capital resources, our ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt our distribution and other operations systems.

The markets for recreational water sports and boating supplies are highly competitive. Competitive pressures resulting from competitors’ pricing policies are expected to continue.

Our acquisition of Boat America operations involves a number of risks, including unanticipated costs and problems that could result from integrating the operations and personnel of Boat America into our operations, the potential loss of key Boat America employees who choose not to be employed by West Marine and a decline in the economy that could threaten the economic assumptions of the transaction.

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

Revenue recognition.    We record sales, net of estimated returns, when merchandise is purchased by customers at retail locations. When merchandise is shipped from a warehouse directly to customers, we record sales when such merchandise is received by the customer.

Comparable store sales.    We define comparable store sales as sales from stores where selling square footage did not change by more than 40% in the previous thirteen months and that have been open at least thirteen months.

Vendor allowances.    We receive allowances from vendors through a variety of programs and arrangements, including cash discounts and purchase quantity discounts. We recognize such allowances as a reduction to cost of goods sold after the vendor terms are met and as the related product is sold.

Results of Operations

Net sales increased $13.9 million, or 14.4%, to $111.1 million for the first quarter of 2003, compared to $97.2 million for the first quarter of 2002, primarily due to the acquisition of 62 BoatU.S. stores from Boat America Corporation and increases in net sales at West Marine stores. Net sales attributable to our Stores division were $91.4 million for the first quarter of 2003, an increase of $11.9 million, or 15.1%, over the $79.5 million recorded for the same period a year ago. During the first quarter of 2003, six new stores were opened and 62 stores were added with the acquisition of store operations from Boat America. Net sales in new stores opened since the first quarter of 2002, including the 62 BoatU.S. stores acquired in January 2003, and remodeled stores not included in comparable sales were $25.2 million. First quarter net sales from comparable stores decreased 10.2%, or $7.3 million. Wholesale sales increased by $0.4 million, or 4.4%, to $10.8 million for the first quarter of 2003, compared to $10.3 million for the same period a year ago. Catalog (including Internet) sales increased by $1.5 million, or 21.1%, to $8.9 million for the first quarter of 2003, compared to $7.4 million for the same period last year. Stores, Wholesale and Catalog (including Internet) sales represented 82.3%, 9.7% and 8.0%, respectively, of our net sales for the first quarter of 2003, compared to 81.8%, 10.6% and 7.6%, respectively, of our net sales for the first quarter of 2002.

Our gross profit increased by $4.6 million, or 18.3%, to $29.7 million for the first quarter of 2003, compared to $25.1 million for the first quarter of 2002. Gross profit margins were 26.8% in the first quarter of 2003, compared to 25.8% in the same period a year ago. Gross profit as a percentage of sales increased for the first quarter compared to the prior year primarily because of lower product costs, increased sales of higher margin private label merchandise and lower inventory shrink expenses.

Selling, general and administrative expenses increased by $8.1 million, or 28.9%, to $36.2 million for the first quarter of 2003 compared to $28.1 million for the same period last year, including $0.9 million for integration costs related to the acquisition of the BoatU.S. stores, wholesale and catalog operations. Other than acquisition integration costs, the increase in selling, general and administrative expenses for the first quarter of 2003 was primarily due to operating costs for new stores opened this year.

Interest expense was $1.6 million in the first quarter of 2003, an increase of $0.5 million from the same period a year ago. The increase in interest expense for the first quarter of 2003 was primarily due to financing of the acquisition of the Boat America operations. In addition, we reported a $1.9 million loss for the extinguishment of debt during the first quarter of 2003, also incurred in connection with the acquisition.

Liquidity and Capital Resources

During the first quarter of 2003, our primary sources of liquidity were $114.3 million from bank borrowings and $1.3 million in proceeds from the exercise of stock options. Our primary use of cash was related to the acquisition of Boat America’s retail operations, described under “Investing Activities” below.

Operating Activities

Net cash used in operating activities during the first three months of 2003 was $13.7 million, consisting primarily of an increase in inventories of $29.5 million and an increase in accounts receivable, prepaid expenses and other current assets of $8.7 million, partially offset by an increase in accounts payable of $25.1 million. The inventory increase reflects the addition of new stores and our commitment to increasing fill rates, which enhance sales.

Investing Activities

Our primary recurring cash requirements are related to capital expenditures for new stores and remodeling existing stores, including leasehold improvement costs, fixtures and information systems enhancements, and for merchandise inventory for stores. During the first quarter of 2003, we spent $7.4 million for capital expenditures. We expect to spend from $26.0 million to $27.0 million on other capital expenditures during 2003, mainly for new stores. We intend to pay for our expansion through cash generated from operations and bank borrowings.

On January 14, 2003, West Marine Products, Inc., a subsidiary of West Marine, Inc., acquired the retail stores, catalog and wholesale operations of Boat America Corporation for $72 million in cash plus the assumption of approximately $10 million in liabilities. We also spent approximately $2.8 million for acquisition-related costs. The acquisition of Boat America’s retail operations added 62 store locations, as well as Boat America’s catalog and wholesale sales channels, to our current operations. Under the terms of the agreement, we will promote services offered by Boat America and memberships in the Boat Owners Association of the United States (an affiliate of Boat America which was not acquired) at each of our stores, while Boat America and the Boat Owners Association will exclusively promote our boating equipment to the Boat Owners Association members. There are no other material relationships between West Marine and either Boat America or the Boat Owners Association or any of their respective affiliates, or between any director or officer of West Marine (or any associate of any such director or officer) and Boat America or the Boat Owners Association.

Financing Activities

On January 14, 2003, we entered into a $185.0 million credit line, which expires in three years. At the end of the first quarter of 2003, borrowings under that credit line were $155.0 million, bearing interest at rates ranging from 4.3% to 5.5%, and an additional $26.5 million was available. The new credit line is guaranteed by West Marine and its subsidiaries and is secured by a security interest in substantially all of the assets of West Marine and its subsidiaries. We immediately borrowed $155.0 million under the new facility and used $72.0 million to acquire certain operations from Boat America, $59.7 million to repay our old credit line, $17.3 million to repay the senior guarantee note (which amount included a $1.3 million prepayment fee incurred because the senior note carried interest at a higher rate than interest rates prevailing at the time of the repayment) and $2.7 million for bank fees related to the new credit facility. The new credit line includes a $20.0 million sub-facility for standby and commercial letters of credit, of which up to $15.0 million is available for the issuance of commercial letters of credit and up to $5.0 million is available for standby letters of credit. The new credit line also includes a sub-limit of up to $10.0 million for same day advances. On June 15, 2003, the credit facility will permanently reduce to $175.0 million.

On February 20, 2003, we entered into a first amendment to our credit line, and on April 14, 2003, we entered into a second amendment to our credit line. The changes effected by these amendments were not material but were primarily ministerial. We were in compliance with all covenant requirements under the terms of our credit line prior to and subsequent to each of these amendments.

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

At the end of the first quarter of 2003, we had $1.2 million of outstanding commercial letters of credit and $2.3 million of outstanding standby letters of credit.

We believe our existing credit line and cash flows from operations will be sufficient to satisfy liquidity needs through 2003.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our 2002 Annual Report on Form 10-K.

ITEM 4 —CONTROLS AND PROCEDURES

The Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer of West Marine (its principal executive officer, principal financial officer and principal accounting officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, that West Marine’s disclosure controls and procedures are effective to ensure that information required to be disclosed by West Marine in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by West Marine in such reports is accumulated and communicated to West Marine’s management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5—OTHER INFORMATION

Effective May 7, 2003, Eric Nelson, Vice President—Finance, was appointed Senior Vice President—Finance and Chief Financial Officer. Simultaneously with Mr. Nelson’s appointment, Russell Solt, Mr. Nelson’s predecessor as Chief Financial Officer, became Director of Investor Relations in accordance with his employment agreement.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

2.1

Asset Purchase Agreement, dated as of January 14, 2003, by and between Boat America Corporation and West Marine Products, Inc. (incorporated by reference to Exhibit 2.1 to West Marine’s current report on Form 8-K filed January 28, 2003).

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

10.1

Credit Agreement, dated as of January 14, 2003, by and among West Marine Finance Company, Inc., as Borrower, the Lenders Named Therein, Wells Fargo Bank, National Association, as Administrative Agent and Arranger, and Union Bank of California, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to West Marine’s current report on Form 8-K filed January 28, 2003).

10.1.1

Amendment Number 1, dated as of February 20, 2003, to Credit Agreement by and among West Marine Finance Company, Inc., as Borrower, the Lenders Named Therein, Wells Fargo Bank, National Association, as Administrative Agent and Arranger, and Union Bank of California, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.13.1 to West Marine’s Annual Report on Form 10-K filed March 18, 2003).

10.1.2

Amendment Number 2, dated as of April 14, 2003, to Credit Agreement, dated as of January 14, 2003, by and among West Marine Finance Company, Inc., as Borrower, the Lenders Named Therein, Wells Fargo Bank, National Association, as Administrative Agent and Arranger, and Union Bank of California, N.A., as Syndication Agent.

10.2

Guaranty Agreement, dated as of January 14, 2003, by and among each of the Guarantors Named Therein in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to West Marine’s current report on Form 8-K filed January 28, 2003).

10.3

Security Agreement, dated as of January 14, 2003, by and among West Marine Finance Company, Inc., the Grantors Named Therein and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to West Marine’s current report on Form 8-K filed January 28, 2003).

10.4

Security Agreement (Intellectual Property), dated as of January 14, 2003, by and among West Marine Finance Company, Inc., the Grantors Named Therein and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 to West Marine’s current report on Form 8-K filed January 28, 2003).

10.5*	Second Amendment, dated as of April 7, 2003, to Employment Agreement by and between West Marine, Inc. and Russell Solt.

10.6*	Letter Agreement, dated as of February 7, 2000, between West Marine, Inc. and Eric Nelson.

10.7	Second Amendment, dated as of June 11, 2002, to Lease Agreement for the Hollister, California distribution facility.

10.7.1	Third Amendment, dated as of April 1, 2003, to Lease Agreement for the Hollister, California distribution facility.

15.1	Letter regarding Unaudited Interim Financial Information.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

(b)	Reports on Form 8-K filed during the quarter ended March 29, 2003:

On January 14, 2003, we filed a current report on Form 8-K which disclosed under Item 9 our press release announcing the acquisition of BoatU.S. retail stores, catalog and wholesale operations from Boat America Corporation for $72 million in cash and the assumption of certain liabilities.

On January 28, 2003, we filed a current report on Form 8-K which disclosed under Item 2 our acquisition of the retail stores, catalog and wholesale operations of Boat America Corporation for $72 million in cash and the assumption of approximately $10 million in liabilities.

On March 28, 2003, we filed a current report on Form 8-K/A which disclosed under Item 7 the audited financial statements of the Products Division of Boat America Corporation for the year ended December 31, 2002 and the unaudited pro forma combined balance sheet of West Marine as of December 28, 2002 and the related unaudited pro forma statement of operations. On March 31, 2003, we filed a current report on Form 8-K/A to correct certain typographical errors in our current report on Form 8-K/A filed on March 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003	WEST MARINE, INC.

	By:	/s/ JOHN H. EDMONDSON
John H. Edmondson President and Chief Executive Officer

	By:	/s/ ERIC NELSON
Eric Nelson Senior Vice President, Finance and Chief Financial Officer (Chief Accounting Officer)

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, John H. Edmondson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of West Marine, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ JOHN H. EDMONDSON
John H. Edmondson Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Eric Nelson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of West Marine, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ ERIC NELSON
Eric Nelson Chief Financial Officer