Form 10-Q
period 2003-06-28
WEST MARINE INC
filed 2003-08-12
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

At July 25, 2003, the number of shares outstanding of the registrant’s common stock was 19,868,012.

		Page
PART I—	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 28, 2003, December 28, 2002 and June 29, 2002	2

	Condensed Consolidated Statements of Income for the 13 weeks ended June 28, 2003 and June 29, 2002 and the 26 weeks ended June 28, 2003 and June 29, 2002	3

	Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 28, 2003 and June 29, 2002	4

	Notes to Condensed Consolidated Financial Statements	5

	Independent Accountants’ Review Report	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II—	Other Information

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 28, 2003, DECEMBER 28, 2002 AND JUNE 29, 2002

(Unaudited, in thousands, except share data)

	June 28, 2003	December 28, 2002	June 29, 2002
ASSETS
Current assets:
Cash	$11,509	$4,722	$11,034
Trade receivables, net	8,720	5,577	9,454
Merchandise inventories	307,826	221,248	216,664
Prepaid expenses and other current assets	22,216	16,955	16,344

Total current assets	350,271	248,502	253,496

Property and equipment, net	84,089	74,320	75,080
Goodwill	59,592	33,998	33,765
Intangibles and other assets, net	6,935	1,667	1,551

TOTAL ASSETS	$500,887	$358,487	$363,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$94,605	$47,723	$55,823
Accrued expenses	37,990	24,216	29,640
Line of credit and current portion of long-term debt	236	8,625	8,782

Total current liabilities	132,831	80,564	94,245

Long-term debt	117,907	48,731	47,607
Deferred items and other non-current obligations	9,795	7,128	5,879

Total liabilities	260,533	136,423	147,731

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 19,637,045 at June 28, 2003, 19,270,957 at December 28, 2002 and 19,223,273 at June 29, 2002	20	19	19
Additional paid-in capital	133,110	128,933	128,529
Accumulated other comprehensive income	490	31	60
Retained earnings	106,734	93,081	87,553

Total stockholders’ equity	240,354	222,064	216,161

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$500,887	$358,487	$363,892

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share and store data)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$232,964	$190,042	$344,114	$287,208
Cost of goods sold, including buying and occupancy	151,639	124,660	233,088	196,712

Gross profit	81,325	65,382	111,026	90,496

Selling, general and administrative expense	46,848	38,154	82,102	66,209
Acquisition integration costs	—	—	909	—

Income from operations	34,477	27,228	28,015	24,287

Interest expense, net	2,096	1,084	3,723	2,169
Loss on extinguishment of debt	—	—	1,902	—

Income before income taxes	32,381	26,144	22,390	22,118
Income taxes	12,629	10,327	8,733	8,737

Net income	$19,752	$15,817	$13,657	$13,381

Net income per share:
—Basic	$1.01	$0.83	$0.70	$0.71

—Diluted	$0.98	$0.79	$0.68	$0.68

Weighted average common and common equivalent shares outstanding:
—Basic	19,558	19,127	19,451	18,809

—Diluted	20,137	20,002	20,027	19,728

Stores open at end of period			334	250

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	26 Weeks Ended
	June 28, 2003	June 29, 2002
OPERATING ACTIVITIES:
Net income	$13,657	$13,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,989	9,546
Tax benefit from exercise of stock options	1,149	4,311
Loss on sale of assets	277
Provision for doubtful accounts	55	126
Changes in assets and liabilities:
Trade receivables, net	(2,859)	(3,278)
Merchandise inventories	(35,758)	(23,916)
Prepaid expenses and other current assets	(4,698)	(4,266)
Other assets	(2,321)	(276)
Trade payables	37,665	17,127
Accrued expenses	13,389	9,395
Deferred items	(46)	83

Net cash provided by operating activities	32,499	22,233

INVESTING ACTIVITIES:
Purchases of property and equipment	(15,124)	(11,029)
Acquisitions	(74,403)	—

Net cash used in investing activities	(89,527)	(11,029)

FINANCING ACTIVITIES:
Net borrowing (repayments) on line of credit	136,854	(11,429)
Payoff old line of credit	(59,678)
Repayments on long-term debt and capital leases	(16,390)	(382)
Proceeds from exercise of stock options	2,624	10,290
Proceeds from sale of common stock pursuant to associate stock purchase plan	405	307

Net cash provided by (used in) financing activities	63,815	(1,214)

NET INCREASE IN CASH	6,787	9,990
CASH AT BEGINNING OF PERIOD	4,722	1,044

CASH AT END OF PERIOD	$11,509	$11,034

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Twenty-six Weeks Ended June 28, 2003 and June 29, 2002

(Unaudited)

NOTE 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at June 28, 2003 and June 29, 2002, and the interim results of operations and cash flows for the 13-week and the 26-week periods then ended.

The consolidated balance sheet at December 28, 2002, presented herein, has been derived from the audited consolidated financial statements of West Marine for the year then ended which were included in West Marine’s annual report on Form 10-K.

Accounting policies followed by West Marine are described in Note 1 to its audited consolidated financial statements for the year ended December 28, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 28, 2002 which were included in West Marine’s annual report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and the 26-week periods ended June 28, 2003 are not necessarily indicative of the results to be expected for the year ending January 3, 2004 or any other interim period.

Certain 2002 amounts have been reclassified to conform with 2003 presentations.

NOTE 2.    Acquisition

On January 14, 2003, West Marine Products, Inc. acquired the retail stores, catalog and wholesale operations of Boat America Corporation (“Boat America”). The consideration consisted of $72 million in cash and the assumption of certain liabilities. At the time of the acquisition, Boat America operated 62 boating supply specialty stores under the name BoatU.S. The acquisition was accounted for under the purchase method of accounting and, accordingly, the statement of income includes the results of the acquired operations since the date of acquisition.

The total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as follows (dollars in thousands):

Inventory	$50,674
Other current assets	965
Property and equipment	6,680
Trademarks and other intangible assets, excluding goodwill	3,180
Goodwill	25,277
Current liabilities	(10,058)
Long term liabilities	(2,713)

Fair value of assets acquired, including intangibles	$74,005

The following unaudited pro forma combined financial information presents the combined consolidated results of operations of West Marine and the acquired operations of Boat America as if the acquisition had occurred on December 29, 2001, after giving effect to certain adjustments including amortization of intangible assets, interest expense, depreciation expense and related income tax effects. No costs related to extinguishment of debt are included in the pro forma results for the 13-week and 26-week periods ended June 29, 2002. No adjustments have been made to the pro forma statement of income to conform accounting policies and practices or to recognize anticipated cost savings and synergies. The pro forma combined consolidated financial information does not necessarily reflect the results of operations that would have occurred had West Marine and the acquired operations of Boat America constituted a single entity during such periods.

	13 Weeks Ended		26 Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$232,964	$245,094	$346,187	$368,258
Net income	$19,752	$20,062	$13,124	$17,161
Earnings per share—basic	$1.01	$1.05	$0.67	$0.91
Earnings per share—diluted	$0.98	$1.00	$0.66	$0.87

NOTE 3.    Accounting Policies

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 concludes that debt extinguishments should not be classified as an extraordinary item. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. West Marine adopted SFAS 145 on December 29, 2002. The adoption of SFAS 145 did not have an effect on West Marine’s financial position, results of operations or cash flows for the 26-week period ended June 28, 2003.

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

Stock-based Compensation—At June 28, 2003, West Marine has two stock-based employee compensation plans. West Marine accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income.

The following table illustrates the effect on net income and earnings per share if West Marine had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. West Marine’s calculations were made using the Black-Scholes option pricing model.

	13 Weeks Ended		26 Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income, as reported	$19,752	$15,817	$13,657	$13,381
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	791	609	1,282	999

Pro forma net income	$18,961	$15,208	$12,375	$12,382

Basic earnings per share:
As reported	$1.01	$0.83	$0.70	$0.71
Pro forma	$0.97	$0.80	$0.64	$0.66
Diluted earnings per share:
As reported	$0.98	$0.79	$0.68	$0.68
Pro forma	$0.94	$0.76	$0.62	$0.63

NOTE 4.    Segment Information

West Marine has three divisions—Stores, Wholesale (Port Supply) and Catalog (including Internet)—which all sell aftermarket recreational boating supplies directly to customers. The customer base overlaps between West Marine’s Stores and Wholesale divisions and between its Stores and Catalog divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity and customer delivery.

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

	13 Weeks Ended		26 Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales:
Stores	$201,993	$162,550	$293,436	$242,016
Other	30,971	27,492	50,678	45,192

Consolidated net sales	$232,964	$190,042	$344,114	$287,208

Contribution:
Stores	$42,107	$35,550	$42,431	$38,069
Other	5,815	4,936	9,214	8,181

Consolidated contribution	$47,922	$40,486	$51,645	$46,250

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$47,922	$40,486	$51,645	$46,250
Less:
Indirect costs of goods sold not included in consolidated contribution	(7,108)	(7,426)	(11,691)	(12,055)
General and administrative expenses	(6,337)	(5,832)	(11,939)	(9,908)
Interest expense	(2,096)	(1,084)	(5,625)	(2,169)
Income tax expense	(12,629)	(10,327)	(8,733)	(8,737)

Net income	$19,752	$15,817	$13,657	$13,381

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, CA

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of June 28, 2003 and June 29, 2002 and the related condensed consolidated statements of income for the 13- and 26-week periods ended June 28, 2003 and June 29, 2002 and the condensed consolidated statements of cash flows for the 26-week periods ended June 28, 2003 and June 29, 2002. These financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

San Francisco, CA

July 16, 2003

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1.

General

West Marine, Inc. is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States of America. We have three divisions—Stores, Wholesale (Port Supply) and Catalog (including Internet)—which all sell aftermarket recreational boating supplies directly to customers. At the end of the second quarter of 2003, we offered our products through 334 stores in 38 states, Puerto Rico, and Canada; on the Internet (www.westmarine.com); and through catalogs. We are also engaged, through our Port Supply division and our stores, in the wholesale distribution of products to commercial customers and other retailers.

All references to the second quarter and first six months of 2003 mean the 13-week and 26-week periods, respectively, ended June 28, 2003, and all references to the second quarter and first six months of 2002 mean the 13-week and 26-week periods, respectively, ended June 29, 2002.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

The statements in this Form 10-Q that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance and similar projections, as well as facts and assumptions underlying these statements or projections. Undue reliance should not be placed on such forward-looking statements as they speak only as of the date they are made, and we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

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

As West Marine expands into new ventures, concepts and acquisitions, such as boat services and Express stores, we face additional challenges including those related to hiring personnel and our unfamiliarity with local demographics. New markets may also have competitive conditions, consumer tastes and discretionary spending patterns that are different from our existing markets. Our acquisition of Boat America operations involves a number of risks, including reduced BoatU.S. store sales (“cannibalization”) in locations served by existing West Marine stores as we enhance service levels, gain incremental sales and increase market penetration, unanticipated costs and challenges that could result from integrating the operations and personnel of Boat America into our operations and a decline in the economy that could threaten the economic assumptions of the transaction.

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

During fiscal 2002, there was a substantial increase in the cost of insurance. We believe that insurance coverage is prudent for risk management and anticipate that our insurance costs will continue to increase. For certain types or levels of risk, we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant insurance, choosing instead to self-insure one or more types or levels of risk. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results.

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

Revenue recognition.    We record sales, net of estimated returns, when merchandise is purchased by customers at retail locations. When merchandise is shipped from a warehouse directly to a customer, we record sales when such merchandise is received by the customer.

Comparable store sales.    We define comparable store sales as sales from stores where selling square footage did not change by more than 40% in the previous 13 months and that have been open at least 13 months. Sales from the 62 BoatU.S. stores acquired in January 2003 from Boat America are not included in comparable store sales statistics.

Merchandise inventories.    Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. We make certain assumptions to adjust inventory value based upon historical experience and current information in order to assess that inventory is recorded properly at the lower of cost or market.

Vendor allowances.    We receive allowances from vendors through a variety of programs and arrangements, including cash discounts and purchase quantity discounts. We recognize such allowances as a reduction to cost of goods sold as the related products are sold.

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

Foreign currency translation.    In the preparation of consolidated financial statements, the assets and liabilities of West Marine’s Canadian subsidiary are denominated in Canadian dollars and translated to US dollars at the rate of exchange in effect at the balance sheet date; income and expenses are translated at average rates of exchange prevailing during the reporting period. The related translation adjustments are reflected in the other comprehensive income section of the consolidated statements of shareholders’ equity. Almost all of the revenues and expenditures of West Marine are denominated in US dollars. However, foreign currency gains and losses from transactions denominated in foreign currencies, including inter-company transactions, are included in operating results and have not been significant to date.

Results of Operations

Net sales increased $42.9 million, or 22.6%, to $232.9 million for the second quarter of 2003, compared to $190.0 million for the second quarter of 2002, primarily due to the acquisition of 62 BoatU.S. stores from Boat America Corporation and increases in net sales at West Marine stores. Net sales attributable to our Stores division were $202.0 million for the second quarter of 2003, an increase of $39.4 million, or 24.3%, over the $162.6 million recorded for the same period a year ago. During the second quarter of 2003, nine new stores were opened, including two stores in Canada and one store in Puerto Rico. Net sales in new stores opened since the second quarter of 2002, including the 62 BoatU.S. stores and remodeled stores not included in comparable sales were, $45.1 million. Second quarter net sales from comparable stores decreased 4.4%, or $6.8 million. Wholesale (Port Supply) sales increased by $0.7 million, or 4.9%, to $14.2 million for the second quarter of 2003, compared to $13.5 million for the same period a year ago. Catalog (including Internet) sales increased by $2.8 million, or 20.1%, to $16.8 million for the second quarter of 2003, compared to $14.0 million for the same period last year. Stores, Wholesale (Port Supply) and Catalog (including Internet) sales represented 86.7%, 6.1% and 7.2%, respectively, of our net sales for the second quarter of 2003, compared to 85.5%, 7.1% and 7.4%, respectively, of our net sales for the second quarter of 2002.

For the first six months of 2003, net sales increased $56.9 million, or 19.8%, to $344.1 million, compared to $287.2 million for the first six months of 2002, primarily due to the acquisition of 62 BoatU.S. stores from Boat America Corporation and increases in net sales at West Marine stores. Stores’ net sales were $293.4 million for the first six months of 2003, an increase of $51.4 million, or 21.2%, compared to the $242.0 million recorded for the same period a year ago. Net sales in new stores opened since the first six months of 2002, including the 62 BoatU.S. stores and remodeled stores not included in comparable sales were, $60.9 million. Net sales from comparable stores for the first six months of 2003 decreased 6.2%, or $14.1 million. Wholesale (Port Supply) sales increased by $1.1 million, or 4.7%, to $24.9 million for the first six months of 2003 from $23.8 million for the same period a year ago. Sales from the 62 BoatU.S. stores acquired in January, 2003 are included in total sales, but are not reflected in comparable store sales statistics. Catalog (including Internet) sales increased by $4.4 million, or 20.5%, to $25.7 million for the first six months of 2003, compared to $21.3 million for the same period last year. Stores, Wholesale (Port Supply) and Catalog (including Internet) sales represented 85.3%, 7.3% and 7.4%, respectively, of our net sales for the first six months of 2003, compared to 84.3%, 8.3% and 7.4%, respectively, of our net sales for the first six months of 2002.

Our gross profit increased by $15.9 million, or 24.4%, to $81.3 million for the second quarter of 2003, compared to $65.4 million for the second quarter of 2002. Gross profit margins were 34.9% in the second quarter of 2003, compared to 34.4% in the same period a year ago. Our gross profit was $111.0 million for the first six months of 2003, an increase of $20.5 million, or 22.7%, compared to gross profit of $90.5 million for the same period a year ago. Gross profit represented 32.3% of net sales for the first six months of 2003, compared to 31.5% in the same period last year. Gross profit as a percentage of sales increased for the second quarter and the first six months of 2003 compared to the prior year primarily because of a more profitable product mix and favorable vendor price adjustments.

Selling, general and administrative expenses increased by $8.6 million, or 22.5%, to $46.8 million for the second quarter of 2003 compared to $38.2 million for the same period last year. Selling, general and administrative expenses represented 20.1% of net sales for the second quarters of both 2003 and 2002. For the first six months of 2003, selling, general and administrative expenses increased by $15.9 million, or 24.0%, to $82.1 million compared to $66.2 million for the first six months last year. During the first six months of 2003 we incurred $0.9 million in costs related to the integration of the operations acquired from Boat America Corporation. Selling, general and administrative expenses represented 23.9% of net sales for the first six months of 2003 compared to 23.1% for the same period a year ago. The increase in selling, general and administrative expenses for both the second quarter and the first six months of 2003 is primarily due to operating costs for new stores opened this year, including the 62 BoatU.S. stores acquired from Boat America Corporation.

Interest expense was $2.1 million in the second quarter of 2003, an increase of $1.0 million from the same period a year ago. For the first six months of 2003, interest expense increased by $3.4 million, to $5.6 million from $2.2 million. The increase in interest expense for both the second quarter and the first six months of 2003 is primarily due to financing of the acquisition of the Boat America operations.

Liquidity and Capital Resources

During the first six months of 2003, our primary sources of liquidity were $77.2 million from bank borrowings, $32.5 million from operating activities and $2.6 million in proceeds from the exercise of stock options. Our primary use of cash was related to the acquisition of Boat America’s retail operations, described under “Investing Activities” below.

Operating Activities

During the first six months of 2003, net cash provided by operating activities consisted primarily of net income, excluding depreciation and amortization, of $25.6 million and an increase in trade payables and accrued expenses of $51.1 million. This was partially offset by increases in inventories of $35.8 million and trade receivables, prepaid expenses and other current assets of $9.9 million. The inventories and trade payables increases reflect stocking of merchandise at stores during the peak boating season and our commitment to increasing fill rates, which management believes enhances sales.

Investing Activities

Our primary recurring cash requirements are related to capital expenditures for new stores and remodeling existing stores, including leasehold improvement costs, fixtures and information systems enhancements and merchandise inventory for stores. During the first six months of 2003, we spent $15.1 million for capital expenditures. We expect to spend from $26.0 million to $27.0 million on capital expenditures during 2003, mainly for new stores. We intend to pay for our expansion through cash generated from operations and bank borrowings.

On January 14, 2003, West Marine Products, Inc., a subsidiary of West Marine, Inc., acquired the retail stores, catalog and wholesale operations of Boat America Corporation for $72.0 million in cash plus the assumption of approximately $10.0 million in liabilities. We also spent approximately $2.8 million for acquisition-related costs, including $1.9 million to extinguish debt. The acquisition of Boat America’s retail operations added 62 store locations, as well as Boat America’s catalog and wholesale sales channels, to our current operations. Under the terms of the agreement, we promote services offered by Boat America and memberships in the Boat Owners Association of the United States (an affiliate of Boat America which was not acquired) at each of our stores, while Boat America and the Boat Owners Association will exclusively promote our boating equipment to the Boat Owners Association members.

Financing Activities

In 2003, we entered into a $185.0 million credit line, which expires on January 14, 2006. Under the terms of the agreement, on June 15, 2003 the credit facility was permanently reduced to $175.0 million. At the end of the second quarter of 2003, borrowings under that credit line were $117.9 million, bearing interest at rates ranging from 4.3% to 5.5%, and an additional $57.1 million was available for borrowing. The credit line is guaranteed by West Marine and its subsidiaries and is secured by substantially all of the assets of West Marine and its subsidiaries. The credit line includes a $20.0 million sub-facility for standby and commercial letters of credit, of which up to $15.0 million is available for the issuance of commercial letters of credit and up to $5.0 million is available for standby letters of credit. The credit line also includes a sub-limit of up to $10.0 million for same day advances.

Depending on our election at the time of borrowing, the line bears interest at either (a) the higher of (i) the bank’s prime rate plus 1.25% or (ii) the federal funds rate plus 1.75% or (b) LIBOR plus 3.00%. Upon receipt by the bank of our financial statements for the second quarter of 2003, these rates may be adjusted based upon certain financial ratios for the period.

The credit line contains various covenants which require us to maintain certain financial ratios, including debt service coverage, debt to earnings and current ratios. The covenants also require us to maintain minimum levels of net worth and place limitations on the levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures. We were in compliance with all of these covenants at June 28, 2003.

At the end of the second quarter of 2003, we had $3.5 million of outstanding standby letters of credit and $0.5 million of outstanding commercial letters of credit.

We believe our existing credit line and cash flows from operations will be sufficient to satisfy liquidity needs through 2004.

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

Business Trends

West Marine’s growth in net sales has been principally fueled by geographic expansion through the opening of new stores, acquisition of store locations and, to a lesser extent, by comparable stores net sales increases. Future net sales and profit growth, if any, will be increasingly dependent upon the opening and profitability of new stores. Our Catalog division continues to face market share erosion in markets where either we or our competitors have opened new stores. Management expects this trend to continue.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our 2002 Annual Report on Form 10-K.

ITEM 4—CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of West Marine (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 28, 2003, that West Marine’s disclosure controls and procedures are effective to ensure that information required to be disclosed by West Marine in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by West Marine in such reports is accumulated and communicated to West Marine’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in West Marine’s internal control over financial reporting that occurred during the quarter ended June 28, 2003 that have materially affected, or are reasonably likely to materially affect, West Marine’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

None.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

West Marine held its Annual Meeting of Stockholders on May 7, 2003. One matter was voted on at the meeting: the election of eight directors to the Board of Directors to serve until the 2004 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

The following table sets forth the nominees for director and the votes for and withheld with respect to each such nominee:

Nominee	Votes For	Votes Withheld
Randolph K. Repass	16,831,453	795,192
John Edmondson	16,829,164	797,481
Richard E Everett	16,829,581	797,064
Geoffrey A. Eisenberg	16,831,071	795,574
David McComas	17,330,709	295,936
Peter Roy	17,072,921	553,724
Daniel J. Sweeney	17,012,602	614,043
William U. Westerfield	17,330,709	295,936

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to SEC Release No. 34-47986).

(b)	Reports on Form 8-K filed during the quarter ended June 28, 2003:

On March 31, 2003, we filed a current report on Form 8-K/A to correct certain typographical errors in our current report on Form 8-K/A filed on March 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST MARINE, INC.

Date:	August 12, 2003	By:	/s/ JOHN H. EDMONDSON
John H. Edmondson President and Chief Executive Officer

		By:	/s/ ERIC S. NELSON
Eric S. Nelson Senior Vice President, Finance and Chief Financial Officer