Form 10-Q
period 2003-09-27
WEST MARINE INC
filed 2003-11-12
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

At October 24, 2003, the number of shares outstanding of the registrant’s common stock was 19,992,750.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2003, DECEMBER 28, 2002 AND SEPTEMBER 28, 2002

(Unaudited, in thousands, except share data)

	September 27, 2003	December 28, 2002	September 28, 2002
ASSETS
Current assets:
Cash	$4,368	$4,722	$4,773
Trade receivables, net	6,835	5,577	6,180
Merchandise inventories	288,260	221,248	203,936
Prepaid expenses and other current assets	19,644	16,955	13,683

Total current assets	319,107	248,502	228,572

Property and equipment, net	82,584	74,320	74,626
Goodwill	60,862	33,998	33,899
Other assets	7,065	1,667	1,842

TOTAL ASSETS	$469,618	$358,487	$338,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$55,247	$47,723	$36,023
Accrued expenses	33,065	24,216	28,606
Current portion of long-term debt	36	8,625	8,786

Total current liabilities	88,348	80,564	73,415

Long-term debt	118,231	48,731	36,524
Deferred items and other non-current obligations	9,789	7,128	5,929

Total liabilities	216,368	136,423	115,868

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 19,973,224 at September 27, 2003, 19,270,957 at December 28, 2002 and 19,225,783 at September 28, 2002	20	19	19
Additional paid-in capital	137,967	128,933	128,566
Accumulated other comprehensive income	462	31	15
Retained earnings	114,801	93,081	94,471

Total stockholders’ equity	253,250	222,064	223,071

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$469,618	$358,487	$338,939

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share and store data)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$191,916	$150,715	$536,028	$437,923
Cost of goods sold, including buying and occupancy	134,127	104,809	367,214	301,521

Gross profit	57,789	45,906	168,814	136,402

Selling, general and administrative expense	43,084	33,811	125,185	100,020
Acquisition integration costs	—	—	909	—

Income from operations	14,705	12,095	42,720	36,382

Interest expense, net	1,487	661	5,210	2,830
Loss on extinguishment of debt	—	—	1,902	—

Income before income taxes	13,218	11,434	35,608	33,552

Income taxes	5,155	4,516	13,888	13,253

Net income	$8,063	$6,918	$21,720	$20,299

Net income per share:
- Basic	$0.41	$0.36	$1.11	$1.08

- Diluted	$0.39	$0.35	$1.08	$1.04

Weighted average common and common equivalent shares outstanding:
- Basic	19,867	19,224	19,590	18,809

- Diluted	20,561	19,701	20,203	19,567

Stores open at end of period			339	252

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	39 Weeks Ended
	September 27, 2003	September 28, 2002
OPERATING ACTIVITIES:
Net income	$21,720	$20,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,775	14,353
Tax benefit from exercise of stock options	2,513	4,316
Loss on sale of assets	273
Provision for doubtful accounts	424	216
Changes in assets and liabilities:
Trade receivables, net	(1,473)	(94)
Merchandise inventories	(16,192)	(11,188)
Prepaid expenses and other current assets	(2,126)	(1,605)
Other assets	(2,535)	(730)
Trade payables	(1,716)	(2,732)
Accrued expenses	7,327	8,361
Deferred items	(52)	133

Net cash provided by operating activities	25,938	31,329

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,321)	(15,339)
Acquisitions	(74,403)	—

Net cash used in investing activities	(93,724)	(15,339)

FINANCING ACTIVITIES:
Net borrowing (repayments) on line of credit	137,178	(22,312)
Payoff old line of credit	(59,678)	—
Repayments on long-term debt and capital leases	(16,590)	(578)
Proceeds from exercise of stock options	6,117	10,321
Proceeds from sale of common stock pursuant to associate stock purchase plan	405	308

Net cash provided by (used in) financing activities	67,432	(12,261)

NET CHANGE IN CASH	(354)	3,729
CASH AT BEGINNING OF PERIOD	4,722	1,044

CASH AT END OF PERIOD	$4,368	$4,773

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirty-nine Weeks Ended September 27, 2003 and September 28, 2002

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at September 27, 2003 and September 28, 2002, the interim results of operations for the 13-week and the 39-week periods, and the changes in cash flows for the 39-week periods then ended have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and the 39-week periods ended September 27, 2003 are not necessarily indicative of the results to be expected for the year ending January 3, 2004 or any other interim period.

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

The cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of estimates and assumptions which could require adjustment in the future. While management believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, West Marine cannot guarantee that the estimates and assumptions will be accurate, which could require adjustments to these estimates in future periods.

The total cost of the acquisition has been allocated as follows (dollars in thousands):

Inventory	$50,674
Other current assets	836
Property and equipment	6,680
Trademarks and other intangible assets, excluding goodwill	3,180
Goodwill	26,542
Current liabilities	(11,194)
Long term liabilities	(2,713)

Fair value of assets acquired, including intangibles	$74,005

The following unaudited pro forma combined financial information presents the combined consolidated results of operations of West Marine and the acquired operations of Boat America as if the acquisition had occurred on December 29, 2001, after giving effect to certain adjustments including amortization of intangible assets, interest expense, depreciation expense and related income tax effects. No costs related to extinguishment of debt are included in the pro forma results for the 13-week and 39-week periods ended September 28, 2002. No adjustments have been made to recognize anticipated cost savings and synergies. The pro forma combined consolidated financial information does not necessarily reflect the results of operations that would have occurred had West Marine and the acquired operations of Boat America constituted a single entity during such periods (dollars in thousands, except per share data).

	13 Weeks Ended		39 Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$191,916	$188,043	$538,105	$556,301
Net income	8,063	8,207	21,187	26,039
Earnings per share – basic	$0.41	$0.43	$1.08	$1.38
Earnings per share – diluted	$0.39	$0.42	$1.05	$1.33

NOTE 3. Accounting Policies

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) concluded in Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” that if a vendor offers a rebate that is payable only if the reseller completes a specified level of purchases, and the rebate is probable of achievement and reasonably estimable, such rebate should be recognized based on the progress made toward earning the rebate. West Marine expects to apply this method prospectively to vendor arrangements entered into after November 21, 2002. Since most vendor agreements for 2003 were finalized prior to November 2002, the adoption of EITF Issue No. 02-16 is not expected to have a significant impact on West Marine’s financial position, results of operations or cash flows for 2003.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In October 2003, the FASB deferred the effective date of FIN 46 in recognition of the complexities associated with its implementation. Accordingly, we will adopt FIN 46 effective January 3, 2004, in accordance with the FASB’s new position. The adoption of FIN 46 is not expected to have a significant impact on West Marine’s financial position, results of operations or cash flows for 2003.

Stock-based Compensation - At September 27, 2003, West Marine has two stock-based employee compensation plans. West Marine accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income.

The following table illustrates the effect on net income and earnings per share if West Marine had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. West Marine’s calculations were made using the Black-Scholes option pricing model (dollars in thousands, except per share data).

	13 Weeks Ended		39 Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income, as reported	$8,063	$6,918	$21,720	$20,299
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	732	554	2,023	1,592

Pro forma net income	$7,331	$6,364	$19,697	$18,707

Basic earnings per share:
As reported	$0.41	$0.36	$1.11	$1.08
Pro forma	$0.37	$0.33	$1.01	$0.99
Diluted earnings per share:
As reported	$0.39	$0.35	$1.08	$1.04
Pro forma	$0.36	$0.32	$0.97	$0.96

NOTE 4. Segment Information

West Marine has three divisions - Stores, Wholesale (Port Supply) and Catalog (including Internet) - which all sell aftermarket recreational boating supplies directly to customers. The customer base overlaps between West Marine’s Stores and Wholesale divisions and between its Stores and Catalog divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity and customer delivery.

The Stores division qualifies as a reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as it is the only division that represents 10% or more of the combined revenue of all operating segments when viewed on an annual basis. Assets are not presented by segment, as West Marine’s assets overlap among segments. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to West Marine’s Stores business segment (dollars in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales:
Stores	$167,287	$129,174	$460,721	$371,190
Other	24,629	21,541	75,307	66,733

Consolidated net sales	$191,916	$150,715	$536,028	$437,923

Contribution:
Stores	$27,036	$22,317	$69,467	$60,386
Other	3,580	3,441	12,794	11,622

Consolidated contribution	$30,616	$25,758	$82,261	$72,008

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$30,616	$25,758	$82,261	$72,008
Less:
Indirect costs of goods sold not included in consolidated contribution	(9,807)	(8,470)	(21,498)	(19,949)
General and administrative expenses	(6,104)	(5,193)	(18,043)	(15,677)
Interest expense	(1,487)	(661)	(7,112)	(2,830)
Income tax expense	(5,155)	(4,516)	(13,888)	(13,253)

Net income	$8,063	$6,918	$21,720	$20,299

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

West Marine, Inc

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc and subsidiaries as of September 27, 2003 and September 28, 2002 and the related condensed consolidated statements of income for the 13- and 39- week periods ended September 27, 2003 and September 28, 2002 and the condensed consolidated statements of cash flows for the 39- week periods ended September 27, 2003 and September 28, 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of West Marine, Inc and subsidiaries as of December 28, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

San Francisco, California

November 3, 2003

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this report.

General

West Marine, Inc. is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States of America. We have three divisions - Stores, Wholesale (Port Supply) and Catalog (including Internet) - which all sell aftermarket recreational boating supplies directly to customers. At the end of the third quarter of 2003, we offered our products through 339 stores in 38 states, Puerto Rico, and Canada; on the Internet (www.westmarine.com); and through catalogs. We are also engaged, through our Port Supply division and our stores, in the wholesale distribution of products to commercial customers and other retailers.

All references to the third quarter and first nine months of 2003 mean the 13-week and 39-week periods, respectively, ended September 27, 2003, and all references to the third quarter and first nine months of 2002 mean the 13-week and 39-week periods, respectively, ended September 28, 2002.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance, and similar projections, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. Undue reliance should not be placed on such forward-looking statements as they speak only as of the date they are made and we assume no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

The price of our common stock may be subject to volatile fluctuations based on general economic and market conditions and by our ability to meet stock analysts’ expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, stock market volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. Variations in the market price of our common stock may be the result of changes in the trading characteristics that prevail in the market for our common stock including low trading volumes, trading volume fluctuations and other similar factors. We cannot assure that the market price of our common stock will not fluctuate or decline significantly in the future.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of West Marine’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

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

Merchandise inventories. Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. We make certain assumptions to adjust inventory value based upon historical experience and current information in order to determine that inventory is recorded properly at the lower of cost or market.

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

Results of Operations

Net sales increased $41.2 million, or 27.3%, to $191.9 million for the third quarter of 2003, compared to $150.7 million for the third quarter of 2002, primarily due to the acquisition of 62 BoatU.S. stores from Boat America Corporation and increases in net sales at West Marine stores. Net sales attributable to our Stores division were $167.3 million for the third quarter of 2003, an increase of $38.1 million, or 29.5%, over the $129.2 million recorded for the same period a year ago. During the third quarter of 2003, we opened six new stores. Net sales in new stores opened since the third quarter of 2002, including the 62 BoatU.S. stores and remodeled stores not included in comparable sales, were $35.1 million. Third quarter net sales from comparable stores increased 1.2%, or $1.5 million. Sales from the 62 BoatU.S. stores acquired in January, 2003 are included in total sales, but are not reflected in comparable store sales statistics. Wholesale (Port Supply) sales increased by $1.0 million, or 8.8%, to $12.2 million for the third quarter of 2003, compared to $11.2 million for the same period a year ago. Catalog (including Internet) sales increased by $2.1 million, or 20.3%, to $12.5 million for the third quarter of 2003, compared to $10.4 million for the same period last year. Stores, Wholesale (Port Supply) and Catalog (including Internet) sales represented 87.2%, 6.3% and 6.5%, respectively, of our net sales for the third quarter of 2003, compared to 85.7%, 7.4% and 6.9%, respectively, of our net sales for the third quarter of 2002.

For the first nine months of 2003, net sales increased $98.1 million, or 22.4%, to $536.0 million, compared to $437.9 million for the first nine months of 2002, primarily due to the acquisition of 62 BoatU.S. stores from Boat America Corporation and increases in net sales at West Marine stores. Stores’ net sales were $460.7 million for the first nine months of 2003, an increase of $89.5 million, or 24.1%, compared to the $371.2 million recorded for the same period a year ago. Net sales in new stores opened since the first nine months of 2002, including the 62 BoatU.S. stores and remodeled stores not included in comparable sales, were $94.0 million. Net sales from comparable stores for the first nine months of 2003 decreased 3.6%, or $12.5 million. Wholesale (Port Supply) sales increased by $2.1 million, or 6.0%, to $37.1 million for the first nine months of 2003 from $35.0 million for the same period a year ago. Catalog (including Internet) sales increased by $6.5 million, or 20.4%, to $38.2 million for the first nine months of 2003, compared to $31.7 million for the same period last year. Stores, Wholesale (Port Supply) and Catalog (including Internet) sales represented 86.0%, 6.9% and 7.1%, respectively, of our net sales for the first nine months of 2003, compared to 84.8%, 8.0% and 7.2%, respectively, of our net sales for the first nine months of 2002.

Our gross profit increased by $11.9 million, or 25.9%, to $57.8 million for the third quarter of 2003, compared to $45.9 million for the third quarter of 2002. Gross profit margin was 30.1% of net sales in the third quarter of 2003, compared to 30.5% in the same period a year ago. Gross profit as a percentage of sales decreased for the third quarter of 2003 compared to the prior year primarily because of increased occupancy costs, partly offset by a more profitable product mix and lower product costs, as well as lower distribution costs. Our gross profit was $168.8 million for the first nine months of 2003, an increase of $32.4 million, or 23.8%, compared to gross profit of $136.4 million for the same period a year ago. Gross profit margin was 31.5% of net sales for the first nine months of 2003, compared to 31.1% in the same period last year. Gross profit as a percentage of sales increased for the first nine months of 2003 compared to the prior year primarily because of a more profitable product mix and lower product costs, partly offset by higher occupancy costs.

Selling, general and administrative expenses increased by $9.3 million, or 27.4%, to $43.1 million for the third quarter of 2003 compared to $33.8 million for the same period last year. Selling, general and administrative expenses represented 22.4% of net sales for the third quarters of both 2003 and 2002. For the first nine months of 2003, selling, general and administrative expenses increased by $26.1 million, or 26.1%, to $126.1 million compared to $100.0 million for the first nine months last year. During the first nine months of 2003 we incurred $0.9 million in costs related to the integration of the operations acquired from Boat America Corporation. Selling, general and administrative expenses represented 23.5% of net sales for the first nine months of 2003 compared to 22.8% for the same period a year ago. The increase in selling, general and administrative expenses for both the third quarter and the first nine months of 2003 is primarily due to operating costs for new stores opened this year, including the 62 BoatU.S. stores acquired from Boat America Corporation.

Interest expense was $1.5 million in the third quarter of 2003, an increase of $0.8 million from $0.7 million for the same period a year ago. For the first nine months of 2003, interest expense increased by $4.3 million, to $7.1 million from $2.8 million. The increase in interest expense for both the third quarter and the first nine months of 2003 is primarily due to financing for the acquisition of the Boat America operations.

Liquidity and Capital Resources

During the first nine months of 2003, our primary sources of liquidity were $137.2 million from bank borrowings, $25.9 million from operating activities and $6.1 million in proceeds from the exercise of stock options. Our primary uses of cash were related to the acquisition of Boat America’s retail operations, described under “Investing Activities” below, and capital expenditures for new and remodeled stores.

Operating Activities

During the first nine months of 2003, net cash provided by operating activities consisted primarily of net income, excluding depreciation and amortization, of $39.5 million. This was partially offset by increases in inventories of $16.2 million, which does not include $50.7 million of inventory acquired with the purchase of the Boat America operations. The inventory increase reflects stocking of merchandise at new stores and our commitment to increasing fill rates, which management believes enhances sales.

Investing Activities

Our primary recurring cash requirements are related to capital expenditures for new stores and remodeling existing stores, including leasehold improvement costs, fixtures and information systems enhancements and merchandise inventory for stores. During the first nine months of 2003, we spent $19.3 million for capital expenditures, which does not include $6.7 million for property and equipment acquired with the purchase of the Boat America operations. We expect to spend from $26.0 million to $27.0 million on capital expenditures during 2003, mainly for new stores. We intend to pay for our expansion through cash generated from operations and bank borrowings.

On January 14, 2003, West Marine Products, Inc., a subsidiary of West Marine, Inc., acquired the retail stores, catalog and wholesale operations of Boat America Corporation for $71.2 million in cash plus the assumption of approximately $11.2 million in liabilities. We spent approximately $2.8 million for acquisition-related costs, as well as $1.9 million to extinguish debt and $0.9 million for integration-related costs. The acquisition of Boat America’s retail operations added 62 store locations, as well as Boat America’s catalog and wholesale sales channels, to our current operations. Under the terms of the agreement, we promote services offered by Boat America and memberships in the Boat Owners Association of the United States (an affiliate of Boat America which was not acquired) at each of our stores, while Boat America and the Boat Owners Association will exclusively promote our boating equipment to the Boat Owners Association members.

Financing Activities

In 2003, we entered into a $185.0 million credit line, which expires on January 14, 2006. Under the terms of the agreement, on June 15, 2003 the credit facility was reduced to $175.0 million. On September 26, 2003, we amended the credit agreement, raising the maximum borrowing amount from $175.0 million to $180.0 million beginning on January 15, 2004. Under terms of the amended agreement, the maximum borrowing amount will be permanently reduced to $175.0 million on May 16, 2004.

At the end of the third quarter of 2003, borrowings under the credit line were $118.2 million, bearing interest at rates ranging from 3.6% to 5.5%, and an additional $52.6 million was available for borrowing. The credit line is guaranteed by West Marine and its subsidiaries and is secured by substantially all of the assets of West Marine and its subsidiaries. The credit line includes a $20.0 million sub-facility for standby and commercial letters of credit, of which up to $15.0 million is available for the issuance of commercial letters of credit and up to $5.0 million is available for standby letters of credit. The credit line also includes a sub-limit of up to $10.0 million for same day advances.

Depending on our election at the time of borrowing, the line bears interest at either (a) the higher of (i) the bank’s prime rate plus 1.25% or (ii) the federal funds rate plus 1.75% or (b) LIBOR plus 2.50%. Upon receipt by the bank of our financial statements for the third quarter of 2003, these rates may be adjusted based upon certain financial ratios for the period.

The credit line contains various covenants which require us to maintain certain financial ratios, including debt service coverage, debt to earnings and current ratios. The covenants also require us to maintain minimum levels of net worth and place limitations on the levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures. We were in compliance with all of these covenants at September 27, 2003.

At the end of the third quarter of 2003, we had $4.04 million of outstanding standby letters of credit and $0.2 million of outstanding commercial letters of credit.

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

Internet Address and Access to SEC Filings

Our Internet address is www.westmarine.com. West Marine’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, can be accessed in the “About West Marine” section of our website as well as through www.sec.gov.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our 2002 Annual Report on Form 10-K.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of West Marine (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 27, 2003, that West Marine’s disclosure controls and procedures are effective to ensure that information required to be disclosed by West Marine in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by West Marine in such reports is accumulated and communicated to West Marine’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in West Marine’s internal control over financial reporting that occurred during the quarter ended September 27, 2003 that have materially affected, or are reasonably likely to materially affect, West Marine’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1		Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

3.2		Bylaws (incorporated by reference to Exhibit 3.2 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1		Amendment Number 3, dated as of September 26, 2003, to Credit Agreement, dated as of January 14,2003, by and among West Marine Finance Company, Inc., as Borrower, the Lenders Named Therein, Wells Fargo Bank, National Association, as Administrative Agent and Arranger, and Union Bank of California, N.A., as Syndication Agent.

10.2	*	First Amendment to Executive Termination Compensation Agreement

15.1		Letter regarding Unaudited Interim Financial Information.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

(b)	Reports on Form 8-K filed during the quarter ended September 27, 2003:

On July 17, 2003, we filed a current report on Form 8-K furnishing under Item 12 thereof the press release announcing the financial results for our second quarter ended June 28, 2003 and the press release announcing our net sales for the period ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2003	WEST MARINE, INC.

	By:	/s/ John H. Edmondson
John H. Edmondson
President and Chief Executive Officer

	By:	/s/ Eric S. Nelson
Eric S. Nelson
Senior Vice President, Finance and Chief Financial Officer