Form 10-K
period 2004-01-03
WEST MARINE INC
filed 2004-03-18
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

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

At June 27, 2003 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $223,362,007 based upon the last sale price reported for such date on The Nasdaq National Market. At March 5, 2004, the number of shares outstanding of the registrant’s Common Stock was 20,635,306.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

WEST MARINE, INC.

2003 FORM 10-K ANNUAL REPORT

PRELIMINARY NOTE

This annual report on Form 10-K is for the year ended January 3, 2004. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the Securities and Exchange Commission in the future automatically will update and supersede information contained in this annual report.

The information contained in this report is based upon information available to us as of January 3, 2004, unless otherwise specified. We undertake no obligation (other than that required by law) to publicly update or revise any disclosures contained in this report, whether as a result of new information, future events or otherwise. Website references throughout this report are for information only, and the content of these websites is not incorporated by reference and should not otherwise be considered a part of this report.

PART I

ITEM 1 - BUSINESS

General

West Marine is the largest boating supplies company in the world. As more fully described below, in January 2003 we acquired 62 BoatU.S. stores. Retail operations, which generate approximately 86% of our net sales, are conducted under two brand names – West Marine and BoatU.S. At year-end 2003, we had a total of 345 stores, of which 283 were West Marine locations and 62 were BoatU.S. locations. Geographically, our stores are located in 38 states, Puerto Rico and Canada. Net sales in 2003 were $660.9 million, including sales from BoatU.S. retail operations since being acquired in January.

Our Port Supply wholesale division, representing approximately 7% of our net sales, is the largest wholesale distributor of marine equipment in the United States, serving boat manufacturers, marine services, commercial vessel operators and government agencies. Our Direct Sales division, which includes Catalog and Internet, accounted for the remaining 7% of our net sales and offers customers all over the world more than 50,000 products – far more than any competitor.

We opened 27 new stores in 2003, of which 26 carry the West Marine name and one is a BoatU.S. location. Twelve of these new stores are in the streamlined West Marine Express store format. In 2003 we also launched a 25,000 square foot West Marine “superstore” in Ft. Lauderdale, Florida.

West Marine has three distribution centers: Rock Hill, South Carolina; Hollister, California; and Hagerstown, Maryland, which joined us when West Marine acquired the BoatU.S. retail operations in early 2003.

By far the most important event in the past year was the successful integration of the BoatU.S. retail operations, which we accomplished on schedule and within budget. Also noteworthy for 2003, enrollment in our free West Advantage customer loyalty program reached almost 1.8 million members, with another 555,000 participating in paid membership programs under the West Advantage Plus and BoatU.S. names.

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

All references to 2003, 2002 and 2001 in this report refer to our fiscal years ended on January 3, 2004, December 28, 2002, and December 29, 2001, respectively. Fiscal year 2003 was a 53-week year while both 2002 and 2001 were 52-week years.

Business Strategy

Our business strategy is to offer an extensive selection of high-quality marine supplies and apparel to the recreational aftermarket for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment, emphasizing customer service and technical assistance. Approximately 80% of our associates with customer contact participate in West Marine’s voluntary technical training program, with more that 15% achieving the highest certification level.

We pursue a growth strategy through geographic diversification. Our planned expansion is subject to a number of factors, including the adequacy of our capital resources, as well as our ability to locate suitable store sites and to negotiate acceptable lease terms, our ability to hire, train and integrate associates, and our ability to adapt our distribution and other operational systems.

In January 2003, we acquired the retail stores, catalog sales and wholesale operations of Boat America Corporation for $72 million in cash and the assumption of certain liabilities. The acquisition provided us with greater operating flexibility and allowed us to achieve synergistic cost savings by immediately expanding our store base. Geographically, the acquisition enhanced our presence in most major boating markets within the United States and allows us to better compete in the marine products aftermarket.

Historically, West Marine and Boat America have maintained different images with their customers. While West Marine’s brand name has long been associated with sail-boating as well as power-boating, many boaters have perceived Boat America’s tradename, BoatU.S., as synonymous with power-boating. Therefore, currently we plan to continue to operate the acquired stores and Direct Sales under the BoatU.S. tradename to capitalize on the brand loyalty of Boat America customers and to foster cross-selling and cross-marketing opportunities.

Stores Division

West Marine operated 345 retail stores in 38 states, Puerto Rico and Canada as of January 3, 2004, compared to 257 stores as of December 28, 2002. Sixty-two of our stores operate under the BoatU.S. name, and the remaining stores are West Marine locations.

Since opening our first store in 1975, we have grown through internal expansion and acquisitions. The following table sets forth, by geographic region, the number of stores open at the end of each of the following years:

	2003	2002	2001	2000	1999
West Coast (including Canada)	80	67	56	56	55
Northeast	141	103	102	97	97
Southeast (including Puerto Rico)	124	87	82	80	75

Total	345	257	240	233	227

To facilitate deeper market penetration, we are testing both larger “superstore” and smaller “Express” store formats. To date, both of these new store formats have been successful, and we will continue to test them in different locations. Our superstores measure approximately 25,000 to 30,000 square feet, with a broader assortment of merchandise than that of a typical store. We are testing the superstore format in the key markets of Southern California and Florida. At year-end 2003, we operated two superstores, one in Ft. Lauderdale, Florida and one in Marina Del Rey, California. Our Marina Del Rey superstore is actually two stores that, when combined, are equivalent to a superstore for the location. We are expanding our San Diego, California store into a superstore, which we expect to launch in mid-2004.

During 2003, we opened twelve smaller format Express stores. Each Express store is approximately 2,500 square feet, compared to approximately 6,000 to 8,000 square feet for a traditional store. Express stores stock a limited range of products, mostly high-demand items, but can be serviced quickly by a nearby larger store with a more extensive product range or by a warehouse.

During 2003, we opened 15 new traditional stores, including two stores in Canada and one in Puerto Rico. We also remodeled six stores and closed one store during the year. We originally intended to open 45 stores in 2003, but the acquisition of 62 stores from Boat America caused us to reconsider our plans and scale back the number of new store additions for the year. During 2004, we plan to open a total of approximately 35 new stores, consisting of approximately 20 Express stores, with the remainder being traditional format stores located in higher volume U.S. coastal markets. We plan to remodel six existing stores during 2004, including the expansion of our San Diego store into a superstore.

Wholesale Division

Port Supply, our wholesale division, was created to expand our market share across a broader customer base and to leverage our purchasing and distribution efficiencies. Our broad retail assortment gives Port Supply an advantage in serving wholesale customers looking for a larger assortment of products than that carried by typical distributors. We serve the wholesale market through 36 commissioned sales associates, our retail stores, our call center and our website.

We distributed marine supplies to over 20,000 wholesale customers in 2003, both domestic and international. Our wholesale customers include businesses involved in boat sales, boat building, boat repair, yacht chartering and commissioning, and marine supply retailers who resell our merchandise. In addition, Port Supply sells to government and industrial customers who use marine-related products.

During 2003, Port Supply converted over 2,500 wholesale division customers acquired from Boat America to West Marine Port Supply accounts. We plan to specifically target this new customer base as one of our 2004 sales initiatives.

Port Supply’s website, www.portsupply.com, is one of the leading business-to-business websites in the marine industry. In 2003 we saw an increased number of customers using our website because of its convenience and its wealth of technical information. We expect this trend to continue in 2004.

In 2004 we plan to grow sales to both new and existing customers and expand our wholesale market share through a comprehensive marketing plan that includes direct mail, email advertising, trade advertising, specialty programs, new business promotions and sales commission incentives.

Direct Sales Division

We process catalog orders at our Watsonville, California and Largo, Florida call centers for fulfillment by one of our three distribution facilities. We plan to distribute, by direct mail and through our stores, over one million copies of our annual merchandise catalog during the first quarter. We design and produce our catalogs at our support center in Watsonville, California utilizing a desktop publishing system. We expanded the BoatU.S. annual catalog by one-third. In addition, we mail smaller, seasonal, full-color catalogs and flyers during the year. Our catalogs and our websites also provide customers with important technical information about our products. This enables us to make both pricing and product changes until shortly before the catalogs are printed. Customer surveys show that our catalogs and our websites also serve as effective marketing and advertising tools for our retail stores.

Our Direct Sales division, formerly called Catalog, will continue to focus on exposing customers to the full range of our product assortment, providing in-depth technical information and assisting with product selection. During 2003, we consolidated our wholesale, retail and special orders call center activities to maximize efficiency and reduce costs. Due to the integration of the BoatU.S. Largo, Florida call center, we also focused on customer service training and implemented systems that automatically route calls to the optimum call center location. During 2004, the Direct Sales division will pursue new customers through targeted marketing campaigns.

Our Direct Sales division websites, www.westmarine.com and www.boatus-store.com, address the growing significance of e-commerce in the marketplace by targeting all segments of boat enthusiasts. Both websites are continuously updated with product, pricing and stocking changes, and both include online product advisors, technical information, consumer product reviews, news, feature stories and other information of interest to boaters. Customers may also get information regarding boat insurance and towing services, apply for boat financing and access membership program information through our websites.

Foreign Sales

We have four stores located in Canada and two stores located in Puerto Rico. We also sell our products in foreign countries through the West Marine catalog and the West Marine website. For each of the years ended 2003, 2002 and 2001, sales outside of the United States represented less than 4% of our net sales.

Merchandising

The merchandise that we sell can be divided into four general categories:

Maintenance. Maintenance products include engine and plumbing parts, paint and electrical supplies. Maintenance products represent the largest share of our sales and tend to have relatively high gross margins. Sales volumes in this category are relatively stable from year to year, since maintenance items are considered a necessity for boat owners. Over the past several years, satisfaction with the quality of our private label products in this category, including such high volume items as batteries, bottom paint and boat cleaning products, has resulted in a loyal base of repeat customers.

Safety. Safety is our second largest category in sales volume, but it is also our category lowest in gross margin. Besides items like life jackets, flares, harnesses and first aid kits, the Safety category also includes electronics products such as global positioning navigational systems, ship-to-shore radios, marine stereos, autopilots, fish finders and radars. We also offer private label VHF radios and other electronics equipment. Private label products and items that we co-brand with manufacturers represent a significant portion of sales in this category. During 2004, we will focus on expanding the electronic navigation and software areas, which show high growth potential.

Hardware. Our focus is on basic marine hardware, where we dominate the market for projects and applications. Hardware products include items like rope, chain, anchors, trailers and deck hardware. Like Maintenance, products in this category tend to produce relatively high gross margins and are considered by boat owners to be more of a necessity than a discretionary purchase.

Powerboat and Lifestyle. This broad category includes fishing and watersports products, small boats and motors, items for the cabin and galley, gift items, footwear and apparel. We substantially increased the number of fishing and watersports products we carry in 2003 and intend to continue to expand these categories in 2004 with more private label products. We also feature a broad selection of high-quality boating apparel and footwear including well-known brands. We also offer a wide selection of foul weather gear, shirts, shorts, jackets, hats, boots and other apparel, a large portion of which are private label.

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

Our policy is to offer our products at prices that are competitive with prices charged by other national and regional marine supply specialty retailers. Our commitment to offering competitive prices is supported by our price protection program where we will either match a competitor’s price or refund the difference between our price and the competitor’s price. Our merchandising group sets prices centrally. Store managers, however, are responsible for assessing the local market and recommending competitive price changes. We believe that our competitive pricing policies, together with our price protection program, are important factors in establishing and maintaining a favorable reputation among our customers.

Sourcing and Purchasing

We purchased merchandise from more than 1,400 vendors during 2003 and realized significant savings through quantity purchases, advance deliveries and direct shipments. We offer many brands that are well known to our customers. In 2003, no one vendor accounted for more than 11% of our merchandise purchases, and our 20 largest vendors accounted for approximately 41% of our merchandise purchases. Generally we purchase merchandise from our suppliers on an order-by-order basis and we have a limited number of long-term purchase contracts or other contractual assurances of continued supply or pricing.

We strive to maintain strong relationships with our vendors. Our buyers meet regularly with major vendors to stay abreast of new products, new technology and new pricing. In addition, we conduct an annual program at which key vendors are encouraged to discuss their business and their relationship with West Marine with our key executives and buyers. We work closely with our vendors, frequently sharing information regarding market research, our sales performance and our mutual goals. We also share forecasts regularly with our top 150 vendors, collaborating closely for optimal fulfillment.

During 2004, we plan to increase our offerings of high-end private label and exclusive merchandise. Our private label merchandise, which we sell under the “West Marine” and “Seafit” brand names, is manufactured to our specifications on a contract basis in the United States, Europe and the Pacific Rim, and typically has higher gross margins than comparable brand name merchandise. In many cases, our private label merchandise is considered by boaters to be the best such product available. We have a limited number of long-term contracts with our manufacturing sources, and we compete with other companies for production facilities and import quota capacity.

Our Senior Vice President/General Merchandise Manager is responsible for the selection of vendors and products for our merchandise. This executive supervises our buyers, who are responsible for judging the quality and arranging delivery of specific product categories, including the manufacture of private label merchandise. Our Senior Vice President of Merchandise Planning and Allocation is responsible for purchasing and for managing inventory levels in the distribution facilities and the stores while minimizing in-store out-of-stocks. Merchandise planners are assisted by a management information system that provides current inventory balance, price and usage information and that recommends purchase quantities, enabling our managers to react quickly to market changes and customer demand.

Customer Service

We are committed to achieving “better than expected” customer satisfaction to encourage repeat business. In order to motivate responsive, well-trained sales associates, we devote significant resources to developing and implementing employee training programs aimed at increasing product knowledge and responsiveness to customer needs. In addition, we provide a price-protection program, special order capabilities and a “no hassle” satisfaction guarantee that permits customers who are not completely satisfied to return an item for exchange, credit or refund. To educate customers on the latest developments in boating and product offerings, we facilitate classes and offer seminars. We also include an array of informative “West Advisor” sections in our catalogs and on our website. Most store managers are drawn from our sales associates and are avid boating enthusiasts.

Our annual merchandise catalogs provide technical information relating to various boating subjects, thereby providing customers with a higher degree of product knowledge. We place great emphasis on new hire training, on-the-job training, additional self-paced training and field tests to help ensure that sales associates are familiar with the technical elements of our product offerings.

In order to provide customers with easy access to factory authorized repair service, we maintain in-house service centers at our facilities in Hollister, California and Rock Hill, South Carolina. Based upon information received from our customers, both in multiple focus groups conducted by an independent research firm and from our “How Are We Doing” cards at retail stores, we believe we have established a reputation for excellent customer service.

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

Our stores are generally located either near boat marinas or at central locations readily accessible to boaters. Stores are typically open seven days a week, including most holidays. Most stores have large, readily identifiable signage, easy access from major roads and adequate customer parking. While our traditional stores are approximately 6,000 to 8,000 square feet in size, our Express stores are approximately 2,500 square feet and our superstores range from approximately 25,000 to 30,000 square feet.

The format of our stores depends on the size of the store and the buying patterns of the local markets. Merchandise is displayed in functional product groupings clearly identified by signs hanging in each aisle. The layout of the store is designed to expose each customer to a large portion of the store’s product offerings and to stimulate customer purchases. Eye-catching end-cap displays feature new product offerings or promotional items or focus on a particular product category, such as safety equipment. Our brightly lit, well-organized stores are designed to provide a pleasant and convenient shopping environment.

Store Operations

All of our stores are segregated into three geographic regions with a regional manager responsible for each. Regional Vice Presidents report to the Senior Vice President of Stores. Each region is separated into districts, each with a District Manager responsible for store operations within his or her district. Our District Managers visit the stores within their districts frequently in order to monitor operating performance and to determine compliance with our operating standards. The typical staff for our stores consists of one Store Manager, an Assistant Store Manager and between four and twenty full-time and part-time sales associates. Store Managers make hiring decisions and monitor and respond to local competitive forces and seasonal requirements.

Store Managers and District Managers participate in an incentive plan that ties compensation awards to the achievement of specific store performance goals. We advocate broad-based participation in our stock purchase plans, and most associates are eligible to receive stock option grants.

During 2003, West Marine held a private “boating equipment show” featuring more than 80 of the industry’s most prominent vendors, exclusively for more than 400 of our key associates. This innovative training session is a powerful opportunity for vendors to provide store managers with product information. The equipment show is just one aspect of “West Marine University,” an intensive training program for store managers now in its 19th year. In addition to the equipment show, managers participate in classroom sessions and role-playing exercises and have the opportunity to hear from keynote speakers on subjects ranging from sales and management techniques to current marine industry topics.

See Note 10 of the Notes to Consolidated Financial Statements set forth in “Item 8 — Financial Statements and Supplementary Data” for certain financial information regarding the Stores business segment.

Logistics

We operate three full-service distribution centers in support of our supply chain network. We expanded the West Coast distribution center, located in Hollister, California, by nearly 50% during 2003, to 240,000 square feet, in order to accommodate future sales growth in the western United States. The Rock Hill, South Carolina distribution center measures 472,000 square feet. During 2003, in connection with our purchase of certain operations of Boat America, we acquired a third distribution center, a 287,000 square foot facility located in Hagerstown, Maryland.

Vendors ship product to one of the distribution centers, where merchandise is inspected, verified against the original purchase order, packaged and assembled for shipment to stores and customers. Distribution centers utilize advanced material handling technology as well as radio frequency communications to enable real-time management of inventory and production efforts. We use several domestic and international transportation methods, including ground and air freight, as well as company-owned trucks and vans. An inventory purchasing system tracks stock levels for each item in each distribution center. Most store inventories are replenished once each week. During peak seasonal periods, however, many stores receive a second weekly replenishment. Large volume stores may receive multiple shipments each week throughout the year.

During 2003, a number of productivity-enhancing initiatives were implemented in our distribution centers, such as increased direct to store deliveries, which have reduced costs while enhancing fill rates. Several new productivity initiatives are planned for 2004 under our continuous improvement strategy, including engineered standards programs and performance-based pay incentives in the distribution centers.

Information Systems

We use automated business systems that provide our management with advanced tools and daily information on sales, gross margins and inventory levels. We utilize an integrated software system that runs on multiple IBM iSeries computers. This system has been designed to support all aspects of the business sales units, including Stores, Direct Sales (catalog and Internet) and Port Supply, with emphasis on improved productivity and reduced costs. Specific programs have focused on the accuracy and safety of data and materials. All purchasing functions, including planning, are fully integrated and provide a high level of automatic replenishment to our stores. This is further enhanced by our implementation of an Electronic Data Interchange network with our key vendors. By using the Electronic Data Interchange solution to share information electronically, we are able to generate savings, increase efficiency and better manage inventories.

Each of our stores is linked to our support headquarters through a dedicated frame relay network that provides access to up-to-the-minute information and bi-directional communication for voice, inventory, pricing, credit card approval, sales and customer service functions. The point-of-sale system keeps a record, updated daily, of each merchandise item from receipt to sale.

We believe that the systems we use provide a competitive advantage and enable us to continually improve customer service, operational efficiency and provide our management with the ability to monitor critical performance factors.

Marketing

Our overall marketing objective is to communicate the attributes of our brand while creating a compelling “value equation” for our customers. We position our brands to stand for superior selection, friendly and knowledgeable service, competitive prices and shopping convenience.

We market our products and services through direct mail catalogs and flyers, email, space advertisements in boating specialty publications, cable television, newspapers and on the Internet.

We also participate in a number of boat shows and sponsor a number of boating-related events each year, ranging from sailing regattas and fishing derbies to waterway clean-up and environmental-quality campaigns. We also sponsor the biennial West Marine Pacific Cup race from San Francisco to Oahu, as well as a series of youth regattas held annually around the country. These events are designed to encourage participation in boating and increase the number of people enjoying the boating lifestyle, while promoting environmental responsibility.

During 2003 our free customer loyalty program, West Advantage, reached over 1.8 million members, while participation in our paid membership programs, under the West Advantage Plus and BoatU.S. names, reached another half million boaters. These programs are the largest boating membership programs in the United States. We continue to promote our private-label credit card which features extended payment options.

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

Associates

As of February 28, 2004, we had 4,326 associates, of whom 2,151 were full-time and 2,175 were part-time or temporary. A significant number of temporary associates are hired during our peak selling seasons.

Available Information

West Marine’s Internet address is www.westmarine.com. We make available, free of charge through the “Investor Relations” portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
John H. Edmondson	59	Chief Executive Officer
Richard E Everett	50	President and Chief Operating Officer
Eric S. Nelson	47	Senior Vice President, Chief Financial Officer and Secretary

John H. Edmondson has served as Chief Executive Officer of West Marine since November 1998 and also served as President from November 1998 through August 2003. Mr. Edmondson was also elected a director of West Marine in November 1998. From 1992 to November 1998, Mr. Edmondson served initially as Corporate Chief Operating Officer, and then as President and Chief Executive Officer, of World Duty Free Americas, Inc., a duty free retailer. Prior to joining World Duty Free Americas, Mr. Edmondson was General Manager of Marriott’s Host Airport Merchandise and its Sports and Entertainment division. Mr. Edmondson began his career with Allied Stores’ Maas Bros./Jordan Marsh in 1965 and has held various senior management positions with several retailers.

Richard E Everett was promoted to President of West Marine in August 2003 while continuing as Chief Operating Officer, a position he has held since 1995. He has served as a director of West Marine since 1994. Mr. Everett currently oversees Merchandising, Marketing, Replenishment, Real Estate and Visual Merchandising. From 2001 to 2002, Mr. Everett served as President of Retail, which included the Stores and worldwide Catalog & Internet divisions. From 1998 to 2001, Mr. Everett was President of Stores, directing the day-to-day operations and expansion of West Marine’s nationwide retail store network. From 1996 to 1998, he served as Executive Vice President and has held various other positions since joining West Marine in 1981.

Eric S. Nelson has served as Senior Vice President of Finance, Chief Financial Officer and Secretary since May 2003. Mr. Nelson joined West Marine in March 2000 as Vice President of Finance and Controller. He served as CFO for Dental Components International from 1999 to 2000, CFO for Fluid Air Components from 1995 to 1999 and CFO for Etcetera Retail Chain Stores, Inc. from 1989 to 1994. He worked as a “troubled company” turnaround specialist from 1994 to 1995 and was an Assistant Controller with May Department Stores from 1979 to 1989.

West Marine also has adopted a code of ethics for its senior financial officers (including our principal executive officer, principal financial officer and controller). A copy of this code of ethics is available on West Marine’s website at www.westmarine.com, or a printed copy can be obtained by writing to the Secretary, West Marine, Inc., 500 Westridge Drive, Watsonville, California 95076. Any amendments to this code of ethics, as well as any waivers that are required to be disclosed under the rules of the Securities and Exchange Commission or the Nasdaq Stock Market, will be posted on West Marine’s website.

ITEM 2 – PROPERTIES

Our executive offices and support center are located in a 90,000 square foot facility in Watsonville, California, which we occupy under a lease that expires in 2006. We operate a 240,000 square foot distribution center located in Hollister, California, under a lease that expires in 2011, a 472,000 square foot distribution center located in Rock Hill, South Carolina, under a lease that expires in 2007, a 287,000 square foot distribution center located in Hagerstown, Maryland, under a lease that expires in 2006, and a 7,000 square foot call center for processing catalog and Internet orders located in Largo, Florida, under a lease that expires in January 2005.

At January 3, 2004, our 345 stores included an aggregate of approximately 2.7 million square feet of space. All of our stores except three are leased, typically for a five-year term, with options to renew for additional terms. In most cases, we pay a fixed rent. Substantially all of the leases require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
High	$17.72	$19.01	$23.94	$27.50
Low	$13.69	$14.91	$17.50	$18.92
2002
High	$21.20	$23.99	$13.58	$16.34
Low	$14.69	$12.76	$9.57	$11.71

As of March 5, 2004, there were approximately 6,611 holders of record of our common stock and the last sale price reported on the Nasdaq National Market was $31.28 per share.

West Marine has not paid any cash dividends on its common stock, and we do not anticipate doing so in the foreseeable future.

ITEM 6 – SELECTED CONSOLIDATED FINANCIAL DATA

The following selected historical consolidated financial data for each of the five years in the period ended January 3, 2004 has been derived from and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Financial Statements and Supplementary Data and notes thereto in Item 8.

(in thousands, except per share and operating data)	2003		2002	2001	2000		1999
Consolidated Income Statement Data:
Net sales	$660,936		$530,588	$512,873	$508,364		$491,905
Income from operations	41,286	(2)	34,813	28,039	18,266	(1)	20,395
Income before income taxes	32,403	(3)	31,253	23,193	12,304	(1)	14,765
Net income	20,090	(3)	18,908	13,917	7,391	(1)	8,711
Net income per share:
Basic	$1.02	(3)	$1.00	$0.79	$0.43	(1)	$0.51
Diluted	$0.99	(3)	$0.97	$0.77	$0.42	(1)	$0.50

Consolidated Balance Sheet Data:
Working capital	$250,054		$167,938	$144,398	$129,255		$130,539
Total assets	493,258		358,487	320,809	307,782		286,860
Long-term debt, net of current portion	128,851		48,731	59,426	66,500		71,843
Operating Data:
Stores open at year-end	345		257	240	233		227
Comparable stores net sales increase (decrease)(4)	(2.5	)%(5)	0.9%	(0.2)%	2.3%		1.8%

(1)	Includes a $2.4 million pre-tax charge for costs related to uncollectible vendor receivables. The impact of this charge represents $0.08 per basic and diluted share.
(2)	Includes a $0.9 million pre-tax charge for integration costs associated with the Boat America acquisition.
(3)	Includes both a $0.9 million pre-tax charge for integration costs associated with the Boat America acquisition and a $1.9 million pre-tax charge for loss on extinguishment of debt associated with the Boat America acquisition. The impact of these charges represents $0.08 per basic and diluted share.
(4)	Sales from stores that have been open at least 13 months and where selling square footage did not change by more than 40% in the previous 13 months.
(5)	Sales from the 62 BoatU.S. stores acquired in January 2003 from Boat America are not included in comparable store sales statistics.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the Financial Statements and Supplementary Data and notes thereto found in Item 8.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

The statements in this Form 10-K that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance and similar projections, as well as facts and assumptions underlying these statements or projections. You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made, and we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

Set forth below are certain important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements.

Because consumers often consider boats to be luxury items, the market is subject to changes in consumer confidence and spending habits. A slowdown in the domestic economy or an increase in interest rates may adversely affect sales volumes, as well as our ability to maintain current gross profit levels.

Our operations could be adversely affected if unseasonably cold weather, prolonged winter conditions or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters.

Our Direct Sales division has faced market share erosion in areas where either we or our competitors have opened stores. Management expects this trend to continue.

As West Marine expands into new ventures, concepts and acquisitions, such as boat services and Express stores, we face additional challenges including those related to hiring personnel and our unfamiliarity with local demographics. New markets may also have competitive conditions, consumer tastes and discretionary spending patterns that are different from our existing markets. Our acquisition of Boat America operations involves a number of risks, including reduced BoatU.S. store sales (“cannibalization”) in locations served by existing West Marine stores as we enhance service levels, gain incremental sales and increase market penetration, unanticipated costs and challenges that could result from integrating the operations and personnel of BoatU.S. into our operations and a decline in the economy that could threaten the economic assumptions of the transaction.

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

The cost of insurance has increased substantially in the past couple of years. We believe that insurance coverage is prudent for risk management and anticipate that our insurance costs will continue to increase. For certain types or levels of risk, we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant insurance, choosing instead to self-insure one or more types or levels of risk. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results.

The price of our common stock may be subject to volatile fluctuations based on general economic and market conditions and by our ability to meet analysts’ expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, stock market volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. Variations in the market price of our common stock may be the result of changes in the trading characteristics that prevail in the market for our common stock including low trading volumes, trading volume fluctuations and other similar factors. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

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

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate.

Our accounting policies are more fully described in Note 1 to the financial statements, located elsewhere in this Form 10-K. We have identified certain critical accounting policies, which are described below.

Revenue recognition. We record sales, net of estimated returns, when merchandise is purchased by customers at retail locations. When merchandise is shipped from a warehouse directly to a customer, we record sales when such merchandise is received by the customer. Return allowances, which reduce net sales by our best estimate of expected product returns, are estimated using historical experience.

Comparable store sales. We define comparable store sales as sales from stores that have been open at least 13 months and where selling square footage did not change by more than 40% in the previous 13 months. Sales from the 62 BoatU.S. stores acquired in January 2003 from Boat America will be included in comparable store sales statistics beginning in March 2004.

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

Potentially obsolete inventories are marked down based upon current levels of discontinued product and historical analysis of the liquidation of discontinued inventory below cost. The nature of our inventory is such that the risk of obsolescence is minimal.

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

Foreign currency translation. In the preparation of consolidated financial statements, the assets and liabilities of West Marine’s Canadian subsidiary are denominated in Canadian dollars and translated to U.S. dollars at the rate of exchange in effect at the balance sheet date; income and expenses are translated at average rates of exchange prevailing during the reporting period. The related translation adjustments are reflected in the other comprehensive income section of the consolidated statements of stockholders’ equity. Almost all of the revenues and expenditures of West Marine are denominated in U.S. dollars. However, foreign currency gains and losses from transactions denominated in foreign currencies, including inter-company transactions, are included in operating results and have not been significant to date.

Results of Operations

The following table sets forth certain income statement components expressed as a percent of net sales:

	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy	68.7%	69.3%	70.9%

Gross profit	31.3%	30.7%	29.1%
Selling, general and administrative expenses	25.0%	24.1%	23.6%

Income from operations	6.3%	6.6%	5.5%
Interest expense	1.4%	0.7%	1.0%

Income before income taxes	4.9%	5.9%	4.5%
Provision for income taxes	1.9%	2.3%	1.8%

Net income	3.0%	3.6%	2.7%

2003 Compared to 2002

In 2003, West Marine had net sales of $660.9 million, an increase of $130.3 million, or 24.6%, over net sales of $530.6 million in 2002. Net income was $20.1 million, or $0.99 per diluted share, in 2003 compared to net income of $18.9 million, or $0.97 per diluted share, in 2002. Fiscal 2003 was a 53-week year, compared to a 52-week year in 2002.

Net sales attributable to our Stores division increased $119.1 million, or 26.7%, to $566.1 million in 2003, mostly due to the addition of 27 new stores, which contributed $14.3 million, and 62 stores purchased from Boat America, which contributed $95.1 million to net sales growth. Other contributing sources include boat shares, tent sales and remodeled stores.

Comparable store sales are a key performance metric for our management. The war in Iraq, the soft economy, unseasonably cold and wet weather nationwide and higher fuel prices all contributed to a decrease in our comparable store sales of $10.4 million, or 2.5%, in 2003. The largest decreases were in sales of discretionary items, such as electronics, and in boating-frequency related items, such as maintenance products. Comparable store sales by region for 2003 were as follows: Southeast –1.0%; Northeast –2.8%; West Coast –4.7%. Management believes that the soft economy had a larger impact on 2003 sales in the West Coast region. During the first quarter of 2003, approximately 85 of our stores in the Northeast region were closed for up to three days due to inclement weather, adversely affecting sales. The Southeast region contributed approximately 50 percent of our total sales in 2003. Comparable store sales for 2003 are based on a similar 53-week period last year.

Port Supply sales through our distribution centers increased $2.8 million, or 6.2%, to $47.6 million in 2003, primarily as a result of increased government sales during the year. Direct Sales net sales increased $8.4 million, or 21.6%, to $47.3 million, primarily due to gains in international sales aided by favorable foreign exchange rates.

Gross profit is another key performance metric for our management. Gross profit increased $43.4 million, or 26.6%, in 2003 compared to 2002. Gross profit as a percentage of net sales increased to 31.3% in 2003 from 30.7% in 2002, primarily due to lower product costs, supply chain efficiencies and increased sales volume of higher-margin private label products compared to a decline in sales of lower-margin products, such as electronics. Management expects the upward trends in additional supply chain efficiencies and increased proportion of private label merchandise in our sales mix to continue.

Selling, general and administrative expenses increased $36.9 million, or 28.8%, in 2003, primarily due to expenses related to the operations of the 62 BoatU.S. stores acquired, including $0.9 million expended during the first quarter for incremental integration costs. Selling, general and administrative expenses, as a percentage of net sales, increased to 25.0% in 2003 from 24.1% in 2002. Non-capital expenditures incurred in preparation for the opening of new retail stores (also called pre-opening costs) are expensed as incurred. The future profitability of our company is largely dependent on our ability to increase sales and gross profit while containing selling, general and administrative expenses.

Income from operations increased $6.5 million, or 18.6%, in 2003 compared to 2002. Income from operations, as a percentage of net sales, decreased to 6.2% in 2003, from 6.6% in 2002, primarily due to increases in selling, general and administrative expenses related to the acquisition of BoatU.S. retail operations.

Interest expense increased $3.4 million, or 96.1%, in 2003 compared to 2002, primarily as a result of financing the acquisition of BoatU.S. retail operations, for which we also incurred a $1.9 million charge for extinguishment of then-existing debt.

Our 2003 income tax rate of 38% of pre-tax income decreased from 39.5% in the prior year, primarily due to an income tax benefit of approximately $0.3 million related to the recognition of state tax credits.

2002 Compared to 2001

In 2002, West Marine had net sales of $530.6 million, an increase of $17.7 million, or 3.5%, over net sales of $512.9 million in 2001. Net income was $18.9 million, or $0.97 per diluted share, in 2002 compared to net income of $13.9 million, or $0.77 per diluted share, in 2001. Both 2002 and 2001 were 52-week years.

Net sales attributable to our Stores division increased $19.3 million, or 4.5%, to $446.9 million in 2002, mostly due to the addition of 19 new stores, which contributed $12.5 million to net sales growth. Comparable store net sales increased $3.6 million, or 0.9%, in 2002. Port Supply sales through our distribution centers decreased $0.2 million, or 0.5%, to $44.8 million in 2002, primarily as a result of increased sales to Port Supply customers through retail stores. Direct Sales net sales decreased $1.4 million, or 3.4%, to $38.9 million, primarily due to the increase in the number of store locations.

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

Income from operations increased $6.8 million, or 24.2%, in 2002 compared to 2001. Income from operations, as a percentage of net sales, increased to 6.6% in 2002, from 5.5% in 2001.

Interest expense decreased $1.3 million, or 26.5%, in 2002 compared to 2001, as a result of lower average borrowings and lower interest rates.

Our 2002 income tax rate of 39.5% of pre-tax income decreased from 40.0% in the prior year, primarily due to the impact of no longer amortizing goodwill.

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores and for remodeling or relocating older stores. We may also require additional capital in the event we choose to pursue acquisition opportunities. We believe existing credit facilities and cash flows from operations will be sufficient to satisfy our liquidity needs through 2004.

Operating activities

During 2003, our primary sources of liquidity were cash flow from operations and proceeds from the exercise of stock options. Net cash provided by operations during 2003 was $22.1 million, consisting primarily of net income, excluding depreciation and amortization, of $44.5 million, $5.9 million in deferred taxes and tax benefits and a $16.0 million increase in accounts payable, offset by a $38.6 million increase in inventory and a $6.5 million increase in prepaid expenses and other assets. The inventory increase reflects the increase in the number of stores, including the acquisition of 62 stores from Boat America, as well as our commitment to increasing fill rates and advanced stocking of merchandise at stores in preparation for the peak boating season. Net cash provided by financing activities was $76.5 million, consisting primarily of $128.9 million of net borrowings under our line of credit and $8.2 million received from the exercise of stock options and the net sales of common stock pursuant to our associate stock purchase plan, offset by $16.6 million in repayment of a term loan and $40.7 million used to payoff of our former line of credit.

Capital Growth

In 2003, we spent $98.6 million on capital expenditures, including $74.5 million in cash for the acquisition of the retail stores, catalog and wholesale operations of Boat America. We expect to spend from $24 million to $26 million on capital expenditures during 2004, mainly for new stores. We intend to fund our expansion through cash generated from operations and bank borrowings.

Financing Arrangements

At the end of fiscal 2003, we had a $175.0 million credit line expiring in January 2006, and borrowings under this credit line were $128.9 million, bearing interest at rates ranging from 3.6% to 5.0%. From January 15, 2004 until May 15, 2004, the borrowing limit is raised to $180.0 million for peak seasonal inventory financing needs. The credit line is guaranteed by West Marine and its subsidiaries and is secured by a security interest in substantially all of the assets of West Marine and its subsidiaries. The credit line includes a $20.0 million sub-facility for standby and commercial letters of credit, of which up to $15.0 million is available for the issuance of commercial letters of credit and up to $5.0 million is available for standby letters of credit. The credit line also includes a sub-limit of up to $10.0 million for same day advances. At the end of 2002, borrowings under a previous credit line were $40.7 million, bearing interest at rates ranging from 2.51% to 4.25%.

Depending on our election at the time of borrowing, our credit line bears interest at either (a) the higher of (i) the bank’s prime rate plus 1.0% or (ii) the federal funds rate plus 0.5% or (b) LIBOR plus 2.5%.

The credit line contains various covenants which require us to maintain certain financial ratios, including debt service coverage, debt to earnings and current ratios. The covenants also require us to maintain minimum levels of net worth and place limitations on the levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures. As of January 3, 2004, we were in compliance with all such covenants.

At the end of 2003, we had $4.0 million of outstanding stand-by letters of credit, compared to $2.3 million at year-end 2002. At the end of 2003 and 2002, we had $1.7 million and $4.1 million, respectively, of outstanding commercial letters of credit.

For both 2003 and 2002, the weighted average interest rate on all of our outstanding borrowings was 4.9%.

Contractual obligations

Aggregated information about our unconditional contractual obligations as of January 3, 2004 is presented in the following table (dollars in thousands).

	Total	2004	2005	2006	2007	2008	After 5 years
Contractual cash obligations:
Long-term debt (1)	$128,851	$0	$0	$128,851	$0	$0	$0
Operating leases (2)	185,145	38,247	35,533	31,787	24,863	16,865	37,850
Other long-term liabilities (3)	5,764	5,764	0	0	0	0	0

Total cash contractual obligations	$319,760	$44,011	$35,533	$160,638	$24,863	$16,865	$37,850

(1)	Assumes that our long-term debt is repaid at maturity and not re-financed.
(2)	Operating leases are the only financing arrangements not reported on our consolidated balance sheets.
(3)	Other long-term liabilities consist of our outstanding commercial and standby letters of credit.

We are a party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. In addition, virtually all of our purchase commitments are cancelable by us without payment, and we have excluded such commitments, along with all associate employment commitments.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of January 3, 2004, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Seasonality

Historically, our business has been highly seasonal. In 2003, 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through July, which represents the peak months for boat buying, usage and maintenance in most of our markets. Management expects the seasonal fluctuation in net sales to become more pronounced as we continue to expand our operations.

Business Trends

The health of our business is directly related to the number of domestic boat owners and the frequency of boating activities. According to the National Marine Manufacturers Association, new boat sales increased approximately 11% in the ten years from 1993 to 2002. However, new boat sales declined in both 2001 and 2002 from a ten-year high in 2000, corresponding with general softening of the U.S. economy during the same period. This trend may continue in the future. However, management believes that the improved boat show attendance and heightened consumer confidence experienced during 2003 may indicate a coming reversal of this two-year decline.

After September 11, 2001, consumers began spending more time with family and stayed closer to home during vacation periods. We believe this trend may favor a general increase in the frequency of boating activities. Weather, however, affects boating frequency more than any other factor.

For the long-term, demographics appear to favor the boating industry through the end of the decade. According to the U.S. Census Bureau, the portion of the population aged 45 to 54, which represents a key component of boat owners and our customer base, is expected to grow significantly before peaking in 2010.

Our growth has been principally fueled by geographic expansion through the opening of new stores and the acquisition of Boat America’s retail operations in January 2003. Future net sales and profit growth, if any, will be increasingly dependent on our ability to open new profitable stores. Our Direct Sales division continues to face market share erosion in markets where either we or our competitors have opened new stores. We expect this trend to continue.

We operate in a highly competitive industry, and we expect competition to increase in the future. An increase in competition in our markets may result in pressure on our pricing policies.

Internet Address and Access to SEC Filings

Our Internet address is www.westmarine.com. Interested readers may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, in the “About West Marine” portion of our website as well as through the Securities and Exchange Commission’s website, www.sec.gov.

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

We do not undertake any specific actions to diminish our exposure to interest rate risk, and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments.

A 49 basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of approximately $0.7 million on our pretax income and cash flows over the next year, and would have an immaterial effect on the fair value of our fixed-rate financial instruments (see Note 4 to the Notes to Consolidated Financial Statements set forth in Item 8 – Financial Statements and Supplementary Data).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

West Marine, Inc.

We have audited the accompanying consolidated balance sheets of West Marine, Inc. and subsidiaries as of January 3, 2004 and December 28, 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Marine, Inc. and subsidiaries at January 3, 2004 and December 28, 2002 and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 18 , 2004

WEST MARINE, INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 3, 2004 AND DECEMBER 28, 2002

(in thousands, except share data)

	Year-End
	2003	2002
ASSETS

Current assets:
Cash	$4,737	$4,722
Trade receivables, net of allowances of $422 in 2003 and $356 in 2002	6,094	5,577
Merchandise inventories	314,021	221,248
Other current assets	23,874	16,955

Total current assets	348,726	248,502

Property and equipment, net	80,764	74,320
Goodwill	56,905	33,998
Intangibles	2,875	—
Other assets	3,988	1,667

TOTAL ASSETS	$493,258	$358,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$72,635	$47,723
Accrued expenses	22,921	20,705
Deferred current liabilities	3,480	3,510
Current portion of long-term debt	0	8,626

Total current liabilities	99,036	80,564

Long-term debt	128,851	48,731
Deferred items and other non-current obligations	11,324	7,128

Total liabilities	239,211	136,423

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 20,130,053 at January 3, 2004 and 19,270,957 at December 28, 2002	20	19
Additional paid-in capital	140,348	128,933
Accumulated other comprehensive income	508	31
Retained earnings	113,171	93,081

Total stockholders’ equity	254,047	222,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$493,258	$358,487

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	2003	2002	2001
Net sales	$660,936	$530,588	$512,873
Cost of goods sold, including buying and occupancy	454,315	367,422	363,578

Gross profit	206,621	163,166	149,295
Selling, general and administrative expense	164,426	128,353	120,285
Acquisition integration costs	909	—	—
Goodwill amortization	—	—	971

Income from operations	41,286	34,813	28,039
Interest expense	6,981	3,560	4,846
Loss on extinguishment of debt	1,902	—	—

Income before taxes	32,403	31,253	23,193
Provision for income taxes	12,313	12,345	9,276

Net income	$20,090	$18,908	$13,917

Net income per common and common equivalent share:
Basic	$1.02	$1.00	$0.79
Diluted	$0.99	$0.97	$0.77

Weighted average common and common equivalent shares outstanding:
Basic	19,716	18,816	17,722
Diluted	20,380	19,521	18,047

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Accum- ulated Stock- holders Equity	Total Compre- hensive Income
Balance at year-end, 2000	17,321,521	$17	$107,987	$60,256		$168,260
Net income				13,917		13,917	$13,917
Exercise of stock options	706,690	1	4,217			4,218
Tax benefit from exercise of stock options			962			962
Sale of common stock pursuant to associate stock purchase plan	105,941		456			456

Balance at year-end, 2001	18,134,152	18	113,622	74,173		187,813	$13,917

Net income				18,908		18,908	$18,908
Foreign currency translation adjustment					$31	31	31
Exercise of stock options	1,082,163	1	10,443			10,444
Tax benefit from exercise of stock options			4,219			4,219
Sale of common stock pursuant to associate stock purchase plan	54,642		649		—	649

Balance at year-end, 2002	19,270,957	19	128,933	93,081	31	222,064	$18,939

Net income				20,090		20,090	$20,090
Foreign currency translation adjustment					477	477	477
Exercise of stock options	792,609	1	7,299			7,300
Tax benefit from exercise of stock options			3,247			3,247
Sale of common stock pursuant to associate stock purchase plan	66,487		869		—	869

Balance at year-end, 2003	20,130,053	$20	$140,348	$113,171	$508	$254,047	$20,567

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$20,090	$18,908	$13,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,409	19,416	18,351
Provision for deferred income taxes	2,681	832	3,795
Tax benefit from exercise of stock options	3,247	4,219	962
Provision for doubtful accounts	457	288	242
Loss (gain) on asset disposals	367	40	(10)
Changes in assets and liabilities:
Accounts receivable	(765)	(873)	(1,580)
Merchandise inventories	(38,568)	(28,244)	(12,185)
Prepaid expenses and other current assets	(6,356)	(3,572)	(2,199)
Other assets	(163)	(185)	(4)
Accounts payable	16,021	8,968	(3,586)
Accrued expenses	676	4,210	779
Deferred items	—	185	(485)

Net cash provided by operating activities	22,096	24,192	17,997

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(74,487)	(843)	—
Purchases of property and equipment	(24,135)	(19,921)	(17,252)

Net cash used in investing activities	(98,622)	(20,764)	(17,252)

FINANCING ACTIVITIES:
Net borrowings (repayments) on prior line of credit	(40,731)	(2,069)	1,700
Net borrowings on new line of credit	128,851	—	—
Repayments on long-term debt	(16,626)	(8,774)	(8,729)
Payment of loan costs	(3,122)	—	—
Proceeds from sale of common stock pursuant to associate stock purchase plan	869	649	456
Proceeds from exercise of stock options	7,300	10,444	4,218

Net cash provided by (used in) financing activities	76,541	250	(2,355)

NET INCREASE (DECREASE) IN CASH	15	3,678	(1,610)

CASH AT BEGINNING OF PERIOD	4,722	1,044	2,654

CASH AT END OF PERIOD	$4,737	$4,722	$1,044

Other cash flow information:
Cash paid for interest	$6,378	$3,468	$4,968
Cash paid for income taxes	14,549	8,100	5,796

See notes to consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS – West Marine, Inc. (“West Marine” or “the Company”) is the largest specialty retailer of boating supplies and apparel in the world. The Company has three divisions - Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) - which all sell aftermarket recreational boating supplies directly to customers. At year-end 2003, West Marine offered its products through 345 stores in 38 states, Puerto Rico and Canada, through our catalog and on the Internet. The Company is also engaged, through its Port Supply division and its stores, in the wholesale distribution of products to commercial customers and other retailers.

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

YEAR-END – The Company’s fiscal year ends on the Saturday closest to December 31 based on a 52- or 53-week year. The year 2003 ended on January 3, 2004 and was a 53-week year while the years 2002 and 2001 ended on December 28, 2002 and December 29, 2001, respectively, and were both 52-week years.

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

INVENTORIES – Merchandise inventories are stated at the lower of cost or market (first-in, first-out method). Cost includes acquisition and distribution costs in order to better match net sales with these related costs.

DEFERRED CATALOG AND ADVERTISING COSTS – The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the expected net sales period, which is generally from two months to ten months. Deferred catalog costs were $0.02 million and $1.2 million at year-end 2003 and 2002, respectively. Advertising costs, which are expensed as incurred, were $19.6 million, $14.4 million and $13.6 million in 2003, 2002 and 2001, respectively.

PROPERTY AND EQUIPMENT – Property and equipment is stated at cost. Furniture and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives, usually ten years, of the improvements.

CAPITALIZED INTEREST – The Company capitalizes interest on major capital projects. During 2003, 2002 and 2001, the Company capitalized approximately $0.4 million, $0.4 million and $0.7 million, respectively.

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

GOODWILL AND OTHER INTANGIBLE ASSETS – The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” beginning December 30, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. A reconciliation for the impact of the adoption of SFAS 142 to net income and earnings per share is as follows:

	2003	2002	2001
Net income, as reported	$20,090	$18,908	$13,917
Add back: goodwill amortization, net of tax effect	—	—	583

Net income, as adjusted	$20,090	$18,908	$14,500

Basic earnings per share, as reported	$1.02	$1.00	$0.79
Add back: goodwill amortization	—	—	0.03

Basic earnings per share, as adjusted	$1.02	$1.00	$0.82

Diluted earnings per share, as reported	$0.99	$0.97	$0.77
Add back: goodwill amortization	—	—	0.03

Diluted earnings per share, as adjusted	$0.99	$0.97	$0.80

Intangibles represent the value of a marketing agreement between West Marine and BoatU.S. and are being amortized on a straight-line basis over ten years. Amortization expense for this intangible asset was $0.3 million for 2003. Accumulated amortization at the end of 2003 was $0.3 million.

	As of January 3, 2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets (in thousands)
BoatU.S. marketing agreement	$3,180	$(305)

Total	$3,180

Amortization expense for the next five years is estimated at $0.3 million per year.

The changes in the carrying amount of goodwill for the year ended January 3, 2004 are as follows (in thousands):

Total
Balance as of December 29, 2003	$33,998
Goodwill acquired during the year	22,907
Impairment losses	-0-

Balance as of January 3, 2004	$56,905

IMPAIRMENT OF LONG-LIVED ASSETS – The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, a loss equal to the difference between carrying value and the fair market value of the asset is recorded. No impairment charges were recorded during 2003, 2002 or 2001.

OTHER ASSETS – Other assets includes debt issuance costs of $2.2 million, net of accumulated amortization of $0.9 million, incurred in connection with obtaining a new credit facility, see Note 4. Debt issuance costs are amortized on a straight –line basis over the term of the credit facility as interest expense.

DEFERRED RENT – Certain of the Company’s operating leases contain predetermined fixed increases in the minimum rental rate during the lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amount charged to rent expense and the rent paid as deferred rent.

INCOME TAXES – Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is recorded to reduce deferred tax assets to the amount estimated as more likely than not to be received.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying values of cash, accounts receivable, accounts payable and long-term debt approximate their estimated fair value.

STOCK-BASED COMPENSATION – At January 3, 2004, the Company had two stock-based employee compensation plans,

which are more fully described in Note 7. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The Company’s calculations were made using the Black-Scholes option pricing model, which is more fully described in Note 7. During 2002, the Company corrected certain computational items, resulting in an adjustment to pro forma net income as reported in 2001.

	2003	2002	2001
Net income, as reported	$20,090	$18,908	$13,917
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,709)	(2,088)	(1,229)

Pro forma net income	$17,381	$16,820	$12,688

Earnings per share:
Basic – as reported	$1.02	$1.00	$0.79
Basic – pro forma	$0.88	$0.89	$0.72

Diluted – as reported	$0.99	$0.97	$0.77
Diluted – pro forma	$0.85	$0.86	$0.70

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

	2003		2002		2001
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic	19,716	$1.02	18,816	$1.00	17,722	$0.79
Effect of dilutive stock options	664	(0.03)	705	(0.03)	325	(0.02)

Diluted	20,380	$0.99	19,521	$0.97	18,047	$0.77

Excluded from the above computations of diluted net income per share were options to purchase 472,000, 1,281,000 and 1,874,000 shares of common stock for 2003, 2002 and 2001, respectively, as these shares were anti-dilutive.

DERIVATIVE INSTRUMENTS – West Marine does not purchase or hold any derivative financial instruments.

RECLASSIFICATIONS – Certain 2001 and 2002 amounts have been reclassified to conform with the 2003 presentations.

RECENT ACCOUNTING PRONOUNCEMENTS – In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) concluded in EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” that if a vendor offers a rebate that is payable only if the reseller completes a specified level of purchases, and the rebate is probable of achievement and reasonably estimable, such rebate should be recognized based on the progress made toward earning the rebate. The Company has applied this method to vendor arrangements entered into after November 21, 2002. The Company currently records such rebates upon achievement of the specified performance level. Although the Company has not yet determined the impact of adopting EITF 02-16, since most vendor agreements for 2003 were finalized prior to November 2002, the adoption of EITF 02-16 did not have a significant impact on the financial position, results of operations or cash flows of West Marine for 2003.

In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002, about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee for any guarantee issued or modified after December 31, 2002. Initial recognition and measurement provisions of this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on West Marine’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46, as amended by FIN 46R, requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The adoption of FIN 46 is required in the first quarter of 2004 and is not expected to have an impact on West Marine’s financial position, results of operations or cash flows.

NOTE 2. ACQUISITION

On January 14, 2003, West Marine Products, Inc. acquired the retail stores and a Florida catalog call center, catalog and wholesale operations of Boat America Corporation (“Boat America”). The consideration consisted of $72 million in cash, the assumption of certain liabilities and approximately $2.1 million of acquisition costs, which include investment advisory, legal and accounting fees and other third-party expenses directly related to the transaction.

At the time of the acquisition, Boat America operated 62 boating supply specialty stores under the name BoatU.S. The acquisition was made in order to increase earnings, primarily by growing store sales and gross margins without significantly raising overhead costs. The purchase price exceeded the fair value of the acquired assets because management determined that the ongoing business could easily be integrated into West Marine’s existing operations and, therefore, produce positive cashflows and contribute to earnings relatively quickly. The statement of income includes the results of the acquired operations since the date of the acquisition.

The cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Intangible assets other than goodwill – primarily trademarks – are amortized over ten years. All goodwill is assigned to the Stores operating segment and approximately $20.8 million of such goodwill is deductible for tax purposes.

The total cost of the acquisition has been allocated as follows (dollars in thousands):

Inventory	$54,059
Other current assets	835
Property and equipment	6,124
Trademarks and other intangible assets, excluding goodwill	3,180
Goodwill	22,588
Deferred taxes	1,210
Current liabilities	(11,194)
Long term liabilities	(2,713)

Fair value of assets acquired, including intangibles	$74,089

The following pro forma combined financial information presents the combined consolidated results of operations of West Marine and the acquired operations of Boat America as if the acquisition had occurred on December 29, 2001, after giving effect to certain adjustments including amortization of intangible assets, interest expense, depreciation expense and related income tax effects. No costs related to extinguishment of debt are included in the pro forma results. No adjustments have been made to recognize anticipated cost savings and synergies. The pro forma combined consolidated financial information does not necessarily reflect the results of operations that would have occurred had West Marine and the acquired operations of Boat America constituted a single entity during such periods (in thousands, except per share amounts).

	53 weeks ended January 3, 2004	52 weeks ended December 28, 2003
Net sales	$663,011	$671,405
Net income	19,547	23,623
Earnings per share – basic	$0.99	$1.26
Earnings per share – diluted	$0.96	$1.21

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at year-end 2003 and 2002 (in thousands):

	At Year-End
	2003	2002
Furniture and equipment	$53,028	$45,417
Computer equipment	87,508	75,304
Leasehold improvements	48,751	40,168
Land and building	3,716	3,106

Total, at cost	193,003	163,995
Accumulated depreciation and amortization	(112,239)	(89,675)

Total property and equipment, net	$80,764	$74,320

Depreciation and amortization expense was $23.5 million, $19.2 million and $17.2 million in 2003, 2002 and 2001, respectively.

NOTE 4: LINES OF CREDIT AND LONG–TERM DEBT

At the end of fiscal 2003, the Company had a $175.0 million credit line that expires January 14, 2006. The credit line includes a one-time seasonal increase in the aggregate commitments in the amount of $5.0 million effective from January 15, 2004 to May 15, 2004. Borrowings under this credit line were $128.9 million, bearing interest at rates ranging from 3.6% to 5.0%. The credit line includes a $20.0 million sub-facility for standby and commercial letters of credit, of which up to $15.0 million is available for the issuance of commercial letters of credit and up to $5.0 million is available for standby letters of credit. The credit line also includes a sub-limit of up to $10.0 million for same day advances.

Depending on our election at the time of borrowing, the new line bears interest at either (a) the higher of (i) the bank’s prime rate plus 1.0% or (ii) the federal funds rate plus 0.5% or (b) LIBOR plus 2.5%.

The credit line is guaranteed by West Marine and its subsidiaries and is secured by a security interest in substantially all of the assets of West Marine and its subsidiaries. The credit line also contains various covenants which require the Company to maintain certain financial ratios, including debt service coverage, debt to earnings and current ratios. The covenants also require the Company to maintain minimum levels of net worth and place limitations on the levels of certain investments. These covenants also restrict the repurchase or redemption of the Company’s common stock and payment of dividends, investments in subsidiaries and annual capital expenditures.

At the end of 2003, the Company had $4.0 million of outstanding stand-by letters of credit, compared to $2.3 million at year-end 2002. At the end of 2003 and 2002, the Company had $1.7 million and $4.1 million, respectively, of outstanding commercial letters of credit.

At the end of 2002, borrowings under a previous credit line were $40.7 million, bearing interest at rates ranging from 2.51% to 4.25%. The prior credit line and a senior guarantee note of $16.0 million were repaid in January, 2003, and included a $1.3 million prepayment fee related to the senior note incurred because the senior note carried interest at a higher rate than interest rates prevailing at the time of the repayment.

For both 2003 and 2002, the weighted average interest rate on all of our outstanding borrowings was 4.9%.

At year-end 2003 and 2002, long-term debt consisted of the following (in thousands):

	At Year-End
	2003	2002
Lines of credit	$128,851	$40,731
7.6% Note payable (repaid in January 2003)	-0-	16,000
Capital lease obligations (interest at 4.6% to 6.5%)	-0-	626

	128,851	57,357
Less current portion of long-term debt	-0-	(8,626)

	$128,851	$48,731

At year-end 2003, future minimum principal payments on long-term debt were as follows (in thousands):

2004	$-0-
2005	-0-
2006	128,851

$128,851

NOTE 5: RELATED PARTY TRANSACTIONS

The Company purchases merchandise from a supplier in which the Company’s principal stockholder is an investor and a member of the board of directors. Additionally, the principal stockholder’s brother is the president and his father is a member of the board of directors and a major stockholder of the supplier. Using comparative information, management has determined that these transactions are at terms that are favorable to the Company. The Company’s cost of sales during 2003, 2002 and 2001 included $7.9 million, $7.1 million and $6.5 million, respectively, related to purchases from such related party. Accounts payable to the supplier at year-end 2002 were $0.2 million; no amount was outstanding at year-end 2003.

The Company leases its corporate headquarters and two retail stores from three partnerships for each of which the Company’s principal stockholder serves as the general partner and substantially all of which are owned by the principal stockholder and certain members of his family (see Note 6). The Company leases a third retail store from a corporation of which certain members of the family of the Company’s principal stockholder are the President and a member of the board of directors and a major stockholder. The Company’s President is a 2.5% limited partner in one of the partnerships and a director of the Company is a 7.5% limited partner in two of the partnerships. In addition, one retail store is leased directly from the Company’s principal stockholder. Using comparative information, management has determined that these transactions are at terms that are favorable to the Company.

NOTE 6: COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment, retail stores, its distribution centers and its corporate headquarters. The Company also sublets space at various locations with both month-to-month and non-cancelable sublease agreements. The operating leases of certain stores provide for rent adjustments based on the consumer price index and contractual rent increases.

The aggregate minimum annual contractual payments and sublease income under non-cancelable leases in effect at year-end 2003 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Lease Commitments
2004	$38,292	$45	$38,247
2005	35,574	41	35,533
2006	31,793	6	31,787
2007	24,863		24,863
2008	16,865		16,865
Thereafter	37,850		37,850

Total minimum lease commitment	$185,237	$92	$184,946

The cost and related accumulated amortization of assets under capital leases aggregated $2.8 million and $1.5 million, respectively, at year-end 2002. There were no assets under capital leases at year-end 2003.

A summary of rent expense by component for 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Minimum rent	$36,310	$25,397	$23,869
Percent rent	195	169	276
Sublease income	(183)	(152)	(183)
Rent paid to related parties	1,552	1,441	1,466

Total rent	$37,874	$26,855	$25,428

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company’s financial statements taken as a whole.

NOTE 7: STOCK OPTION PLANS

Fixed Stock Option Plans

The Company’s 1990 Stock Option Plan (the “1990 Plan”) provided for options to be granted to employees and directors for the purchase of an aggregate of 2.1 million shares of common stock at prices not less than 100% of the fair market value at the date of grant. Options under this plan generally were exercisable equally over five years from the date of grant, unless otherwise provided. No additional shares are available for grant under this plan, and all outstanding options were exercised or expired during 2003.

Under the Company’s Omnibus Equity Incentive Plan (the “Plan”) 6,450,000 shares were reserved for grants to employees and directors. At year-end 2003, 943,948 shares were available for future grants.

The Plan provides for options to be granted for the purchase of West Marine’s common stock at prices not less than 50% of fair market value at the date of grant. Since inception, however, options granted under the Plan have been priced at 100% of fair market value. Options under the Plan generally are exercisable equally over five years from the date of grant, unless otherwise provided, and expire ten years after the date of grant.

With respect to the Company’s non-employee directors, options are generally granted at 100% of fair market value at the date of grant, and are generally exercisable six months after the grant date. Options awarded to our non-employee directors generally are exercisable over ten years from the date of grant. However, if a non-employee director ceases to be a director before an option becomes exercisable, then the option will terminate and be forfeited as of the date his or her services as a director terminate.

A summary of stock option transactions under the fixed stock option plans for the years 2003, 2002 and 2001 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at year-end 2000 (2,545,137 exercisable at a weighted average price of $11.86)	4,445,621	$11.34
Granted (weighted average fair value at grant date: $3.17)	709,461	4.54
Exercised	(706,690)	5.98
Canceled	(576,259)	12.19

Outstanding at year-end 2001 (2,058,343 exercisable at a weighted average price of $13.33)	3,872,133	10.94
Granted (weighted average fair value at grant date: $11.80)	802,470	17.13
Exercised	(1,082,163)	9.64
Canceled	(233,973)	13.17

Outstanding at year-end 2002 (1,432,986 exercisable at a weighted average price of $14.63)	3,358,467	12.67
Granted (weighted average fair value at grant date: $11.12)	658,281	16.04
Exercised	(792,609)	9.33
Canceled	(273,283)	14.67

Outstanding at year-end 2003 (1,127,542 exercisable at a weighted average price of $15.86)	2,950,856	$14.13

Additional information regarding options outstanding at year-end 2003 under the fixed stock option plans is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 4.375 –$ 8.625	978,972	6.28	$6.6842	413,576	$7.3989
8.750 – 16.747	857,330	8.07	14.8080	140,863	12.3283
17.303 – 34.500	1,114,554	6.21	20.1445	573,102	22.8284

$ 4.375 –$ 34.500	2,950,856	6.77	$14.1285	1,127,541	$15.8572

Associate Stock Purchase Plan

The Company has a stock purchase plan covering all eligible associates. Participants in the plan may purchase West Marine stock through regular payroll deductions. The stock is purchased on the last business day of April and October at 85% of the lower of the closing price of our common stock on the grant date or the purchase date. In 2003, 2002 and 2001, respectively, 66,487, 54,642, and 105,941 shares were issued under the plan. At the end of 2003, 333,187 shares were reserved for future issuance under the stock purchase plan.

Accounting for Stock-Based Compensation

SFAS 123 requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method of accounting for stock-based compensation as of the beginning of 1995 (see Note 1). Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: four to eight year expected life from date of grant; stock volatility of 56%, 58% and 85%, respectively, in 2003, 2002 and 2001; risk-free interest rates of 1.33% to 3.88% in 2003, 2.14% to 4.84% in 2002, and 3.08% to 4.89% in 2001; and no dividends during the expected term. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculations; accordingly, the pro forma adjustments may not be indicative of future period pro forma adjustments.

NOTE 8: INCOME TAXES

The components of the provision for income taxes for 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Currently payable:
Federal	$7,601	$10,115	$4,752
State	1,992	1,398	729
Foreign	38	—	—

Total current	9,631	11,513	5,481

Deferred:
Federal	3,150	150	3,152
State	(406)	682	643
Foreign	(62)	—	—

Total deferred	2,682	832	3,795

Total current and deferred	$12,313	$12,345	$9,276

The difference between the effective income tax rate and the statutory federal income tax rate is summarized as follows:

	2003	2002	2001
Statutory federal tax rate	35.0%	35.0%	35.0%
Non-deductible permanent items	0.3	0.3	1.4
State income taxes, net of federal tax benefit	3.2	4.3	3.8
Other	(0.5)	(0.1)	(0.2)

Effective tax rate	38.0%	39.5%	40.0%

Deferred tax assets and liabilities are determined based upon the estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Tax effects of temporary differences that give rise to significant components of deferred tax assets and (liabilities) for 2003 and 2002 are presented as follows (in thousands):

	2003	2002
Current:
Reserves	$2,408	$1,751
Deferred compensation costs	1,044	640
Prepaid expenses	(1,957)	(1,696)
Capitalized inventory costs	(6,191)	(5,647)
Other	207	500

Total current deferred tax liability	(4,489)	(4,452)

Non-current:
Deferred rent	2,065	945
Fixed assets	(8,629)	(5,846)
Intangible assets	(463)	145
Net operating loss carryforward	823	770
State tax credits	2,612	2,076
Other	(154)	(90)

Total non-current deferred tax liability	(3,746)	(2,000)

Valuation allowance	(1,603)	(1,915)

Total deferred tax liability	$(9,838)	$(8,367)

At year-end 2003 and 2002, total current deferred tax liabilities are included in “Deferred Current Liabilities” on the consolidated balance sheets. Total non-current deferred tax liabilities are included in “Deferred Items and Other Non-Current Obligations.”

At year-end 2003 for state tax purposes, the Company has net loss carryforwards of approximately $18.2 million that expire between 2004 and 2023. In addition, the Company has enterprise zone credits of $0.9 million that may be used for an indefinite period of time, and South Carolina tax credits of $1.7 million that expire between 2014 and 2018. These carryforwards are available to offset future taxable income. A valuation allowance must be provided when it is more likely than not that a deferred income tax asset will not be realized. Accordingly, these state tax credits have been reduced by $1.6 million for amounts not expected to be fully utilized.

At year-end 2003, the Company had foreign net loss carryforwards of approximately $2.3 million that expire between 2007 and 2010.

NOTE 9: EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee’s contribution up to 5% of the employee’s annual compensation, subject to statutory limitations. The Company’s contributions to the plan for 2003, 2002 and 2001 were $0.6 million, $0.5 million and $0.4 million, respectively. Plan participants may choose from an array of mutual fund investment options. The plan does not permit direct investments in West Marine stock.

During 2001, the Company’s suspended defined benefit plan was terminated and all of the assets were distributed to the plan participants in the form of annuity contracts.

The actuarial present value of the benefit obligation for 2001 is (in thousands):

	2001
Changes in Benefit Obligation:
Benefit obligation at beginning of year		$3,776
Actuarial gain		(213)
Benefits paid and annuities purchased		(3,563)

Benefit obligation at end of year	$	- 0-

Change in Plan Assets:
Fair value of plan assets at beginning of year		$3,590
Actual return on plan assets		(27)
Benefits paid and annuities purchased		(3,563)

Fair value of plan assets at end of year		$-0-

Funded status -
Accrued pension liability		$-0-

Components of Net Periodic Pension Cost:
Elimination of accrued pension liability		$(627)

Total periodic benefit		$(627)

NOTE 10: SEGMENT INFORMATION

The Company has three divisions - Stores, Direct Sales (catalog and Internet) and Port Supply (wholesale) – all of which sell aftermarket recreational boating supplies directly to customers. The customer base overlaps between the Company’s Stores and Port Supply divisions, and between its Stores and Direct Sales divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity and customer delivery.

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

	2003	2002	2001
Net sales:
Stores	$566,072	$446,922	$427,640
Other	94,864	83,666	85,233

Consolidated net sales	$660,936	$530,588	$512,873

Contribution:
Stores	$76,751	$64,790	$61,807
Other	15,838	14,418	11,625

Consolidated contribution	$92,589	$79,208	$73,432

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$92,589	$79,208	$73,432
Less:
Cost of goods sold not included in consolidated contribution	(21,444)	(24,092)	(25,220)
General and administrative expenses	(24,859)	(20,303)	(20,173)
Interest expense, net	(6,981)	(3,560)	(4,846)
Loss on extinguishment of debt	(1,902)	—	—
Income tax expense	(12,313)	(12,345)	(9,276)

Net income	$20,090	$18,908	$13,917

NOTE 11: QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share data)

	2003
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Net sales	$111,148		$232,964	$191,916	$124,908
Gross profit	29,753		81,325	57,789	37,754
Income (loss) from operations	(6,462)		34,477	14,705	(1,434)
Net income (loss)	(6,094	)(1)	19,752	8,063	(1,631)

Net income (loss) per share:
Basic	$(0.32	)(1)	$1.01	$0.41	$(0.08)
Diluted	(0.32	)(1)	0.98	0.39	(0.08)

Stock trade price:
High	$17.72		$19.01	$23.94	$27.50
Low	13.69		14.91	17.50	18.92

	2002
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Net sales	$97,166		$190,042	$150,715	$92,665
Gross profit	25,114		65,382	45,906	26,764
Income (loss) from operations	(2,941)		27,228	12,095	(1,569)
Net income (loss)	(2,436)		15,817	6,918	(1,391)

Net income (loss) per share:
Basic	$(0.13)		$0.83	$0.36	$(0.07)
Diluted	(0.13)		0.79	0.35	(0.07)

Stock trade price:
High	$21.20		$23.99	$13.58	$16.34
Low	14.69		12.76	9.57	11.71

(1)	Includes the effect of a $0.9 million pre-tax charge for integration costs associated with the Boat America acquisition and a $1.9 million pre-tax charge for loss on extinguishment of debt associated with the Boat America acquisition. The impact of these charges represents ($0.08) per basic and diluted share.

West Marine, Inc. common stock trades on the Nasdaq National Market System under the symbol WMAR.

ITEM 9 –	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of West Marine (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of January 3, 2004, that West Marine’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by West Marine in the reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by West Marine in such reports is accumulated and communicated to West Marine’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in West Marine’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See Item 1 above, for information about executive officers and related matters.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Executive Compensation.”

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information.”

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Executive Compensation.”

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Principal Accounting Firm Fees.”

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1 & 2.   Independent Auditors’ Report

Consolidated Balance Sheets as of year-end 2003 and 2002

Consolidated Statements of Income for years 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for years 2003, 2002 and 2001

Consolidated Statements of Cash Flows for years 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Quarterly Financial Data

3.	Exhibits:

See attached Exhibit Index on pages 36 – 39 of this Form 10-K.

(b) Reports on Form 8-K

None.

Exhibit Index

Exhibit Number	Exhibit

2.1	Asset Purchase Agreement, dated as of January 14, 2003, by and between Boat America Corporation and West Marine Products, Inc. (incorporated by reference to Exhibit 2.1 to West Marine’s Current Report on Form 8-K dated January 14, 2003 and filed with the Commission on January 28, 2003).

3.1	Certificate of Incorporation of West Marine, Inc., as amended.

3.2	Bylaws of West Marine, Inc., as amended.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1*	1990 Stock Option Plan and form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 and Exhibit 4.4, respectively, to West Marine’s Registration Statement on Form S-8 (Registration No. 33-72956)).

10.2	Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to West Marine’s Registration Statement on Form S-1 (Registration No. 33- 69604)).

10.3	Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.4*	Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.5*	401(k) Plan (incorporated by reference to Exhibit 10.6 to West Marine’s Registration Statement on Form S-1 (Registration No. 33- 69604)).

10.6*	Associates Stock Buying Plan, as amended through March 2002 (incorporated by reference to Exhibit 10.3 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.7	Lease Agreement, dated June 15, 1995, among John E. Van Valkenburgh, Carl D. Panattoni and West Marine Products, Inc. for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.9 to West Marine’s Annual Report on Form 10-K for the year ended December 30, 1995).

10.7.1	Addendum, dated June 3, 1996, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.10.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.7.2	First Amendment, dated March 23, 1999, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.10.2 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.7.3	Second Amendment, dated as of June 11, 2002, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.7 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.7.4	Third Amendment, dated as of April 1, 2003, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.7.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.8	Lease Agreement, dated March 11, 1997, between W/H No. 31, L.L.C. and West Marine, Inc. for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).

10.8.1	First Amendment, dated August 11, 1998, to Lease Agreement for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.8.2	Second Amendment, dated April 18, 2000, to Lease Agreement, between Cabot Industrial Properties, L.P. and West Marine, Inc., for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.2 to West Marine’s Quarterly Report on Form 10-K for the year ended December 29, 2001).

10.9	Lease Agreement, dated June 26, 1997, between Watsonville Freeholders and West Marine Products Inc. for the Watsonville, California offices and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.10	Credit Agreement, dated as of January 14, 2003, by and among West Marine Finance Company, Inc., as Borrower, the Lenders Named Therein, Wells Fargo Bank, National Association, as Administrative Agent and Arranger, and Union Bank of California, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated January 14, 2003 and filed with the Commission on January 28, 2003).

10.10.1	Amendment Number 1, dated as of February 20, 2003, to Credit Agreement by and among West Marine Finance Company, Inc., as Borrower, the Lenders Named Therein, Wells Fargo Bank, National Association, as Administrative Agent and Arranger, and Union Bank of California, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.13.1 to West Marine’s Annual Report on Form 10-K for the quarter ended December 28, 2003).

10.10.2	Amendment Number 2, dated as of April 14, 2003, to Credit Agreement by and among West Marine Finance Company, Inc., as Borrower, the Lenders Named Therein, Wells Fargo Bank, National Association, as Administrative Agent and Arranger, and Union Bank of California, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1.2 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.10.3	Amendment Number 3, dated as of September 26, 2003, to Credit Agreement by and among West Marine Finance Company, Inc., as Borrower, the Lenders Named Therein, Wells Fargo Bank, National Association, as Administrative Agent and Arranger, and Union Bank of California, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

10.10.4	Amendment Number 4, dated as of January 3, 2004, to Credit Agreement by and among West Marine Finance Company, Inc., as Borrower, the Lenders Named Therein, Wells Fargo Bank, National Association, as Administrative Agent and Arranger, and Union Bank of California, N.A., as Syndication Agent.

10.11	Guaranty Agreement, dated as of January 14, 2003, by and among each of the Guarantors Named Therein in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to West Marine’s Current Report on Form 8-K dated January 14, 2003 and filed with the Commission on January 28, 2003).

10.12	Security Agreement, dated as of January 14, 2003, by and among West Marine Finance Company, Inc., the Grantors Named Therein and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to West Marine’s Current Report on Form 8-K dated January 14, 2003 and filed with the Commission on January 28, 2003).

10.13	Security Agreement (Intellectual Property), dated as of January 14, 2003, by and among West Marine Finance Company, Inc., the Grantors Named Therein and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 to West Marine’s Current Report on Form 8-K dated January 14, 2003 and filed with the Commission on January 28, 2003).

10.14*	Executive Termination Compensation Agreement, dated August 24, 1999, between West Marine, Inc. and Richard Everett (incorporated by reference to Exhibit 10.20 to West Marine’s Annual Report on Form 10-K for the year ended January 2, 2001).

10.14.1*	First Amendment to Executive Termination Compensation Agreement, effective as of August 25, 2003, between West Marine, Inc. and Richard Everett (incorporated by reference to Exhibit 10.2 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2003).

10.15*	Executive Termination Compensation Agreement, dated January 24, 2000, between West Marine, Inc. and Russell Solt (incorporated by reference to Exhibit 10.21 to West Marine’s Annual Report on Form 10-K for the year ended January 2, 2001).

10.16*	Employment Agreement, dated March 29, 2002, between West Marine, Inc. and John Edmondson (incorporated by reference to Exhibit 10.4 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.16.1	First Amendment, dated as of February 26, 2004, between West Marine, Inc. and John Edmondson.

10.17*	Employment Agreement, dated May 1, 2002, between West Marine, Inc. and Russell Solt (incorporated by reference to Exhibit 10.5 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.17.1*	Amendment, dated September 17, 2002, to Employment Agreement, dated May 1, 2002, between West Marine, Inc. and Russell Solt (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002).

10.17.2*	Second Amendment, dated as of April 7, 2003, to Employment Agreement, dated May 1, 2002, between West Marine, Inc. and Russell Solt (incorporated by reference to Exhibit 10.5 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.18*	Letter Agreement, dated as of February 7, 2000, between West Marine, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.6 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2004	WEST MARINE, INC.

	By:	/s/ John H. Edmondson
John H. Edmondson Chief Executive Officer

Power of Attorney

West Marine, Inc. a Delaware corporation, and each person whose signature appears below, constitutes and appoints John H. Edmondson and Eric S. Nelson, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to such annual report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of West Marine, Inc. and in the capacities and on the dates indicated.

Signature Capacity

/s/ John H. Edmondson
John H. Edmondson
Chief Executive Officer and Director

/s/ Richard E Everett
Richard E Everett
President, Chief Operating Officer and Director

/s/ Eric S. Nelson
Eric S. Nelson
Senior Vice President and Chief Financial Officer

/s/ Randolph K. Repass
Randolph K. Repass
Director

/s/ Geoffrey A. Eisenberg
Geoffrey A. Eisenberg
Director

/s/ David McComas
David McComas
Director

/s/ Peter Roy
Peter Roy
Director

/s/ Daniel J. Sweeney
Daniel J. Sweeney
Director

/s/ William U. Westerfield
William U. Westerfield
Director