Form 10-Q
period 2004-04-03
WEST MARINE INC
filed 2004-05-13
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

At May 3, 2004, the number of shares outstanding of the registrant’s common stock was 20,735,697.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 3, 2004, JANUARY 3, 2004 AND MARCH 29, 2003

(Unaudited, in thousands, except share data)

	April 3, 2004	January 3, 2004	March 29, 2003
ASSETS
Current assets:
Cash	$7,598	$4,737	$8,217
Trade receivables, net	8,624	6,094	7,117
Merchandise inventories	344,374	314,021	309,163
Other current assets	26,496	23,874	22,134

Total current assets	387,092	348,726	346,631
Property and equipment, net	79,232	80,764	82,646
Goodwill	56,905	56,905	49,969
Intangibles	2,796	2,875	3,114
Other assets	4,095	3,988	3,868

TOTAL ASSETS	$530,120	$493,258	$486,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,960	$72,635	$82,450
Accrued expenses	21,327	22,921	19,523
Deferred current liabilities	3,480	3,480	3,510
Current portion of long-term debt	—	—	432

Total current liabilities	93,767	99,036	105,915
Long-term debt	162,846	128,851	154,993
Deferred items and other non-current obligations	11,303	11,324	7,152

Total liabilities	267,916	239,211	268,060

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 20,722,482 at April 3, 2004, 20,130,053 at January 3, 2004 and 19,463,776 at March 29, 2003	21	20	19
Additional paid-in capital	151,742	140,348	130,953
Accumulated other comprehensive income	356	508	252
Retained earnings	110,085	113,171	86,944

Total stockholders’ equity	262,204	254,047	218,168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$530,120	$493,258	$486,228

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share and store data)

	13 Weeks Ended
	April 3, 2004	March 29, 2003
Net sales	$129,196	$111,148
Cost of goods sold, including buying and occupancy	95,475	81,395

Gross profit	33,721	29,753
Selling, general and administrative expense	37,003	35,306
Acquisition integration costs	—	909

Loss from operations	(3,282)	(6,462)
Interest expense, net	1,777	1,627
Loss on extinguishment of debt	—	1,902

Loss before income taxes	(5,059)	(9,991)
Income taxes	1,973	3,896

Net loss	$(3,086)	$(6,095)

Net loss per share - basic and diluted	$(0.15)	$(0.32)

Weighted average common and common equivalent shares outstanding - basic and diluted	20,365	19,344

Stores open at end of period	348	325

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	13 Weeks Ended
	April 3, 2004	March 29, 2003
OPERATING ACTIVITIES:
Net loss	$(3,086)	$(6,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,943	5,902
Tax benefit from exercise of stock options	3,987	745
Provision for doubtful accounts	74	141
Loss on asset disposals	18	—
Changes in assets and liabilities:
Accounts receivable	(2,604)	(1,497)
Merchandise inventories	(30,353)	(29,494)
Prepaid expenses and other current assets	(2,622)	(5,142)
Other assets	(544)	(2,107)
Accounts payable	(3,675)	25,055
Accrued expenses	(1,594)	(1,182)
Deferred items	(21)	24

Net cash used in operating activities	(34,477)	(13,650)

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,065)	(7,392)
Acquisitions	—	(74,806)

Net cash used in investing activities	(4,065)	(82,198)

FINANCING ACTIVITIES:
Net borrowings on new line of credit	33,995	173,940
Payoff old line of credit	—	(59,678)
Repayments on long-term debt	—	(16,194)
Proceeds from exercise of stock options	7,408	1,275

Net cash provided by financing activities	41,403	99,343

NET INCREASE IN CASH	2,861	3,495
CASH AT BEGINNING OF PERIOD	4,737	4,722

CASH AT END OF PERIOD	$7,598	$8,217

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended April 3, 2004 and March 29, 2003

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring items) necessary to fairly present the financial position at April 3, 2004 and March 29, 2003, and the interim results of operations and cash flows for the 13-week period then ended have been included.

The consolidated balance sheet at January 3, 2004, presented herein, has been derived from the audited consolidated financial statements of West Marine for the year then ended which were included in West Marine’s annual report on Form 10-K.

Accounting policies followed by West Marine are described in Note 1 to its audited consolidated financial statements for the year ended January 3, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted for purposes of the condensed consolidated interim financial statements presented herein. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended January 3, 2004, which were included in West Marine’s annual report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended April 3, 2004 are not necessarily indicative of the results to be expected for the year ending January 1, 2005 or any other interim period.

NOTE 2. Acquisition

On January 14, 2003, West Marine Products, Inc. acquired the retail stores, catalog and wholesale operations of Boat America Corporation (“Boat America”). The consideration consisted of $72 million in cash, the assumption of certain liabilities and approximately $2.1 million of acquisition costs, which included investment advisory, legal and accounting fees and other third-party expenses directly related to the transaction.

At the time of the acquisition, Boat America operated 62 boating supply specialty stores and a Florida catalog call center under the name BoatU.S. The acquisition was made in order to increase earnings, primarily by growing store sales and gross margins without significantly raising overhead costs. Management believed that the ongoing acquired operations could be integrated into West Marine’s existing operations with a reasonable amount of effort and expense and would produce positive cashflows and contribute to earnings relatively quickly. The statements of operations include the results of the acquired operations since the date of the acquisition.

Management determined the fair value of the acquired assets, and the cost of the acquisition has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values. Intangible assets other than goodwill – primarily trademarks – are amortized over ten years. All goodwill is assigned to the Stores operating segment and approximately $20.8 million of such goodwill will be deductible for tax purposes over 15 years.

The total cost of the acquisition has been allocated as follows (dollars in thousands):

Inventory	$54,059
Other current assets	835
Property and equipment	6,124
Trademarks and other intangible assets, excluding goodwill	3,180
Goodwill	22,588
Deferred taxes	1,210
Current liabilities	(11,194)
Long term liabilities	(2,713)

Fair value of assets acquired, including intangibles	$74,089

The following unaudited pro forma combined financial information presents the combined consolidated results of operations of West Marine and the acquired operations of Boat America as if the acquisition had occurred on December 28, 2002, after giving effect to certain adjustments including amortization of intangible assets, interest expense, depreciation expense and related income tax effects. No costs related to extinguishment of debt are included in the pro forma results. No adjustments have been made to recognize anticipated cost savings and synergies. The pro forma combined consolidated financial information does not necessarily reflect the results of operations that would have occurred had West Marine and the acquired operations of Boat America constituted a single entity during such period (in thousands, except per share amounts).

13 Weeks Ended March 29, 2003
Pro forma net sales	$113,223
Pro forma net loss	$(6,613)
Pro forma loss per share – basic and diluted:	$(0.34)

NOTE 3. Accounting Policies

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) concluded in EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” that if a vendor offers a rebate that is payable only if the reseller completes a specified level of purchases, and the rebate is probable of achievement and reasonably estimable, such rebate should be recognized based on the progress made toward earning the rebate. West Marine has applied this method to vendor arrangements entered into after November 21, 2002. The adoption of EITF 02-16 did not have a material impact on the financial position, results of operations or cash flows of West Marine.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46, as amended by FIN 46R, requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. West Marine adopted FIN 46, as amended, for the quarter ended April 3, 2004 and, since West Marine did not identify any variable interest entities, adoption did not have an impact on West Marine’s financial position, results of operations or cash flows.

Stock-based Compensation - At April 3, 2004, West Marine has two stock-based employee compensation plans. West Marine accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net loss and earnings per share if West Marine had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. West Marine’s calculations were made using the Black-Scholes option pricing model.

	13 Weeks Ended
	April 3, 2004	March 29, 2003
Net loss, as reported	$(3,086)	$(6,095)
Deduct : Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(792)	(495)

Pro forma net loss	$(3,878)	$(6,590)

Loss per share – basic and diluted:
As reported	$(0.15)	$(0.32)
Pro forma	$(0.19)	$(0.34)

NOTE 4. Segment Information

West Marine has three divisions - Stores, Wholesale (Port Supply) and Direct Sales (catalog and Internet) - which all sell aftermarket recreational boating supplies directly to customers. West Marine’s customer base overlaps between its Stores and Wholesale divisions and between its Stores and Direct Sales divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity and customer delivery.

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

	13 Weeks Ended
	April 3, 2004	March 29, 2003
Net sales:
Stores	$108,035	$91,441
Other	21,161	19,707

Consolidated net sales	$129,196	$111,148

Contribution:
Stores	$2,319	$324
Other	3,989	3,399

Consolidated contribution	$6,308	$3,723

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$6,308	$3,723
Less:
Indirect costs of goods sold not included in consolidated contribution	(4,288)	(4,583)
General and administrative expenses	(5,302)	(4,693)
Acquisition integration costs	—	(909)
Interest expense	(1,777)	(1,627)
Loss on extinguishment of debt	—	(1,902)
Income tax expense	1,973	3,896

Net loss	$(3,086)	$(6,095)

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of April 3, 2004 and March 29, 2003 and the related condensed consolidated statements of operations and cash flows for the 13-week periods ended April 3, 2004 and March 29, 2003. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of West Marine, Inc. and subsidiaries as of January 3, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 3, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

May 11, 2004

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the Financial Statements and notes thereto found in Item 1 of this Form 10-Q.

General

West Marine, Inc. is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States of America. We have three divisions - Stores, Wholesale (Port Supply) and Direct Sales (catalog and Internet) - which all sell aftermarket recreational boating supplies directly to customers. At the end of the first quarter of 2004, we offered our products through 348 stores in 38 states, Puerto Rico, and Canada; on the Internet (www.westmarine.com and www.boatus-store.com); and through catalogs. We are also engaged, through our Port Supply division and our stores, in the wholesale distribution of products to commercial customers and other retailers.

West Marine was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. Unless the context otherwise requires, “West Marine”, “the Company”, “we”, “us” and “our” refer to West Marine, Inc. and its subsidiaries. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

All references to the first quarter of 2004 mean the 13-week period ended April 3, 2004, and all references to the first quarter of 2003 mean the 13-week period ended March 29, 2003.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft titled, “Share-Based Payment.” In this statement the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation paid to employees in future reporting periods. The Exposure Draft indicates that final rules are expected to apply to years ending after December 15, 2003. It is probable that we will be required to expense stock options granted under its current plan in future periods in accordance with final rules that are anticipated to be consistent with this Exposure Draft. We currently provide disclosure in our final statement footnotes to demonstrate the effect of expensing the fair value of stock option grants on net income (loss) and earnings per share using one of the option valuation methodologies approved in the Exposure Draft. We cannot predict when or in what form final rules will be issued and, therefore, we cannot estimate the impact that expensing options will have on our financial statements or results of operations until the FASB issues its final statement.

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

Certain of our accounting policies are more fully described in Note 3 to the financial statements located in Item 1 of this Form 10-Q. We have identified certain critical accounting policies, which are described below.

Revenue recognition. We record sales, net of estimated returns, when merchandise is purchased by customers at retail locations. When merchandise is shipped from a warehouse directly to a customer, we record sales when such merchandise is received by the customer. Return allowances, which reduce net sales by our best estimate of expected product returns, are estimated using historical experience. The issuance of gift cards is recorded initially as a liability. Revenue is recognized at the time the customer redeems the gift card and takes possession of merchandise.

Comparable store sales. We define comparable store sales as sales from stores that have been open at least 13 months and where selling square footage did not change by more than 40% in the previous 13 months. Beginning in March 2004, sales from 62 BoatU.S. stores acquired in January 2003 from Boat America Corporation are included in comparable store sales statistics.

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

We accrue a reserve for inventory shrinkage based upon actual historical shrink results of our most recent physical inventories. As physical inventories are reviewed and verified, the results are compared to prior estimates and reconciled to the general ledger. Inventory counts at our stores and distribution centers are performed on an annual basis.

Potentially obsolete inventories are marked down based upon current levels of discontinued product and historical analysis of the liquidation of discontinued inventory below cost. The nature of our inventory is such that the risk of obsolescence is minimal.

Vendor allowances. We receive consideration from vendors through a variety of programs and arrangements, including cash discounts and purchase quantity discounts. We record vendor consideration in net inventory value and recognize such allowances as a reduction to cost of goods sold as the related products are sold.

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures, indicate that the carrying value of an asset may not be recoverable. At the time a decision is made to close a store, we record an impairment charge, if appropriate, and accelerate depreciation over the revised useful life. We believe at this time that the carrying values and useful lives of West Marine’s long-lived assets continue to be appropriate.

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

Results of Operations

The following table sets forth certain income statement components expressed as a percent of net sales:

	13 Weeks Ended
	April 3, 2004	March 29, 2003
Net sales	100.0%	100.0%
Cost of goods sold including buying and occupancy	73.9%	73.2%

Gross profit	26.1%	26.8%
Selling, general and administrative expenses	28.6%	31.8%
Acquisition integration costs	—	0.8%

Income from operations	-2.5%	-5.8%
Interest expense	1.4%	1.5%
Loss on extinguishment of debt	—	1.7%

Income before income taxes	-3.9%	-9.0%
Provision for income taxes	1.5%	3.5%

Net income	-2.4%	-5.5%

Net sales for the first quarter of 2004 were $129.2 million, an increase of $18.0 million, or 16.2%, compared to net sales of $111.1 million in 2003. Net loss for the first quarter of 2004 was $3.1 million, or ($0.15) per share, compared to a net loss of $6.1 million, or ($0.32) per share, in 2003.

Net sales attributable to our Stores division increased $16.6 million, or 18.1%, to $108.0 million in the first quarter of 2004, primarily due to the addition of 23 new stores since the end of the first quarter of 2003 and improved sales at existing stores compared to the same period last year. Comparable store sales are a key performance metric used by our management. Comparable store sales increased 10.2% for the first quarter of 2004, mostly due to higher sales in our Northeast region, which was adversely affected by unseasonably cold weather last year. Comparable store sales by region for the first quarter of 2004 were as follows: Northeast 20.6%; Southeast 5.8%; and West Coast 7.5%.

Port Supply net sales through our distribution centers increased $1.2 million, or 10.8%, to $12.0 million in 2004, primarily as a result of general strengthening of sales across all wholesale customer categories, including new boat builders. Direct Sales net sales increased $0.3 million, or 3.2%, to $9.2 million.

Gross profit increased by $4.0 million, or 13.3%, to $33.7 million for the first quarter of 2004, compared to $29.8 million in the first quarter of 2003. Gross profit percentage is another key performance metric used by our management. Gross profit as a percentage of net sales decreased 67 basis points to 26.1% for the first quarter of 2004, compared to 26.8% in the first quarter of 2003, primarily due to clearance sales of discontinued merchandise in order to create shelf space for new products as boating season begins. Management expects additional supply chain efficiencies and increased proportion of private label merchandise in our sales mix to help improve margins over the course of the year.

Selling, general and administrative expenses increased $0.8 million, or 2.2%, to $37.0 million in the first quarter of 2004, compared to $36.2 million for the same period last year, which included $0.9 million for integration costs associated with the Boat America acquisition. The increase in the first quarter of 2004 was due primarily to additional operating costs for new stores. Selling, general and administrative expenses, as a percentage of net sales, decreased to 28.6% for the first quarter of 2004, compared to 32.6% in 2003, primarily due to integration costs incurred in the first quarter of 2003. Non-capital expenditures incurred in preparation for the opening of new retail stores (also called pre-opening costs) are expensed as incurred. The future profitability of our company is largely dependent on our ability to increase sales and gross profit while containing selling, general and administrative expenses.

Interest expense increased $0.2 million, or 9.2%, compared to first quarter 2003, excluding a $1.9 million charge for extinguishment of then-existing debt during first quarter 2003.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures, pre-opening expenses, beginning inventory for new stores and remodeling or relocating older stores. We may also require additional capital in the event we choose to pursue acquisition opportunities. We believe our existing credit facilities and cash flows from operations will be sufficient to satisfy our liquidity needs through 2004.

Operating activities

Net cash used in operating activities during the first three months of 2004 was $34.5 million, consisting primarily of a $30.4 million increase in inventories and a $5.8 million increase in accounts receivable, prepaid expenses and other current assets, as well as a $5.3 million decrease in accounts payable and accrued expenses. The inventory increase reflects the addition of new stores and our commitment to increasing fill rates.

Investing Activities

During the first quarter of 2004, we spent $4.1 million for capital expenditures. We expect to spend from $25.0 million to $27.0 million on other capital expenditures during 2004, mainly for new stores. We intend to pay for our expansion through cash generated from operations and bank borrowings.

Financing Arrangements

We have a $175.0 million credit line that expires in January 2006. From January 15, 2004 until May 15, 2004, the borrowing limit is raised to $180.0 million for peak seasonal inventory financing needs. Borrowings under this credit line at the end of the first quarter of 2004 were $162.8 million, bearing interest at rates ranging from 3.6% to 5.0%. An additional $12.0 million is currently available for borrowings under the credit facility. The credit line is guaranteed by West Marine and its subsidiaries and is secured by a security interest in substantially all of the assets of West Marine and its subsidiaries. The credit line includes a $20.0 million sub-facility, of which up to $15.0 million is available for the issuance of commercial letters of credit and up to $5.0 million is available for standby letters of credit. The credit line also includes a sub-limit of up to $10.0 million for same day advances.

Depending on our election at the time of borrowing, our credit line bears interest at either (a) the higher of (i) the bank’s prime rate plus 1.0% or (ii) the federal funds rate plus 0.5% or (b) LIBOR plus 2.5%.

The credit line contains various covenants which require us to maintain certain financial ratios, including debt service coverage, debt to earnings and current ratios. The covenants also require us to maintain minimum levels of net worth and place limitations on the levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures. As of April 3, 2004, we were in compliance with all such covenants.

At the end of the first quarter of 2004, we had $4.0 million of outstanding stand-by letters of credit and $1.2 million of outstanding commercial letters of credit, compared to $2.3 million and $1.2 million, respectively, at the end of first quarter 2003.

For the first quarter of 2004, the weighted average interest rate on all of our outstanding borrowings was 3.8%.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of April 3, 2004, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Seasonality

Historically, our business has been highly seasonal. In 2003, 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through July, which represents the peak months for boat buying, usage and maintenance in most of our retail markets. Management expects the seasonal fluctuation in net sales to become more pronounced as we continue to expand our operations.

Business Trends

The health of our business is directly related to the number of domestic boat owners and the frequency of boating activities. According to the National Marine Manufacturers Association, new boat sales increased approximately 11% in the ten years from 1993 to 2002. However, new boat sales declined in both 2001 and 2002 from a ten-year high in 2000, corresponding with a general softening of the U.S. economy during the same period. This trend may continue in the future. However, management believes that the improved boat show attendance and heightened consumer confidence experienced during 2003 may indicate a potential reversal of this two-year decline.

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

Internet Address and Access to SEC Filings

Our Internet address is www.westmarine.com. Interested readers may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, in the “Investor Relations” portion of our website as well as through the Securities and Exchange Commission’s website, www.sec.gov.

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

As West Marine expands into new ventures, concepts and acquisitions, such as boat services, superstores and Express stores, we face additional challenges including those related to hiring personnel and our unfamiliarity with local demographics. New markets may also have competitive conditions, consumer tastes and discretionary spending patterns that are different from our existing markets.

Our growth has been principally related to our Stores’ operations. Our continued growth depends to a significant degree on our ability to continue to expand our operations through the opening and profitable operation of new stores, as well as our ability to increase net sales at our existing stores. Our planned expansion is subject to a number of factors, including the adequacy of our capital resources, our ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt our distribution and other operating systems.

The markets for recreational watersports and boating supplies are highly competitive. Competitive pressures resulting from our competitors’ pricing policies are expected to continue.

The cost of insurance has increased substantially in the past couple of years. We believe that insurance coverage is prudent for risk management, and we anticipate that our insurance costs will continue to increase. For certain types or levels of risk, we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant insurance, electing instead to self-insure one or more types or levels of risk. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results.

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

Investors should be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material nonpublic information or other confidential commercial information. Accordingly, you should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. We do not, by policy, confirm forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our last Annual Report on Form 10-K.

Based on our operating results for the year ended January 3, 2004, a 10% change in the weighted-average interest rate affecting our floating financial instruments would have an effect of approximately $0.7 million on our pretax income and cash flows over the next year, and would have an immaterial effect on the fair value of our fixed-rate financial instruments (see Note 4 to the Consolidated Financial Statements set forth in Item 8 – Financial Statements and Supplementary Data of our fiscal year 2003 Form 10-K).

ITEM 4 – CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of West Marine (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of April 3, 2004, that West Marine’s disclosure controls and procedures are effective to ensure that information required to be disclosed by West Marine in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by West Marine in such reports is accumulated and communicated to West Marine’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in West Marine’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, West Marine’s internal control over financial reporting during the quarter ended April 3, 2004.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.2 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K filed during the quarter ended April 3, 2004:

On January 8, 2004, we furnished a current report on Form 8-K announcing the release of our net sales for our fourth quarter and fiscal year ended January 3, 2004 under Item 12 and included the related press release under Item 7.

On February 19, 2004, we furnished a current report on Form 8-K announcing the release of financial results for our fourth quarter and fiscal year ended January 3, 2004 under Item 12 and included the related earnings press release under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004	WEST MARINE, INC.

	By:	/s/ John H. Edmondson
John H. Edmondson
Chief Executive Officer

	By:	/s/ Eric S. Nelson
Eric S. Nelson
Senior Vice President, Finance and Chief Financial Officer