Form 10-Q
period 2004-07-03
WEST MARINE INC
filed 2004-08-12
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

At July 30, 2004, the number of shares outstanding of the registrant’s common stock was 20,792,859.

		Page No.

PART I -	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of July 3, 2004, January 3, 2004 and June 28, 2003	2

	Condensed Consolidated Statements of Income for the 13-weeks ended July 3, 2004 and June 28, 2003 and the 26-weeks ended July 3, 2004 and June 28, 2003	3

	Condensed Consolidated Statements of Cash Flows for the 26-weeks ended July 3, 2004 and June 28, 2003	4

	Notes to Condensed Consolidated Financial Statements	5

	Independent Accountants’ Review Report	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II –	Other Information

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	16

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 3, 2004, JANUARY 3, 2004 AND JUNE 28, 2003

(Unaudited, in thousands, except share data)

	July 3, 2004	January 3, 2004	June 28, 2003
ASSETS
Current assets:
Cash	$15,802	$4,737	$11,509
Trade receivables, net	9,335	6,094	8,720
Merchandise inventories	350,161	314,021	307,826
Other current assets	25,967	23,874	22,216

Total current assets	401,265	348,726	350,271

Property and equipment, net	80,139	80,764	84,089
Goodwill	56,905	56,905	59,592
Intangibles	2,716	2,875	3,034
Other assets	3,831	3,988	3,901

TOTAL ASSETS	$544,856	$493,258	$500,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,321	$72,635	$94,605
Accrued expenses	42,165	22,921	34,480
Current portion of deferred liabilities	3,480	3,480	3,510
Current portion of long-term debt	—	—	236

Total current liabilities	134,966	99,036	132,831

Long-term debt	109,996	128,851	117,907
Deferred items and other non-current obligations	11,324	11,324	9,795

Total liabilities	256,286	239,211	260,533

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 20,791,582 at July 3, 2004, 20,130,053 at January 3, 2004 and 19,637,045 at June 28, 2003	21	20	20
Additional paid-in capital	153,247	140,348	133,110
Accumulated other comprehensive income	54	508	490
Retained earnings	135,248	113,171	106,734

Total stockholders’ equity	288,570	254,047	240,354

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$544,856	$493,258	$500,887

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share and store data)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$252,606	$232,964	$381,802	$344,114
Cost of goods sold, including buying and occupancy	158,087	151,639	253,562	233,035

Gross profit	94,519	81,325	128,240	111,079

Selling, general and administrative expense	51,692	46,848	88,695	82,155
Acquisition integration costs	—	—	—	909

Income from operations	42,827	34,477	39,545	28,015
Interest expense, net	1,576	2,096	3,353	3,723
Loss on extinguishment of debt	—	—	—	1,902

Income before income taxes	41,251	32,381	36,192	22,390
Income taxes	16,088	12,629	14,115	8,733

Net income	$25,163	$19,752	$22,077	$13,657

Net income per share:
- Basic	$1.21	$1.01	$1.07	$0.70

- Diluted	$1.17	$0.98	$1.04	$0.68

Weighted average common and common equivalent shares outstanding:
- Basic	20,765	19,558	20,566	19,451

- Diluted	21,441	20,137	21,328	20,027

Stores open at end of period			355	334

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	26 Weeks Ended
	. July 3, 2004	June 28, 2003
OPERATING ACTIVITIES:
Net income	$22,077	$13,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,874	11,989
Tax benefit from exercise of stock options	4,203	1,149
Provision for doubtful accounts	206	55
Loss on asset disposals	127	277
Changes in assets and liabilities:
Accounts receivable	(3,447)	(2,859)
Merchandise inventories	(36,140)	(35,758)
Prepaid expenses and other current assets	(2,093)	(4,698)
Other assets	(864)	(2,321)
Accounts payable	16,686	37,665
Accrued expenses	19,244	13,389
Deferred items	—	(46)

Net cash provided by operating activities	31,873	32,499

INVESTING ACTIVITIES:
Purchases of property and equipment	(10,650)	(15,124)
Acquisitions	—	(74,403)

Net cash used in investing activities	(10,650)	(89,527)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	(18,855)	136,854
Payoff old line of credit	—	(59,678)
Repayments of long-term debt	—	(16,390)
Proceeds from exercise of stock options	8,106	2,624
Proceeds from sale of common stock pursuant to associate stock purchase plan	591	405

Net cash provided by (used in) financing activities	(10,158)	63,815

NET INCREASE IN CASH	11,065	6,787
CASH AT BEGINNING OF PERIOD	4,737	4,722

CASH AT END OF PERIOD	$15,802	$11,509

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended July 3, 2004 and June 28, 2003

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring items) necessary to fairly present the financial position at July 3, 2004 and June 28, 2003, and the interim results of operations and cash flows for the 13-week and the 26-week periods then ended have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and the 26-week periods ended July 3, 2004 are not necessarily indicative of the results to be expected for the year ending January 1, 2005 or any other interim period.

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

Management determined the fair value of the acquired assets, and the cost of the acquisition has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values. Intangible assets other than goodwill – primarily trademarks – are amortized over ten years. All goodwill is assigned to the Stores operating segment and approximately $20.8 million of such goodwill will be deducted for tax purposes over 15 years.

The total cost of the acquisition has been allocated as follows (in thousands):

Inventory	$54,059
Other current assets	835
Property and equipment	6,124
Trademarks and other intangible assets, excluding goodwill	3,180
Goodwill	22,588
Deferred taxes	1,210
Current liabilities	(11,194)
Long term liabilities	(2,713)

Fair value of assets acquired, including intangibles	$74,089

The following unaudited pro forma combined financial information presents the combined consolidated results of operations of West Marine and the acquired operations of Boat America as if the acquisition had occurred on December 29, 2002, after giving effect to certain adjustments including amortization of intangible assets, interest expense, depreciation expense and related income tax effects. No costs related to extinguishment of debt are included in the pro forma results. No adjustments have been made to recognize anticipated cost savings and synergies. Pro forma results for the 13-week period ended June 28, 2003 did not differ from actual results for the period and, therefore, are not presented below. The pro forma combined consolidated financial information does not necessarily reflect the results of operations that would have occurred had West Marine and the acquired operations of Boat America constituted a single entity during such period (in thousands, except per share amounts).

26 Weeks Ended June 28, 2003
Pro forma net sales	$346,187
Pro forma net income	$13,124
Pro forma earnings per share – basic	$0.67
Pro forma earnings per share – diluted	$0.66

NOTE 3. Accounting Policies

In November 2002, the Financial Standards Accounting Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. We have adopted the guidance of FIN 45 and will provide the required disclosures in our financial statements commencing with the financial statements for the year ended January 1, 2005.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46, as amended by FIN 46R, requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. West Marine adopted FIN 46, as amended, for the quarter ended April 3, 2004 and, since West Marine did not identify any variable interest entities, adoption did not have any impact on West Marine’s financial position, results of operations or cash flows.

West Marine has agreed to indemnify its officers, directors and certain management associates for certain events or occurrences while the officer, director or associate is serving, or was serving, at its request in such capacity. The maximum potential amount of future payments West Marine could be required to make pursuant to these indemnification obligations is unlimited; however, we have purchased liability insurance that, under certain circumstances, enables us to recover a portion of any future amounts paid. West Marine has no liabilities recorded for these obligations as of July 3, 2004.

Stock-based Compensation - West Marine has two stock-based employee compensation plans. West Marine accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if West Marine had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. West Marine’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: six to eight year expected life from date of grant; stock volatility of 65% and 67%, respectively, in 2004 and 2003; risk-free interest rates of 1.25% to 4.10% in 2004 and 1.33% to 3.88% in 2003; and no dividends during the expected term. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

	13 Weeks Ended		26 Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income, as reported	$25,163	$19,752	$22,077	$13,657
Deduct : Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,014	791	1,802	1,282

Pro forma net income	$24,149	$18,961	$20,275	$12,375

Basic earnings per share:
As reported	$1.21	$1.01	$1.07	$0.70
Pro forma	$1.16	$0.97	$0.99	$0.64
Diluted earnings per share:
As reported	$1.17	$0.98	$1.04	$0.68
Pro forma	$1.13	$0.94	$0.95	$0.62

Excluded from the above computations of diluted net income per share were options to purchase 737,565 and 1,265,484 shares of common stock for second quarter 2004 and 2003, respectively, and 451,553 and 1,285,707 for the first 26 weeks of 2004 and 2003, respectively, as these shares were anti-dilutive.

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

	13 Weeks Ended		26 Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales:
Stores	$220,958	$201,993	$328,993	$293,436
Other	31,648	30,971	52,809	50,678

Consolidated net sales	$252,606	$232,964	$381,802	$344,114

Contribution:
Stores	$52,118	$42,107	$54,437	$42,431
Other	6,118	5,815	10,107	9,214

Consolidated contribution	$58,236	$47,922	$64,544	$51,645

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$58,236	$47,922	$64,544	$51,645
Less:
Indirect costs of goods sold not included in consolidated contribution	(7,990)	(7,108)	(12,278)	(11,691)
General and administrative expenses	(7,419)	(6,337)	(12,721)	(11,030)
Acquisition integration costs	—	—	—	(909)
Interest expense	(1,576)	(2,096)	(3,353)	(3,723)
Loss on extinguishment of debt	—	—	—	(1,902)
Income tax expense	(16,088)	(12,629)	(14,115)	(8,733)

Net income	$25,163	$19,752	$22,077	$13,657

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheet of West Marine, Inc. and subsidiaries as of July 3, 2004, and the related condensed consolidated statements of income for the 13-week and 26-week periods ended July 3, 2004 and June 28, 2003, and of cash flows for the 26-week periods ended July 3, 2004 and June 28, 2003. These interim financial statements are the responsibility of West Marine’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Marine, Inc. and subsidiaries as of January 3, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 3, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California

August 4, 2004

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the Financial Statements and notes thereto found in Item 1 of this Form 10-Q.

General

West Marine, Inc. is the largest specialty retailer of recreational and commercial boating supplies and apparel in the United States of America. We have three divisions - Stores, Wholesale (Port Supply) and Direct Sales (catalog and Internet) - which all sell aftermarket recreational boating supplies directly to customers. At the end of the second quarter of 2004, we offered our products through 355 stores in 38 states, Puerto Rico, and Canada; on the Internet (www.westmarine.com and www.boatus-store.com); and through catalogs. We are also engaged, through our Port Supply division and our stores, in the wholesale distribution of products to commercial customers and other retailers.

Unless the context otherwise requires, “West Marine”, “we”, “us” and “our” refer to West Marine, Inc. and its subsidiaries. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

All references to the second quarter and first six months of 2004 mean the 13-week and 26-week periods, respectively, ended July 3, 2004, and all references to the second quarter and first six months of 2003 mean the 13-week and 26-week periods, respectively, ended June 28, 2003.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft titled, “Share-Based Payment.” In this statement the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation paid to employees in future reporting periods. The Exposure Draft indicates that final rules are expected to apply to years ending after December 15, 2003. It is probable that we will be required to expense stock options granted under its current plan in future periods in accordance with final rules that are anticipated to be consistent with this Exposure Draft. We currently provide disclosure in our financial statement footnotes to demonstrate the effect of expensing the fair value of stock option grants on net income (loss) and earnings per share using one of the option valuation methodologies allowed in the Exposure Draft. We cannot predict when or in what form final rules will be issued and, therefore, we cannot estimate the impact that expensing options will have on our financial statements or results of operations until the FASB issues its final statement.

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

Comparable store sales. We define comparable store sales as sales from stores that have been open at least 13 months, where selling square footage did not change by more than 40% in the previous 13 months and where a store moved less than ten miles from its original location.

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

Income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. While we have considered future taxable income, state tax apportionment and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be likely to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would likely be able to realize our deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

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

Reclassifications. Certain 2003 amounts have been reclassified to conform with 2004 presentations.

Results of Operations

The following table sets forth certain income statement components expressed as a percent of net sales:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy	62.6%	65.1%	66.4%	67.7%

Gross profit	37.4%	34.9%	33.6%	32.3%
Selling, general and administrative expenses	20.5%	20.1%	23.2%	23.9%
Acquisition integration costs	—	—	—	0.3%

Income from operations	16.9%	14.8%	10.4%	8.1%
Interest expense	0.6%	0.9%	0.9%	1.1%
Loss on extinguishment of debt	—	—	—	0.5%

Income before income taxes	16.3%	13.9%	9.5%	6.5%
Provision for income taxes	6.4%	5.4%	3.7%	2.5%

Net income	9.9%	8.5%	5.8%	4.0%

Net sales for the second quarter of 2004 were $252.6 million, an increase of $19.6 million, or 8.4%, compared to net sales of $233.0 million in 2003. Net income for the second quarter of 2004 was $25.2 million, or $1.17 per share, compared to a net income of $19.8 million, or $0.98 per share, in 2003.

Net sales attributable to our Stores division increased $19.0 million, or 9.4%, to $221.0 million in the second quarter of 2004, primarily due to the addition of 21 new stores since the end of the second quarter of 2003 and improved sales at existing stores compared to the same period last year. Comparable store sales are a key performance metric used by our management. Comparable store sales increased 4.6% for the second quarter of 2004 compared to the same period a year ago, partly due to the shift of the Independence Day holiday weekend into the second quarter this year from the third quarter last year. Comparable store sales by region for the second quarter of 2004 were as follows: Northeast 5.0%; Southeast 2.2%; and West Coast 7.2%. Wholesale (Port Supply) net sales through our distribution centers increased $1.0 million, or 7.2%, to $15.2 million in 2004, primarily as a result of better in-stock inventory rates and a targeted wholesale marketing program. Direct Sales net sales decreased $0.3 million, or 2.0%, to $16.5 million, primarily due to Direct Sales customers migrating to new stores as they are opened in these customers’ geographic areas.

For the first six months of 2004, net sales increased $37.7 million, or 11.0%, to $381.8 million, compared to $344.1 million for the first six months of 2003, primarily due to increased store sales arising from the addition of 21 new stores since the end of the second quarter of 2003. Stores’ net sales were $329.0 million for the first six months of 2004, an increase of $35.6 million, or 12.1%, compared to the $293.4 million recorded for the same period a year ago. Net sales in new stores opened since the first six months of 2003 were $9.5 million. Net sales from comparable stores for the first six months of 2004 increased 6.2%, or $17.0 million. Wholesale (Port Supply) sales increased by $2.2 million, or 8.8%, to $27.1 million for the first six months of 2004 from $24.9 million for the same period a year ago. Direct Sales net sales decreased by 0.2%, to $25.6 million for the first six months of 2004, compared to $25.7 million for the same period last year. Stores, Wholesale (Port Supply) and Direct Sales represented 86.2%, 7.1% and 6.7%, respectively, of our net sales for the first six months of 2004, compared to 85.3%, 7.3% and 7.4%, respectively, of our net sales for the first six months of 2003.

Gross profit increased by $13.2 million, or 16.2%, to $94.5 million for the second quarter of 2004, compared to $81.3 million in the second quarter of 2003. Gross profit percentage is another key performance metric used by our management. Gross profit as a percentage of net sales increased 251 basis points to 37.4% for the second quarter of 2004, compared to 34.9% in the second quarter of 2003. Our gross profit was $128.2 million for the first six months of 2004, an increase of $17.2 million, or 15.5%, compared to gross profit of $111.0 for the same period a year ago. Gross profit represented 33.6% of net sales for the first six months of 2004, compared to 32.3% in the same period last year. Gross profit as a percentage of sales increased for the second quarter and the first six months of 2004 compared to the prior year primarily due to better product margins stemming from several factors, including: private label expansion, favorable vendor negotiations and the increased number of our Express stores, which tend to stock higher margin products such as maintenance, repair and plumbing supplies.

Selling, general and administrative expenses increased $4.9 million, or 10.3%, to $51.7 million in the second quarter of 2004, compared to $46.8 million for the same period last year. The increase in the second quarter of 2004 was primarily due to lower sales than we had originally projected. Selling, general and administrative expenses, as a percentage of net sales, increased slightly to 20.5% for the second quarter of 2004, compared to 20.1% in 2003. For the first six months of 2004, selling, general and administrative expenses increased by $5.7 million, or 6.8%, to $88.7 million compared to $83.0 million for the first six months of 2003, which included $0.9 million in costs related to the integration of the operations acquired from Boat America Corporation. Selling, general and administrative expenses represented 23.2% of net sales for the first six months of 2004 compared to 24.1% for the same period a year ago. The future profitability of our company is largely dependent on our ability to increase sales and gross profit while containing selling, general and administrative expenses.

Interest expense decreased $0.5 million, or 24.8%, compared to second quarter 2003 because of lower average interest rates and lower average borrowings. For the first six months of 2004, interest expense decreased by $0.4 million, to $3.3 million from $3.7 million in the first six months of 2003, not including a $1.9 million charge for extinguishment of then-existing debt during first quarter 2003 in connection with the Boat America acquisition.

Provision for income taxes as a percentage of net sales was 3.7% for the first six months of 2004 compared to 2.5% for the same period a year ago due to a 3% increase in pre-tax income. Our effective income tax rate was 39.0% for the first six months of both 2004 and 2003.

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

Operating activities

During the first six months of 2004, net cash provided by operating activities consisted primarily of net income, excluding depreciation and amortization, of $34.0 million and an increase in trade payables and accrued expenses of $35.9 million. This was partially offset by increases in inventories of $36.1 million and trade receivables, prepaid expenses and other current assets of $6.4 million. Inventory increased approximately 13.8% over last year because second quarter sales were less than projected and because we increased inventories for the 13 new stores we plan to open in the third quarter. Excluding the impact of inventory build up for new stores, inventory increased approximately 6%. Accounts payable decreased by 5.6% versus 2003, primarily because our post-acquisition analysis of BoatU.S. payables resulted in a delay in payment to certain vendors in 2003.

Investing Activities

During the first six months of 2004, we spent $10.6 million for capital expenditures. We expect to spend from $25.0 million to $27.0 million on capital expenditures during 2004, mainly for new stores. We intend to pay for our expansion through cash generated from operations and bank borrowings.

Return on assets, which we calculate by dividing net income by total assets, increased to 4.6% for the second quarter of 2004, a 17% increase compared to 3.9% for the same period last year. Our long-term debt-to-capital ratio decreased by 16%, from 32.9% last year to 27.6% this year.

Financing Arrangements

We have a $175.0 million credit line that expires in January 2006. From January 15, 2004 until May 15, 2004, the borrowing limit was raised to $180.0 million for peak seasonal inventory financing needs. Borrowings under this credit line at the end of the second quarter of 2004 were $110.0 million, bearing interest at rates ranging from 3.84% to 5.25%. An additional $59.1 million is currently available for borrowings under the credit facility. The credit line is guaranteed by West Marine and its subsidiaries and is secured by a security interest in substantially all of the assets of West Marine and its subsidiaries. The credit line includes a $20.0 million sub-facility available for the issuance of commercial and stand-by letters of credit. The credit line also includes a sub-limit of up to $10.0 million for same day advances.

Depending on our election at the time of borrowing, our credit line bears interest at either (a) the higher of (i) the bank’s prime rate plus 1.0%; (ii) the federal funds rate plus 0.5%; or (b) LIBOR plus 2.5%.

The credit line contains various covenants which require us to maintain certain financial ratios, including debt service coverage, debt to earnings and current ratios. The covenants also require us to maintain minimum levels of net worth and place limitations on the levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures. As of July 3, 2004, we were in compliance with all such covenants.

At the end of the second quarter of 2004, we had $5.6 million of outstanding stand-by letters of credit and $0.3 million of outstanding commercial letters of credit, compared to $3.5 million and $0.5 million, respectively, at the end of second quarter 2003.

For the second quarter of 2004, the weighted average interest rate on all of our outstanding borrowings was 4.6%.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of July 3, 2004, we are not involved in any unconsolidated special purpose entities or variable interest entities.

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

We opened four traditional stores in the first quarter and a total of seven new stores during the second quarter, including two traditional stores and five Express stores. We plan to open an additional nine traditional and fifteen Express stores during the next two quarters, for a grand total of fifteen new traditional and twenty new Express stores opened during 2004.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

The statements in this Form 10-Q that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “planned,” “will,” “expect,” “project,” “positioned,” “strategy,” and similar expressions. These are based upon our assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made, and we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

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

Based on our operating results for the year ended January 3, 2004, a 10% change in the weighted-average interest rate affecting our floating financial instruments would have an effect of approximately $0.7 million on our pretax income and cash flows over the next year and would have an immaterial effect on the fair value of our fixed-rate financial instruments (see Note 4 to the Consolidated Financial Statements set forth in Item 8 – Financial Statements and Supplementary Data of our fiscal year 2003 Form 10-K).

ITEM 4 – CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of West Marine (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of July 3, 2004, that West Marine’s disclosure controls and procedures are effective to ensure that information required to be disclosed by West Marine in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by West Marine in such reports is accumulated and communicated to West Marine’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. West Marine’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching West Marine’s desired disclosure control objectives and are effective in reaching that level of reasonable assurance.

There were no changes in West Marine’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, West Marine’s internal control over financial reporting during the quarter ended July 3, 2004.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are a party to various legal proceedings incidental to our business. In our opinion, after consultation with legal counsel responsible for these matters, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of West Marine.

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

West Marine held its Annual Meeting of Stockholders on May 12, 2004. One matter was voted on at the meeting: the election of nine directors to the Board of Directors to serve until the 2005 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

The following table sets forth the nominees for director and the votes for and the votes withheld with respect to each such nominee:

Nominee	Votes For	Votes Withheld
Randolph K. Repass	18,425,980	1,312,470
John Edmondson	19,601,192	137,258
Richard E Everett	19,570,414	168,036
Geoffrey A. Eisenberg	19,573,531	164,919
David McComas	19,608,213	130,237
Peter Roy	18,906,995	831,455
Daniel J. Sweeney	19,306,221	432,229
William U. Westerfield	19,313,026	425,424
Diane Greene	19,714,041	24,409

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.2 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of 601(b)(10)(iii) of Regulation S-K.

(b)	Reports on Form 8-K filed during the quarter ended July 3, 2004:

On April 12, 2004, we furnished a current report on Form 8-K announcing the release of our net sales for our first quarter ended April 3, 2004 under Item 12 and included the related press release under Item 7.

On April 27, 2004, we furnished a current report on Form 8-K announcing the release of financial results for our first quarter ended April 3, 2004 under Item 12 and included the related earnings press release and the transcript of our earnings conference call held April 22, 2004, under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2004	WEST MARINE, INC.

	By:	/s/ John H. Edmondson
John H. Edmondson
Chief Executive Officer

	By:	/s/ Eric S. Nelson
Eric S. Nelson
Senior Vice President, Finance and Chief Financial Officer