Form 10-Q
period 2004-10-02
WEST MARINE INC
filed 2004-11-12
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

At October 29, 2004, the number of shares outstanding of the registrant’s common stock was 20,801,500.

		Page No.

PART I -	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of October 2, 2004, January 3, 2004 and September 27,2003	2

	Condensed Consolidated Statements of Income for the 13-weeks ended October 2, 2004 and September 27, 2003 and the 39-weeks ended October 2, 2004 and September 27, 2003	3

	Condensed Consolidated Statements of Cash Flows for the 39-weeks ended October 2, 2004 and September 27, 2003	4

	Notes to Condensed Consolidated Financial Statements	5

	Report of Independent Registered Public Accounting Firm	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II –	Other Information

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 2, 2004, JANUARY 3, 2004 AND SEPTEMBER 27, 2003

(Unaudited, in thousands, except share data)

	October 2, 2004	January 3, 2004	September 27, 2003
ASSETS
Current assets:
Cash	$6,977	$4,737	$4,368
Trade receivables, net	7,140	6,094	6,835
Merchandise inventories	321,515	314,021	288,260
Other current assets	23,987	23,874	19,644

Total current assets	359,619	348,726	319,107

Property and equipment, net	80,395	80,764	82,584
Goodwill	56,905	56,905	60,862
Intangibles	2,637	2,875	2,955
Other assets	3,642	3,988	4,110

TOTAL ASSETS	$503,198	$493,258	$469,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,388	$72,635	$55,247
Accrued expenses	32,808	22,921	29,555
Current portion of deferred liabilities	3,480	3,480	3,510
Current portion of long-term debt	—	—	36

Total current liabilities	79,676	99,036	88,348

Long-term debt	116,451	128,851	118,231
Deferred items and other non-current obligations	11,326	11,324	9,789

Total liabilities	207,453	239,211	216,368

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 20,799,246 at October 2, 2004, 20,130,053 at January 3, 2004 and 19,973,224 at September 27, 2003	21	20	20
Additional paid-in capital	153,377	140,348	137,967
Accumulated other comprehensive income	213	508	462
Retained earnings	142,134	113,171	114,801

Total stockholders’ equity	295,745	254,047	253,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$503,198	$493,258	$469,618

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share and store data)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$183,115	$191,916	$564,917	$536,030
Cost of goods sold, including buying and occupancy	126,305	134,127	379,867	367,162

Gross profit	56,810	57,789	185,050	168,868

Selling, general and administrative expense	44,134	43,084	132,829	125,239
Acquisition integration costs	—	—	—	909

Income from operations	12,676	14,705	52,221	42,720

Interest expense, net	1,387	1,487	4,740	5,210
Charge related to extinguishment of debt	—	—	—	1,902

Income before income taxes	11,289	13,218	47,481	35,608

Income taxes	4,403	5,155	18,518	13,888

Net income	$6,886	$8,063	$28,963	$21,720

Net income per share:
- Basic	$0.33	$0.41	$1.40	$1.11

- Diluted	$0.32	$0.39	$1.36	$1.08

Weighted average common and common equivalent shares outstanding:
- Basic	20,794	19,867	20,642	19,590

- Diluted	21,229	20,561	21,296	20,203

Stores open at end of period			365	339

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	39 Weeks Ended
	October 2, 2004	September 27, 2003
OPERATING ACTIVITIES:
Net income	$28,963	$21,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,772	17,775
Tax benefit from exercise of stock options	4,236	2,513
Loss on asset disposals	155	273
Provision for doubtful accounts	301	424
Changes in assets and liabilities:
Accounts receivable	(1,347)	(1,473)
Merchandise inventories	(7,494)	(16,192)
Prepaid expenses and other current assets	(113)	(2,126)
Other assets	(801)	(2,535)
Accounts payable	(29,247)	(1,716)
Accrued expenses	9,887	7,327
Deferred items	2	(52)

Net cash provided by operating activities	22,314	25,938

INVESTING ACTIVITIES:
Purchases of property and equipment	(16,468)	(19,321)
Acquisitions	—	(74,403)

Net cash used in investing activities	(16,468)	(93,724)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	(12,400)	137,178
Payoff old line of credit	—	(59,678)
Repayments of long-term debt	—	(16,590)
Proceeds from exercise of stock options	8,203	6,117
Proceeds from sale of common stock pursuant to associate stock purchase plan	591	405

Net cash provided by (used in) financing activities	(3,606)	67,432

NET CHANGE IN CASH	2,240	(354)
CASH AT BEGINNING OF PERIOD	4,737	4,722

CASH AT END OF PERIOD	$6,977	$4,368

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended October 2, 2004 and September 27, 2003

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring items) necessary to fairly present the financial position at October 2, 2004 and September 27, 2003, and the interim results of operations and cash flows for the 13-week and the 39-week periods then ended have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and the 39-week periods ended October 2, 2004 are not necessarily indicative of the results to be expected for the year ending January 1, 2005 or any other interim period.

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

The following unaudited pro forma combined financial information presents the combined consolidated results of operations of West Marine and the acquired operations of Boat America as if the acquisition had occurred on December 29, 2002, after giving effect to certain adjustments including amortization of intangible assets, interest expense, depreciation expense and related income tax effects. No costs related to extinguishment of debt are included in the pro forma results. No adjustments have been made to recognize anticipated cost savings and synergies. Pro forma results for the 13-week period ended September 27, 2003 did not differ from actual results for the period and, therefore, are not presented below. The pro forma combined consolidated financial information does not necessarily reflect the results of operations that would have occurred had West Marine and the acquired operations of Boat America constituted a single entity during such period (in thousands, except per share amounts).

39 Weeks Ended
September 27, 2003
Pro forma net sales	$538,105
Pro forma net income	$21,187
Pro forma earnings per share – basic	$1.08
Pro forma earnings per share – diluted	$1.05

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

West Marine has agreed to indemnify its officers, directors and certain management associates for certain events or occurrences while the officer, director or associate is serving, or was serving, at its request in such capacity. The maximum potential amount of future payments West Marine could be required to make pursuant to these indemnification obligations is unlimited; however, we have purchased liability insurance that, under certain circumstances, enables us to recover a portion of any future amounts paid. West Marine has no liabilities recorded for these obligations as of October 2, 2004.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46, as amended by FIN 46R, requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. West Marine adopted FIN 46, as amended, for the quarter ended April 3, 2004 and, since West Marine did not identify any variable interest entities, the adoption of FIN 46 did not have any impact on West Marine’s financial position, results of operations or cash flows.

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

The following table illustrates the effect on net income and earnings per share if West Marine had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur. (in thousands, except share and per share amounts)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income, as reported	$6,886	$8,063	$28,963	$21,720
Deduct : Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	987	732	2,818	2,023

Pro forma net income	$5,899	$7,331	$26,145	$19,697

Basic earnings per share:
As reported	$0.33	$0.41	$1.40	$1.11
Pro forma	$0.29	$0.37	$1.26	$1.01
Diluted earnings per share:
As reported	$0.32	$0.39	$1.36	$1.08
Pro forma	$0.28	$0.36	$1.23	$0.97

Anti-dilutive shares excluded from calculation	909,671	438,507	666,951	530,640

West Marine’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	October 2, 2004	September 27, 2003
Dividend Yield	—	—
Volatility	0.6544	0.6571
Risk-Free interest rate range	1.253 – 4.098	1.286 – 3.876
Expected Term (years)	6.03	7.31

NOTE 4. Intangible Assets

Intangibles represent the value of a marketing agreement between West Marine and BoatU.S. and are being amortized on a straight-line basis over ten years. Amortization expense for this intangible asset was $0.08 million for the third quarter of both 2004 and 2003, and $0.2 million for the first nine months of both 2004 and 2003.

	Gross Carrying Amount	Accumulated Amortization
		October 2, 2004	September 27, 2003
Amortized intangible assets (in thousands)
BoatU.S. marketing agreement	$3,180	$(543)	$(225)

Total	$3,180

Amortization expense for the next five years is estimated at $0.3 million per year.

NOTE 5. Subsequent Events

On October 14, 2004, West Marine entered into a new, 5-year, $190 million credit agreement with a group of lenders that replaced the prior, 3-year, $175 million loan agreement. At West Marine’s option, the new credit facility provides up to $50 million in additional financing. In connection with this transaction, West Marine expects to record a $1.2 million charge in the four quarter of 2004, representing the unamortized portion of loan costs and other capitalized costs associated with its prior loan agreement.

NOTE 6. Segment Information

West Marine has three divisions - Stores, Wholesale (Port Supply) and Direct Sales (catalog and Internet) - all of which sell aftermarket recreational boating supplies directly to customers. West Marine’s customer base overlaps between its Stores and Wholesale divisions and between its Stores and Direct Sales divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity and customer delivery.

Assets are not presented by segment, as West Marine’s assets overlap among segments. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to West Marine’s Stores business segments (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales:
Stores	$159,196	$167,287	$488,190	$460,721
Direct Sales	11,738	12,472	37,389	38,181
Port Supply	12,181	12,157	39,338	37,128

Consolidated net sales	$183,115	$191,916	$564,917	$536,030

Contribution:
Stores	$23,537	$26,974	$78,104	$69,369
Direct Sales	2,122	2,038	7,627	7,134
Port Supply	1,814	1,542	6,416	5,660

Consolidated contribution	$27,473	$30,554	$92,147	$82,163

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$27,473	$30,554	$92,147	$82,163
Less:
Indirect costs of goods sold not included in consolidated contribution	(8,569)	(9,679)	(20,977)	(21,334)
General and administrative expenses	(6,228)	(6,170)	(18,949)	(17,200)
Acquisition integration costs	—	—	—	(909)
Interest expense	(1,387)	(1,487)	(4,740)	(5,210)
Charge related to extinguishment of debt	—	—	—	(1,902)
Income tax expense	(4,403)	(5,155)	(18,518)	(13,888)

Net income	$6,886	$8,063	$28,963	$21,720

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of October 2, 2004, and September 27, 2003, and the related condensed consolidated statements of income for the 13-week and 39-week periods ended October 2, 2004 and September 27, 2003, and of cash flows for the 39-week periods ended October 2, 2004 and September 27, 2003. These interim financial statements are the responsibility of West Marine’s management.

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

November 11, 2004

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the Financial Statements and notes thereto found in Item 1 of this Form 10-Q.

General

West Marine, Inc. is the largest specialty retailer of recreational and commercial boating supplies in the United States of America. We have three divisions - Stores, Wholesale (Port Supply) and Direct Sales (catalog and Internet) – all of which sell aftermarket recreational boating supplies directly to customers. At the end of the third quarter of 2004, we offered our products through 365 stores in 38 states, Puerto Rico and Canada; on the Internet (www.westmarine.com and www.boatus-store.com); and through catalogs. Also, we are engaged, through our Port Supply division and our stores, in the wholesale distribution of products to commercial customers and other retailers.

Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

All references to the third quarter and first nine months of 2004 mean the 13-week and 39-week periods, respectively, ended October 2, 2004, and all references to the third quarter and first nine months of 2003 mean the 13-week and 39-week periods, respectively, ended September 27, 2003.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft titled, “Share-Based Payment.” In this statement the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation paid to employees in future reporting periods. The Exposure Draft, as amended, indicates that final rules are expected to apply to interim or annual periods after June 15, 2005. If final rules are adopted as anticipated, it is probable that we will be required to expense stock options consistent with this Exposure Draft. We currently provide disclosure in our financial statement footnotes to demonstrate the effect of expensing the fair value of stock option grants on net income (loss) and earnings per share using one of the option valuation methodologies allowed in the Exposure Draft. We cannot predict when or in what form final rules will be issued and, therefore, we cannot estimate the impact that expensing options will have on our financial statements or results of operations until the FASB issues its final statement.

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

Revenue recognition. We record sales, net of estimated returns, when merchandise is purchased by customers at retail locations. When merchandise is shipped from a warehouse directly to a customer, we record sales when such merchandise is received by the customer. Return allowances, which reduce net sales by our best estimate of expected product returns, are estimated using historical experience. As of October 2, 2004, January 3, 2004 and September 27, 2003, reserves for allowances and returns were $0.2 million. The issuance of gift cards is recorded initially as a liability. Revenue is recognized at the time the customer redeems the gift card and takes possession of merchandise.

Comparable store sales. We define comparable store sales as sales from stores that have been open at least 13 months, where selling square footage did not change by more than 40% in the previous 13 months and where a store moved less than ten miles from its original location.

Merchandise categories. The merchandise that we sell can be divided into four general categories: Maintenance, which includes engine systems, plumbing and electrical; Safety, which includes electronics, navigation and media; Hardware, which includes fasteners, trailers, deck hardware, ropes, chains, anchors and ventilation; and Powerboat and Lifestyle, which includes apparel, cabin and galley, fishing, watersports, boats, motors and gift items. The following chart shows the relative proportion of gross sales contributed by each of these four categories:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Maintenance	32%	32%	33%	34%
Safety	27%	27%	28%	28%
Hardware	19%	18%	18%	17%
Powerboat and Lifestyle	22%	23%	21%	21%

	100%	100%	100%	100%

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

Potentially obsolete inventories are marked down based upon current levels of discontinued product and historical analysis of the liquidation of discontinued inventory below cost. The nature of the majority of our inventory is such that the risk of obsolescence is minimal.

Vendor allowances. We receive consideration from vendors through a variety of programs and arrangements, including cash discounts and purchase quantity discounts. We record vendor consideration in net inventory value and recognize such allowances as a reduction to cost of goods sold as the related products are sold.

Long-lived assets. We depreciate computer equipment over useful lives of two to five years, depending upon the specific category of asset. We depreciate leasehold improvements over the lesser of the lease term or the estimated useful lives of the improvements, usually ten years. Buildings are depreciated over 25 years. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures, indicate that the carrying value of an asset may not be recoverable. At the time a decision is made to close a store, we record an impairment charge, if appropriate, and accelerate depreciation over the revised useful life. We believe at this time that the carrying values and useful lives of West Marine’s long-lived assets continue to be appropriate.

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

Reclassifications. Certain 2003 amounts have been reclassified to conform with 2004 presentations.

Results of Operations

The following table sets forth certain income statement components expressed as a percent of net sales:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy	69.0%	69.9%	67.2%	68.5%

Gross profit	31.0%	30.1%	32.8%	31.5%
Selling, general and administrative expenses	24.1%	22.4%	23.6%	23.4%
Acquisition integration costs	—	—	—	0.1%

Income from operations	6.9%	7.7%	9.2%	8.0%
Interest expense	0.7%	0.8%	0.8%	1.0%
Charge related to extinguishment of debt	—	—	—	0.4%

Income before income taxes	6.2%	6.9%	8.4%	6.6%
Provision for income taxes	2.4%	2.7%	3.3%	2.6%

Net income	3.8%	4.2%	5.1%	4.0%

Net sales for the third quarter of 2004 were $183.1 million, a decrease of $8.8 million, or 4.6%, compared to net sales of $191.9 million in the third quarter of 2003. Net income for the third quarter of 2004 was $6.9 million, or $0.32 per share, compared to net income of $8.1 million, or $0.39 per share, in the third quarter of 2003.

Net sales attributable to our Stores division decreased $9.4 million to $135.7 million in the third quarter of 2004, a 6.5% decrease compared to the third quarter of 2003, partly due to the effects of four hurricanes battering Florida, the Gulf of Mexico and the east coast during August and September, causing a number of our stores to close for days or weeks, including one store which has been closed indefinitely. Comparable store sales are an important performance metric used by our management. Comparable store sales decreased 7.7% for the third quarter of 2004 compared to the same period a year ago, partly due to the shift of the Independence Day holiday weekend into the second quarter this year from the third quarter last year, as well as the effects of the four hurricanes. Comparable store sales decreased by region for the third quarter of 2004 as follows: Northeast (11.7%); Southeast (5.1%); and West Coast (3.9%). Wholesale (Port Supply) net sales through our distribution centers increased 0.2%, to $12.2 million in 2004 compared with 2003, primarily as a result of better in-stock inventory rates and a targeted wholesale marketing program. Direct Sales net sales decreased $0.7 million, or 5.9%, to $11.7 million, primarily due to Direct Sales customers migrating to new stores as they open in these customers’ geographic areas.

For the first nine months of 2004, net sales increased $28.9 million, or 5.4%, to $564.9 million, compared to $536.0 million for the first nine months of 2003, primarily due to increased store sales arising from the addition of 29 new stores since the end of the third quarter of 2003. Stores’ net sales were $488.2 million for the first nine months of 2004, an increase of $27.5 million, or 6.0%, compared to the $460.7 million recorded for the same period a year ago. Net sales in new stores opened since the first nine months of 2003 were $10.7 million. Net sales from comparable stores for the first nine months of 2004 increased 1.1%, or $4.6 million. Wholesale (Port Supply) sales increased by $2.2 million, or 6.0%, to $39.3 million for the first nine months of 2004 from $37.1 million for the same period a year ago. Comparable store sales increased by region for the first nine months of 2004 as follows: Northeast 0.4%; Southeast 0.6%; and West Coast 2.9%. Direct Sales net sales decreased by 2.1%, to $37.4 million for the first nine months of 2004, compared to $38.2 million for the same period last year. Stores, Wholesale (Port Supply) and Direct Sales represented 86.4%, 7.0% and 6.6%, respectively, of our net sales for the first nine months of 2004, compared to 86.0%, 6.9% and 7.1%, respectively, of our net sales for the first nine months of 2003.

Gross profit decreased by $1.0 million, or 1.7%, to $56.8 million for the third quarter of 2004, compared to $57.8 million in the third quarter of 2003. Gross profit percentage is another key performance metric used by our management. Gross profit as a percentage of net sales increased 0.9% to 31.0% for the third quarter of 2004, compared to 30.1% in the third quarter of 2003. Our gross profit was $185.1 million for the first nine months of 2004, an increase of $16.2 million, or 9.6%, compared to gross profit of $168.9 for the same period a year ago. Gross profit represented 32.8% of net sales for the first nine months of 2004, compared to 31.5% in the same period last year. Gross profit as a percentage of sales increased for the third quarter and the first nine months of 2004, compared to the prior year primarily due to better product margins stemming from several factors, including: private label product expansion, favorable vendor terms and the increased number of our Express stores, which tend to stock higher margin products such as maintenance, repair and plumbing supplies. This increase was partially offset by the deleveraging of occupancy costs due to lower than expected sales and the addition of new stores, which added occupancy costs without the expected increase in sales.

Selling, general and administrative expenses increased $1.0 million, or 2.4%, to $44.1 million in the third quarter of 2004, compared to $43.1 million for the same period last year. Selling, general and administrative expenses increased as a percentage of sales to 24.1% in 2004, versus 22.4% last year, primarily because labor costs for our stores outpaced lower than projected third quarter sales. For the first nine months of 2004, selling, general and administrative expenses increased by $6.7 million, or 5.3%, to $132.8 million, compared to $126.1 million for the first nine months of 2003, which included $0.9 million in costs related to the integration of the operations we acquired from Boat America Corporation. Selling, general and administrative expenses represented 23.6% of net sales for the first nine months of 2004, compared to 23.5% for the same period a year ago. The future profitability of our company largely is dependent on our ability to increase sales and gross profit while containing selling, general and administrative expenses.

Interest expense decreased $0.1 million, or 6.7%, to $1.4 million in the third quarter of 2004, compared to $1.5 million for the same period last year. For the first nine months of 2004, interest expense decreased by $2.4 million, or 33.4%, to $4.7 million, compared to $7.1 million for the same period a year ago. Interest expense for the first nine months of 2003 included a $1.9 million charge related to the extinguishment of debt in connection with our acquisition of Boat America. Excluding the charges relating to extinguishment of debt in 2003, interest expense for the first nine months of 2004 decreased by $0.5 million, or 9.0%, compared to $5.2 million for the same period a year ago. The decrease in interest expense was due to lower levels of debt in 2004 compared to last year.

Income taxes increased $4.6 million, or 33.3%, to $18.5 million for the first nine months of 2004, compared to $13.9 million for the same period a year ago, due to a 33.3% increase in pre-tax income. Our effective income tax rate was 39.0% of pre-tax income for the first nine months of both 2004 and 2003.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures, pre-opening expenses, beginning inventory for new stores and remodeling or relocating older stores. We may also require additional capital in the event we choose to pursue acquisition opportunities. We believe our existing credit facilities and cash flows from operations will be sufficient to satisfy our liquidity needs for the next 12 months.

Operating activities

During the first nine months of 2004, net cash provided by operating activities consisted primarily of net income, excluding depreciation and amortization, of $46.7 million and an increase in accrued expenses of $9.9 million. This was partially offset by a decrease in accounts payable of $29.2 million and an increase in inventories of $7.5 million. Inventory increased approximately 11.5% over last year because we increased inventories in order to stock the 12 new stores planned for fourth quarter 2004 and because third quarter sales were lower than we had projected earlier in the year. Excluding the impact of inventory build-up for new stores, inventory increased approximately 5%. Trade payables decreased by 21.5% over last year, primarily because 2003 was a 53-week year, shifting the calendar for our September month-end check run into the third quarter this year, versus the fourth quarter last year.

Investing Activities

During the first nine months of 2004, we spent $16.5 million for capital expenditures. We expect to spend from $25.0 million to $27.0 million on capital expenditures during 2004, mainly for new stores. We intend to pay for our expansion through cash generated from operations and bank borrowings.

Financing Arrangements

At October 2, 2004 we had a $175.0 million credit line that would have expired in January 2006. Borrowings under this credit line at the end of the third quarter of 2004 were $116.5 million, bearing interest at rates ranging from 3.84% to 5.25%. On October 14, 2004, we entered into a new credit agreement with up to $190 million in borrowing capacity. At West Marine’s option, up to $50 million in additional borrowing capacity is available. This new credit agreement is guaranteed by West Marine and its subsidiaries and is secured by a security interest in substantially all of the assets of West Marine and its subsidiaries. This credit agreement offers West Marine lower fees, more liberal covenants and fewer restrictions on our business activities, such as making acquisitions. Upon the closing of our new credit facility, we immediately borrowed $125.0 million under the new facility and used $120.1 to repay our old credit line and $0.6 million to pay bank fees related to the new credit facility. In connection with the repayment and retirement of our old credit facility, we expect to record a charge of $1.2 million in the fourth quarter of 2004 representing the unamortized portion of loan costs and other capitalized costs associated with our prior credit line. While this charge will reduce our net income and earnings per share, it is not expected to have a material impact on our results of operations or liquidity. The new credit facility includes a $30.0 million sub-facility available for the issuance of commercial and stand-by letters of credit. The new credit facility also includes a sub-limit of up to $20.0 million for same day advances.

Depending on our election at the time of borrowing, our new credit facility bears interest at either (a) the higher of (i) the bank’s prime rate; (ii) the federal funds rate; or (b) LIBOR plus 1.125%.

Both our previous and our new credit facility contain various covenants which require us to maintain certain financial ratios, including debt service coverage, debt to earnings and current ratios. The covenants also require us to maintain minimum levels of net worth and place limitations on the types and levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures. As of October 2, 2004, and October 14, 2004, we were in compliance with all such covenants.

At the end of the third quarter of 2004, we had $5.6 million of outstanding stand-by letters of credit and $0.2 million of outstanding commercial letters of credit, compared to $4.0 million and $0.2 million, respectively, at the end of third quarter 2003.

For the third quarter of 2004, the weighted average interest rate on all of our outstanding borrowings was 4.75%.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of October 2, 2004, we are not involved in any unconsolidated special purpose entities or variable interest entities.

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

Business Trends

The health of our business is directly related to the number of domestic boat owners and the frequency of boating activities. According to a study by the National Marine Manufacturers Association, new boat sales increased approximately 11% in the ten years from 1993 to 2002. However, new boat sales declined in both 2001 and 2002 from a ten-year high in 2000, corresponding with a general softening of the U.S. economy during the same period. This trend may continue in the future. However, management believes that improved boat show attendance may indicate a potential reversal of this two-year decline.

For the long-term, demographics appear to favor the boating industry through the end of the decade. According to the U.S. Census Bureau, the portion of the population aged 45 to 54, which represents a key component of boat owners and our customer base, is expected to grow significantly before peaking in 2010.

Our growth has principally been fueled by geographic expansion through the opening of new stores and the acquisition of Boat America’s retail operations in January 2003. Future net sales and profit growth, if any, increasingly will be dependent on our ability to open new profitable stores. Our Direct Sales division continues to face market share erosion in markets where either we or our competitors have opened new stores. We expect this trend to continue.

We opened 14 traditional stores and nine Express stores in the first nine months of 2004, including one new store in Ontario,

Canada. We plan to open an additional seven traditional and five Express stores during the fourth quarter, for a grand total of 21 new traditional and 14 new Express stores opened during 2004. We also converted our traditional store in San Diego, California to a superstore. Our two superstores are approximately 25,000 square feet each, our typical traditional store is approximately 6,000 square feet and our typical Express store is approximately 2,500 square feet.

We closed two stores during the third quarter of 2004, one of which was severely damaged due to Hurricane Charley. We expect that store, located in Punta Gorda, Florida, to reopen next year. We plan to close one store during the fourth quarter because a new freeway is being built over that property.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains “forward-looking statements,” as defined by the Private Securities Litigation Reform Act of 1995. All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act. Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “planned,” “will,” “expect,” “project,” “positioned,” “strategy,” and similar expressions. These are based upon our assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made, and we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

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

Our operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, severe weather or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters.

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

Additional factors which may affect our financial results include inventory management issues, the impact of the Internet and e-commerce on the supply chain, fluctuations in consumer spending on recreational boating supplies, fluctuations in fuel prices, environmental regulations, demand for and acceptance of our products and other risk factors disclosed from time to time in our filings with the Securities and Exchange Commission.

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

ITEM 4 – CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of West Marine (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of October 2, 2004, that West Marine’s disclosure controls and procedures are effective to ensure that information required to be disclosed by West Marine in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by West Marine in such reports is accumulated and communicated to West Marine’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. West Marine’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching West Marine’s desired disclosure control objectives and are effective in reaching that level of reasonable assurance.

There were no changes in West Marine’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, West Marine’s internal control over financial reporting during the quarter ended October 2, 2004.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

(a)	Exhibits:

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.2 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Marketing Agreement, dated as of January 14, 2003, between and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc.

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	WEST MARINE, INC.

	By:	/s/ John H. Edmondson
John H. Edmondson
Chief Executive Officer

	By:	/s/ Eric S. Nelson
Eric S. Nelson
Senior Vice President, Finance and Chief Financial Officer