Form 10-K
period 2005-01-01
WEST MARINE INC
filed 2005-03-25
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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

Yes  ☒    No  ☐

At July 2, 2004 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $493.8 million based upon the last sale price reported for such date on The Nasdaq National Market. At February 26, 2005, the number of shares outstanding of the registrant’s Common Stock was 20,919,191.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part II, Item 5 and Part III of this Form 10-K

WEST MARINE, INC.

2004 FORM 10-K ANNUAL REPORT

i

PRELIMINARY NOTE

This annual report on Form 10-K is for the year ended January 1, 2005. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the Securities and Exchange Commission in the future automatically will update and supersede information contained in this annual report.

We undertake no obligation (other than that required by law) to publicly update or revise any disclosures contained in this report, whether as a result of new information, future events or otherwise. Website references throughout this report are for information only, and the content of these websites is not incorporated by reference and should not otherwise be considered a part of this report.

ii

PART I

ITEM 1—BUSINESS

General

West Marine is one of the largest boating supplies retailers in the world, with net sales in 2004 of $683.0 million. Store operations, which generate approximately 86% of our net sales, are conducted under two brand names—West Marine and BoatU.S. Our 375 stores open at the end of 2004 are located in 38 states, Puerto Rico and Canada.

Our Port Supply wholesale division, representing approximately 7% of our net sales, is the largest wholesale distributor of marine equipment in the United States, serving boat manufacturers, marine services, commercial vessel operators and government agencies. Our Direct Sales division, which includes our catalog and Internet operations, accounted for the remaining 7% of our net sales and offers customers all over the world more than 50,000 products—far more than any competitor. Our three distribution centers are located in Rock Hill, South Carolina, Hollister, California and Hagerstown, Maryland.

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

All references to 2004, 2003 and 2002 in this report refer to our fiscal years ended on January 1, 2005, January 3, 2004, and December 28, 2002, respectively. Fiscal year 2003 was a 53-week year, while both 2004 and 2002 were 52-week years.

Business Strategy

Our business strategy is to offer an extensive selection of high-quality marine supplies and apparel to the recreational aftermarket for both sailboats and powerboats at competitive prices in a convenient, one-stop shopping environment, emphasizing customer service and technical assistance. Most of our associates with customer contact participate in our comprehensive Technical Training Program, with almost a quarter of those participants achieving the highest certification level.

We pursue a growth strategy through geographic diversification. Our planned expansion is subject to a number of factors, including the adequacy of our capital resources, as well as our ability to locate suitable store sites and to negotiate acceptable lease terms, our ability to hire, train and integrate associates, and our ability to adapt our distribution and other operational systems.

In January 2003, we acquired the retail stores, catalog and wholesale operations of Boat America Corporation (“Boat America”) for $72 million in cash and the assumption of certain liabilities. The acquisition provided us with greater operating flexibility and allowed us to achieve synergistic cost savings by immediately expanding our store base. The acquisition enhanced our presence in most major geographic boating markets within the United States, allowing us to better compete in the marine products aftermarket.

Historically, West Marine and Boat America have maintained different images with their customers. While West Marine’s brand name has long been associated with sail-boating as well as power-boating, many boaters have perceived Boat America’s trade name, BoatU.S., as synonymous with power-boating. Therefore, currently we plan to continue to operate the acquired stores and catalog operations (Direct Sales) under the BoatU.S. trade name to capitalize on the brand loyalty of Boat America customers and to foster cross-selling and cross-marketing opportunities. Of our 375 locations open at the end of 2004, 315 were West Marine stores and 60 were BoatU.S. stores.

Stores Division

The following table sets forth the number of stores open at the end of each year, by geographic region:

	2004	2003	2002	2001	2000
Western (including Canada)	89	80	67	56	56
Northeast	147	141	103	102	97
Southeast (including Puerto Rico)	139	124	87	82	80

Total	375	345	257	240	233

Since opening our first store in Palo Alto, California in 1975, we have grown through internal expansion and through acquisitions.

We opened 34 new West Marine stores during 2004, including our first two locations in Ontario, Canada. In addition to our traditional stores, which average in the range of 6,000 to 8,000 square feet and carry about 7,000 items, we operate larger “superstore” and smaller “Express” store formats.

We launched our first superstore in Ft. Lauderdale, Florida during 2003. We opened our second superstore in June 2004 by expanding an existing San Diego, California location. Averaging approximately 25,000 square feet, our superstores feature an expansive array of merchandise—about 15,000 items—as well as interactive displays to help customers choose the right products for their boating needs.

We opened 13 new Express stores during 2004, ending the year with a total of 27 Express stores located on both coasts. Ranging from 2,200 to 3,000 square feet, these smaller stores stock about 3,000 items, mainly hardware and supplies needed for day-to-day boat maintenance, but Express stores can be serviced quickly with additional merchandise shipped from other locations.

We closed four traditional stores during 2004, of which only one was due to poor performance. The other three locations had been profitable: our Punta Gorda, Florida store was closed due to hurricane damage but is expected to re-open in a new location during 2005; a store in Houston, Texas was closed due to construction of a new freeway project; and a store in Santa Barbara, California was closed due to a major waterfront construction project, but is expected to re-open during spring 2005. We remodeled six locations during 2004, including a BoatU.S. store in Florida that we converted to a West Marine store.

We plan to open more than 50 new stores in 2005, consisting of approximately 25 West Marine Express stores, with the remainder being traditional format stores located mainly in higher volume U.S. coastal markets. We also plan to remodel approximately six existing stores and to close approximately three under-performing stores during 2005.

Wholesale Division

Port Supply, our wholesale division, was created to expand our market share across a broader customer base and to leverage our purchasing and distribution efficiencies. Our broad retail assortment gives Port Supply an advantage in serving wholesale customers looking for a larger assortment of products than that carried by typical distributors. We serve the wholesale market through 35 commissioned sales associates, our retail stores, our call center and our website, www.portsupply.com.

We distributed marine supplies to over 25,000 domestic and international wholesale customers in 2004. Our wholesale customers include businesses involved in boat sales, boat building, boat repair, yacht chartering and commissioning. In addition, Port Supply sells to government and industrial customers who use marine-related products. For example, we supply foul weather gear to several utility companies.

Direct Sales Division

We process catalog orders at our Watsonville, California and Largo, Florida call centers for fulfillment by one of our three distribution facilities. We design and produce our catalogs at our Watsonville support center utilizing a desktop publishing system. This enables us to make both pricing and product changes until shortly before the catalogs are printed. In addition, we mail smaller, seasonal, full-color catalogs and flyers during the year. We plan to distribute, by direct mail and through our stores, over one million copies of our annual merchandise catalog during the first quarter of 2005.

Our Direct Sales division websites, www.westmarine.com and www.boatus-store.com, address the growing significance of e-commerce in the marketplace by targeting all segments of boat enthusiasts. Both websites are updated continuously with product, pricing and stocking changes, and both include online product advisors, technical information, consumer product reviews, news, feature stories and other information of interest to boaters. Customers may also research boat insurance and towing services, apply for boat financing and access membership program information through our websites.

Customer surveys show that both our catalogs and our websites serve as effective marketing and advertising tools for our retail stores by providing in-depth technical information and by assisting with product selection. During 2005, we plan to more than double the range of products offered through our websites and to promote cross-channel initiatives, such as offering web-to-store shopping and analyzing catalog and Internet sales data to help determine new store locations and product assortments.

Foreign Sales

We have six stores located in Canada and two stores located in Puerto Rico. We also sell our products in foreign countries through the West Marine catalog and the West Marine website. For each of the years ended 2004, 2003 and 2002, sales outside of the United States represented less than 4% of our net sales.

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

Safety. Safety is our second largest category in sales volume, but it is also our lowest in gross margin. Besides items like life jackets, flares, harnesses and first aid kits, the Safety category also includes electronics products such as global positioning navigational systems, ship-to-shore radios, marine stereos, autopilots, fish finders and radars. We also offer private label VHF radios and other electronics equipment. Private label products and items that we co-brand with manufacturers represent a significant portion of sales in this category.

Powerboat and Lifestyle. This broad category includes fishing and watersports products, small boats and motors, items for the cabin and galley, gift items, footwear and apparel. We substantially increased the number of fishing and watersports products we carried in 2004 and intend to continue to expand these categories in 2005 with more private label products. We feature a broad selection of high-quality boating apparel and footwear, a large portion of which are private label.

Hardware. Our focus is on basic marine hardware, where we provide the market for projects and applications. Hardware products include items such as rope, chain, anchors, trailers and deck hardware. Like

Maintenance, products in this category tend to produce relatively high gross margins and are considered by boat owners to be more of a necessity than a discretionary purchase.

The following chart shows the approximate relative proportion of gross sales contributed by each of these four categories:

	Fiscal Year
	2004	2003	2002
Maintenance	32%	32%	32%
Safety	29%	29%	29%
Powerboat and Lifestyle	22%	22%	21%
Hardware	17%	17%	18%

	100%	100%	100%

We strive to maintain consistent in-stock availability of merchandise. In most instances an individual store’s merchandise mix is tailored to respond to local market conditions and buying preferences. Any items stocked by us but not available in a particular store can be shipped to the customer, usually overnight, from our distribution center. In addition, our special orders department can acquire products that we do not stock normally.

Our policy is to offer our products at prices that are competitive with prices charged by other national and regional marine supply specialty retailers. Our commitment to offering competitive prices is supported by our price protection program where we will either match a competitor’s store price or refund the difference between our store price and the competitor’s store price. Our merchandising group sets prices centrally. Store managers, however, are responsible for assessing the local market and recommending competitive price changes in response to regional market influences.

During 2005, we are implementing a major new merchandising initiative, called “Navigator”, that gives customers in our stores on-line access to the entire marine assortment of products offered for sale by our major vendors, not just the products we stock.

Sourcing and Purchasing

Our Senior Vice President of Merchandising is responsible for the selection of vendors and products for our merchandise. This person supervises our category managers, who are responsible for judging the quality and arranging delivery of specific product categories, including the manufacture of private label merchandise. Our Senior Vice President of Planning and Replenishment is responsible for purchasing and for managing inventory levels in our distribution facilities and our stores while minimizing in-store out-of-stocks. Merchandise planners are assisted by a management information system that provides current inventory balance, price and usage information and that recommends purchase quantities, enabling our managers to react quickly to market changes and customer demand.

We purchased merchandise from more than 1,300 vendors during 2004 and realized significant savings through quantity purchases, advance deliveries and direct shipments. We offer many brands that are well known to our customers. In 2004, no one vendor accounted for more than 12% of our merchandise purchases, and our 20 largest vendors accounted for approximately 43% of our merchandise purchases. Generally we purchase merchandise from our suppliers on an order-by-order basis and we have a limited number of long-term purchase contracts or other contractual assurances of continued supply or pricing.

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

During 2004, we increased our offerings of high-end private label and exclusive merchandise. Our private label merchandise, which we sell under the “West Marine” and “Seafit” brand names, is manufactured to our specifications on a contract basis in the United States, Europe and the Pacific Rim, and typically has higher gross margins than comparable brand name merchandise. We have a limited number of long-term contracts with our manufacturing sources, and we compete with other companies for production facilities and import quota capacity.

Customer Service

We are committed to achieving “better than expected” customer service to encourage repeat business. In order to motivate responsive, well-trained sales associates, we devote significant resources to developing and implementing associate training programs aimed at increasing product knowledge and responsiveness to customer needs. In addition, we provide a price-protection program, special order capabilities and a “no hassle” satisfaction guarantee that permits customers who are not completely satisfied to return an item for exchange, credit or refund. To educate customers on the latest developments in boating and product offerings, we include an array of information such as the “West Advisor” sections in our catalogs and on our website. Most store managers are drawn from our sales associates and are avid boating enthusiasts.

Our annual merchandise catalogs provide technical information relating to various boating subjects, thereby providing customers with a higher degree of product knowledge. We place great emphasis on new hire training, on-the-job training, additional self-paced training and field tests to help ensure that sales associates are familiar with the technical elements of our product offerings. We also offer support for our customers and associates seven days a week, 24 hours a day, through our toll-free customer support line at 1-800-BOATING.

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

Site Selection and Store Design

To identify potential new store locations, we evaluate a number of factors, including proximity to existing stores and the volume of our catalog and Internet sales in the area, as well as the performance of local competitors. In choosing among specific sites available within a new market area, we apply standardized site selection criteria, including the number of boat slips and boat registrations within a certain radius, local demographics and overall retail activity.

Our stores generally are located either near boat marinas or at central locations readily accessible to boaters. Our stores typically are open seven days a week, including most holidays. Most stores feature large, readily visible outdoor signage, easy access from major roads and convenient customer parking.

Our brightly lit, well-organized stores are designed to provide a pleasant and convenient shopping environment. Store design depends mainly on the size of the store and local market characteristics. Merchandise is grouped by product category, clearly identified by signs marking each aisle. Store layout is designed to expose each customer to a large portion of the store’s product offerings and to stimulate purchases. Eye-catching end-cap displays feature new products or promotional items, or focus on a particular product category, such as safety equipment.

Our superstores feature new designs, including interactive product displays, fully equipped galley presentations, complimentary Internet access for our traveling customers, a nautical library and print on demand charts.

Store Operations

Our stores are segregated into geographic regions with a regional manager responsible for each. Regional Vice Presidents report to the Senior Vice President of Stores. Each region is separated into districts, each with a District Manager responsible for store operations within his or her district. Our District Managers visit the stores within their districts frequently in order to monitor operating performance and to determine compliance with our operating standards. The typical staff for our stores consists of one Store Manager, an Assistant Store Manager and between four and twenty full-time and part-time sales associates. Store Managers make hiring decisions and monitor and respond to local competitive forces and seasonal requirements.

Store Managers and District Managers participate in an incentive plan that ties compensation awards to the achievement of specific store performance goals. We advocate broad-based participation in our stock purchase plans, and most associates are eligible to receive stock option grants.

West Marine holds a private “boating equipment show” featuring more than 80 of the industry’s most prominent vendors, exclusively for more than 400 of our key associates. This innovative training session is a powerful opportunity for vendors to provide store managers with product information. The equipment show is just one aspect of “West Marine University,” an intensive training program for store managers now in its 20th year. In addition to the equipment show, managers participate in classroom sessions and role-playing exercises and have the opportunity to hear from keynote speakers on subjects ranging from sales and management techniques to current marine industry topics.

See Note 10 of the Notes to Consolidated Financial Statements set forth in “Item 8—Financial Statements and Supplementary Data” for certain financial information regarding the Stores business segment.

Logistics

We operate three full-service distribution centers in support of our supply chain network: a 472,000 square foot facility in Rock Hill, South Carolina; a 287,000 square foot warehouse in Hagerstown, Maryland; and a 240,000 square foot facility in Hollister, California.

Vendors generally ship product to one of our three distribution centers, where merchandise is inspected, verified against the original purchase order and prepared for shipment to stores and customers. Some suppliers also ship directly to our stores. We intend to increase the volume of vendor-to-store shipments in 2005. We use several domestic and international transportation methods, including ground and air freight, as well as company-owned trucks and vans.

Our distribution centers utilize advanced material handling technologies as well as radio frequency communications to enable real-time management of inventory and production efforts. Each year for the past several years, we have reduced labor and process costs in our distribution centers significantly. While the pace of these annual cost savings is expected to slow, we intend to avoid major increases in labor and process costs in the next few years by increasing storage capacity and productivity in our existing warehouses, instead of building new facilities to accommodate our sales growth.

Most store inventories are replenished weekly, with many stores receiving a second weekly shipment during peak seasonal periods. Large volume stores may receive multiple shipments each week throughout the year. In 2005, we intend to implement a more regional strategy, which we expect will reduce our freight costs by replenishing store inventories from the closest distribution center.

Information Systems

The Information Systems department continues to utilize advanced technology for the benefit of West Marine, developing business systems that compile transaction data for financial reporting and daily information on sales, gross margins, and inventory levels while providing company management with advanced planning and analytical tools. An integrated enterprise system runs on multiple IBM iSeries computers, supporting stores, catalog, Internet, and wholesale operations, with an emphasis on improved productivity and reduced cost. Inventory planning and purchasing functions are processed through suite software applications that are integrated with our core enterprise system.

Each of our stores is connected to the company’s support center through a wide area network that provides up-to-the-minute transaction information and secure bi-directional communication for voice, inventory availability and pricing, credit card approval and customer service functions. We enhance this system continuously.

We see the Internet as a key component of our current and future plans. The Internet:

•	Allows customers to access product information and place orders via our websites;

•	Allows associates to find current information about an expansive array of products available across our vendor base; and

•	Promotes education on boating topics for both customers and associates.

We believe our information systems provide us with a competitive advantage by enabling us to improve customer service, operational efficiency and management’s ability to evaluate critical performance factors.

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

We participate in a number of boat shows and sponsor a number of boating-related events each year, ranging from sailing regattas and fishing derbies to waterway clean-up and environmental-quality campaigns. We also sponsor the biennial West Marine Pacific Cup race from San Francisco to Oahu, as well as a series of youth regattas held annually around the country. These events are designed to encourage participation in boating and increase the number of people enjoying the boating lifestyle, while promoting environmental responsibility.

During 2004 our free customer loyalty program, West Advantage, reached 1.9 million members, while participation in our paid membership programs, under the West Advantage Plus and BoatU.S. trade names, reached over half a million boaters. These programs are the largest boating membership programs in the United States.

We intend to launch several key marketing initiatives during 2005, including the implementation of an advanced customer relations management system, a major restructuring of our loyalty program and the transition from a private label credit card to a personalized, co-branded credit card.

Competition

The retail market for marine supplies is highly competitive and our stores compete with other specialty supply stores. Many of these competitors have stores in markets where we now operate and in which we plan to expand. We compete with a wide variety of local and regional specialty stores, sporting goods stores and mass merchants. Also, we have a number of competitors in the catalog and wholesale distribution of marine products.

The principal factors of competition in our marketplace are quality, availability, price, customer service, convenience and access to a variety of merchandise. We believe that we compete successfully on the basis of all such factors.

Trademarks and Service Marks

We own the trademarks and service marks “West Marine” and “Port Supply,” among others. These marks and a number of others are registered with the United States Patent and Trademark Office and in certain foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. In January 2003, we acquired rights to use the name “BoatU.S.” in our retail and wholesale operations.

Associates

As of January 29, 2005, we had 4,661 associates, of whom 2,388 were full-time and 2,273 were part-time or temporary. A significant number of temporary associates are hired during our peak selling season.

Available Information

West Marine’s Internet address is www.westmarine.com. We make available, free of charge through the “Investor Relations” portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. Interested persons may also access copies of these reports through the Securities and Exchange Commission’s website, www.sec.gov.

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Peter L. Harris	61	Chief Executive Officer
Richard E Everett	51	President and Chief Operating Officer
Eric S. Nelson	48	Senior Vice President, Chief Financial Officer and Secretary

Peter L. Harris has served as a director and as Chief Executive Officer of West Marine since January 3, 2005. Mr. Harris began his retail career with GEMCO, the department store subsidiary of Lucky Stores, where he rose to become Chief Executive Officer in 1980. He then served as the Chief Executive Officer of FAO Schwarz from 1985 to 1992. Mr. Harris next became the Chief Executive Officer of software publisher Accolade, and from 1995 to 2000, he served as the Chief Executive Officer of The Picture People, a mall-based retailer. Most recently, Mr. Harris served as the Chief Executive Officer of the National Football League’s San Francisco 49ers, a position he held until July 2004. From July 2004 through December 2004, Mr. Harris performed management consulting services through Phoenix Retailing, a California corporation of which he is the sole shareholder.

Richard E Everett was promoted to President of West Marine in August 2003 while continuing as Chief Operating Officer, a position he has held since 1995. He has served as a director of West Marine since 1994. Mr. Everett currently oversees Merchandising, Marketing, Replenishment, Real Estate, Wholesale, Boat Services and Visual Merchandising. From 2001 to 2002, Mr. Everett served as President of Retail, which included the Stores and worldwide Catalog & Internet divisions. From 1998 to 2001, Mr. Everett was President of Stores, directing the day-to-day operations and expansion of West Marine’s nationwide retail store network. From 1996 to 1998, he served as Executive Vice President and has held various other positions since joining West Marine in 1981.

Eric S. Nelson has served as Senior Vice President of Finance, Chief Financial Officer and Secretary since May 2003. Mr. Nelson joined West Marine in March 2000 as Vice President of Finance and Controller. He served as CFO for Dental Components International from 1999 to 2000, CFO for Fluid Air Components from 1995 to 1999 and CFO for Etcetera Retail Chain Stores, Inc. from 1989 to 1994. He was an Assistant Controller with May Department Stores from 1979 to 1989, and worked as a “troubled company” turnaround specialist from 1994 to 1995.

West Marine has adopted a code of ethics for its associates and Board of Directors, as well as an additional Code of Ethics for its senior financial officers (including our principal executive officer, principal financial officer and controller). Copies of these codes of ethics are available on West Marine’s website at www.westmarine.com, or printed copies can be obtained by writing to the Secretary, West Marine, Inc., 500 Westridge Drive, Watsonville, California 95076. Any amendments to these codes of ethics, as well as any waivers that are required to be disclosed under the rules of the Securities and Exchange Commission or the Nasdaq Stock Market, are posted on our website.

ITEM 2—PROPERTIES

Our executive offices and support center are located in a 90,000 square foot facility in Watsonville, California, which we occupy under a lease that expires in 2006. We operate a 240,000 square foot distribution center located in Hollister, California, under a lease that expires in 2011, a 472,000 square foot distribution center located in Rock Hill, South Carolina, under a lease that expires in 2007, a 287,000 square foot distribution center located in Hagerstown, Maryland, under a lease that expires in 2006, and, starting in March 2005, a 10,000 square foot call center for processing catalog and Internet orders located in Largo, Florida, under a lease that expires in 2013.

At January 1, 2005, our 375 stores comprised an aggregate of approximately 2.8 million square feet of space. All of our stores, except three, are leased, typically for a five-year term, with options to renew for additional terms. In most cases, we pay a fixed rent. Substantially all of our leases require us to pay insurance, utilities, real estate taxes, repairs and maintenance expenses.

ITEM 3—LEGAL PROCEEDINGS

We are a party to legal proceedings that are ordinary and incidental to our business. We do not expect that any of these legal proceedings currently pending will have a material adverse impact on our consolidated financial position, consolidated results of operations or cash flows.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

West Marine’s common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol “WMAR”. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported by the Nasdaq Stock Market.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
High	$32.70	$33.25	$24.00	$25.35
Low	$25.83	$23.75	$18.09	$19.83

2003
High	$17.72	$19.01	$23.94	$27.50
Low	$13.69	$14.91	$17.50	$18.92

As of March 1, 2005, there were approximately 7,531 holders of record of our common stock and the last sale price reported on the Nasdaq National Market was $24.49 per share.

We have not paid any cash dividends on our common stock, and we do not anticipate doing so in the foreseeable future.

The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 6— SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated balance sheet data for 2004 and 2003 and consolidated statement of income data for 2004, 2003 and 2002 has been derived from our consolidated financial statements for the fiscal years presented and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 and the Financial Statements and Supplementary Data and notes thereto in Item 8.

(in thousands, except per share and operating data)	2004		2003		2002	2001	2000
Consolidated Income Statement Information:
Net sales	$682,996		$660,936		$530,588	$512,873	$508,364
Income from operations	46,771	(1)	41,286	(3)	34,813	28,039	18,266	(5)
Income before income taxes	39,459	(1,2)	32,403	(4)	31,253	23,193	12,304	(5)
Net income	25,534	(1,2)	20,090	(4)	18,908	13,917	7,391	(5)
Net income per share:
Basic	$1.23	(1,2)	$1.02	(4)	$1.00	$0.79	$0.43	(5)
Diluted	$1.20	(1,2)	$0.99	(4)	$0.97	$0.77	$0.42	(5)

Consolidated Balance Sheet Information:
Working capital	$287,192		$249,690		$167,938	$144,398	$129,255
Total assets	532,315		493,258		358,487	320,809	307,782
Long-term debt, net of current portion	124,064		128,851		48,731	59,426	66,500

Operating Data:
Stores open at year-end	375		345		257	240	233
Comparable stores net sales Increase (decrease)(6)	0.3	%(7)	(2.5	%)(7)	0.9%	(0.2%)	2.3%

(1)	Includes a $1.9 million pre-tax charge related to the correction of certain lease accounting practices (see Note 1, “Significant Accounting Policies—Deferred Rent”). The impact of this charge represents $0.06 per basic and diluted share after tax.

(2)	Includes both a $1.1 million pre-tax gain on the sale of real property in Florida and a $1.4 million pre-tax charge for unamortized portion of loan costs in connection with obtaining a new bank credit facility. The net impact of this gain and this charge represents $0.01 per basic and diluted share after tax.

(3)	Includes a $0.9 million pre-tax charge for integration costs associated with the Boat America acquisition.

(4)	Includes both a $0.9 million pre-tax charge for integration costs associated with the Boat America acquisition and a $1.9 million pre-tax charge for unamortized loan costs and other debt extinguishment costs associated with the Boat America acquisition. The impact of these charges represents $0.08 per basic and diluted share after tax.

(5)	Includes a $2.4 million pre-tax charge for costs related to uncollectible vendor receivables. The impact of this charge represents $0.08 per basic and diluted share after tax.

(6)	Sales from stores that have been open at least 13 months and where selling square footage did not change by more than 40% in the previous 13 months.

(7)	Sales from the 62 BoatU.S. stores acquired in January 2003 from Boat America are included in comparable store sales statistics beginning in March 2004.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, natural disasters, such as hurricanes, or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters.

Our Direct Sales division has faced market share erosion in areas where either we or our competitors have opened stores. Management expects this trend to continue.

As West Marine expands into new ventures, concepts and acquisitions, such as boat services, which includes the installation of certain products we sell, and Express stores, we face additional challenges including those related to hiring personnel and our unfamiliarity with local demographics. New markets may also have competitive conditions, consumer tastes and discretionary spending patterns that are different from our existing markets. Our acquisition of certain Boat America operations involves a number of risks, including reduced BoatU.S. store sales (“cannibalization”) in locations served by existing West Marine stores as we enhance service levels, gain incremental sales and increase market penetration.

Our growth principally has been related to our stores’ operations. Our continued growth depends to a significant degree on our ability to continue to expand our operations through the opening and profitable operation of new stores, as well as our ability to increase net sales at our existing stores. Our planned expansion is subject to a number of factors, including the adequacy of our capital resources, our ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt our distribution and other operations systems.

The markets for recreational watersports and boating supplies are highly competitive. Competitive pressures resulting from competitors’ pricing policies are expected to continue.

We believe that insurance coverage is prudent for risk management and we expect that our insurance costs will continue to increase. For certain types or levels of risk, including medical care and worker’s compensation, we have decided to limit our purchase of relevant insurance, choosing instead to self-insure certain levels of risk. In other cases, we have elected to retain a higher portion of the risk in the form of higher deductibles. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results.

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

Lease accounting. Our accounting practices and policies with respect to leasing transactions include: a) recording rent expense starting on the date we gain possession of leased property; b) conforming the lease term used in calculating straight-line rent expense with the term used to amortize improvements on leased property; and c) recording tenant improvement allowances received from landlords as an adjustment to deferred rent, reducing straight-line rent expense.

Deferred rent. Certain of our operating leases contain periods of free or reduced rent or contain predetermined fixed increases in the minimum rent amount during the lease term. For these leases, we recognize rent expense on a straight-line basis over the expected life of the lease, generally about ten years, including periods of free rent, and record the difference between the amount charged to rent expense and the rent paid as deferred rent. Tenant improvement allowances received from landlords are treated as deferred rent adjustments, reducing straight-line rent expense over the life of the lease.

Revenue recognition. Typically, we record sales, net of estimated returns, when merchandise is purchased by customers at retail locations. When merchandise is shipped from a warehouse directly to a customer, we record sales when such merchandise is received by the customer. Return allowances, which reduce net sales for expected product returns, are estimated using historical experience.

Comparable store sales. We define comparable store sales as sales from stores that have been open at least 13 months and where selling square footage did not change by more than 40% in the previous 13 months. Sales from the 62 BoatU.S. stores acquired in January 2003 from Boat America were included in comparable store sales beginning in March 2004.

Merchandise inventories. Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. We make certain assumptions based upon historical experience and current information to adjust inventory value to the lower of cost or market.

Potentially obsolete inventories are marked down based upon current levels of discontinued product and historical analysis of the liquidation of discontinued inventory below cost. The nature of our inventory is such that the risk of obsolescence is not material.

Vendor allowances. We receive allowances from vendors through a variety of programs and arrangements, including cash discounts and purchase quantity discounts. We recognize such allowances as a reduction to cost of goods sold as the related products are sold or as a reduction in selling, general and administrative expenses.

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

Our tax filings are subject to audit by authorities in the jurisdictions where we conduct business, which may result in assessments of additional taxes. We believe we have adequately provided for obligations that would result from these legal and tax proceedings which it is probable we will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome.

Foreign currency translation. In the preparation of consolidated financial statements, the assets and liabilities of our Canadian subsidiary are denominated in Canadian dollars and translated to U.S. dollars at the rate of exchange in effect at the balance sheet date; income and expenses are translated at average rates of exchange prevailing during the reporting period. The related translation adjustments are reflected in the other comprehensive income section of the consolidated statements of stockholders’ equity. Almost all of the revenues and expenditures of West Marine are denominated in U.S. dollars. However, foreign currency gains and losses from transactions denominated in foreign currencies, including inter-company transactions, are included in operating results and have not been significant to date.

Results of Operations

The following table sets forth certain income statement components expressed as a percent of net sales:

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy	67.9%	68.7%	69.3%

Gross profit	32.1%	31.3%	30.7%
Selling, general and administrative expenses	25.2%	25.0%	24.1%

Income from operations	6.9%	6.3%	6.6%
Interest expense	1.1%	1.4%	0.7%

Income before income taxes	5.8%	4.9%	5.9%
Provision for income taxes	2.0%	1.9%	2.3%

Net income	3.8%	3.0%	3.6%

2004 Compared to 2003

In 2004, we had net sales of $683.0 million, an increase of $22.1 million, or 3.3%, over net sales of $660.9 million in 2003. Net income was $25.5 million, or $1.20 per share, in 2004, compared to net income of $20.1 million, or $0.99 per share, in 2003. Fiscal year 2004 was a 52-week year, compared to a 53-week year in 2003. Net income for 2004 included six unusual items:

•	$1.9 million pre-tax cumulative charge related to the lease accounting correction (included in cost of goods sold);

•	$1.1 million pre-tax gain on sale of real property (included in selling, general and administrative (SG&A) expenses);

•	$0.9 million pre-tax charge for hurricane preparation and recovery costs (included in SG&A expenses);

•	$0.7 million pre-tax charge for costs associated with compliance with the Sarbanes Oxley Act of 2002, primarily costs associated with documenting and testing our internal control over financial reporting (included in SG&A expenses);

•	$1.4 million pre-tax charge for unamortized portion of loan costs in connection with obtaining our new credit facility; and

•	$0.8 million income tax benefit from state and local enterprise zone credits.

Division sales

Net sales attributable to our Stores division increased $22.3 million, or 3.9%, to $588.4 million in 2004, partly due to the addition of 34 new stores during the year, which contributed $8.6 million in sales. Sales at boat shows, tent sales and remodeled stores also were higher than last year. The extra week in our 2003 fiscal year calendar represented $6.2 million in additional sales, mainly in our Stores division, that are not reflected in 2004 results.

Port Supply sales through our distribution centers increased $1.7 million, or 3.6%, to $49.3 million in 2004, primarily as a result of higher sales to boat builders and yacht brokers, reflecting an overall growth in the market for new boats compared to last year. Net sales of our Direct Sales division decreased $2.0 million, or 4.2%, to $45.3 million, partly due to sales lost to our own stores in areas where we have opened new stores.

Comparable store sales

Comparable store sales are a key performance metric used by our management. While we ended 2004 with a slight increase in our comparable store sales of $1.5 million, or 0.3%, results varied significantly between the first half and the second half of the year. Increases in comparable store sales of 10.2% and 4.6%, during the first and second quarters, respectively, were offset by decreases of –7.7% and –3.3% during the third and fourth quarters, respectively. Favorable comparable store sales results for the first half of 2004 largely were attributable to poor sales during the similar period last year caused by bad weather. Comparable store sales during the second half of 2004 primarily were adversely affected by four hurricanes in our Southeast region and higher fuel prices nationwide. Comparable store sales by region for 2004, based on the similar 52-week period the prior year, were as follows: Southeast 0.9%, Northeast –0.7% and Western 0.9%.

Gross profit

Gross profit is another key performance metric used by our management. Gross profit increased $12.3 million, or 6.0%, in 2004, compared to 2003. Gross profit as a percentage of net sales increased to 32.1% in 2004 from 31.3% in 2003, primarily due to lower product costs and increased sales of higher-margin products, especially private-label merchandise. Management expects the upward trend in the proportion of our private-label merchandise sales to our total sales mix to continue. Gross profit in 2004 reflects a $1.9 million charge for the cumulative effect of the lease accounting corrections, described below and in the “Critical Accounting Policies and Estimates” section of this report.

Lease accounting correction

Like many other companies in the retail industry, we recently reviewed our accounting practices and policies with respect to leasing transactions. Following this review, we have corrected an error in our prior practices, the primary result of which is the acceleration of the recognition of rent expense under certain leases, mostly for our stores, as more fully described in the “Critical Accounting Policies and Estimates” section of this report. The $1.9 million pre-tax, or $0.06 per share after tax, cumulative effect of this correction, of which $1.6 million pre-tax, or $0.05 per share after tax, relates to prior periods, has been included in cost of goods sold in the fourth quarter of 2004. In 2005, we expect incremental non-cash rent expense related to this computation to be about $0.3 million pre-tax, or $0.01 per share after tax. As this correction relates solely to accounting treatment, it does not affect cash flows or the timing of payments under related leases.

Selling, general and administrative expenses (SG&A)

SG&A expenses increased $6.8 million, or 4.1%, in 2004, primarily due to expenses related to the opening of new stores during the year. Included in SG&A expenses are $0.9 million in costs directly attributable to the four hurricanes that hit our Southeast region during the third and fourth quarters of 2004. We also recorded a $1.1 million gain on the sale of certain real property located in Ft. Lauderdale, Florida in the fourth quarter of 2004. Included in 2004 SG&A expenses is $0.7 million in costs directly associated with our Sarbanes Oxley Act of 2002 compliance efforts. Included in 2003 SG&A expenses is $0.9 million for incremental integration costs. As a percentage of net sales, SG&A expenses increased to 25.2% in 2004 from 25.0% in 2003, primarily due to newly opened stores, which increase SG&A costs without providing a commensurate increase in sales during the first year of operation. Non-capital expenditures incurred in preparation for the opening of new retail stores (also called pre-opening costs) are expensed as incurred. The future profitability of our company is largely dependent on our ability to increase sales and gross profit while containing SG&A expenses.

Income from operations

Income from operations increased $5.5 million, or 13.3%, in 2004, compared to 2003. As a percentage of net sales, income from operations increased to 6.9% in 2004, from 6.2% in 2003, primarily due to higher product gross margins, as described above.

Interest expense

Interest expense decreased $1.1 million, or 15.6%, in 2004, compared to 2003, primarily due to lower average interest rates and lower average outstanding balances during 2004, compared to 2003. Upon obtaining a new credit facility in the fourth quarter of 2004, we recorded a $1.4 million charge for writing off the unamortized portion of loan costs related to our prior credit facility.

Income taxes

Our 2004 income tax rate of 35.3% of pre-tax income decreased from 38.0% in the prior year, primarily due to a $0.8 million tax benefit in the fourth quarter relating to current and prior years’ enterprise zone tax credits.

2003 Compared to 2002

In 2003, we had net sales of $660.9 million, an increase of $130.3 million, or 24.6%, over net sales of $530.6 million in 2002. Net income was $20.1 million, or $0.99 per diluted share, in 2003, compared to net income of $18.9 million, or $0.97 per diluted share, in 2002. Fiscal year 2003 was a 53-week year, compared to a 52-week year in 2002.

Division sales

Net sales attributable to our Stores division increased $119.1 million, or 26.7%, to $566.1 million in 2003, mostly due to the addition of 27 new stores, which contributed $14.3 million, and 62 stores purchased from Boat America, which contributed $95.1 million to net sales growth. Other contributing sources included boat shows, tent sales and remodeled stores.

Port Supply sales through our distribution centers increased $2.8 million, or 6.2%, to $47.6 million in 2003, primarily as a result of increased government sales during the year. Direct Sales net sales increased $8.4 million, or 21.6%, to $47.3 million, primarily due to gains in international sales aided by favorable foreign exchange rates.

Comparable store sales

The war in Iraq, the soft economy, unseasonably cold and wet weather nationwide and higher fuel prices all contributed to a decrease in our comparable store sales of $10.4 million, or 2.5%, in 2003. The largest decreases were in sales of discretionary items, such as electronics, and in boating-frequency related items, such as maintenance products. Comparable store sales by region for 2003 were as follows: Southeast –1.0%; Northeast –2.8% and Western –4.7%. During the first quarter of 2003, approximately 85 of our stores in the Northeast region were closed for up to three days due to inclement weather, adversely affecting sales. The Southeast region contributed approximately 50 percent of our total sales in 2003. Comparable store sales for 2003 are based on a similar 53-week period in the prior year.

Gross profit

Gross profit increased $43.4 million, or 26.6%, in 2003 compared to 2002. Gross profit as a percentage of net sales increased to 31.3% in 2003 from 30.7% in 2002, primarily due to lower product costs, supply chain efficiencies and increased sales volume of higher-margin private label products compared to a decline in the proportion of sales of lower-margin products, such as electronics.

Selling, general and administrative expenses (SG&A)

SG&A expenses increased $36.9 million, or 28.8%, in 2003, primarily due to expenses related to the operations of the 62 BoatU.S. stores acquired, including $0.9 million expended during the first quarter for incremental integration costs. SG&A expenses, as a percentage of net sales, increased to 25.0% in 2003 from 24.1% in 2002.

Income from operations

Income from operations increased $6.5 million, or 18.6%, in 2003 compared to 2002. Income from operations, as a percentage of net sales, decreased to 6.2% in 2003, from 6.6% in 2002, primarily due to increases in SG&A expenses related to the acquisition of BoatU.S. retail operations.

Interest expense

Interest expense increased $3.4 million, or 96.1%, in 2003 compared to 2002, primarily as a result of financing the acquisition of BoatU.S. retail operations, for which we also incurred a $1.9 million charge for debt extinguishment costs and writing off the unamortized portion of capitalized loan costs upon the repayment of then existing debt.

Income taxes

Our 2003 income tax rate of 38.0% of pre-tax income decreased from 39.5% in the prior year, primarily due to a $0.3 million benefit for enterprise zone tax credits.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores and for remodeling or relocating older stores. We also may require additional capital in the event we choose to pursue acquisition opportunities. We believe existing credit facilities and cash flows from operations will be sufficient to satisfy our liquidity needs through 2005.

Operating activities

During 2004, our primary sources of liquidity were cash flow from operations and proceeds from the exercise of stock options. Net cash provided by operations during 2004 was $18.6 million, primarily consisting of net income, excluding depreciation and amortization, of $52.1 million, offset by a $32.6 million increase in inventory. The inventory increase reflects the increase in the number of stores, as well as our commitment to increasing fill rates and advanced stocking of merchandise at stores in preparation for the peak boating season.

Capital Growth

In 2004, we spent $24.5 million on capital expenditures, mainly for new stores and information systems software and hardware. Also during 2004, we received $1.9 million in proceeds from the sale of real property located in Ft. Lauderdale, Florida. We expect to spend between $25.0 million and $28.0 million on capital expenditures during 2005, mainly for new stores and information systems upgrades. We intend to fund our expansion through cash generated from operations and bank borrowings.

Financing Arrangements

Net cash provided by financing activities was $4.7 million in 2004, primarily consisting of $124.1 million of net borrowings under our line of credit and $10.2 million received from the exercise of stock options and the net sales of common stock pursuant to our associate stock purchase plan, offset by $128.9 million used to pay off our former line of credit.

On October 14, 2004, we entered into a new, five-year, $190.0 million credit agreement with a group of lenders that replaced the prior, three-year, $175.0 million loan agreement. In connection with this transaction, we recorded a $1.4 million charge in the fourth quarter of 2004, representing the unamortized portion of loan costs associated with our prior bank credit facility.

The amount available to be borrowed reduces annually over the term of the new credit agreement. At our option, subject to certain conditions and restrictions, the agreement provides up to $150.0 million in additional financing at various times during the term. The credit facility is guaranteed by West Marine and its subsidiaries and is secured by a security interest in substantially all of the assets of West Marine and its subsidiaries. The credit facility includes a $30.0 million sub-facility available for the issuance of commercial and stand-by letters of credit. The credit facility also includes a sub-limit of up to $20.0 million for same day advances.

Depending on our election at the time of borrowing, our credit facility bears interest at either (a) the higher of (i) the agent’s prime rate plus a margin or (ii) the federal funds rate plus 0.5% or (b) LIBOR plus a margin. For 2004 and 2003, the weighted average interest rate on all of our outstanding borrowings was 3.8% and 4.9%, respectively.

The credit facility contains various covenants which require us to maintain certain financial ratios, including fixed charge coverage, debt to earnings and current ratios. The covenants also require us to maintain minimum levels of net worth and place limitations on the levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures. As of January 1, 2005, we were in compliance with all such covenants.

At the end of fiscal year 2004, borrowings under this credit facility were $124.1 million, bearing interest at rates ranging from 3.9% to 5.3% and $65.9 million was available to be borrowed. At the end of 2003, borrowings under a previous credit facility were $128.9 million, bearing interest at rates ranging from 3.6% to 5.0%. At the end of 2004 and 2003, we had $5.8 million and $5.7 million, respectively, of outstanding commercial and stand-by letters of credit.

Contractual obligations

Aggregated information about our unconditional contractual obligations as of January 1, 2005 is presented in the following table (dollars in thousands).

	Total	2005	2006	2007	2008	2009	After 5 years
Contractual cash obligations:
Long-term debt (1)	$124,064	$0	$0	$0	$0	$124,064	$0
Operating leases (2)	193,995	41,844	38,441	30,361	23,922	17,622	41,805
Other long-term liabilities (3)	5,795	5,795	0	0	0	0	0

Total cash contractual obligations	$323,854	$47,639	$38,441	$30,361	$23,922	$141,686	$41,805

(1)	Assumes that our long-term debt is repaid at maturity and not re-financed.

(2)	Operating leases are the only financing arrangements not reported on our consolidated balance sheets. Operating lease amounts in this table are not reduced for sublease income.

(3)	Other long-term liabilities consist of our outstanding commercial and standby letters of credit at January 1, 2005.

We are a party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. In addition, all but a limited number of our purchase commitments, which are not material, are cancelable by us without payment, and we have excluded such commitments, along with all associate employment commitments.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of January 1, 2005, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Seasonality

Historically, our business has been highly seasonal. In 2004, 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through July, which represents the peak months for boat buying, usage and maintenance in most of our markets. Management expects the seasonal fluctuation in net sales to become more pronounced as we continue to expand our operations.

Business Trends

The health of our business is directly related to the number of domestic boat owners and the frequency of boating activities. According to a survey by National Marine Manufacturer’s Association, recreational boating boasted 72 million participants in 2003, the second consecutive year of growth and an increase of six percent or 4 million participants from 2001. However, new boat sales—of powerboats and sailboats—declined in 2001, 2002 and 2003 from a ten-year high in 2000, corresponding with a general softening of the U.S. economy during the same period. This trend may continue in the future.

For the long-term, demographics appear to favor the boating industry through the end of the decade. According to the U.S. Census Bureau, the portion of the population aged 45 to 54, which represents a key component of boat owners and our customer base, is expected to grow significantly before peaking in 2010.

Our growth has been principally fueled by geographic expansion through the opening of new stores and the acquisition of Boat America’s retail operations in January 2003. Future net sales and profit growth, if any, increasingly will be dependent upon our ability to open new profitable stores. Our Direct Sales division continues to face market share erosion in geographic markets where either we or our competitors have opened new stores. We expect this trend to continue.

We operate in a highly competitive industry, and we expect competition to increase in the future. An increase in competition in our markets may result in pressure on our pricing policies.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to diminish our exposure to interest rate risk, and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments.

A 38 basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of approximately $0.5 million on our pretax income and cash flows over the next year, and would have an immaterial effect on the fair value of our fixed-rate financial instruments (see Note 4 to the Notes to Consolidated Financial Statements set forth in Item 8—Financial Statements and Supplementary Data).

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

We have audited the accompanying consolidated balance sheets of West Marine, Inc. and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Marine, Inc. and subsidiaries at January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

West Marine, Inc.

We have audited management’s assessment, included in the accompanying Management’s Reports—Management’s Responsibility on Internal Control over Financial Reporting, that West Marine, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2005 of the Company and our report dated March 25, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 25, 2005

WEST MARINE, INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 1, 2005 AND JANUARY 3, 2004

(in thousands, except share data)

	Year-End
	2004	2003
ASSETS

Current assets:
Cash	$5,459	$4,737
Trade receivables, net of allowances of $487 in 2004 and $428 in 2003	6,209	6,094
Merchandise inventories	346,663	314,021
Other current assets	29,156	23,874

Total current assets	387,487	348,726

Property and equipment, net	82,292	80,764
Goodwill	56,905	56,905
Intangibles	2,557	2,875
Other assets	3,074	3,988

TOTAL ASSETS	$532,315	$493,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$65,421	$72,635
Accrued expenses	28,145	22,921
Deferred current liabilities	6,729	3,480

Total current liabilities	100,295	99,036

Long-term debt	124,064	128,851
Deferred items and other non-current liabilities	13,525	11,324

Total liabilities	237,884	239,211

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 20,894,240 at January 1, 2005 and 20,130,053 at January 3, 2004	21	20
Additional paid-in capital	155,400	140,348
Accumulated other comprehensive income	305	508
Retained earnings	138,705	113,171

Total stockholders’ equity	294,431	254,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$532,315	$493,258

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	2004	2003	2002
Net sales	$682,996	$660,936	$530,588
Cost of goods sold, including buying and occupancy	464,075	454,315	367,422

Gross profit	218,921	206,621	163,166
Selling, general and administrative expense	172,150	164,426	128,353
Acquisition integration costs	—	909	—

Income from operations	46,771	41,286	34,813
Interest expense	5,893	6,981	3,560
Charges for unamortized portion of loan costs and debt extinguishment costs	1,419	1,902	—

Income before taxes	39,459	32,403	31,253
Provision for income taxes	13,925	12,313	12,345

Net income	$25,534	$20,090	$18,908

Net income per common and common equivalent share:
Basic	$1.23	$1.02	$1.00
Diluted	$1.20	$0.99	$0.97

Weighted average common and common equivalent shares outstanding:
Basic	20,695	19,716	18,816
Diluted	21,310	20,380	19,521

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Accumulated Stockholders Equity	Total Comprehensive Income
Balance at year-end, 2001	18,134,152	$18	$113,622	$74,173		$187,813	$13,917

Net income				18,908		18,908	18,908
Foreign currency translation adjustment					$31	31	31
Exercise of stock options	1,082,163	1	10,443			10,444
Tax benefit from exercise of stock options			4,219			4,219
Sale of common stock pursuant to associate stock purchase plan	54,642		649		—	649

Balance at year-end, 2002	19,270,957	19	128,933	93,081	31	222,064	$18,939

Net income				20,090		20,090	$20,090
Foreign currency translation adjustment					477	477	477
Exercise of stock options	792,609	1	7,299			7,300
Tax benefit from exercise of stock options			3,247			3,247
Sale of common stock pursuant to associate stock purchase plan	66,487		869		—	869

Balance at year-end, 2003	20,130,053	20	140,348	113,171	508	254,047	$20,567

Net income				25,534		25,534	$25,534
Foreign currency translation adjustment					(203)	(203)	(203)
Exercise of stock options	702,907	1	8,886			8,887
Tax benefit from exercise of stock options			4,888			4,888
Sale of common stock pursuant to associate stock purchase plan	61,280		1,278		—	1,278

Balance at year-end, 2004	20,894,240	$21	$155,400	$138,705	$305	$294,431	$25,331

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$25,534	$20,090	$18,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,139	23,829	19,416
Charges for unamortized portion of loan costs	1,419	580	—
Provision for deferred income taxes	2,628	2,681	832
Tax benefit from exercise of stock options	4,888	3,247	4,219
Provision for doubtful accounts	449	408	288
Loss (gain) on asset disposals	(558)	367	40
Changes in assets and liabilities:
Accounts receivable	(564)	(818)	(873)
Merchandise inventories	(32,642)	(38,568)	(28,244)
Prepaid expenses and other current assets	(5,305)	(6,254)	(3,572)
Other assets	(922)	(163)	(185)
Accounts payable	(7,214)	16,021	8,968
Accrued expenses	5,224	676	4,210
Deferred items	517	—	185

Net cash provided by operating activities	18,593	22,096	24,192

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(74,487)	(843)
Proceeds from sale of property	1,903	—	—
Purchases of property and equipment	(24,507)	(24,135)	(19,921)

Net cash used in investing activities	(22,604)	(98,622)	(20,764)

FINANCING ACTIVITIES:
Net repayments on prior line of credit	(128,851)	(40,731)	(2,069)
Net borrowings on new line of credit	124,064	128,851	—
Repayments on long-term debt	—	(16,626)	(8,774)
Payment of loan costs	(645)	(3,122)	—
Proceeds from sale of common stock pursuant to associate stock purchase plan	1,278	869	649
Proceeds from exercise of stock options	8,887	7,300	10,444

Net cash provided by financing activities	4,733	76,541	250

NET INCREASE IN CASH	722	15	3,678

CASH AT BEGINNING OF PERIOD	4,737	4,722	1,044

CASH AT END OF PERIOD	$5,459	$4,737	$4,722

Other cash flow information:
Cash paid for interest	$6,451	$6,378	$3,468
Cash paid for income taxes	9,476	14,549	8,100

See notes to consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS—West Marine, Inc. (“West Marine” or “the Company”) is a specialty retailer of boating supplies. The Company has three divisions - Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) - which all sell aftermarket recreational boating supplies directly to customers. At year-end 2004, West Marine offered its products through 375 stores in 38 states, Puerto Rico and Canada, through our catalog and on the Internet. The Company is also engaged, through its Port Supply division and its stores, in the wholesale distribution of products to commercial customers and other retailers.

West Marine was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. The Company’s principal executive offices are located in Watsonville, California.

PRINCIPLES OF CONSOLIDATION—The consolidated financial statements include the accounts of West Marine, Inc. and its subsidiaries, all of which are wholly-owned, directly or indirectly. Intercompany balances and transactions are eliminated in consolidation.

YEAR-END—The Company’s fiscal year ends on the Saturday closest to December 31 based on a 52- or 53-week year. The years 2004 and 2002 ended on January 1, 2005 and December 28, 2002, respectively, and were 52-week years, while the year 2003 ended on January 3, 2004 and was a 53-week year.

ACCOUNTING ESTIMATES—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

INVENTORIES—Merchandise inventories are stated at the lower of cost or market (first-in, first-out method). Cost includes acquisition and distribution costs in order to better match net sales with these related costs.

DEFERRED CATALOG AND ADVERTISING COSTS—The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the expected net sales period, which is generally from two months to ten months. Deferred catalog costs were $0.02 million at both year-end 2003 and 2004. Advertising costs, which are expensed as incurred, were $21.7 million, $19.6 million and $14.4 million in 2004, 2003 and 2002, respectively.

PROPERTY AND EQUIPMENT—Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the various assets, as follows:

Estimated Useful Lives
Furniture and equipment	3 –7 years
Computer hardware and software	2 –7 years
Buildings	25 years

Leasehold improvements are amortized over the lesser of the expected lease term or the estimated useful life of the improvement, which amortization period is usually about ten years.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CAPITALIZED INTEREST—The Company capitalizes interest on major capital projects. The Company capitalized approximately $0.4 million in such interest during each of the years 2004, 2003 and 2002.

CAPITALIZED SOFTWARE COSTS—Capitalized computer software, included in property and equipment, reflects costs related to internally developed or purchased software that are capitalized and amortized on a straight-line basis, generally over a three-to-five year period. Internally developed software costs are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.”

GOODWILL AND OTHER INTANGIBLE ASSETS—The changes in the carrying amount of goodwill for the years ended January 1, 2005 and January 3, 2004 are as follows (in thousands):

	2004	2003
Beginning balance	$56,905	$33,998
Goodwill acquired during the year	-0-	22,907
Impairment losses	-0-	-0-

Ending balance	$56,905	$56,905

Intangibles represent the value of a marketing agreement between West Marine and BoatU.S., and are being amortized on a straight-line basis over ten years. Amortization expense for this intangible asset was $0.3 million for both 2004 and 2003. Accumulated amortization at year-end 2004 and 2003 was $0.6 million and $0.3 million, respectively.

	As of January 1, 2005		As of January 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets (in thousands)
BoatU.S. marketing agreement	$3,180	$(623)	$3,180	$(305)

Amortization expense for the next five years is estimated at $0.3 million per year.

IMPAIRMENT OF LONG-LIVED ASSETS—The Company reviews long-lived assets, including intangible assets, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, a loss equal to the difference between carrying value and the fair market value of the asset is recorded. No impairment charges were recorded during 2004, 2003 or 2002.

OTHER ASSETS—Other assets includes loan costs of $0.7 million and $2.2 million at year-end 2004 and 2003, respectively, incurred in connection with obtaining bank credit facilities (see Note 4, “Lines of Credit and Long-Term Debt”). Loan costs are amortized on a straight –line basis over the term of the credit facility as interest expense. The Company reported charges for the unamortized portion of loan costs of $1.4 million and $0.6 million in 2004 and 2003, respectively, in connection with obtaining new credit facilities.

DEFERRED RENT—Certain of the Company’s operating leases contain periods of free or reduced rent or contain predetermined fixed increases in the minimum rent amount during the lease term. For these leases, the Company recognizes rent expense on a straight-line basis over the expected life of the lease, generally about ten years, including periods of free rent, and records the difference between the amount charged to rent expense and the rent paid as deferred rent. Tenant improvement allowances received from landlords are treated as deferred rent adjustments, reducing straight-line rent expense over the life of the lease.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

West Marine recently reviewed its accounting practices and policies with respect to leasing transactions. Following this review, the Company corrected an error in its prior lease accounting practices, and the Company now: a) records rent expense starting on the date it gains possession of leased property; b) conforms the lease term used in calculating straight-line rent expense with the term used to amortize improvements on leased property; and c) records tenant improvement allowances received from landlords as an adjustment to deferred rent, reducing straight-line rent expense. The primary result of this correction is an acceleration of the recognition of rent expense under certain leases, mostly for its stores. The correction does not affect historical or future cash flows or the timing of payments under the related leases. As the effect of this correction on West Marine’s current and prior years’ net income, cash from operations and shareholders’ equity is immaterial, the cumulative $1.9 million pre-tax adjustment, of which $1.6 million relates to prior periods, is included in cost of goods sold in the fourth quarter of 2004. Net property and equipment at year-end 2004 increased by $0.7 million as a result of this correction.

INCOME TAXES—Income taxes are accounted for using the asset and liability method under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is recorded to reduce deferred tax assets to the amount estimated as more likely than not to be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying values of cash, accounts receivable, accounts payable and long-term debt approximate their estimated fair value.

STOCK-BASED COMPENSATION—At January 1, 2005, West Marine had two stock-based employee compensation plans, which are more fully described in Note 7, “Stock Option Plans”. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant, and all stock purchase awards employed a discount not greater than 15%.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	2004	2003	2002
Net income, as reported	$25,534	$20,090	$18,908
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,780)	(2,804)	(2,088)

Pro forma net income	$21,754	$17,286	$16,820

Earnings per share:
Basic—as reported	$1.23	$1.02	$1.00
Basic—pro forma	$1.05	$0.88	$0.89

Diluted—as reported	$1.20	$0.99	$0.97
Diluted—pro forma	$1.03	$0.85	$0.86

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

West Marine’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Dividend Yield	—	—	—

Volatility	66%	65%	63%

Risk-Free interest rate range	1.3%–4.1%	1.3%–3.9%	2.1%–4.8%

Expected Term (years)	6.0	8.0	7.9

REVENUE RECOGNITION—Sales, net of estimated returns, are recorded when merchandise is purchased by customers at retail locations. Revenue is recognized when merchandise shipped from a warehouse directly to a customer is received by the customer. Reserves for sales returns were $0.2 million at the end of 2004 and $0.1 million at the end of each of 2003 and 2002.

COST OF GOODS SOLD—Cost of goods sold includes store occupancy and buying costs. Consideration in the form of cash or credits received from vendors is recorded as a reduction to cost of goods sold as the related product is sold.

COMPREHENSIVE INCOME—Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income are reported in the Consolidated Statements of Stockholders’ Equity.

FOREIGN CURRENCY—Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of Other Comprehensive Income in the Consolidated Statements of Stockholders’ Equity.

NET INCOME PER SHARE—Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if outstanding options to issue common stock were exercised. The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	2004		2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic	20,695	$1.23	19,716	$1.02	18,816	$1.00
Effect of dilutive stock options	615	(0.03)	664	(0.03)	705	(0.03)

Diluted	21,310	$1.20	20,380	$0.99	19,521	$0.97

Excluded from the above computations of diluted net income per share are options to purchase 692,000, 472,000 and 1,281,000 shares of common stock in 2004, 2003 and 2002, respectively, as these shares were anti-dilutive.

DERIVATIVE INSTRUMENTS—West Marine did not purchase or hold any derivative financial instruments.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RECENT ACCOUNTING PRONOUNCEMENTS—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. SFAS No. 123R is effective for periods beginning after June 15, 2005. The Company will adopt SFAS No. 123R on July 3, 2005, as required.

Adoption of SFAS No. 123R will not affect West Marine’s cash flow or financial position, but it will reduce reported net income and earnings per share because West Marine currently uses the intrinsic value method as permitted by APB Opinion No. 25. Accordingly, no compensation expense is currently recognized for share purchase rights granted under the Company’s associate and director stock option and associate stock purchase plans. Specifically, the adoption of SFAS No. 123R will result in West Marine recording compensation cost for associate and director stock options and associate stock purchase rights. The Company is currently evaluating the impact of the adoption of this standard.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of ABP Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material effect on its financial position, results of operations or cash flows.

NOTE 2: ACQUISITION

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

At the time of the acquisition, Boat America operated 62 boating supply specialty stores under the name BoatU.S. and a Florida catalog call center. The acquisition was made in order to increase earnings, primarily by growing store sales and gross margins without significantly raising overhead costs. The purchase price exceeded the fair value of the acquired assets because management determined that the ongoing business could easily be integrated into West Marine’s existing operations and, therefore, produce positive cashflows and contribute to earnings relatively quickly. The statement of income includes the results of the acquired operations since the date of the acquisition.

The cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Intangible assets other than goodwill—primarily trademarks—are amortized over ten years. All goodwill is assigned to the Stores operating segment and approximately $20.8 million of such goodwill is deductible for tax purposes.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	53 weeks ended January 3, 2004	52 weeks ended December 28, 2002
Net sales	$663,011	$671,405
Net income	19,547	23,623
Earnings per share—basic	$0.99	$1.26
Earnings per share—diluted	$0.96	$1.21

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at year-end 2004 and 2003 (in thousands):

	At Year-End
	2004	2003
Furniture and equipment	$59,989	$53,028
Computer hardware and software	96,551	87,508
Leasehold improvements	56,806	48,751
Land and building	3,290	3,716

	216,636	193,003
Accumulated depreciation and amortization	(134,344)	(112,239)

Net property and equipment	$82,292	$80,764

Depreciation and amortization expense for property and equipment was $23.9 million, $23.5 million and $19.2 million in 2004, 2003 and 2002, respectively.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4: LINES OF CREDIT AND LONG–TERM DEBT

On October 14, 2004, West Marine entered into a new, five-year, $190 million credit agreement with a group of lenders that replaced the prior, three-year, $175 million loan agreement. In connection with this transaction, the Company recorded a $1.4 million charge in the fourth quarter of 2004, representing the unamortized portion of loan costs associated with the prior bank credit facility.

The amount available to be borrowed reduces annually over the term of the new credit agreement and is due in 2009. At the Company’s option, subject to certain conditions and restrictions, the agreement provides up to $150 million in additional financing at various times during the term. The credit facility is guaranteed by West Marine and its subsidiaries and is secured by a security interest in substantially all of the assets of West Marine and its subsidiaries. The credit facility includes a $30 million sub-facility available for the issuance of commercial and stand-by letters of credit. The credit facility also includes a sub-limit of up to $20 million for same day advances.

Depending on the Company’s election at the time of borrowing, the credit facility bears interest at either (a) the higher of (i) the agent’s prime rate plus a margin or (ii) the federal funds rate plus 0.5% or (b) LIBOR plus a margin. For 2004 and 2003, the weighted average interest rate on all outstanding borrowings was 3.8% and 4.9%, respectively.

The credit facility contains various covenants which require West Marine to maintain certain financial ratios, including fixed charge coverage, debt to earnings and current ratios. The covenants also require minimum levels of net worth and place limitations on the levels of certain investments. These covenants also restrict the repurchase or redemption of the Company’s common stock and payment of dividends, investments in subsidiaries and annual capital expenditures. As of January 1, 2005, West Marine was in compliance with all such covenants.

At the end of fiscal year 2004, borrowings under this credit facility were $124.1 million, bearing interest at rates ranging from 3.9% to 5.3%. At the end of 2003, borrowings under a previous credit facility were $128.9 million, bearing interest at rates ranging from 3.6% to 5.0%. At the end of 2004 and 2003, the Company had $5.8 million and $5.7 million, respectively, of outstanding commercial and stand-by letters of credit.

NOTE 5: RELATED PARTY TRANSACTIONS

The Company purchases merchandise from a supplier in which the Company’s principal stockholder is an investor and a member of the board of directors. Additionally, the principal stockholder’s brother is the president and his father is a member of the board of directors and a major stockholder of the supplier. Using comparative information, management has determined that these transactions are at terms that are favorable to the Company. The Company’s cost of sales during 2004, 2003 and 2002 included $10.0 million, $7.9 million and $7.1 million, respectively, related to purchases from such related party. Accounts payable to the supplier at year-end 2004 were $0.2 million; no amount was outstanding at year-end 2003.

The Company leases its Watsonville Support Center and two retail stores from three partnerships, for each of which the Company’s principal stockholder serves as the general partner. Each of the partnerships is substantially owned by the principal stockholder and certain members of his family (see Note 6). The Company leases a third retail store from a corporation of which certain members of the family of the Company’s principal stockholder are the President and a member of the board of directors and a major stockholder. The Company’s President is a 2.5% limited partner in one of the partnerships and a director of the Company is a 7.5% limited partner in two of the partnerships. In addition, one retail store is leased directly from the Company’s principal stockholder. Using comparative information, management has determined that these transactions are at terms that are favorable to the Company.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6: COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment, retail stores, its distribution centers and its support center. The Company also sublets space at various locations with both month-to-month and non-cancelable sublease agreements. The operating leases of certain stores provide for rent adjustments based on the consumer price index and contractual rent increases.

The aggregate minimum annual contractual payments under non-cancelable leases, reduced for sublease income, in effect at fiscal year-end 2004 were as follows (in thousands):

Net Lease Commitments
2005	$41,804
2006	38,435
2007	30,361
2008	23,922
2009	17,622
Thereafter	41,805

Total minimum lease commitment	$193,949

There were no assets subject to capital leases at year-end 2004 or 2003. West Marine is party to various arrangements that are conditional in nature and obligate the Company to make payments only upon the occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. In addition, all but a limited number of the Company’s purchase commitments, which are not material, are cancelable without payment, and therefore, have been excluded from the table, along with all associate employment commitments.

The Company is party to various legal proceedings arising from normal business activities. In addition, the Company’s tax filings are subject to audit by authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes. The Company believes it has adequately provided for obligations that would result from these legal and tax proceedings where it is probable it will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial condition taken as a whole.

A summary of rent expense by component for 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Minimum rent	$39,766	$36,310	$25,397
Percent rent	188	195	169
Sublease income	(146)	(183)	(152)
Rent paid to related parties	1,611	1,552	1,441

Total rent	$41,419	$37,874	$26,855

NOTE 7: STOCK OPTION PLANS

Fixed Stock Option Plans

The Company’s Omnibus Equity Incentive Plan (the “Omnibus Plan”) provides for options to be granted for the purchase of West Marine’s common stock at prices not less than 50% of fair market value at the date of grant.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since inception, however, options granted under the Omnibus Plan have been priced at 100% of fair market value. Options under the Omnibus Plan generally are exercisable equally over five years from the date of grant, unless otherwise provided, and expire ten years after the date of grant.

Under the Omnibus Plan, 6,450,000 shares were reserved for grants to both employees and directors. At year-end 2004, 504,205 shares were available for future grants.

With respect to the Company’s non-employee directors, options are generally granted at 100% of fair market value at the date of grant, and are generally exercisable six months after the grant date. Options awarded to its non-employee directors generally are exercisable over ten years from the date of grant. However, if a non-employee director ceases to be a director before an option becomes exercisable, then the option will terminate and be forfeited as of the date his or her services as a director terminate.

A summary of stock option transactions under the fixed stock option plans for the years 2004, 2003 and 2002 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at year-end 2001 (2,058,343 exercisable at a weighted average price of $13.33)	3,872,133	$10.94
Granted (weighted average fair value at grant date: $11.80)	802,470	17.13
Exercised	(1,082,163)	9.64
Canceled	(233,973)	13.17

Outstanding at year-end 2002 (1,432,986 exercisable at a weighted average price of $14.63)	3,358,467	12.67
Granted (weighted average fair value at grant date: $11.12)	658,281	16.04
Exercised	(792,609)	9.33
Canceled	(273,283)	14.67

Outstanding at year-end 2003 (1,127,542 exercisable at a weighted average price of $15.86)	2,950,856	14.13
Granted (weighted average fair value at grant date: $18.28)	627,750	29.61
Exercised	(702,907)	12.68
Canceled	(189,298)	16.48

Outstanding at year-end 2004 (943,504 exercisable at a weighted average price of $15.92)	2,686,401	$17.95

Additional information regarding options outstanding at year-end 2004 under the fixed stock option plans is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 4.375 – $ 9.9375	671,498	5.35	$6.7389	355,846	$7.4162
10.75 – 17.50	1,094,063	7.46	16.3930	252,353	15.8515
18.25 – 34.50	920,840	6.87	27.9697	335,305	25.0019

$ 4.375 – $34.50	2,686,401	6.73	$17.9481	943,504	$15.9220

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Associate Stock Purchase Plan

The Company has a stock purchase plan covering all eligible associates. Participants in the plan may purchase West Marine stock through regular payroll deductions. The stock is purchased on the last business day of April and October at 85% of the lower of the closing price of its common stock on the grant date or the purchase date. In 2004, 2003 and 2002, respectively, 61,280, 66,487 and 54,642 shares were issued under the plan. At the end of 2004, 271,907 shares were available for future issuance under the stock purchase plan.

Accounting for Stock-Based Compensation

SFAS 123 requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method of accounting for stock-based compensation as of the beginning of 1995 (see Note 1). Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

NOTE 8: INCOME TAXES

The components of the provision for income taxes for 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Currently payable:
Federal	$9,438	$7,601	$10,115
State	1,848	1,992	1,398
Foreign	11	38	—

Total current	11,297	9,631	11,513

Deferred:
Federal	4,635	3,150	150
State	(2,029)	(406)	682
Foreign	22	(62)	—

Total deferred	2,628	2,682	832

Total current and deferred	$13,925	$12,313	$12,345

The difference between the effective income tax rate and the statutory federal income tax rate is summarized as follows:

	2004	2003	2002
Statutory federal tax rate	35.0%	35.0%	35.0%
Non-deductible permanent items	0.1	0.3	0.3
State income taxes, net of federal tax benefit	(0.2)	3.2	4.3
Other	0.4	(0.5)	(0.1)

Effective tax rate	35.3%	38.0%	39.5%

The state income tax benefit in 2004 arises from $0.8 million in current and prior years’ enterprise zone credits. Deferred tax assets and liabilities are determined based upon the estimated future tax effects of the

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Tax effects of temporary differences that give rise to significant components of deferred tax assets and (liabilities) for 2004 and 2003 are presented as follows (in thousands):

	2004	2003
Current:
Reserves	$2,164	$2,408
Deferred compensation costs	1,682	1,044
Prepaid expenses	(2,049)	(1,957)
Capitalized inventory costs	(8,470)	(6,191)
Other	(56)	207

Total current deferred tax liability	(6,729)	(4,489)

Non-current:
Deferred rent	2,194	2,065
Fixed assets	(10,492)	(8,629)
Intangible assets	(1,010)	(463)
Net operating loss carryforward	422	823
State tax credits	4,896	2,612
Other	(76)	(154)

Total non-current deferred tax liability	(4,066)	(3,746)

Valuation allowance	(1,671)	(1,603)

Total deferred tax liability	$(12,466)	$(9,838)

At year-end 2004 and 2003, total current deferred tax liabilities are included in “Deferred Current Liabilities” on the consolidated balance sheets. Total non-current deferred tax liabilities are included in “Deferred Items and Other Non-Current Obligations.”

At year-end 2004 for state tax purposes, the Company has net loss carryforwards of approximately $11.3 million that expire between 2005 and 2024. In addition, the Company has enterprise zone credits of $3.5 million that may be used for an indefinite period of time, and South Carolina tax credits of $1.7 million that expire between 2014 and 2018. These carryforwards are available to offset future taxable income. A valuation allowance must be provided when it is more likely than not that a deferred income tax asset will not be realized. Accordingly, these state tax credits have been reduced by $1.7 million for amounts not expected to be fully utilized.

At year-end 2004, the Company had foreign net loss carryforwards of approximately $3.2 million that expire between 2007 and 2011.

NOTE 9: EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee’s contribution up to 5% of the employee’s annual compensation, subject to statutory limitations. The Company’s contributions to the plan for 2004, 2003 and 2002 were $0.6 million, $0.6 million and $0.5 million, respectively. Plan participants may choose from an array of mutual fund investment options. The plan does not permit investments in West Marine stock.

NOTE 10: SEGMENT INFORMATION

The Company has three divisions—Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet)—all of which sell aftermarket recreational boating supplies directly to customers. The customer base

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

overlaps between the Company’s Stores and Port Supply divisions, and between its Stores and Direct Sales divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity and customer delivery.

Segment assets are not presented, as the Company’s assets are commingled and are not available by segment. Contribution is defined as net sales, less product costs and direct expenses. Following is financial information related to the Company’s business segments (in thousands):

	2004	2003	2002
Net sales:
Stores	$588,409	$566,072	$446,922
Port Supply	49,279	47,561	44,767
Direct Sales	45,308	47,303	38,899

Consolidated net sales	$682,996	$660,936	$530,588

Contribution:
Stores	$78,528	$76,751	$64,790
Port Supply	8,174	7,497	6,758
Direct Sales	8,740	8,341	7,660

Consolidated contribution	$95,442	$92,589	$79,208

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$95,442	$92,589	$79,208
Less:
Cost of goods sold not included in consolidated contribution	(24,213)	(26,444)	(24,092)
General and administrative expenses	(24,458)	(24,859)	(20,303)
Interest expense, net	(5,893)	(6,981)	(3,560)
Charges for unamortized portion of loan costs and debt extinguishment costs	(1,419)	(1,902)	—
Income tax expense	(13,925)	(12,313)	(12,345)

Net income	$25,534	$20,090	$18,908

NOTE 11: QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share data)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$129,196	$252,606	$183,115	$118,079
Gross profit	33,721	94,610	56,810	33,780	(1)
Income (loss) from operations	(3,282)	42,827	12,676	(5,450	)(1,2)
Net income (loss)	(3,086)	25,163	6,886	(3,429	)(1,2,3)

Net income (loss) per share:
Basic	$(0.15)	$1.21	$0.33	$(0.16	)(1,2,3)
Diluted	(0.15)	1.17	0.32	(0.16	)(1,2,3)

Stock trade price:
High	$32.70	$33.25	$24.00	$25.35
Low	25.83	23.75	18.09	19.83

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Net sales	$111,148		$232,964	$191,916	$124,908
Gross profit	29,753		81,325	57,789	37,754
Income (loss) from operations	(6,462)		34,477	14,705	(1,434)
Net income (loss)	(6,094	)(4)	19,752	8,063	(1,631)

Net income (loss) per share:
Basic	$(0.32	)(4)	$1.01	$0.41	$(0.08)
Diluted	(0.32	)(4)	0.98	0.39	(0.08)

Stock trade price:
High	$17.72		$19.01	$23.94	$27.50
Low	13.69		14.91	17.50	18.92

(1)	Includes a charge of $1.9 million pre-tax, or $0.06 per share after tax, related to certain lease accounting corrections (see Note 1, “Significant Accounting Policies—Deferred Rent”).

(2)	Includes a gain of $1.1 million pre-tax, or $0.03 per share after tax, on the sale of real property in Florida.

(3)	Includes a charge of $1.4 million pre-tax, or $0.04 per share after tax, for the unamortized portion of loan costs upon repayment of then existing debt, in connection with obtaining a new bank credit facility.

(4)	Includes $0.9 million pre-tax charge for integration costs and a $1.9 million pre-tax charge for debt extinguishment costs and the unamortized portion of loan costs, all associated with the Boat America acquisition (see Note 2, “Acquisition”). The combined impact of these charges represents $0.08 per share after tax.

West Marine, Inc. common stock trades on the Nasdaq National Market System under the symbol WMAR.

ITEM 9— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A— CONTROLS AND PROCEDURES

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES AND MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

West Marine’s management (including its Chief Executive Officer and Chief Financial Officer—its principal executive officer and principal financial officer, respectively) is responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934, as amended (“Exchange Act”), Rules 13a-15(e)). Management, including the Chief Executive Officer and Chief Financial Officer, has concluded, based on its evaluation as of January 1, 2005, that West Marine’s disclosure controls and procedures are effective to ensure that information required to be disclosed by West Marine in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by West Marine in such reports is accumulated and communicated to West Marine’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. West Marine’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching West Marine’s desired disclosure control objectives, and management has concluded that disclosure controls and procedures in place are effective in reaching that level of reasonable assurance.

In addition, West Marine’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). West Marine’s internal control system is designed to provide reasonable assurance to the company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

West Marine’s management assessed the effectiveness of the company’s internal control over financial reporting as of January 1, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of January 1, 2005. During this process, we identified control improvements, none of which constitute a material weakness, and implemented a process to investigate and, as appropriate, remediate such matters. We are continuing to review, evaluate, document and test our internal controls and procedures and may identify areas where disclosure and additional corrective measures are advisable or required. We also continue to look for methods to improve our overall system of controls.

There were no changes in West Marine’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, West Marine’s internal control over financial reporting during the quarter ended January 1, 2005, other than refinements to implement the lease accounting corrections described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Management’s assessment of the effectiveness of West Marine’s internal control over financial reporting as of January 1, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation included elsewhere in this report.

ITEM 9B— OTHER INFORMATION

The following descriptions of award agreements under the West Marine, Inc. Omnibus Equity Incentive Plan are summaries and are qualified by reference to the award agreements filed as Exhibits 10.3.1, 10.3.2 and 10.3.3 with this report.

Directors Non-Qualified Stock Option Agreement. Annually, each non-employee director receives a non-qualified stock option immediately after the annual meeting, provided the non-employee director is nominated for reelection and is so elected by the shareholders. The options awarded to directors become exercisable six months following the grant date, provided the director does not terminate his or her service as a director prior to that date. If the option vests, it can be exercised at any time during its ten year life. The options bear an exercise price equal to the fair market value of West Marine’s common stock on the grant date.

Employees Non-Qualified Stock Option Agreement. Options awarded to employees generally become exercisable in five equal installments (of 20%) on each of the succeeding five anniversaries of the grant date. The options bear an exercise price equal to the fair market value of West Marine’s common stock on the grant date. If the options vest, they generally may be exercised during the period the employee is employed, but not beyond the ten year life of the option. If the employee terminates employment with West Marine, he or she generally will forfeit any options which are not vested as of the date of termination, and he or she will have a period of three months following termination of employment to exercise the stock option. Under the non-qualified stock option agreement Mr. Harris received upon accepting the position of CEO, his right to exercise the options vests 20% on the first anniversary of the award and thereafter vests in equal monthly installments over 48 months. In the event of a change in control of West Marine, or if Mr. Harris’s employment terminates as a result of his death or disability, all of his stock options will become fully vested. In addition, if Mr. Harris’s employment terminates as a result of his death or disability, his stock options will remain exercisable for 2 years after his termination of employment.

PART III

ITEM 10— DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See Item 1 above, for information about executive officers and related matters.

ITEM 11— EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Executive Compensation.”

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information.”

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Executive Compensation.”

ITEM 14— PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Principal Accounting Firm Fees.”

ITEM 15— EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

See attached Exhibit Index on pages 42 – 44 of this Form 10-K.

Exhibit Index

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).
3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.2 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).
10.1	Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).
10.2	Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).
10.3*	Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).
10.3.1*	Form of Notice of Grant of Stock Options and Option Agreement for Employees.
10.3.2*	Form of Notice of Grant of Stock Options for Non-Employee Directors.
10.3.3*	Form of Notice of Grant of Stock Options and Option Agreement for Peter Harris.
10.4*	Associates Stock Buying Plan, as amended through March 2002 (incorporated by reference to Exhibit 10.3 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).
10.5	Lease Agreement, dated June 15, 1995, among John E. Van Valkenburgh, Carl D. Panattoni and West Marine Products, Inc. for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.9 to West Marine’s Annual Report on Form 10-K for the year ended December 30, 1995).
10.5.1	Addendum, dated June 3, 1996, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.10.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.5.2	First Amendment, dated March 23, 1999, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.10.2 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.5.3	Second Amendment, dated as of June 11, 2002, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.7 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).
10.5.4	Third Amendment, dated as of April 1, 2003, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.7.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).
10.6	Lease Agreement, dated March 11, 1997, between Cabot Industrial Venture A, LLC, a Delaware limited liability company, as successor to Cabot Industrial Properties, L.P., a Delaware limited partnership, as successor to W/H No. 31, L.L.C., a South Carolina limited liability company and West Marine, Inc. for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).
10.6.1	First Amendment, dated August 11, 1998, to Lease Agreement for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

Exhibit Number	Exhibit

10.6.2	Second Amendment, dated April 18, 2000, to Lease Agreement, between Cabot Industrial Properties, L.P. and West Marine, Inc., for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.2 to West Marine’s Quarterly Report on Form 10-K for the year ended December 29, 2001).

10.6.3	Third Amendment, dated as of July 26, 2004, to Lease Agreement, dated March 11, 1997, between Cabot Industrial Venture A, LLC (as assignee of Cabot Industrial Properties, L.P.) and West Marine, Inc., for the Rock Hill, South Carolina distribution facility (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated October 4, 2004 and filed with the Commission on October 8, 2004).

10.7	Lease Agreement, dated June 26, 1997, between Watsonville Freeholders and West Marine Products Inc. for the Watsonville, California offices and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.8	Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility.

10.8.1	Lease Amendment I, dated November 25, 1996, to the Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility.

10.8.2	Lease Amendment II, dated June 25, 1998, to the Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility.

10.8.3	Landlord Subordination, dated February 25, 2003, to the Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility.

10.8.4	Third Amendment of Lease, dated April 23, 2004, to the Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility.

10.9	Credit Agreement, dated October 14, 2004, by and among West Marine Products, Inc., the Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent and Arranger, Union Bank Of California, N.A., as Syndication Agent and Bank Of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated October 14, 2004 and filed with the Commission on October 19, 2004).

10.10	Security Agreement, dated as of October 14, 2004, among West Marine Products, Inc., other Persons from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to West Marine’s Current Report on Form 8-K dated October 14, 2004 and filed with the Commission on October 19, 2004).

10.11	Security Agreement (Intellectual Property), dated as of October 14, 2004, among West Marine Products, Inc., other Persons from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to West Marine’s Current Report on Form 8-K dated October 14, 2004 and filed with the Commission on October 19, 2004).

Exhibit Number	Exhibit
10.12	General Security Agreement, dated as of October 14, 2004, between West Marine Canada Corp. and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to West Marine’s Current Report on Form 8-K dated October 14, 2004 and filed with the Commission on October 19, 2004).

10.13	Guarantee Agreement (Canada), dated as of October 14, 2004, by each Guarantor party thereto in favour of Wells Fargo Bank, National Association, as Administrative Agent.

10.14	Guaranty Agreement, dated as of October 14, 2004, by each Guarantor party thereto in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.15	Marketing Agreement, dated as of January 14, 2003, between and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.16*	Executive Termination Compensation Agreement, dated August 24, 1999, between West Marine, Inc. and Richard Everett (incorporated by reference to Exhibit 10.20 to West Marine’s Annual Report on Form 10-K for the year ended January 2, 2001).

10.16.1*	First Amendment to Executive Termination Compensation Agreement, effective as of August 25, 2003, between West Marine, Inc. and Richard Everett (incorporated by reference to Exhibit 10.2 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2003).

10.16.2*	Second Amendment to Executive Termination Compensation Agreement, effective as of January 12, 2005, between West Marine, Inc. and Richard Everett.

10.17*	Letter Agreement, dated as of February 7, 2000, between West Marine, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.6 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.17.1*	Executive Termination Compensation Agreement, dated as of August 10, 2004, between West Marine, Inc. and Eric Nelson.

10.18*	Letter Agreement, dated as of December 6, 2004, between West Marine, Inc. and Peter Harris (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 6, 2004 and filed with the Commission on December 9, 2004).

10.19*	Employee Agreement Regarding Confidentiality and Non-Solicitation, dated as of December 6, 2004, between West Marine, Inc. and Peter Harris (incorporated by reference to Exhibit 10.2 to West Marine’s Current Report on Form 8-K dated December 6, 2004 and filed with the Commission on December 9, 2004).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2005	WEST MARINE, INC.

	By:	/s/ PETER L. HARRIS
Peter L. Harris
Chief Executive Officer

Power of Attorney

West Marine, Inc. a Delaware corporation, and each person whose signature appears below, constitutes and appoints Peter L. Harris and Eric S. Nelson, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to such annual report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of West Marine, Inc. and in the capacities and on the dates indicated.

Signature Capacity

/s/ PETER L. HARRIS
Peter L. Harris
Chief Executive Officer and Director
March 25, 2005

/s/ RICHARD E. EVERETT
Richard E. Everett
President, Chief Operating Officer and Director
March 25, 2005

/s/ ERIC S. NELSON
Eric S. Nelson
Senior Vice President and Chief Financial Officer
March 25, 2005

/s/ RANDOLPH K. REPASS
Randolph K. Repass
Chairman of the Board and Director
March 25, 2005

/s/ GEOFFREY A. EISENBERG
Geoffrey A. Eisenberg
Director
March 25, 2005

/s/ DIANE GREENE
Diane Greene
Director
March 25, 2005

/s/ DAVID MCCOMAS
David McComas
Director
March 25, 2005

/s/ ALICE M. RICHTER
Alice M. Richter
Director
March 25, 2005

/s/ PETER ROY
Peter Roy
Director
March 25, 2005

/s/ DANIEL J. SWEENEY
Daniel J. Sweeney
Director
March 25, 2005

/s/ WILLIAM U. WESTERFIELD
William U. Westerfield
Director
March 25, 2005