Form 10-Q
period 2005-04-02
WEST MARINE INC
filed 2005-05-12
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

At April 29, 2005, the number of shares outstanding of the registrant’s common stock was 21,036,781.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 2, 2005, JANUARY 1, 2005 AND APRIL 3, 2004

(Unaudited, in thousands, except share data)

	April 2, 2005	January 1, 2005	April 3, 2004
ASSETS
Current assets:
Cash	$8,288	$5,459	$7,598
Trade receivables, net	8,095	6,209	8,624
Merchandise inventories	368,184	346,663	344,374
Other current assets	33,310	29,156	26,496

Total current assets	417,877	387,487	387,092

Property and equipment, net	88,410	82,292	79,232
Goodwill	56,905	56,905	56,905
Intangibles	2,478	2,557	2,796
Other assets	3,337	3,074	4,095

TOTAL ASSETS	$569,007	$532,315	$530,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,317	$65,421	$68,960
Accrued expenses	25,686	28,145	21,327
Current portion of deferred liabilities	6,730	6,729	3,480

Total current liabilities	106,733	100,295	93,767

Long-term debt	157,907	124,064	162,846
Deferred items and other non-current obligations	13,627	13,525	11,303

Total liabilities	278,267	237,884	267,916

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 21,025,270 at April 2, 2005, 20,894,240 at January 1, 2005 and 20,722,482 at April 3, 2004	21	21	21
Additional paid-in capital	157,333	155,400	151,742
Accumulated other comprehensive income	186	305	356
Retained earnings	133,200	138,705	110,085

Total stockholders’ equity	290,740	294,431	262,204

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,007	$532,315	$530,120

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share and store data)

	13 Weeks Ended
	April 2, 2005	April 3, 2004
Net sales	$125,338	$129,196
Cost of goods sold, including buying and occupancy	92,510	95,475

Gross profit	32,828	33,721

Selling, general and administrative expense	40,217	37,003

Loss from operations	(7,389)	(3,282)

Interest expense, net	1,635	1,777

Loss before income taxes	(9,024)	(5,059)

Income taxes	3,519	1,973

Net loss	$(5,505)	$(3,086)

Net loss per share, basic and diluted	$(0.26)	$(0.15)

Weighted average common and common equivalent shares outstanding, basic and diluted	20,939	20,365

Stores open at end of period	383	348

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	13 Weeks Ended
	April 2, 2005	April 3, 2004
OPERATING ACTIVITIES:
Net loss	$(5,505)	$(3,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,137	5,943
Tax benefit from exercise of stock options	709	3,987
Loss on asset disposals	1	18
Provision for doubtful accounts	89	74
Changes in assets and liabilities:
Accounts receivable	(1,975)	(2,604)
Merchandise inventories	(21,521)	(30,353)
Prepaid expenses and other current assets	(4,154)	(2,622)
Other assets	(2,900)	(544)
Accounts payable	8,896	(3,675)
Accrued expenses	(2,459)	(1,594)
Deferred items	103	(21)

Net cash used by operating activities	(20,579)	(34,477)

INVESTING ACTIVITIES:
Purchases of property and equipment	(11,659)	(4,065)

FINANCING ACTIVITIES:
Net borrowings on line of credit	33,843	33,995
Proceeds from exercise of stock options	1,224	7,408

Net cash provided by financing activities	35,067	41,403

NET CHANGE IN CASH	2,829	2,861
CASH AT BEGINNING OF PERIOD	5,459	4,737

CASH AT END OF PERIOD	$8,288	$7,598

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended April 2, 2005 and April 3, 2004

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal, recurring items) necessary to fairly present the financial position at April 2, 2005 and April 3, 2004, and the interim results of operations and cash flows for the 13-week periods then ended have been included.

The consolidated balance sheet at January 1, 2005, presented herein, has been derived from the audited consolidated financial statements of West Marine for the year then ended which were included in West Marine’s annual report on Form 10-K.

Accounting policies followed by West Marine are described in Note 1 to its audited consolidated financial statements for the year ended January 1, 2005. Certain information and disclosures normally included in the notes to financial statements prepared in accordance with generally accepted accounting principles have been omitted for purposes of the condensed consolidated interim financial statements presented herein. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended January 1, 2005, which were included in West Marine’s annual report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended April 2, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005, or any other interim period.

NOTE 2. Stock-based Compensation

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

The following table illustrates the effect on net income and earnings per share if West Marine had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur (in thousands, except share and per share amounts).

	13 Weeks Ended
	April 2, 2005	April 3, 2004
Net loss, as reported	$(5,505)	$(3,086)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,005)	(792)

Pro forma net loss	$(6,510)	$(3,878)

Loss per share, basic and diluted:
As reported	$(0.26)	$(0.15)
Pro forma	$(0.31)	$(0.19)

Anti-dilutive shares excluded from calculation	1,146,576	264,287

West Marine’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	April 2, 2005	April 3, 2004
Dividend yield	—	—

Volatility	61%	66%

Risk-Free interest rate range	2.1% –4.3%	1.3% –4.1%

Expected term (years)	6.2	6.1

NOTE 3. Intangible Assets

Intangible assets represent the value of a marketing agreement between West Marine and BoatU.S. and are being amortized on a straight-line basis over ten years.

	Gross Carrying Amount	Accumulated Amortization
		April 2, 2005	April 3, 2004
Amortized intangible assets (in thousands)
BoatU.S. marketing agreement	$3,180	$(702)	$(384)

Total	$3,180

Amortization expense for the next five years is estimated at $0.3 million per year.

NOTE 4. Segment Information

West Marine has three divisions - Stores, Wholesale (Port Supply) and Direct Sales (catalog and Internet)—all of which sell aftermarket recreational boating supplies directly to customers. West Marine’s customer base overlaps between its Stores and Wholesale divisions and between its Stores and Direct Sales divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity and customer delivery.

Assets are not presented by segment, as West Marine’s assets overlap among segments. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to West Marine’s business segments (in thousands):

	13 Weeks Ended
	April 2, 2005	April 3, 2004
Net sales:
Stores	$106,002	$108,035
Direct Sales	8,020	9,203
Port Supply	11,316	11,958

Consolidated net sales	$125,338	$129,196

Contribution:
Stores	$(753)	$2,319
Direct Sales	1,670	2,017
Port Supply	1,749	1,972

Consolidated contribution	$2,666	$6,308

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$2,666	$6,308
Less:
Indirect costs of goods sold not included in consolidated contribution	(3,630)	(4,288)
General and administrative expenses	(6,425)	(5,302)
Interest expense	(1,635)	(1,777)
Income tax expense	3,519	1,973

Net loss	$(5,505)	$(3,086)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of April 2, 2005, and April 3, 2004, and the related condensed consolidated statements of operations and cash flows for the 13-week periods ended April 2, 2005 and April 3, 2004. These interim financial statements are the responsibility of West Marine’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Marine, Inc. and subsidiaries as of January 1, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 1, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

May 12, 2005

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the Financial Statements and notes thereto found in Item 1 of this Form 10-Q.

General

West Marine is one of the largest boating supplies retailers in the world. We have three divisions—Stores, Wholesale (Port Supply) and Direct Sales (catalog and Internet) – all of which sell aftermarket recreational boating supplies directly to customers. At the end of the first quarter of 2005, we offered our products through 383 stores in 38 states, Puerto Rico and Canada; on the Internet (www.westmarine.com and www.boatus-store.com); and through catalogs. Also, we are engaged, through our Port Supply division, our stores and on the Internet (www.portsupply.com), in the wholesale distribution of products to commercial customers and other retailers.

Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

All references to the first quarter of 2005 mean the 13-week period ended April 2, 2005, and all references to the first quarter of 2004 mean the 13-week period ended April 3, 2004.

Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date of Statement of Financial Accounting Standard No. 123R (SFAS 123R) “Shared-Based Payment.” The SEC’s new rule allows West Marine to implement SFAS 123R at the beginning of our next fiscal year, or as of January 1, 2006. The new rule does not change the accounting required by SFAS 123R; it changes only the date for compliance with the standard. West Marine will apply SFAS 123R to all awards granted, modified or cancelled on or after January 1, 2006. We currently provide disclosure in our financial statement footnotes (see Note 2 in Item 1 of this Form 10-Q) to demonstrate the effect of expensing the fair value of stock option grants on net income (loss) and earnings per share using one of the option valuation methodologies allowed in the standard.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of West Marine’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts and circumstances dictate a change.

We describe our stock-based compensation accounting policies in Note 2 to the financial statements located in Item 1 of this Form 10-Q. We have identified certain other critical accounting policies, which are described below.

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

Revenue recognition. Typically, we record sales, net of estimated returns, when merchandise is purchased by customers at retail locations. When merchandise is shipped from a warehouse directly to a customer, we record sales when such merchandise is received by the customer. Return allowances, which reduce net sales for expected product returns, are estimated using historical experience. As of each of April 2, 2005, January 1, 2005 and April 3, 2004, reserves for allowances and returns were $0.2 million. The issuance of gift cards is recorded initially as a liability. Revenue is recognized at the time the customer redeems the gift card and takes possession of merchandise.

Comparable store sales. We define comparable store sales as sales from stores that have been open at least 13 months, where selling square footage did not change by more than 40% in the previous 13 months.

Merchandise categories. The merchandise that we sell can be divided into four general categories: Maintenance, which includes engine systems, plumbing and electrical; Safety, which includes electronics, navigation and media; Powerboat and Lifestyle, which includes apparel, cabin and galley, fishing, watersports, boats, motors and gift items; and Hardware, which includes fasteners, trailers, deck hardware, ropes, chains, anchors and ventilation. The following chart shows the relative proportion of gross sales contributed by each of these four categories:

	13 Weeks Ended
	April 2, 2005	April 3, 2004
Maintenance	34%	34%

Safety	30%	31%

Powerboat and Lifestyle	20%	19%

Hardware	16%	16%

	100%	100%

Merchandise inventories. Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. We make certain assumptions based upon historical experience and current information to adjust inventory value to the lower of cost or market.

Potentially obsolete inventories are marked down based upon current levels of discontinued product and historical analysis of the liquidation of discontinued inventory below cost. The nature of our inventory is such that the risk of obsolescence is not material. We adjust our inventories for estimated shrinkage based upon historical analysis.

Vendor allowances. We receive allowances from vendors through a variety of programs and arrangements, including cash discounts and purchase quantity discounts. We recognize such allowances as a reduction to cost of goods sold as the related products are sold or as a reduction in selling, general and administrative expenses when earned.

Long-lived assets. We depreciate furniture and equipment over useful lives of two to seven years, depending upon the specific category of asset. We depreciate leasehold improvements over the lesser of the lease term or the estimated useful lives of the improvements, usually ten years, and we depreciate buildings over 25 years. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures, indicate that the carrying value of an asset may not be recoverable. At the time a decision is made to close a store, we record an impairment charge, if appropriate, and accelerate depreciation over the revised useful life. We believe at this time that our long-lived assets’ carrying values and useful lives continue to be appropriate.

Income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. While we have considered future taxable income, state tax apportionment and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Our tax filings are subject to audit by governmental authorities in the jurisdictions where we conduct business, which audits may result in assessments of additional taxes. We believe we have adequately provided for obligations that would result from these legal and tax proceedings where it is probable we will be required to pay some amounts and where we can estimate such amounts.

Foreign currency translation. In the preparation of consolidated financial statements, the assets and liabilities of our Canadian subsidiary are denominated in Canadian dollars and translated to U.S. dollars at the rate of exchange in effect at the balance sheet date while income and expenses are translated at average rates of exchange prevailing during the reporting period. The related translation adjustments are reflected in the other comprehensive income section of the consolidated statements of stockholders’ equity. Almost all of the revenues and expenditures of West Marine are denominated in U.S. dollars. However, foreign currency gains and losses from transactions denominated in foreign currencies, including inter-company transactions, are included in operating results and have not been significant to date.

Results of Operations

The following table sets forth certain income statement components expressed as a percent of net sales:

	13 Weeks Ended
	April 2, 2005	April 3, 2004
Net sales	100.0%	100.0%
Cost of goods sold including buying and occupancy	73.8%	73.9%

Gross profit	26.2%	26.1%
Selling, general and administrative expenses	32.1%	28.6%

Loss from operations	-5.9%	-2.5%
Interest expense	1.3%	1.4%

Loss before income taxes	-7.2%	-3.9%
Provision for income taxes	2.8%	1.5%

Net loss	-4.4%	-2.4%

Net sales for the first quarter of 2005 were $125.3 million, a decrease of $3.9 million, or 3.0%, compared to net sales of $129.2 million in the first quarter of 2004. Net loss for the first quarter of 2005 was $5.5 million, or ($0.26) per share, compared to a net loss of $3.1 million, or ($0.15) per share, in the first quarter of 2004.

Net sales attributable to our Stores division decreased $2.0 million to $106.0 million in the first quarter of 2005, a 1.9% decrease compared to the first quarter of 2004, partly due to winter-like weather patterns causing boating season activities to be delayed in markets from the mid-Atlantic up into the northeast and across to the Great Lakes. Comparable store sales are an important performance metric used by our management. Comparable store sales decreased 6.8% for the first quarter of 2005 compared to the same period a year ago, partly due to the shift in the start of the boating season from the first quarter of 2004 to the second quarter of this year. Comparable store sales by region for the first quarter of 2005 were as follows: Northeast (22.4%); Southeast 1.3%; and Western (4.8%). Wholesale (Port Supply) net sales through our distribution centers decreased 5.4%, to $11.3 million in 2005 compared with 2004, primarily because wholesale customers purchased more merchandise through our store locations. Direct Sales net sales decreased $1.2 million, or 12.9%, to $8.0 million, primarily due to Direct Sales customers migrating to new stores as they open in these customers’ geographic areas.

Gross profit decreased by $0.9 million, or 2.6%, to $32.8 million for the first quarter of 2005, compared to $33.7 million in the first quarter of 2004. Gross profit percentage is another key performance metric used by our management. Gross profit as a percentage of net sales increased 0.1% to 26.2% for the first quarter of 2005, compared to 26.1% in the first quarter of 2004. Gross profit as a percentage of sales increased for the first quarter of 2005, compared to the prior year primarily due to better product margins stemming from several factors, including private label product expansion and a greater mix of higher margin products. This increase was partially offset by the deleveraging of occupancy costs due to the addition of new stores, which add occupancy costs much like those of a mature store without the corresponding increase in sales.

Selling, general and administrative expenses increased $3.2 million, or 8.7%, to $40.2 million in the first quarter of 2005, compared to $37.0 million for the same period last year. Selling, general and administrative expenses increased as a percentage of sales to 32.1% in the first quarter of 2005, versus 28.6% in the first quarter of last year, mainly due to lower than expected sales combined with costs for new stores and store initiatives. The future profitability of our company largely is dependent on our ability to increase sales and gross profit while containing selling, general and administrative expenses.

Interest expense decreased $0.1 million, or 8.0%, to $1.6 million in the first quarter of 2005, compared to $1.7 million for the same period last year. The decrease in interest expense was due to lower borrowing costs associated with our new credit facility.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures, pre-opening expenses, beginning inventory for new stores and remodeling or relocating older stores. We may also require additional capital in the event we choose to pursue acquisition opportunities. We believe our existing credit facility and cash flows from operations will be sufficient to satisfy our liquidity needs for the next 12 months.

Operating Activities

During the first quarter of 2005, net cash used in operating activities consisted primarily of a net loss of $5.5 million and increases in: inventories of $21.5 million; accounts receivable of $2.0 million; and accounts payable of $8.9 million. These increases were partially offset by a decrease in accrued expenses of $2.5 million and a decrease in prepaid expenses of $4.2 million. Inventory increased approximately 6.9% over last year because of the addition of nine new stores and because first quarter sales were lower than we had projected. On a per square foot basis, inventory increased approximately 1.3%. Trade payables increased 7.8% over last year, primarily because of the increase in inventory purchases. We expect lower inventory purchases over the remainder of this fiscal year.

Investing Activities

During the first quarter of 2005, we spent $11.7 million for capital expenditures. We expect to spend from $25.0 million to $30.0 million on capital expenditures during 2005, mainly for new stores and information systems improvements. We intend to pay for our expansion through cash generated from operations and bank borrowings.

Financing Arrangements

We have a $190.0 million credit facility that expires in October 2009. Borrowings under this credit facility at the end of the first quarter of 2005 were $157.9 million, bearing interest at rates ranging from 4.08% to 5.75%. At West Marine’s option, subject to certain conditions and restrictions, the credit facility provides up to $150.0 million in additional financing at various times during the term. This credit facility is guaranteed by West Marine and its subsidiaries and is secured by a security interest in substantially all of the assets of West Marine and its subsidiaries. The credit facility includes a $30.0 million sub-facility available for the issuance of commercial and stand-by letters of credit, and a sub-limit of up to $20.0 million for same day advances.

Depending on our election at the time of borrowing, our credit facility bears interest at either (a) the higher of (i) the agent’s prime rate plus a margin or (ii) the federal funds rate plus 0.5% or (b) LIBOR plus a margin.

Our credit facility contains various covenants which require us to maintain certain financial ratios, including debt service coverage, debt to earnings and current ratio. In light of certain accounting changes implemented at year end, we amended our consolidated leverage ratio covenant in March 2005. The covenants also require us to maintain minimum levels of net worth and place limitations on the types and levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures. As of April 2, 2005, and January 1, 2005, we were in compliance with all such covenants.

At the end of the first quarter of 2005, we had $4.3 million of outstanding stand-by letters of credit and $0.2 million of outstanding commercial letters of credit, compared to $4.0 million and $1.2 million, respectively, at the end of first quarter 2004.

For the first quarter of 2005, the weighted average interest rate on all of our outstanding borrowings was 4.19%.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of April 2, 2005, we are not involved in any unconsolidated special purpose entities or variable interest entities.

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

Business Trends

We believe people look to West Marine expecting high levels of personalized service delivered by associates who sincerely care about customers and are passionate about boating; they look for a broad assortment of high quality merchandise, priced fairly and in stock when they need it; they have come to expect the convenience of stores located near where they boat or live. We believe all of this comes together in the mind of the customer to represent exceptional value.

With a clear understanding of where we are and with a focus on long-term shareholder value, we are launching a number of new initiatives intending to improve inventory turnover, increase comparable store sales and strengthen our operations. By delivering what customers want, everyday, we expect to continue to be their retailer of choice, our position in the market should continue to grow and we plan to achieve maximum long-term value for our shareholders. These initiatives include:

•	Lowering our inventories without reducing merchandise in-stock levels for our customers by reducing inventory purchases in 2005;

•	Increasing customer traffic, expanding our market share and strengthening customer loyalty by refocusing on value pricing in certain key merchandise areas;

•	Increasing store sales by increasing associate hours in our stores during peak selling periods;

•	Expanding our efforts to build sales through the Internet channel;

•	Delaying some stores we planned to open during the key boating season, shifting the schedule for opening some of the new stores planned for 2005; and

•	Restructuring our merchandising organization and processes to add accountability and allow for more product assortment strategy and analysis.

In the long term, we believe these new initiatives will create a stronger West Marine and, over time, will enhance value by creating additional new strategies that build on this solid foundation.

We opened five traditional stores and four Express stores in the first quarter of 2005. During the second quarter of 2005, we plan to open four traditional and four Express stores, as well as remodel two stores. We currently plan to open 50 or more stores during 2005, comprised of 30 to 35 traditional stores and 15 to 20 Express stores.

We closed one store during the first quarter of 2005. We currently plan to close a total of five stores during 2005, one of which is due to a change in the use of the property by the landlord.

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

Our results of operations could be negatively impacted if our new initiatives to reduce inventories, reduce prices, increase associate hours, delay store openings, build sales through the Internet channel and restructure our merchandising organization fail to create the cost savings or increases in sales that we expect.

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

Based on our operating results for the year ended January 1, 2005, a 10% change in the weighted-average interest rate affecting our floating financial instruments would have an effect of approximately $0.5 million on our pretax income and cash flows over the next year and would have an immaterial effect on the fair value of our fixed-rate financial instruments (see Note 4 to the Consolidated Financial Statements set forth in Item 8 – Financial Statements and Supplementary Data of our fiscal year 2004 Form 10-K).

ITEM 4 – CONTROLS AND PROCEDURES

West Marine maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to West Marine’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management, including West Marine’s Chief Executive Officer and Chief Financial Officer, concluded that West Marine’s disclosure controls and procedures are effective in reaching a level of reasonable assurance regarding management’s control objectives.

West Marine has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of West Marine’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, as of April 2, 2005, West Marine’s Chief Executive Officer and Chief Financial Officer concluded that West Marine’s disclosure controls and procedures are effective in timely alerting them to material information relating to West Marine required to be included in West Marine’s Exchange Act reports. During West Marine’s fiscal quarter ended April 2, 2005 there has been no change in West Marine’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, West Marine’s internal control over financial reporting.

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

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

(a)	Exhibits:

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.2 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Marketing Agreement, dated as of January 14, 2003, between and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.1.1	Amendment, dated as of April 7, 2005, to Marketing Agreement, dated as of January 14, 2003, between and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc.

10.2	Amendment No. 1, dated as of March 25, 2005, to Credit Agreement, dated as of October 14, 2004, by and among West Marine Products, Inc., the Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, a Lender, the Issuing Lender and the Swing Line Lender (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated March 25, 2005 and filed with the Commission on March 29, 2005).

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2005	WEST MARINE, INC.

	By:	/s/ Peter L. Harris
Peter L. Harris
Chief Executive Officer

	By:	/s/ Eric S. Nelson
Eric S. Nelson
Senior Vice President, Finance and Chief Financial Officer