Form 10-Q
period 2005-07-02
WEST MARINE INC
filed 2005-08-11
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

At July 29, 2005, the number of shares outstanding of the registrant’s common stock was 21,097,146.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 2, 2005, JANUARY 1, 2005 AND JULY 3, 2004

(Unaudited, in thousands, except share data)

	July 2, 2005	January 1, 2005	July 3, 2004
ASSETS
Current assets:
Cash	$14,718	$5,459	$15,802
Trade receivables, net	10,050	6,209	9,335
Merchandise inventories	355,482	346,663	350,161
Other current assets	31,680	29,156	25,967

Total current assets	411,930	387,487	401,265

Property and equipment, net	90,470	82,292	80,139
Goodwill	56,905	56,905	56,905
Intangibles	2,399	2,557	2,716
Other assets	3,365	3,074	3,831

TOTAL ASSETS	$565,069	$532,315	$544,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,443	$65,421	$89,321
Accrued expenses	47,642	28,145	42,165
Current portion of deferred liabilities	6,730	6,729	3,480

Total current liabilities	137,815	100,295	134,966

Long-term debt	98,806	124,064	109,996
Deferred items and other non-current obligations	14,080	13,525	11,324

Total liabilities	250,701	237,884	256,286

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 21,092,532 at July 2, 2005, 20,894,240 at January 1, 2005 and 20,791,582 at July 3, 2004	21	21	21
Additional paid-in capital	158,368	155,400	153,247
Accumulated other comprehensive income (loss)	(12)	305	54
Retained earnings	155,991	138,705	135,248

Total stockholders’ equity	314,368	294,431	288,570

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$565,069	$532,315	$544,856

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$253,547	$252,606	$378,885	$381,802
Cost of goods sold, including buying and occupancy	159,631	158,087	252,141	253,562

Gross profit	93,916	94,519	126,744	128,240

Selling, general and administrative expense	55,463	51,692	95,680	88,695

Income from operations	38,453	42,827	31,064	39,545

Interest expense, net	1,624	1,576	3,259	3,353

Income before income taxes	36,829	41,251	27,805	36,192

Income taxes	14,038	16,088	10,519	14,115

Net income	$22,791	$25,163	$17,286	$22,077

Net income per share:
- Basic	$1.08	$1.21	$0.82	$1.07
- Diluted	$1.07	$1.17	$0.81	$1.04

Weighted average common and common equivalent shares outstanding:
- Basic	21,070	20,765	21,005	20,566
- Diluted	21,358	21,441	21,398	21,328

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	26 Weeks Ended
	July 2, 2005	July 3, 2004
OPERATING ACTIVITIES:
Net income	$17,286	$22,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,373	11,874
Tax benefit from exercise of stock options	745	4,203
Provision for doubtful accounts	67	206
Loss (gain) on sale of assets	(8)	127
Changes in assets and liabilities:
Accounts receivable	(3,908)	(3,447)
Merchandise inventories	(8,819)	(36,140)
Prepaid expenses and other current assets	(2,524)	(2,093)
Other assets	(550)	(864)
Accounts payable	17,971	16,686
Accrued expenses	19,497	19,244
Deferred items	555	—

Net cash provided by operating activities	51,685	31,873

INVESTING ACTIVITY -
Purchases of property and equipment	(19,252)	(10,650)

Net cash used in investing activity	(19,252)	(10,650)

FINANCING ACTIVITIES:
Net repayments on line of credit	(25,258)	(18,855)
Payment of loan costs	(139)	—
Proceeds from exercise of stock options	1,546	8,106
Proceeds from sale of common stock pursuant to associate stock purchase plan	677	591

Net cash used in financing activities	(23,174)	(10,158)

NET INCREASE IN CASH	9,259	11,065
CASH AT BEGINNING OF PERIOD	5,459	4,737

CASH AT END OF PERIOD	$14,718	$15,802

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Twenty-six Weeks Ended July 2, 2005 and July 3, 2004

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at July 2, 2005 and July 3, 2004, and the interim results of operations for the 13-week and the 26-week periods and cash flows for the 26-week period then ended have been included.

The condensed consolidated balance sheet at January 1, 2005, presented herein, has been derived from the audited consolidated financial statements of West Marine for the year then ended which were included in West Marine’s Annual Report on Form 10-K.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 26-week periods ended July 2, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005, or any other interim period.

NOTE 2. Stock-based Compensation

West Marine has two stock-based employee compensation plans. West Marine accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Stock options issued to employees on or after June 1, 2005, vest over four years (options issued prior to June 1, 2005 have a five-year vesting period) and issuance is subject to meeting job performance criteria. The Company also issues restricted awards under its equity incentive plan. To date, restricted awards have been issued at no cost to recipients. Restricted stock awards issued to Company employees have restrictions that lapse over four years from the date of grant or as specified in the award, and issuance is subject to job performance criteria.

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

	13 Weeks Ended		26 Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income, as reported	$22,791	$25,163	$17,286	$22,077
Deduct : Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,101	1,014	2,074	1,802

Pro forma net income	$21,690	$24,149	$15,212	$20,275

Basic earnings per share:
As reported	$1.08	$1.21	$0.82	$1.07
Pro forma	$1.03	$1.16	$0.72	$0.99

Diluted earnings per share:
As reported	$1.07	$1.17	$0.81	$1.04
Pro forma	$1.02	$1.13	$0.71	$0.95

West Marine’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	July 2, 2005	July 3, 2004
Dividend yield	—	—
Volatility	60%	65%
Risk-Free interest rate range	2.6% – 4.3%	1.3% – 4.1%
Expected term (years)	6.2	6.0

NOTE 3. Segment Information

West Marine has three divisions - Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet)—all of which sell aftermarket recreational boating supplies directly to customers. West Marine’s customer base overlaps between its Stores and Port Supply divisions and between its Stores and Direct Sales divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity and customer delivery.

Assets are not presented by segment, as West Marine’s assets overlap among segments. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to West Marine’s business segments (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales:
Stores	$222,874	$220,958	$328,876	$328,993
Direct Sales	15,145	16,449	23,165	25,652
Port Supply	15,528	15,199	26,844	27,157

Consolidated net sales	$253,547	$252,606	$378,885	$381,802

Contribution:
Stores	$47,869	$52,118	$47,116	$54,437
Direct Sales	2,690	3,489	4,360	5,506
Port Supply	2,798	2,629	4,547	4,601

Consolidated contribution	$53,357	$58,236	$56,023	$64,544

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$53,357	$58,236	$56,023	$64,544
Less:
Indirect costs of goods sold not included in consolidated contribution	(6,315)	(7,990)	(9,945)	(12,278)
Selling, general and administrative expense	(8,589)	(7,419)	(15,014)	(12,721)
Interest expense, net	(1,624)	(1,576)	(3,259)	(3,353)
Income taxes	(14,038)	(16,088)	(10,519)	(14,115)

Net income	$22,791	$25,163	$17,286	$22,077

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of July 2, 2005, and July 3, 2004, and the related condensed consolidated statements of income for the 13-week and 26-week periods ended July 2, 2005 and July 3, 2004, and cash flows for the 26-week periods ended July 2, 2005 and July 3, 2004. These interim financial statements are the responsibility of West Marine’s management.

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

August 11, 2005

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the Financial Statements and notes thereto found in Item 1 of this Form 10-Q.

General

West Marine is one of the largest boating supplies retailers in the world. We have three divisions—Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) – all of which sell aftermarket recreational boating supplies directly to customers. At the end of the second quarter of 2005, we offered our products through 390 stores in 38 states, Puerto Rico and Canada; on the Internet (www.westmarine.com and www.boatus-store.com); and through catalogs. Also, we are engaged, through our Port Supply division, our stores and the Internet (www.portsupply.com), in the wholesale distribution of boating products to commercial customers and other retailers.

Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

All references to the second quarter and first six months of 2005 mean the 13-week and 26-week periods, respectively, ended July 2, 2005, and all references to the second quarter and first six months of 2004 mean the 13-week and 26-week periods, respectively, ended July 3, 2004.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We are required to adopt the provisions of FIN 47 no later than the end of fiscal 2005. We do not expect the adoption of this Interpretation to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires the estimated fair market value of all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement. Based on a Securities and Exchange Commission final rule issued on April 15, 2005, we plan to adopt SFAS No. 123(R) at the beginning of the first quarter of fiscal year 2006. We are currently evaluating the impact of SFAS No. 123(R) and expect that adopting SFAS No. 123(R) will cause a significant increase in compensation expense. We do not expect SFAS No. 123(R) to have a material impact on our cash flows. We currently disclose in our financial statement footnotes (see Note 2 in Item 1 of this Form 10-Q) the pro forma effect of expensing the fair value of stock option grants on net income and earnings per share using one of the option-pricing models permitted by SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which adopts wording from the International Accounting Standards Board’s IAS 2 “Inventories” in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect of SFAS No. 151 and do not expect it to have a material impact on our financial position, results of operations or cash flows.

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

Revenue recognition. Typically, we record sales, net of estimated returns, when merchandise is purchased by customers at retail locations. When merchandise is shipped from a warehouse directly to a customer, we record sales when such merchandise is received by the customer. Return allowances, which reduce net sales for expected product returns, are estimated using historical experience. As of each of July 2, 2005, January 1, 2005 and July 3, 2004, reserves for allowances and returns were less than $0.4 million. The issuance of gift cards is recorded initially as a liability. Revenue is recognized at the time the customer redeems the gift card and takes possession of merchandise.

Comparable store sales. We define comparable store sales as sales from stores that have been open at least 13 months, where selling square footage did not change by more than 40% in the previous 13 months.

Merchandise categories. The merchandise that we sell can be divided into four general categories: Maintenance, which includes engine systems, plumbing and electrical; Safety, which includes electronics, navigation and media; Powerboat and Lifestyle, which includes apparel, cabin and galley, fishing, watersports, boats, motors and gift items; and Hardware, which includes fasteners, trailers, deck hardware, ropes, chains, anchors and ventilation. The following chart shows the relative proportion of gross sales contributed by each of these four merchandise categories:

	26 Weeks Ended
	July 2, 2005	July 3, 2004
Maintenance	34%	33%
Safety	28%	29%
Powerboat and Lifestyle	21%	21%
Hardware	17%	17%

	100%	100%

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

Vendor allowances. We receive allowances from vendors through a variety of programs and arrangements, including cash discounts and purchase quantity discounts. We recognize such allowances as a reduction to cost of goods sold as the related products are sold or as a reduction in selling, general and administrative expense when earned.

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

Income taxes. We account for income taxes using the asset and liability method under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. While we have considered future taxable income, state tax apportionment and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

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

Results of Operations

The following table sets forth certain income statement components expressed as a percent of net sales:

	13 Weeks Ended		26 Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy	63.0%	62.6%	66.5%	66.4%

Gross profit	37.0%	37.4%	33.5%	33.6%
Selling, general and administrative expense	21.8%	20.5%	25.3%	23.2%

Income from operations	15.2%	16.9%	8.2%	10.4%
Interest expense, net	0.7%	0.6%	0.9%	0.9%

Income before income taxes	14.5%	16.3%	7.3%	9.5%
Provision for income taxes	5.5%	6.4%	2.7%	3.7%

Net income	9.0%	9.9%	4.6%	5.8%

Net sales for the second quarter of 2005 were $253.5 million, an increase of $0.9 million, or 0.4%, compared to net sales of $252.6 million for the second quarter of 2004. Net income for the second quarter of 2005 was $22.8 million, or $1.07 per share, compared to net income of $25.2 million, or $1.17 per share, for the same period last year. Net income for the second quarter of 2005 decreased by $2.4 million, or $0.10 per share, compared to last year, because gross profit remained relatively unchanged, while selling, general and administrative expense increased by $3.8 million, largely due to the opening of new stores, as well as additional costs associated with several new business initiatives, more fully described in the “Business Trends” section below.

Net sales attributable to our Stores division increased $1.9 million to $222.9 million for the second quarter of 2005, a 0.9% increase compared to the second quarter of 2004, primarily due to new store openings. Comparable store sales are an important performance metric used by our management. Comparable store sales decreased (3.5%) for the second quarter of 2005 compared to the same period a year ago, partly due to poor weather on both coasts compared to great spring weather last year and higher fuel costs. This year, many boats in our Northeast region, from the mid-Atlantic up through the northeastern seaboard and across to the Great Lakes, remained in storage until June. Comparable store sales by region for the second quarter of 2005 were as follows: Northeast down (6.5%); Southeast up 2.1%; and Western down (5.5%). Port Supply (wholesale) sales through our distribution centers increased 2.2%, to $15.5 million in 2005, compared to the 2004 comparable quarter, primarily due to new marketing initiatives. Direct Sales division revenues for the second quarter of 2005 were $15.1 million, a decrease of $1.3 million, or 7.9%, compared to last year, primarily due to market share erosion in areas where we have opened new stores.

Net sales for the first six months of 2005 were $378.9 million, a decrease of $2.9 million, or 0.8%, compared to net sales of $381.8 million for the first six months of 2004. Net income for the first six months of 2005 was $17.3 million, or $0.81 per share, compared to net income of $22.1 million, or $1.04 per share, for the same period last year. Net income for the first six months of 2005 decreased by $4.8 million, or $0.23 per share, mainly because sales and gross profit decreased, primarily during the first quarter of 2005, while selling, general and administrative expense increased, primarily due to additional costs from the opening of new stores, as well as new business initiatives, more fully described in the “Business Trends” section below.

Net sales attributable to our Stores division decreased $0.1 million to $328.9 million for the first six months of 2005, relatively unchanged compared to the first six months of 2004, partly due to winter-like weather patterns causing boating season activities to be delayed in markets from the mid-Atlantic up into the northeast and across to the Great Lakes. Comparable store sales decreased (4.6%) for the first six months of 2005, compared to the same period a year ago, partly due to poor weather on both coasts compared to great spring weather for the first half of 2004 and higher fuel costs. Comparable store sales by region for the first six months of 2005 were as follows: Northeast down (10.0%); Southeast up 1.7%; and Western down (5.2%). Port Supply (wholesale) net sales through our distribution centers for the first six months of 2005 were $26.8 million, a decrease of $0.3 million, or 1.2%, compared to 2004, primarily because wholesale customers purchased more merchandise through our store locations. Direct Sales division revenues for the first six months of 2005 were $23.2 million, a decrease of $2.5 million, or 9.7%, compared to the same period last year, primarily due to market share erosion in areas where we have opened new stores.

Gross profit decreased by $0.6 million, or 0.6%, to $93.9 million for the second quarter of 2005, compared to $94.5 million for the second quarter of 2004. Gross profit percentage is another key performance metric used by our management. Gross profit as a percentage of net sales for the second quarter of 2005 decreased by 0.4% to 37.0%, compared to 37.4% for the same period last year, primarily due to additional operating costs for the opening of new stores, which add occupancy costs much like those of a mature store without the corresponding increase in sales, as well as new initiatives, including instituting lower everyday pricing in some key merchandising areas. Our gross profit was $126.7 million for the first six months of 2005, a decrease of $1.5 million, or 1.2%, compared to gross profit of $128.2 million for the same period a year ago. Gross profit represented 33.5% of net sales for the first six months of 2005, relatively unchanged, compared to 33.6% for the same period last year, primarily because higher costs for new stores were offset by a higher proportion of our sales mix from higher-margin, non-discretionary products, such as maintenance.

Selling, general and administrative expense increased $3.8 million, or 7.3%, to $55.5 million for the second quarter of 2005, compared to $51.7 million for the same period last year. Selling, general and administrative expense increased as a percentage of sales to 21.8% for the second quarter of 2005, compared to 20.5% for the second quarter last year, mainly due to lower than expected sales combined with additional operating costs for the opening of new stores and the implementation of new business initiatives in 2005, such as additional store associate training and changes in our merchandising organization. For the first six months of 2005, selling, general and administrative expense increased by $7.0 million, or 7.9%, to $95.7 million compared to $88.7 million for the first six months of 2004. Selling, general and administrative expense represented 25.3% of net sales for the first six months of 2005, compared to 23.2% for the same period a year ago, mainly due to lower than expected sales combined with additional operating costs for new stores and new business initiatives in 2005. The future profitability of our company largely is dependent on our ability to increase sales and gross profit while containing selling, general and administrative expense.

Interest expense was $1.6 million for the second quarter of 2005, unchanged from the second quarter last year. Our effective income tax rate decreased to 38.1% of pre-tax income for the second quarter of 2005, compared to 39.0% for the second quarter of 2004, primarily due to the revaluation of deferred tax allowances.

For the first six months of 2005, interest expense of $3.3 million remained relatively unchanged compared to the same period last year. Our effective income tax rate decreased to 37.8% of pre-tax income for the first six months of 2005, compared to 39.0% for the first six months of 2004, primarily due to the revaluation of deferred tax allowances.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores, and remodeling or relocating older stores. We also may require additional capital in the event we choose to pursue acquisition opportunities. We believe our existing credit facility and cash flows from operations will be sufficient to satisfy our liquidity needs for the next 12 months.

Operating Activities

During the first six months of 2005, net cash provided by operating activities consisted primarily of net income of $17.3 million plus $11.4 million in depreciation and amortization and an increase in trade payables and accrued expenses of $37.5 million. This was partially offset by increases in inventories of $8.8 million and increases in trade receivables, prepaid expenses and other current assets of $7.0 million. Cash used for inventory during the first six months of 2005 decreased $27.3 million, or 75.6%, compared to the same period last year, primarily due to lower electronics merchandise purchases and lower peak season replenishment needs compared to the same period last year, as well as supply chain efficiencies. On a per square foot basis, inventory decreased by approximately 3.4%. We expect lower inventory purchases during the remaining six months of fiscal 2005 compared to the same period last year.

Investing Activity

During the first six months of 2005, we spent $19.3 million on capital expenditures, primarily for information systems improvements and for building new and remodeled stores. We expect to spend from $28.0 million to $30.0 million on capital expenditures during 2005, mainly for new stores and information systems improvements. We intend to pay for our expansion through cash generated from operations and bank borrowings.

Financing Arrangements

We have a bank credit facility that expires in October 2009. Borrowings under this credit facility at the end of the second quarter of 2005 were $98.8 million, bearing interest at rates ranging from 4.3% to 6.8%. Pursuant to the terms of the credit facility, the borrowing limit under this credit facility was reduced from $190.0 million to $125.0 million on June 16, 2005, and is scheduled to increase to $170.0 million on December 15, 2005 to support seasonal borrowing needs. At West Marine’s option, subject to certain conditions and restrictions, the credit facility provides up to $150.0 million in additional financing at various times during the term. This credit facility is guaranteed by West Marine and its subsidiaries and is secured by a security interest in substantially all of the assets of West Marine and its subsidiaries. The credit facility includes a $30.0 million sub-facility available for the issuance of commercial and stand-by letters of credit and a sub-limit of up to $20.0 million for same day advances.

Depending on our election at the time of borrowing, our credit facility bears interest at either (a) the higher of (i) the agent’s prime rate plus a margin or (ii) the federal funds rate plus 0.5% or (b) LIBOR plus a margin.

Our credit facility contains various covenants which require us to maintain certain financial ratios, including debt service coverage, debt to earnings and current ratio. The covenants also require us to maintain minimum levels of net worth and place limitations on the types and levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures. All of the repayment obligations under our credit facility may be accelerated and come due prior to the scheduled payment date if certain covenants are breached or an event of default occurs. As of July 2, 2005, we were in compliance with all of our covenants.

At the end of the second quarter of 2005, we had $5.2 million of outstanding stand-by letters of credit and $0.1 million of outstanding commercial letters of credit, compared to $5.6 million and $0.3 million, respectively, outstanding at the end of second quarter last year.

For the second quarter of 2005, the weighted average interest rate on all of our outstanding borrowings was 4.7%.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of July 2, 2005, we were not involved in any unconsolidated special purpose entities or variable interest entities.

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

With a clear understanding of where we are and with a focus on long-term shareholder value, during the first quarter of 2005 we launched a number of new initiatives intended to improve inventory turnover, increase comparable store sales and strengthen our operations. By delivering what customers want, everyday, we expect to continue to be their boating supplier of choice, our position in the market should continue to grow and we plan to achieve maximum long-term value for our shareholders. These initiatives include:

•	Lowering our inventories without reducing merchandise in-stock levels for our customers by reducing inventory purchases in 2005;

•	Increasing customer traffic, expanding our market share and strengthening customer loyalty by refocusing on value pricing in certain key merchandise areas;

•	Increasing store sales by boosting training and adding store associate hours during peak selling periods;

•	Expanding our efforts to build sales through the Internet channel;

•	Delaying some stores we planned to open during the key boating season, shifting the schedule for opening some of the new stores planned for 2005 while we focus on prototypes and tests of new merchandising strategies; and

•	Restructuring our merchandising organization and processes to add accountability and allow for more product assortment strategy and analysis.

In the long term, we believe these new initiatives will create a stronger West Marine and, over time, will enhance value by creating additional new strategies that build on this solid foundation.

We opened nine traditional stores and seven express stores during the first six months of 2005, compared to six traditional stores and five express stores opened during the same period last year. We currently plan to open a total of 46 stores, as well as close five stores, during fiscal year 2005.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

The statements in this Form 10-Q that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that are predictive or express expectations that depend on future events or conditions that affect financial performance, including future revenues, earnings or growth rates, and that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance and similar projections, as well as facts and assumptions underlying these statements or projections. You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made and, except as required by applicable law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

Set forth below are certain important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements.

Because consumers often consider boats to be luxury items, the market is subject to changes in consumer confidence and spending habits. A slowdown in the domestic economy or in the level of retail spending, or an increase in interest rates, may adversely affect sales volumes, as well as our ability to maintain current gross profit levels.

Our results of operations could be negatively impacted if our new initiatives to reduce inventories, reduce prices, increase associate hours, delay store openings, build sales through the Internet channel and restructure our merchandising organization fail to create the cost savings or increases in sales that we expect.

Our operations could be adversely affected if fuel prices increase or if unseasonably cold weather, prolonged winter conditions, natural disasters, such as hurricanes, or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters.

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

Additional factors which may affect our financial results include inventory management issues, the impact of the Internet and e-commerce on the supply chain, fluctuations in consumer spending on recreational boating supplies, our ability to transport merchandise, environmental regulations, periodic audits by regulatory agencies which may result in fines or penalties, demand for and acceptance of our products and other risk factors disclosed from time to time in our filings with the Securities and Exchange Commission.

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

West Marine has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of West Marine’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, as of July 2, 2005, West Marine’s Chief Executive Officer and Chief Financial Officer concluded that West Marine’s disclosure controls and procedures are effective in timely alerting them to material information relating to West Marine required to be included in West Marine’s Exchange Act reports. During West Marine’s fiscal quarter ended July 2, 2005 there has been no change in West Marine’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, West Marine’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Currently and from time to time, we are a party to various legal proceedings incidental to the conduct of our business, including inquiries or notices that we receive from time to time from jurisdictions or regulatory authorities, which we respond to in the ordinary course of business. In our opinion, after consultation with legal counsel responsible for these matters, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of West Marine.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

West Marine held its Annual Meeting of Stockholders on May 11, 2005. At this meeting, West Marine’s stockholders elected ten directors, approved an amendment to the West Marine, Inc. Omnibus Equity Incentive Plan and ratified the selection of Deloitte and Touche LLP as West Marine’s independent auditors for the year ending December 31, 2005.

The following table sets forth the names of the nominees for director and the votes for and withheld with respect to each such nominee:

Nominee	Votes For	Votes Withheld
Randolph K. Repass	17,876,080	2,199,920
Peter L. Harris	18,895,056	1,090,944
Richard E Everett[1]	18,971,581	1,104,419
Geoffrey A. Eisenberg	18,971,418	1,104,582
Diane Greene	19,231,266	844,734
David McComas	14,123,820	5,952,180
Alice M. Richter	19,464,395	611,605
Peter Roy	19,464,473	611,527
Daniel J. Sweeney	19,229,602	846,398
William U. Westerfield	19,462,306	613,694

(1)	As previously reported, Mr. Everett resigned from West Marine’s board of directors effective as of June 10, 2005.

In connection with the approval of an amendment to the West Marine, Inc. Omnibus Equity Incentive Plan, 14,658,062 shares were voted in favor of approval, 3,634,156 against, 23,223 abstained and there were 1,760,559 broker non-votes.

In connection with the ratification of the selection of Deloitte and Touche LLP as West Marine’s independent auditors for the year ending December 31, 2005, 19,786,528 shares were voted in favor of approval, 284,712 against and 4,760 abstained.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

(a) Exhibits:

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.2 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Marketing Agreement, dated as of January 14, 2003, between and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.1.1	Amendment, dated as of April 7, 2005, to Marketing Agreement, dated as of January 14, 2003, between and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005).

10.2*	Third Amendment to Executive Termination Compensation Agreement, effective as of June 10, 2005, between West Marine, Inc. and Richard Everett.

10.4	Amendment No. 1, dated as of March 25, 2005, to Credit Agreement, dated as of October 14, 2004, by and among West Marine Products, Inc., the Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, a Lender, the Issuing Lender and the Swing Line Lender (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated March 25, 2005 and filed with the Commission on March 29, 2005).

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of
Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2005	WEST MARINE, INC.

	By:	/s/ Peter L. Harris
Peter L. Harris
Chief Executive Officer

	By:	/s/ Eric S. Nelson
Eric S. Nelson
Senior Vice President, Finance and Chief Financial Officer