Form 10-Q
period 2005-10-01
WEST MARINE INC
filed 2005-11-10
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 28, 2005, the number of shares outstanding of the registrant’s common stock was 21,146,941.

		Page No.
PART I -	Financial Information	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of October 1, 2005, January 1, 2005 and October 2, 2004	3

	Condensed Consolidated Statements of Income for the 13 weeks ended October 1, 2005 and October 2, 2004 and the 39 weeks ended October 1, 2005 and October 2, 2004	4

	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended October 1, 2005 and October 2, 2004	5

	Notes to Condensed Consolidated Financial Statements	6

	Report of Independent Registered Public Accounting Firm	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II –	Other Information	15

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 1, 2005 AND JANUARY 1, 2005 AND OCTOBER 2, 2004

(Unaudited, in thousands, except share data)

	October 1, 2005	January 1, 2005	October 2, 2004
ASSETS
Current assets:
Cash	$6,274	$5,459	$6,977
Trade receivables, net	7,132	6,209	7,140
Merchandise inventories	328,449	346,663	321,515
Other current assets	26,262	29,156	23,987

Total current assets	368,117	387,487	359,619

Property and equipment, net	90,625	82,292	80,395
Goodwill	56,905	56,905	56,905
Intangibles	2,319	2,557	2,637
Other assets	3,550	3,074	3,642

TOTAL ASSETS	$521,516	$532,315	$503,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,671	$65,421	$43,388
Accrued expenses	35,320	28,145	32,808
Current portion of deferred liabilities	6,913	6,729	3,480

Total current liabilities	91,904	100,295	79,676

Long-term debt	99,000	124,064	116,451
Deferred items and other non-current obligations	13,362	13,525	11,326

Total liabilities	204,266	237,884	207,453

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 21,146,789 at October 1, 2005, 20,894,240 at January 1, 2005 and 20,799,246 at October 2, 2004	21	21	21
Additional paid-in capital	159,147	155,400	153,377
Accumulated other comprehensive income	69	305	213
Retained earnings	158,013	138,705	142,134

Total stockholders’ equity	317,250	294,431	295,745

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$521,516	$532,315	$503,198

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$188,574	$183,115	$567,459	$564,917
Cost of goods sold, including buying and occupancy	133,177	126,305	385,318	379,867

Gross profit	55,397	56,810	182,141	185,050

Selling, general and administrative expense	50,872	44,134	146,552	132,829

Income from operations	4,525	12,676	35,589	52,221

Interest expense, net	1,321	1,387	4,580	4,740

Income before income taxes	3,204	11,289	31,009	47,481

Income taxes	1,182	4,403	11,701	18,518

Net income	$2,022	$6,886	$19,308	$28,963

Net income per share:
- Basic	$0.10	$0.33	$0.92	$1.40
- Diluted	$0.09	$0.32	$0.90	$1.36

Weighted average common and common equivalent shares outstanding:
- Basic	21,126	20,794	21,045	20,642
- Diluted	21,421	21,229	21,414	21,296

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	39 Weeks Ended
	October 1, 2005	October 2, 2004
OPERATING ACTIVITIES:
Net income	$19,308	$28,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,195	17,772
Tax benefit from exercise of stock options	949	4,236
Provision for doubtful accounts	145	301
Loss on sale of assets	138	155
Provision for deferred income taxes	255	—
Changes in assets and liabilities:
Accounts receivable	(1,068)	(1,347)
Merchandise inventories	18,214	(7,494)
Prepaid expenses and other current assets	2,894	(113)
Other assets	(568)	(801)
Accounts payable	(15,980)	(29,247)
Accrued expenses	7,175	9,887
Deferred items	(241)	2

Net cash provided by operating activities	48,416	22,314

INVESTING ACTIVITY:
Purchases of property and equipment	(25,071)	(16,468)

Net cash used in investing activity	(25,071)	(16,468)

FINANCING ACTIVITIES:
Net repayments on line of credit	(25,064)	(12,400)
Payment of loan costs	(264)	—
Proceeds from exercise of stock options	2,121	8,203
Proceeds from sale of common stock pursuant to associate stock purchase plan	677	591

Net cash used in financing activities	(22,530)	(3,606)

NET INCREASE IN CASH	815	2,240
CASH AT BEGINNING OF PERIOD	5,459	4,737

CASH AT END OF PERIOD	$6,274	$6,977

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-nine Weeks Ended October 1, 2005 and October 2, 2004

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at October 1, 2005 and October 2, 2004, and the interim results of operations for the 13-week and the 39-week periods and cash flows for the 39-week period then ended have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 39-week periods ended October 1, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005, or any other interim period.

NOTE 2. Stock-based Compensation

West Marine has two stock-based employee compensation plans. West Marine accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Stock options issued to employees on or after June 1, 2005, vest over four years (options issued prior to June 1, 2005 have a five-year vesting period) and issuance is subject to meeting job performance criteria. West Marine also issues restricted stock awards under its equity incentive plan. To date, restricted stock awards have been issued at no cost to recipients. Restricted stock awards are issued to company employees in connection with job performance criteria and have restrictions that lapse over four years from the date of grant or as specified in the award.

The following table illustrates the effect on net income and earnings per share if West Marine had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur (in thousands, except per share amounts).

	13 Weeks Ended		39 Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income, as reported	$2,022	$6,886	$19,308	$28,963
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,098	987	3,173	2,818

Pro forma net income	$924	$5,899	$16,135	$26,145

Basic earnings per share:
As reported	$0.10	$0.33	$0.92	$1.40
Pro forma	$0.04	$0.29	$0.77	$1.26

Diluted earnings per share:
As reported	$0.09	$0.32	$0.90	$1.36
Pro forma	$0.04	$0.28	$0.75	$1.23

West Marine’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	October 1, 2005	October 2, 2004
Dividend yield	—	—
Volatility	60%	65%
Risk-Free interest rate range	2.6% – 4.3%	1.3% – 4.1%
Expected term (years)	6.2	6.0

NOTE 3. Segment Information

West Marine has three divisions - Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) - all of which sell aftermarket recreational boating supplies directly to customers. West Marine’s customer base overlaps between its Stores and Port Supply divisions and between its Stores and Direct Sales divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity and customer delivery.

Assets are not presented by segment, as West Marine’s assets overlap among segments. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to West Marine’s business segments (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales:
Stores	$165,406	$159,196	$494,282	$488,190
Direct Sales	11,186	11,738	34,351	37,389
Port Supply	11,982	12,181	38,826	39,338

Consolidated net sales	$188,574	$183,115	$567,459	$564,917

Contribution:
Stores	$17,618	$23,537	$64,734	$78,104
Direct Sales	1,357	2,122	5,717	7,627
Port Supply	1,650	1,814	6,197	6,416

Consolidated contribution	$20,625	$27,473	$76,648	$92,147

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$20,625	$27,473	$76,648	$92,147
Less:
Indirect costs of goods sold not included in consolidated contribution	(8,522)	(8,569)	(18,467)	(20,977)
Selling, general and administrative expense	(7,578)	(6,228)	(22,592)	(18,949)
Interest expense, net	(1,321)	(1,387)	(4,580)	(4,740)
Income taxes	(1,182)	(4,403)	(11,701)	(18,518)

Net income	$2,022	$6,886	$19,308	$28,963

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of October 1, 2005, and October 2, 2004, and the related condensed consolidated statements of income for the 13-week and 39-week periods ended October 1, 2005 and October 2, 2004, and cash flows for the 39-week periods ended October 1, 2005 and October 2, 2004. These interim financial statements are the responsibility of West Marine’s management.

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

November 10, 2005

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q.

General

West Marine is one of the largest boating supplies retailers in the world. We have three divisions—Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) – all of which sell aftermarket recreational boating supplies directly to customers. At the end of the third quarter of 2005, we offered our products through 393 stores in 38 states, Puerto Rico and Canada; on the Internet (www.westmarine.com and www.boatus-store.com); and through catalogs. We are also engaged, through our Port Supply division, our stores and the Internet (www.portsupply.com), in the wholesale distribution of boating products to commercial customers and other retailers.

Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

All references to the third quarter and first nine months of 2005 mean the 13-week and 39-week periods, respectively, ended October 1, 2005, and all references to the third quarter and first nine months of 2004 mean the 13-week and 39-week periods, respectively, ended October 2, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment,” which requires the estimated fair market value of all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement. We plan to adopt SFAS No. 123(R) at the beginning of the first quarter of fiscal year 2006. We are currently evaluating the impact of this Statement on our consolidated financial statements and expect that the adoption of SFAS No. 123(R) will cause a significant increase in compensation expense. We do not expect SFAS No. 123(R) to have an impact on our cash flows. We currently disclose in our financial statement footnotes (see Note 2 in Item 1 of this Form 10-Q) the pro forma effect of expensing the fair value of stock option grants on net income and earnings per share using one of the option-pricing models permitted by SFAS No. 123(R).

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

In March 2005, the FASB issued Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We are required to adopt the provisions of FIN 47 no later than the end of fiscal year 2005. We do not expect the adoption of FIN 47 to have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for reporting a change in accounting principle. Previously, a voluntary change in accounting principle generally was reported as a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial position, results of operations or cash flows.

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

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates continue to be reevaluated and adjustments are made when facts and circumstances dictate a change.

We describe our stock-based compensation accounting policies in Note 2 to the financial statements located in Item 1 of this Form 10-Q. We have identified certain other critical accounting policies, which are described below.

Deferred rent. Certain of our operating leases contain periods of free or reduced rent or contain predetermined fixed increases in the minimum rent amount during the lease term. For these leases, we recognize rent expense on a straight-line basis over the expected life of the lease, generally about ten years, including periods of free rent, and record the difference between the amount charged to rent expense and the rent paid as deferred rent. Tenant improvement allowances received from landlords at the inception of the lease are treated as deferred rent adjustments, reducing straight-line rent expense over the life of the lease.

Revenue recognition. Typically, we record sales, net of estimated returns, when merchandise is purchased by customers at retail locations. When merchandise is shipped from a warehouse directly to a customer, we record sales when such merchandise is received by the customer. Return allowances, which reduce net sales for expected product returns, are estimated using historical experience. As of each of October 1, 2005, January 1, 2005 and October 2, 2004, reserves for allowances and returns were less than $0.3 million. The issuance of gift cards is recorded initially as a liability. Revenue is recognized at the time the customer redeems the gift card and takes possession of merchandise.

Comparable store sales. Comparable store sales are an important performance metric used by our management. We define comparable store sales as sales from stores that have been open at least 13 months, where selling square footage did not change by more than 40% in the previous 13 months. Closed stores are omitted from comparable stores sales calculations.

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

	39 Weeks Ended
	October 1, 2005	October 2, 2004
Maintenance	33%	33%
Safety	28%	28%
Powerboat and Lifestyle	21%	21%
Hardware	18%	18%

	100%	100%

Merchandise inventories. Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. We make certain assumptions based upon historical experience and current information to adjust inventory value to the lower of cost or market.

Potentially obsolete inventories are marked down based upon current levels of discontinued product and historical analysis of the liquidation of discontinued inventory below cost. Generally, the nature of our inventory is such that, other than electronics products, the risk of technological obsolescence is not material. We adjust our inventories for estimated shrinkage based upon historical analysis.

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

Income taxes. We account for income taxes using the asset and liability method under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. While we have considered future taxable income, state tax apportionment and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Our tax filings are subject to audit by governmental authorities in the jurisdictions where we conduct business, which audits may result in assessments of additional taxes. We believe we have adequately provided for obligations that would result from these legal and tax proceedings where it is probable we will be required to pay some amounts and where we can reasonably estimate such amounts.

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

Recent Developments

During the third and fourth quarters of 2005, hurricanes Dennis, Katrina, Ophelia, Rita and Wilma devastated large sections of the gulf states and southern Florida, temporarily closing over 90 of our stores. Furthermore, major damage inflicted on oil refineries and the petroleum supply chain caused a dramatic, sustained increase in fuel prices nationwide. We are currently assessing the impact of these hurricanes on our inventories, property and equipment, and our business. We expect four of our stores in Louisiana and Mississippi to remain closed for an extended period of time, perhaps indefinitely. Due to our property insurance coverage, we do not expect casualty losses to be material.

Results of Operations

The following table sets forth certain income statement components expressed as a percent of net sales:

	13 Weeks Ended		39 Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy	70.6%	69.0%	67.9%	67.2%

Gross profit	29.4%	31.0%	32.1%	32.8%
Selling, general and administrative expense	27.0%	24.1%	25.8%	23.6%

Income from operations	2.4%	6.9%	6.3%	9.2%
Interest expense, net	0.7%	0.7%	0.8%	0.8%

Income before income taxes	1.7%	6.2%	5.5%	8.4%
Provision for income taxes	0.6%	2.4%	2.1%	3.3%

Net income	1.1%	3.8%	3.4%	5.1%

Three Months Ended October 1, 2005 compared to Three Months Ended October 2, 2004

Net sales for the third quarter of 2005 were $188.6 million, an increase of $5.5 million, or 3.0%, compared to net sales of $183.1 million for the same period last year. Net sales attributable to our Stores division increased $6.2 million to $165.4 million for the third quarter of 2005, a 3.9% increase compared to the third quarter of 2004, primarily due to new store openings. We opened 10 new stores (seven traditional and three express stores) during the third quarter of 2005, compared to 12 new stores (eight traditional and four express stores) opened during the same period last year. We closed seven stores during the third quarter of 2005, four of which were due to hurricane Katrina, compared to two stores closed during the third quarter of 2004, one of which was hurricane-related.

Comparable store sales decreased (1.2%) for the third quarter of 2005, compared to the same period a year ago, largely due to hurricanes Dennis, Katrina, Ophelia and Rita, a nationwide decrease in recreational spending and continued increases in fuel costs following hurricane Katrina. Comparable store sales by region for the third quarter of 2005 were as follows: Northeast down (4.7%); Southeast up 4.6%; and Western down (2.4%). Port Supply (wholesale) division net sales through our distribution centers were $12.0 million for the third quarter of 2005, a decrease of $0.2 million, or (1.6%), compared to the same period last year, primarily due to marketing initiatives that prompted wholesale customers to make purchases at our store locations. Direct Sales division revenues for the third quarter of 2005 were $11.2 million, a decrease of $0.6 million, or (4.7%), compared to the third quarter last year, primarily due to cannibalization in areas where we have opened new stores and the impact of hurricanes, higher fuel costs and reduced consumer spending on recreational activities.

Gross profit was $55.4 million for the third quarter of 2005, a decrease of $1.4 million, or (2.5%), compared to $56.8 million for the same period last year. Gross profit as a percentage of net sales, a key performance metric used by our management, decreased to 29.4% for the third quarter of 2005, compared to 31.0% for the same period last year, primarily due to reduced discounts, rebates and other forms of vendor consideration tied to purchasing volumes, increased occupancy costs from recently opened stores and increased shipping costs due to higher fuel prices. These cost increases were partially offset by efficiency gains made in our distribution centers.

Selling, general and administrative expense was $50.9 million for the third quarter of 2005, an increase of $6.7 million, or 15.3%, compared to $44.1 million for the same period last year. Selling, general and administrative expense increased as a percentage of sales to 27.0% for the third quarter of 2005, compared to 24.1% for the third quarter last year, mainly due to lower than expected sales combined with additional operating costs for new stores and unusually high medical claims costs (for which we are primarily self-insured), as well as the implementation of several new business initiatives in 2005, such as additional selling associate labor hours in stores.

Interest expense was $1.3 million for the third quarter of 2005, relatively unchanged from the third quarter last year. Our effective income tax rate decreased to 36.9% of pre-tax income for the third quarter of 2005, compared to 39.0% for the third quarter of 2004, primarily due to additional state tax credits and the revaluation of deferred tax allowances.

As a result of the factors described above, net income for the third quarter of 2005 was $2.0 million, or $0.09 per share, a decrease of $4.9 million, or ($0.23) per share, compared to net income of $6.9 million, or $0.32 per share, for the same period last year.

Nine Months Ended October 1, 2005 compared to Nine Months Ended October 2, 2004

Net sales for the first nine months of 2005 were $567.5 million, an increase of $2.6 million, or 0.4%, compared to net sales of $564.9 million for the first nine months of 2004. Net sales attributable to our Stores division increased $6.1 million to $494.3 million for the first nine months of 2005, compared to the same period last year, due to the continued opening of new stores. We opened 26 new stores (16 traditional and 10 express stores) during the first nine months of 2005, compared to 23 new stores (14 traditional and nine express stores) opened during the same period last year. We closed eight stores during the first nine months of 2005, four of which were due to hurricane Katrina, compared to three stores closed during the first nine months of 2004, one of which was hurricane-related.

Comparable store sales decreased (3.5%) for the first nine months of 2005, compared to the same period a year ago, primarily due to prolonged winter-like conditions on the east coast and the impact of hurricanes on our stores located in affected areas and, more importantly, increased fuel costs and reduced recreational activity and spending nationwide. Comparable store sales by region for the first nine months of 2005 were as follows: Northeast down (8.2%); Southeast up 2.6%; and Western down (4.2%). Port Supply (wholesale) net sales through our distribution centers for the first nine months of 2005 were $38.8 million, a decrease of $0.5 million, or (1.3%), compared to the same period last year, primarily due to marketing initiatives that prompted wholesale customers to make purchases at our store locations. Direct Sales division revenues for the first nine months of 2005 were $34.4 million, a decrease of $3.0 million, or (8.1%), compared to the same period last year, primarily due to cannibalization in areas where we have opened new stores and the impact of hurricanes, higher fuel costs and reduced consumer spending on recreational activities.

Gross profit was $182.1 million for the first nine months of 2005, a decrease of $2.9 million, or (1.6%), compared to $185.1 million for the same period last year. Gross profit as a percentage of net sales, a key performance metric used by our management, decreased to 32.1% for the first nine months of 2005, compared to 32.8% for the same period last year, primarily due to reduced discounts, rebates and other forms of vendor consideration tied to purchasing volumes, increased occupancy costs from recently opened stores, improvements in our merchandising organization and increased shipping costs due to higher fuel prices.

Selling, general and administrative expense was $146.6 million for the first nine months of 2005, an increase of $13.7 million, or 10.3%, compared to $132.8 million for the same period last year. Selling, general and administrative expense represented 25.8% of net sales for the first nine months of 2005, compared to 23.5% for the same period a year ago, mainly due to lower than expected sales combined with additional operating costs for new stores, more selling hours in existing stores, unusually high medical claims costs (for which we are primarily self-insured) and new business initiatives more fully described in the “Business Trends” section below. The future profitability of our company largely is dependent on our ability to increase sales and gross profit while containing selling, general and administrative expense.

Interest expense of $4.6 million for the first nine months of 2005 remained relatively unchanged, compared to the same period last year. Our effective income tax rate decreased to 37.7% of pre-tax income for the first nine months of 2005, compared to 39.0% for the first nine months of 2004, primarily due to additional state tax credits and the revaluation of deferred tax allowances.

As a result of the factors described above, net income for the first nine months of 2005 was $19.3 million, or $0.90 per share, a decrease of $9.7 million, or ($0.46) per share, compared to net income of $29.0 million, or $1.36 per share, for the same period last year. We believe that the decrease in net income for the first nine months of fiscal 2005 compared to last year was partly due to either unusual or relatively short-term circumstances that we do not expect to impact our revenue and earnings growth over the long term.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores and remodeling or relocating older stores. We also may require additional capital in the event we choose to pursue acquisition opportunities. We believe our existing credit facility and cash flows from operations will be sufficient to satisfy our liquidity needs for the next 12 months.

Operating Activities

During the first nine months of 2005, net cash provided by operating activities consisted primarily of net income of $19.3 million, plus $17.2 million in depreciation and amortization, decreases in inventories of $18.2 million and decreases in prepaid expenses and other current assets of $2.9 million. This was partially offset by a decrease in trade payables and accrued expenses of $8.8 million and increased trade receivables of $1.1 million. We reduced inventories by $18.2 million during the first nine months of 2005, compared to an increase in inventories of $7.5 million during the first nine months of last year, primarily due to lower electronics merchandise purchases and lower peak season replenishment needs (due to lower than expected sales) compared to the same period last year, as well as increased supply chain efficiencies. Although total inventories increased by 2.2% compared to the end of the third quarter last year, inventory per store square foot decreased by approximately (1.3%). We expect lower inventory purchases during the fourth quarter of fiscal year 2005 compared to the same period last year.

Investing Activity

We spent $25.1 million on capital expenditures during the first nine months of 2005, primarily for information systems improvements and for building new and remodeled stores. We expect to spend from $28.0 million to $30.0 million on capital expenditures during 2005, mainly for new stores and information systems improvements. We expect to open at least 40 new stores during fiscal year 2005. We intend to pay for our expansion through cash generated from operations and bank borrowings.

Financing Arrangements

We have a bank credit facility that expires in October 2009. Borrowings under this credit facility at the end of the third quarter of 2005 were $99.0 million, bearing interest at rates ranging from 5.6% to 7.3%. Pursuant to the terms of the credit facility, the borrowing limit under this credit facility was reduced from $190.0 million to $125.0 million on June 16, 2005, and is scheduled to increase to $170.0 million on December 15, 2005 to support seasonal borrowing needs. At West Marine’s option, subject to certain conditions and restrictions, the credit facility provides up to $150.0 million in additional financing at various times during the term. This credit facility is guaranteed by West Marine and its subsidiaries and is secured by a security interest in substantially all of the assets of West Marine and its subsidiaries. The credit facility includes a $30.0 million sub-facility available for the issuance of commercial and stand-by letters of credit and a sub-limit of up to $20.0 million for same day advances.

Depending on our election at the time of borrowing, our credit facility bears interest at either (a) the higher of (i) the agent’s prime rate plus a margin or (ii) the federal funds rate plus 0.5% or (b) LIBOR plus a margin.

Our credit facility contains various covenants which require us to maintain certain financial ratios, including debt service coverage, debt to earnings and current ratio. The covenants also require us to maintain minimum levels of net worth and place limitations on the types and levels of certain investments. These covenants also restrict the repurchase or redemption of our common stock and payment of dividends, investments in subsidiaries and annual capital expenditures. All of the repayment obligations under our credit facility may be accelerated and come due prior to the scheduled payment date if certain covenants are breached or an event of default occurs. As of October 1, 2005, we were in compliance with all of our covenants. By the end of this year, we may replace our current borrowing facility with a new credit agreement. We are currently evaluating the impact a new agreement would have on capitalized loan costs incurred in connection with the existing loan facility, of which approximately $0.8 million remains unamortized.

At the end of the third quarter of 2005, we had $5.2 million of outstanding stand-by letters of credit and $0.3 million of outstanding commercial letters of credit, compared to $5.6 million and $0.2 million, respectively, outstanding at the end of the third quarter last year.

For the third quarter of 2005, the weighted average interest rate on all of our outstanding borrowings was 4.6%.

Off-Balance Sheet Arrangements

Substantially all of the real property used in our business is leased under operating lease agreements, as described in “Item 2 – Properties” and “Note 6: Commitments and Contingencies” to the Consolidated Financial Statements, in our Annual Report on Form 10-K for the year ended January 1, 2004.

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of October 1, 2005, we were not involved in any unconsolidated special purpose entities or variable interest entities.

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

Business Trends

We continue to make strong progress on a number of initiatives designed to build long-term company strength, including:

•	Continuing to provide our customers with a broad assortment of merchandise. We intend to continue our inventory reduction and control disciplines without negatively impacting store in-stock rates.

•	Renewing our commitment to serving our loyal customers through the quality of people and sales staffing levels in our stores and by providing even more training for our already highly knowledgeable associates.

•	Providing a convenient place for our customers to shop. We plan to open a number of new stores in 2006, while closing a few less productive locations.

•	Continuing to focus on specialized localized merchandising and testing of new store concepts. We plan to open our first specialized strategy stores in early 2006. These represent learning stores for new customer-targeted concepts and they will serve as training sites in the future.

•	Continuing to focus on a strong merchandise price/value orientation. Recent surveys confirm that this message is getting through to our customers. We are committed to keeping our current customers and attracting new ones.

•	Continuing to strengthen our merchandising organization by hiring a senior executive to assist with our new specialized strategy.

•	Completing the first stages of new focus studies that will help us align our product assortments, services, promotions and store experience with localized customer needs.

•	Expanding our catalog and Internet marketing efforts and improving our website.

•	Expanding our Port Supply business to take advantage of specific, profitable revenue opportunities, as this is a strong and growing part of our business.

•	Continuing to focus on private label opportunities and increasing capabilities in the areas of new product acquisition, testing and quality assurance. In parallel, we remain committed to our strong branded-product supplier base, which remains the foundation of our merchandising strategy.

•	By the end of 2005, we may decide to clearly define a unique and differentiated BoatUS brand identity. Alternatively, we may take steps to assimilate BoatUS stores into the West Marine-branded group of stores, which could result in the writedown of certain intangible assets related to the use of the BoatUS tradename with a carrying value of approximately $2.0 million at October 1, 2005.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, including forward-looking statements concerning earnings expectations and statements that are predictive or express expectations that depend on future events or conditions that affect financial performance (including future revenues, earnings or growth rates) and that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance, and similar projections, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

Set forth below are certain important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements.

The market for recreational boating products is affected by changes in consumer confidence and spending habits. A slowdown in the domestic economy or in the level of retail spending, inflationary pressures, or an increase in interest rates, may adversely affect our revenues, as well as our ability to maintain current gross profit levels.

Our results of operations could be negatively impacted if our new initiatives (such as reducing inventories, reducing prices, increasing associate hours, delaying store openings, building sales through the Internet channel and restructuring our merchandising organization) cause operating costs to increase more, or sales to increase less, than we expect.

Our results of operations could be adversely affected if fuel prices remain high or continue to increase, or if unseasonably cold weather, prolonged winter conditions, natural disasters, such as hurricanes, or extraordinary amounts of rainfall occur, especially during the peak boating season in the second and third quarters. Our long-term growth prospects could be adversely affected if boat owners decide not to replace or repair boats damaged by hurricanes or other natural disasters.

Revenues of our Direct Sales division have declined in areas where either we or our competitors have opened stores. Management expects this trend to continue.

As West Marine makes acquisitions, expands into new ventures, such as express stores and boat services, which includes the installation of certain products we sell, or implements new business initiatives, we face additional challenges including those related to hiring personnel and our unfamiliarity with local demographics. New markets may also have competitive conditions, consumer tastes and spending patterns that are different from our existing markets.

Our growth principally has been related to our stores’ operations. Our continued growth depends to a significant degree on our ability to continue to expand our operations through the opening and profitable operation of new stores, as well as our ability to increase sales at our existing stores. Our planned expansion is subject to a number of factors, including the adequacy of our capital resources, our ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt our distribution and other operations systems.

The markets for recreational watersports and boating supplies are highly competitive. Gross margin pressures resulting from competitors’ pricing policies or higher prices charged by our suppliers are expected to continue.

We believe that insurance coverage is prudent for risk management and we expect that our insurance costs will continue to increase. For certain types or levels of risk, including medical care and worker’s compensation, we have decided to limit our purchase of relevant insurance, choosing instead to self-insure certain levels of risk. In other cases, we have elected to retain a higher portion of the risk in the form of higher deductibles. If we suffer a substantial loss (or an unusually high number of smaller losses) that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results.

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

West Marine has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of West Marine’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, as of October 1, 2005, West Marine’s Chief Executive Officer and Chief Financial Officer concluded that West Marine’s disclosure controls and procedures are effective in timely alerting them to material information relating to West Marine required to be included in West Marine’s Exchange Act reports. During West Marine’s fiscal quarter ended October 1, 2005 there has been no change in West Marine’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, West Marine’s internal control over financial reporting.

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

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.2 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Credit Agreement, dated October 14, 2004, by and among West Marine Products, Inc., the Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent and Arranger, Union Bank Of California, N.A., as Syndication Agent and Bank Of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated October 14, 2004 and filed with the Securities and Exchange Commission on October 19, 2004).

10.2	Amendment No. 1 to Credit Agreement, dated as of March 25, 2005, by and among West Marine Products, Inc., the Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, a Lender, the Issuing Lender and the Swing Line Lender (incorporated by reference to Exhibit 10.1 to West Marine, Inc.’s Current Report on Form 8-K dated March 25, 2005 and filed with the Securities and Exchange Commission on March 29, 2005).

10.3	Amendment No. 2 to Credit Agreement, dated as of September 29, 2005, by and among West Marine Products, Inc., the Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, a Lender, the Issuing Lender and the Swing Line Lender (incorporated by reference to Exhibit 10.3 to West Marine, Inc.’s Current Report on Form 8-K dated September 29, 2005 and filed with the Securities and Exchange Commission on September 30, 2005).

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005	WEST MARINE, INC.

	By:	/s/ Peter L. Harris
Peter L. Harris
Chief Executive Officer

	By:	/s/ Eric S. Nelson
Eric S. Nelson
Senior Vice President, Finance and Chief Financial Officer