Form 10-K
period 2005-12-31
WEST MARINE INC
filed 2006-03-31
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934, as amended (Exchange Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of July 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $376.1 million based on the closing sale price of $17.83 as reported on the Nasdaq National Market on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 16, 2006
Common stock, $.001 par value per share	21,332,717 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2006.	Part II, Item 5 and Part III

WEST MARINE, INC.

2005 FORM 10-K ANNUAL REPORT

i

PRELIMINARY NOTE

This annual report on Form 10-K is for the year ended December 31, 2005. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the Securities and Exchange Commission in the future automatically will update and supersede information contained in this annual report.

We undertake no obligation (other than that required by law) to publicly update or revise any disclosures contained in this report, whether as a result of new information, future events or otherwise. Website references throughout this report are for information only, and the content of these websites is not incorporated by reference and should not otherwise be considered a part of this report.

ii

PART I

ITEM 1—BUSINESS

General

West Marine is one of the largest boating supplies retailers in the world, with net sales in 2005 of $692.3 million. Store operations, which generate approximately 87% of our net sales, are conducted under two brand names—West Marine and BoatU.S. Our 404 stores open at the end of 2005 are located in 38 states, Puerto Rico and Canada.

Our Port Supply wholesale division, representing approximately 7% of our net sales, is one of the largest wholesale distributors of marine equipment in the United States, serving boat manufacturers, marine services, commercial vessel operators and government agencies. Our Direct Sales division, which includes our catalog and Internet operations, accounted for the remaining 6% of our net sales and offers customers all over the world more than 50,000 products. Our three distribution centers are located in Rock Hill, South Carolina, Hollister, California and Hagerstown, Maryland.

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

All references to 2005, 2004 and 2003 in this report refer to our fiscal years ended on December 31, 2005, January 1, 2005 and January 3, 2004, respectively. Fiscal year 2003 was a 53-week year, while both 2005 and 2004 were 52-week years.

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

We pursue a growth strategy through geographic diversification. Our planned expansion is subject to a number of factors, including the adequacy of our capital resources, as well as our ability to locate suitable store sites and to negotiate acceptable lease terms, our ability to hire, train and integrate associates and our ability to adapt our distribution and other operational systems.

Of our 404 locations open at the end of 2005, 347 were West Marine stores and 57 were BoatU.S. stores. In November 2005, we began converting all but a small number of our BoatU.S. branded stores into West Marine branded stores. This move is intended to reduce costs and increase efficiencies. We expect that costs related to this change will be approximately $1.3 million in 2006, primarily for replacing signage. We intend to continue our promotion of the BoatU.S. Association membership program in all of our stores.

Stores Division

The following table sets forth the number of stores open at the end of each year, by geographic region:

	2005	2004	2003	2002	2001
Western (including Canada)	95	89	80	67	56
Northeast	168	147	141	103	102
Southeast (including Puerto Rico)	141	139	124	87	82

Total	404	375	345	257	240

Since opening our first store in Palo Alto, California in 1975, we have grown through internal expansion and through acquisitions. We opened 40 new West Marine stores during 2005, 27 of which were in our traditional store format, including four new traditional stores in Canada. In addition to traditional stores—which typically range from 6,000 to 8,000 square feet and carry about 7,000 items—we operate larger “superstore” and smaller “Express” store formats.

We opened 13 new Express stores during 2005, ending the year with 38 located on both coasts. Typically ranging from 2,500 to 3,000 square feet, Express stores carry about 3,000 items, mainly hardware and other supplies needed for day-to-day boat maintenance and repairs. Express stores can be supplied quickly with additional merchandise shipped from our other locations.

We launched our first superstore in Ft. Lauderdale, Florida in 2003 and opened our second in San Diego, California the following year. At approximately 25,000 square feet, our superstores offer an expansive array of merchandise—about 15,000 items – as well as interactive displays designed to help customers make informed product selections. We did not open any new superstores in 2005, nor do we plan to open any during 2006.

During the fourth quarter of 2005, we opened our first three “inland” stores, which feature merchandise assortments specifically aimed at customers with smaller, trailerable powerboats. Inland stores also have a different look and feel than our typical West Marine store – displays, fixtures and lifestyle images emphasize watersports, fishing and family boating. The inland store concept is part of a broad company initiative to customize product assortments at each store in order to better serve local markets.

We remodeled four stores and closed 11 stores during 2005, of which four were closed due to poor performance and four were closed due to damage caused by Hurricane Katrina. We expect three of the hurricane-damaged stores to re-open in 2006.

We plan to open a small number of new stores in 2006, mainly in higher volume U.S. coastal markets. We also plan to remodel up to 20 stores, close an undetermined number of under-performing stores and convert all but a small number BoatU.S. branded stores into West Marine branded stores during 2006.

Wholesale Division

Port Supply, our wholesale division, was created to expand our market share across a broader customer base and to leverage our purchasing and distribution efficiencies. Our extensive store network gives Port Supply an advantage in serving wholesale customers looking for greater convenience and a larger assortment of products than that carried by typical distributors. We serve the wholesale market through 55 commissioned sales representatives, our retail stores, our call center and our website, www.portsupply.com.

We distributed marine supplies to over 25,000 domestic and international wholesale customers in 2005. Our wholesale customers include businesses involved in boat sales, boat building, boat repair, yacht chartering and commissioning. In addition, Port Supply sells to government and industrial customers who use marine-related products.

Direct Sales Division

We process catalog orders at our Watsonville, California and Largo, Florida call centers for fulfillment by one of our three distribution facilities. We design and produce our catalogs at our Watsonville support center utilizing a desktop publishing system. This enables us to make both pricing and product changes until shortly before the catalogs are printed. In addition, we mail smaller, seasonal, full-color catalogs and flyers during the year. We plan to distribute, by direct mail and through our stores, over one million copies of our annual merchandise catalog during the first quarter of 2006. In addition, we will distribute over 2.5 million seasonal catalogs during 2006 through direct mail channels.

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

Customer surveys show that both our catalogs and our websites serve as effective marketing and advertising tools for our retail stores by providing in-depth technical information and by assisting with product selection. During 2006, we will focus on growing Direct Sales revenues by addressing key items within the Internet and catalog operations. In the catalog area, identifying new customer prospects will play a major role in sales growth, as well as the use of improved, targeted catalogs with sophisticated circulation. We plan to spur Internet sales growth by improving site usability and copy, as well as with strong exposure through keyword advertising, search website data feeds and merchandising improvements specifically for our websites.

Foreign Sales

We have ten stores located in Canada and two stores located in Puerto Rico. We also sell our products in foreign countries through the West Marine catalog and the West Marine website. For each of the years ended 2005, 2004 and 2003, sales outside of the United States represented less than 5% of our net sales.

Merchandising

The merchandise that we sell can be divided into four general categories:

Maintenance. Maintenance products include engine and plumbing parts, paint and electrical supplies. Maintenance products represent the largest share of our sales and tend to have relatively high gross margins. Sales volumes in this category are relatively stable from year to year, since maintenance items are considered a commodity for boat owners. Over the past several years, satisfaction with the quality of our private label products in this category, including such high volume items as batteries, bottom paint and boat cleaning products, has resulted in a loyal base of repeat customers.

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

Powerboat and Lifestyle. This broad category includes fishing and watersports products, small boats and motors, items for the cabin and galley, gift items, footwear and apparel. We substantially increased the number of fishing and watersports products we carried in 2004 and 2005, and we expect to continue this increase through 2006. We feature a broad selection of high-quality boating apparel and footwear, a large portion of which are private label.

Hardware. Our focus is on basic marine hardware, where we provide products for projects and applications. Hardware products include items such as rope, chain, anchors, plus sailboat, deck and trailer hardware. Like Maintenance, products in this category tend to produce relatively high gross margins and are considered by boat owners to be more of a necessity than a discretionary purchase.

The following chart shows the approximate relative proportion of gross sales contributed by each of these four categories:

	Fiscal Year
	2005	2004	2003
Maintenance	33%	32%	32%
Safety	28%	29%	29%
Powerboat and Lifestyle	21%	22%	22%
Hardware	18%	17%	17%

	100%	100%	100%

We strive to maintain consistent in-stock availability of merchandise. In most instances, an individual store’s merchandise mix is tailored to respond to local market conditions and buying preferences. Any items stocked by us but not available in a particular store can be shipped to the customer, usually overnight, from our distribution centers. In addition, our special orders department can acquire products that we do not stock normally.

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

Sourcing and Purchasing

Our Senior Vice President of Merchandising is responsible for the selection of vendors and products for our merchandise assortment. This person supervises our divisional merchandise managers who, in turn, manage our category managers. Together, they are responsible for product selection and assortment, including the manufacture of private label merchandise. Our Senior Vice President of Planning and Replenishment is responsible for purchasing and for managing inventory levels in our distribution centers and our stores while minimizing in-store out-of-stocks. Merchandise planners are assisted by a management information system that provides current inventory balance, price and usage information and that recommends purchase quantities, enabling our managers to react quickly to changes in customer demand.

We purchased merchandise from more than 1,100 vendors during 2005 and realized significant savings through quantity purchases and direct shipments. We offer many brands that are well known to our customers. In 2005, no single vendor accounted for more than 9% of our merchandise purchases, and our 20 largest vendors accounted for approximately 40% of our merchandise purchases. Generally, we purchase merchandise from our suppliers on an order-by-order basis, and we have a limited number of long-term purchase contracts or other contractual assurances of continued supply or pricing.

We strive to maintain strong relationships with our vendors. Our category managers meet regularly with major vendors to stay abreast of new products, new technology and new pricing. In addition, we conduct an annual program at which key vendors are encouraged to discuss business issues with West Marine executives and category managers. We work closely with our vendors, frequently sharing information regarding market research, sales performance and mutual goals. We also share forecasts regularly with our top 150 vendors, collaborating closely for optimal fulfillment.

During 2005, we continued to increase our offerings of private label merchandise, which typically feature higher gross margins than comparable branded products. Private label products, which we sell under the “West Marine” and “Seafit” names, usually are custom manufactured in the United States, Europe and the Pacific Rim to our specifications. We have a limited number of long-term contracts with our manufacturing sources and we compete with other companies for production facilities and import quota capacity.

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

Our annual merchandise catalogs provide technical information relating to various boating subjects, thereby providing customers with a higher degree of product knowledge. We place great emphasis on new hire training, on-the-job training, additional self-paced training and field tests to help ensure that sales associates are familiar with the technical elements of our product offerings. During 2005, we increased the number of training hours for both new and current associates. In 2006, we will continue to provide additional training opportunities and support to all of our associates. We also offer support for our customers and associates seven days a week, 24 hours a day, through our toll-free customer support line at 1-800-BOATING.

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

Our superstores feature new designs, including interactive product displays, fully equipped galley presentations, complimentary Internet access for our traveling customers, a nautical library and print-on-demand navigational charts.

Store Operations

Our stores are segregated into geographic regions with a regional manager responsible for each. Regional Vice Presidents report to the Senior Vice President of Stores. Each region is separated into districts, each with a District Manager responsible for store sales performance and operations within his or her district. Our District Managers visit the stores within their districts frequently in order to monitor their stores. The typical staff for our stores consists of one Store Manager, one Assistant Store Manager and between four and twenty full-time and part-time sales associates. Store Managers make hiring decisions and monitor and respond to local competitive forces and seasonal requirements.

Store management and District Managers participate in an incentive plan that ties compensation awards to the achievement of specific store performance goals. We advocate broad-based participation in our 401(k) program and stock purchase plans, and most associates are eligible to receive stock option grants.

West Marine holds a private “boating equipment show” featuring more than 90 of the industry’s most prominent vendors, exclusively for more than 400 of our key associates. This innovative training session is a powerful opportunity for vendors to provide store managers with product information. The equipment show is just one aspect of “West Marine University,” an intensive training program for store managers now in its 22nd year. In addition to the equipment show, managers participate in classroom sessions and role-playing exercises and have the opportunity to hear from keynote speakers on subjects ranging from sales and management techniques to current marine industry topics.

See Note 9 of the Notes to Consolidated Financial Statements set forth in “Item 8—Financial Statements and Supplementary Data” for certain financial information regarding the Stores business segment.

Logistics

We operate three full-service distribution centers in support of our supply chain network: a 472,000 square foot facility in Rock Hill, South Carolina; a 287,000 square foot facility in Hagerstown, Maryland; and a 240,000 square foot facility in Hollister, California.

Vendors generally ship product to one of our three distribution centers, where merchandise is inspected, verified against the original purchase order and prepared for shipment to stores and customers. Some suppliers also ship directly to our stores. We intend to continue to increase the volume of vendor-to-store shipments in 2006. We use several domestic and international transportation methods, including ocean, ground and air freight, as well as company-owned trucks and vans.

Our distribution centers utilize advanced material handling technologies as well as radio frequency communications to enable real-time management of inventory and production efforts. For the next few years, we intend to accommodate sales growth by improving supply chain efficiencies rather than building new facilities.

Most store inventories are replenished weekly, with many stores receiving a second weekly shipment during peak seasonal periods. Large volume stores may receive multiple shipments each week throughout the year. In 2005, we designed and implemented a distribution support network in order to facilitate a more strategic utilization of our supply chain assets on the East Coast. This network reconfiguration reduced freight costs and increased supply chain capacity.

Information Systems

The Information Systems department continues to utilize advanced technology for the benefit of West Marine, developing business systems that compile transaction data for financial reporting and daily information on sales, gross margins and inventory levels while providing company management with advanced planning and analytical tools. An integrated enterprise system runs on multiple IBM iSeries computers, supporting our stores, catalog, Internet and wholesale operations, with an emphasis on improved productivity and reduced cost.

Inventory planning and purchasing functions are processed through suite software applications that are integrated with our core enterprise system.

Each of our stores is connected to the company’s support center through a wide area network that provides up-to-the-minute transaction information and secures bi-directional communication for voice, inventory availability and pricing, credit card approval and customer service functions. We enhance this system continuously.

We see the Internet as a key component of our current and future plans. The Internet:

•	allows customers to access product information and the ability to place orders via our websites;

•	allows associates to find current information about an expansive array of products available across our vendor base; and

•	promotes education on boating topics for both customers and associates.

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

We participate in a number of boat shows and sponsor a number of boating-related events each year, ranging from sailing regattas and fishing derbies to waterway clean-up and environmental quality campaigns. We also sponsor the biennial West Marine Pacific Cup race from San Francisco to Oahu, as well as a series of youth regattas held annually around the country. These events are designed to encourage participation in boating and increase the number of people enjoying the boating lifestyle, while promoting both environmental responsibility and West Marine brand recognition.

Our West Advantage loyalty program, which we offer free-of-charge to customers, reached over 600,000 active 12-month members during 2005, while paid participation in our West Advantage Plus and BoatU.S. loyalty programs reached over 425,000 active 12-month members. Both programs rank among the largest recreational boating membership programs in the United States.

During 2005, we launched several key marketing initiatives, including restructuring of our loyalty program and transitioning from a private-label credit card to a personalized, co-branded card. We expect to continue to focus on these initiatives in 2006, as well as adding new marketing programs aimed at new customer acquisition, especially new boaters and new boat buyers.

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

The principal factors of competition in our marketplace are selection, quality, availability, price, customer service, convenience and access to a wide variety of merchandise. We believe that we compete successfully on the basis of all of these factors.

Trademarks and Service Marks

We own the trademarks and service marks “West Marine” and “Port Supply,” among others. These marks and a number of others are registered with the United States Patent and Trademark Office and in certain foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. We obtained rights to use the “BoatU.S.” tradename under a marketing agreement with the Boat Owners Association of the United States.

Associates

As of March 3, 2006, we had 4,897 associates, of whom 2,355 were full-time and 2,542 were part-time or temporary. A significant number of temporary associates are hired during our peak selling season. For example, West Marine employed approximately 5,700 associates on June 30, 2005.

Available Information

West Marine’s Internet address is www.westmarine.com. We make available, free of charge through the “Investor Relations” portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including the exhibits thereto, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. Interested persons may also access copies of these reports through the Securities and Exchange Commission’s website, www.sec.gov. West Marine will furnish to its stockholders any exhibit to this annual report upon the written request of such stockholder and the payment of a specified reasonable fee which fee shall be limited to West Marine’s reasonable expenses in furnishing such exhibit.

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

ITEM 1A—RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline.

If we cannot successfully implement our expansion strategy, our growth and profitability could be adversely impacted.

Our growth has been driven principally by store operations and the addition of new stores. Our continued growth depends to a significant degree on our ability to continue to expand our operations through the opening of new stores and our ability to operate these stores on a profitable basis. There can be no assurance that new stores will achieve the same level of profitability as existing stores.

Our expansion is dependent upon a number of factors, including the adequacy of our capital resources and our ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate employees and to adapt our distribution and other operational systems. There can be no assurance that we will be able to achieve our planned expansion or that such expansion will be accomplished on a profitable basis. Failure to achieve our planned expansion could have a material adverse effect on us.

We are also in the process of expanding into the boat services market, including the installation of certain products we sell. This is a new market for us. This expansion requires additional capital expenditures and start-up costs that may not be recovered for a number of years. Our unfamiliarity with this aspect of the boating industry and competition from well established boat services and repair facilities means that this segment of our business may not be profitable in the near term, if ever, adversely affecting our future operating results.

Our expansion into new, unfamiliar markets presents increased risks that may prevent us from being profitable in these new markets.

Pursuant to our growth strategy, we are opening stores in new geographic markets, including stores in Canada. Typically, the first stores opened in a new market will not initially achieve operating results comparable to our existing stores due in large part to factors that generally affect store performance in new markets. These factors include less familiarity with local demographics, customer preferences, discretionary spending patterns, difficulties in attracting customers due to a reduced level of customer familiarity with our brand, difficulties in hiring a sufficient number of qualified store associates and other factors. In addition, entry into new markets may bring us into competition with new, unfamiliar competitors. We cannot assure that we will be successful in operating our stores in new markets on a profitable basis.

Our continued expansion will result in a higher number of stores, which could adversely affect the operating results of our retail business and reduce the revenues of our direct sales business.

As the number of our retail stores increases, our stores will become more highly concentrated in the geographic regions we serve. As a result, the number of customers and related revenue at individual stores may decline and the average amount of sales per square foot or comparable store sales at our stores may be reduced. If this occurs, the operating results of our retail business could be adversely affected. The growth in the number of our retail stores may also draw customers away from our direct sales business, adversely affecting direct sales revenues.

An inability to find suitable new store sites or delays in new store openings could materially affect our financial performance.

In order to meet our growth objectives, we will need to secure an adequate number of suitable new store sites, typically near marinas or other locations readily accessible by boaters. We require that all proposed store sites satisfy our criteria regarding cost and location. In addition, we are experiencing increased competition for store sites. We cannot assure that we will be able to find a sufficient number of suitable new sites for any planned expansion in any future period.

Our expected financial performance is based on our new stores opening on expected dates. It is possible that events such as construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of God, discovery of contaminants or accidents could delay planned new store openings beyond their expected dates or force us to abandon planned openings altogether. Any failure on our part to recognize or respond to these issues may adversely affect our sales growth, which in turn may adversely affect our future operating results.

We have recently undertaken a number of initiatives designed to build long-term company strength. If one or more of these initiatives is unsuccessful, our profitability could be adversely affected.

In 2005, we launched a number of initiatives designed to increase sales and lower costs. These initiatives include reducing inventory levels, increasing store staffing levels and sales associate training, tailoring store merchandise assortments for local markets, reducing some prices, expanding our line of private label products and expanding our Port Supply wholesale business. Each of these initiatives carries a certain level of risk, primarily related to increased expenses or reduced sales, which when combined could be substantial. If we fail to successfully execute one or more of these strategies, our profitability could be adversely affected. We also have decided to discontinue using the BoatU.S. brand name and to convert all but a small number of our BoatU.S. branded stores to West Marine branded stores. If customers of our BoatU.S. branded stores discontinue shopping at these stores after the transition to our West Marine brand due to their unfamiliarity with the West Marine brand or for any other reason, our business could be materially adversely affected.

Our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, natural disasters such as hurricanes or extraordinary amounts of rainfall occur, especially during the peak boating season in the second and third fiscal quarters.

Our business is highly seasonal. During 2005, approximately 64% of our net sales occurred during the second and third fiscal quarters, principally during the period from April through July, which represents the peak boating months in most of our markets. Our annual results would be materially and adversely affected if our net sales were to fall below expected seasonal levels during this period. Our business is also significantly affected by weather patterns. Unseasonably cool weather, prolonged winter conditions and/or extraordinary amounts of rainfall may decrease boating use in the peak season, resulting in lower maintenance needs and, therefore, decreased sales.

Intense competition in the boating supply and outdoor recreation markets could reduce our revenue and profitability.

The retail market for recreational boating supplies and apparel is highly competitive. Our stores compete with other national specialty marine supply stores. Many of these competitors have stores in the markets in which we now operate and in which we plan to expand. We also compete with a wide variety of local and regional specialty stores and, to a lesser extent, sporting goods stores and mass merchants. Our catalog and Internet operations compete with other catalog and Internet retailers as well as competitors’ stores and our own stores as we expand our store base into markets historically serviced solely by our Direct Sales division. We also have a number of competitors in the wholesale distribution of marine products. In addition, a key competitive factor in the marine supplies market is price. Competitive pressures resulting from competitors’ pricing policies have adversely affected our gross margins, and such pressures are expected to continue. There can be no assurance that we will not face greater competition from other national or regional retailers or that we will be able to compete successfully with existing and new competitors.

Our ability to find attractive acquisition candidates and to successfully integrate any business we acquire could adversely affect our profitability.

We have expanded in the past through internal growth and acquisitions. We will continue to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. Acquisitions involve a number of special risks, including the diversion of management’s attention to the assimilation of the operations, financial systems, merchandise distribution and personnel of the acquired business, potential adverse short-term effects on our operating results and amortization of acquired intangible assets. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies, which could have an adverse affect on our profitability. Moreover, there can be no assurance that we will find attractive acquisition candidates, that acquisitions can be consummated on acceptable terms or that any acquired companies can be integrated successfully into our operations.

A decline in consumer discretionary spending or a decline in the boating industry generally could reduce our revenues.

Because consumers often consider boats to be luxury items, our success depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as consumer confidence, employment, business conditions, interest rates, tax rates and rising consumer debt levels. Increased fuel prices may also dissuade certain boaters from using their boats as often as they did in the past. In addition, our business opportunities are directly dependent upon the level of consumer spending on recreational boating supplies, a discretionary spending item. There can be no assurance that consumer spending in general or spending in the recreational boating aftermarket in particular will not decline, thereby adversely affecting our expansion, net sales and profitability or that our business will not be adversely affected by future downturns in the boating industry.

If any of our key vendors or manufacturers fails to supply us with merchandise, we may not be able to meet the demands of our customers and our sales could decline.

We depend on merchandise purchased from our vendors and sourced from third-party manufacturers to obtain products for our stores. We deal with our suppliers on an order-by-order basis and have limited long-term purchase contracts or other contractual assurances of continued supply or pricing. Accordingly, our vendors and manufacturers could discontinue selling products to us at any time. The loss of any key vendor or manufacturer for any reason could limit our ability to offer products that our customers want to purchase. In addition, we believe many of our vendors obtain their products from China, Taiwan, Korea, Mexico and other foreign countries, and we source products from third-party manufacturers in foreign countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be within our control or the vendor’s control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions, quotas and trade issues. Changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms, could negatively impact our operating results. Our operating results could also suffer if we are unable to promptly replace a vendor or manufacturer who is unwilling or unable to satisfy our requirements with a vendor or manufacturer providing equally appealing products.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results and financial condition could suffer.

Our future performance is substantially dependent upon the continued services of certain members of our senior management. We do not maintain any key man life insurance for our senior management, including Randolph K. Repass, Chairman of our Board of Directors, and Peter Harris, our President and Chief Executive Officer. The loss of the services of any key members of senior management could have a material adverse effect upon us. In addition, our continued growth depends on our ability to attract and retain skilled executives. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified executives in the future or that our current management team can achieve our planned expansion or continue to operate West Marine in a profitable manner.

Our business depends on our ability to meet our labor needs.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including general managers, assistant managers, customer service representatives and store associates, who understand and appreciate boating, the boating lifestyle and our culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the retail industry is high.

If we are unable to hire and retain sales associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our business could be materially adversely affected. Although none of our employees are currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may delay the planned openings of new stores. Any such delays, any material increases in employee turnover rates at existing stores or any increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

We must successfully order and manage our inventory to reflect customer demand in a volatile market and anticipate changing consumer preferences and buying trends or our revenues and profitability will be adversely affected.

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. The retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions and general economic conditions. None of these factors are within our control. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We usually must order merchandise well in advance of the applicable selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our revenues may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins.

A natural disaster or other disruption at any one of our distribution centers could cause us to lose merchandise and be unable to effectively deliver to our direct customers and retail stores.

We currently rely on distribution centers in Hollister, California, Rock Hill, South Carolina and Hagerstown, Maryland to handle our distribution needs. Any natural disaster or other serious disruption to these centers due to a fire, flood or any other calamity could damage a significant portion of our inventory, and materially impair our ability to adequately stock our retail stores, deliver merchandise to customers and process returns to vendors and could result in lost revenues, increased costs and reduced profits.

A significant portion of our common stock is held by our founder and Chairman, Randolph K. Repass, whose interests may differ from that of our other stockholders.

Randolph K. Repass, the Chairman of the Board of West Marine, beneficially owns approximately 30.3% of West Marine’s common stock. As a result, Mr. Repass has substantial influence in the election of directors of West Marine and, in general, the outcome of any matter submitted to a vote of our stockholders, including mergers, consolidations or the sale of all or substantially all of West Marine’s assets. Due to his significant ownership position, Mr. Repass may be able, in concert with others, to prevent or to cause a change in control of West Marine.

Our failure to comply with certain environmental regulations could adversely affect our business.

We sell paints, varnishes and other products, the storage, distribution and disposal of which are subject to a variety of federal and state environmental regulations. Our failure to comply with these regulations could have an adverse impact on our business. In addition, we have indemnified certain of our landlords for any hazardous waste which may be found on or about the particular property or operation.

The price of our common stock may be subject to volatile fluctuations based on fluctuations in our quarterly results, general economic and market conditions and by our ability to meet analysts’ expectations.

The market price of our common stock may be subject to significant fluctuations in response to operating results, comparable store sales announcements, announcements by competitors, our ability to meet research analysts’ expectations and other factors. In addition, our quarterly results may also fluctuate significantly as a result of a variety of other factors such as timing of new store openings and associated pre-opening expenses, acquisitions, competitors’ store openings, competitors’ pricing policies and the net sales contributed by new stores and merchandise. Variations in the market price of our common stock may also be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors. These market fluctuations, as well as general economic conditions, may adversely affect the market price of our common stock. We cannot assure that the market price of our common stock will not fluctuate or decline significantly in the future.

Because we self-insure against certain risks and maintain high deductibles on certain of our insurance policies, our operating results may be adversely affected if we suffer a substantial casualty.

We believe that insurance coverage is prudent for risk management, and we expect that our insurance costs will continue to increase. For certain types or levels of risk, including medical care and worker’s compensation, we have decided to limit our purchase of relevant insurance, choosing instead to self-insure certain levels of risk. In other cases, we have elected to retain a higher portion of the risk in the form of higher deductibles. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results.

Our current business strategy includes the opening of a number of superstores and Express stores, and our operating results could be adversely affected if this relatively new strategy does not prove successful over the long-term.

In 2003, we began implementing our current business strategy that includes the opening of larger format retail stores called superstores, which are approximately 25,000 square feet, and Express stores, which are approximately 2,800 square feet. In contrast, our typical store is between 6,000 and 8,000 square feet. As of December 31, 2005, we had two superstores and 38 Express stores. In addition, during 2005 we opened our first stores specifically designed around the needs of “inland” boaters. The viability of this business strategy has not been proven on a long-term basis. The results we achieve at our typical stores may not be indicative of the results that we may achieve at our new superstores and Express stores. For example, our superstore format increases our operating costs per store, but may not lead to proportionately increased revenues per store. Our mix of higher and lower margin merchandise in superstores and our Express stores differs from the merchandise mix in our typical stores, and therefore, may negatively impact our gross margins. In addition, we may not carry the appropriate merchandise mix during our busiest seasons in our superstores or our Express stores. We cannot assure that we will be successful in operating our superstores or our Express stores on a profitable basis. If a superstore is unprofitable, the impact on our financial results could be greater than the impact of an unprofitable smaller format store.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our executive offices and support center are located in a 90,000 square foot facility in Watsonville, California, which we occupy under a lease that expires in 2011. We operate a 240,000 square foot distribution center located in Hollister, California, under a lease that expires in 2011, a 472,000 square foot distribution center located in Rock Hill, South Carolina, under a lease that expires in 2007, a 287,000 square foot distribution center located in Hagerstown, Maryland, under a lease that expires in 2011, and a 10,000 square foot call center located in Largo, Florida, under a lease that expires in 2013.

At December 31, 2005, our 404 stores comprised an aggregate of approximately 2.9 million square feet of space. Nearly all of our stores are leased, typically for a five-year term, with options to renew for additional periods. In most cases, we pay a fixed rent. Substantially all of our leases require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses.

ITEM 3—LEGAL PROCEEDINGS

We are a party to legal proceedings that are ordinary and incidental to our business. We do not expect that any of these legal proceedings currently pending will have a material adverse impact on our consolidated financial position, consolidated results of operations or cash flows.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

West Marine’s common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol “WMAR”. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported by the Nasdaq Stock Market.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
High	$26.46	$21.16	$20.89	$16.00
Low	$20.30	$15.95	$14.70	$12.73

2004
High	$32.70	$33.25	$24.00	$25.35
Low	$25.83	$23.75	$18.09	$19.83

As of March 3, 2006, there were approximately 6,431 holders of record of our common stock, and the last sale price reported on the Nasdaq National Market was $13.59 per share.

We have not paid any cash dividends on our common stock, and we do not anticipate doing so in the foreseeable future.

The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated balance sheet data for 2005 and 2004 and consolidated statement of operations data for 2005, 2004 and 2003 has been derived from our consolidated financial statements for the fiscal years appearing elsewhere in this report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 and the Financial Statements and Supplementary Data and notes thereto in Item 8.

(in thousands, except per share and operating data)	2005		2004		2003		2002	2001
Consolidated Operations Statement Information:
Net sales	$692,264		$682,996		$660,936		$530,588	$512,873
Income from operations	2,501	(1)	46,771	(3)	41,286	(5)	34,813	28,039
Income (loss) before income taxes	(4,574	)(1,2)	39,459	(3,4)	32,403	(6)	31,253	23,193
Net income (loss)	(2,179	)(1,2)	25,534	(3,4)	20,090	(6)	18,908	13,917
Net income (loss) per share:
Basic	$(0.10	)(1,2)	$1.23	(3,4)	$1.02	(6)	$1.00	$0.79
Diluted	$(0.10	)(1,2)	$1.20	(3,4)	$0.99	(6)	$0.97	$0.77

Consolidated Balance Sheet Information:
Working capital	$279,695		$287,192		$249,690		$167,938	$144,398
Total assets	504,649		532,315		493,258		358,487	320,809
Long-term debt, net of current portion	117,000		124,064		128,851		48,731	59,426
Operating Data:
Stores open at year-end	404		375		345		257	240
Comparable stores net sales Increase (decrease)(7)	(2.2%)		0.3	%(8)	(2.5	%)(8)	0.9%	(0.2%)

(1)	Includes a $2.9 million pre-tax charge, or ($0.08) per share after-tax, for reducing inventory value; an $8.6 million pre-tax charge, or ($0.25) per share after-tax, for cancelled software development projects; and a $2.0 million pre-tax charge, or ($0.06) per share after-tax, for discontinuing our use of the BoatU.S. tradename.

(2)	Includes an $0.8 million pre-tax charge, or ($0.02) per share after-tax, for the unamortized portion of loan costs related to the repayment of then existing debt, in connection with obtaining a new bank credit facility.

(3)	Includes a $1.9 million pre-tax charge, or ($0.06) per share after-tax, related to certain lease accounting corrections.

(4)	Includes both a $1.1 million pre-tax gain on the sale of real property in Florida and a $1.4 million pre-tax charge for the unamortized portion of loan costs in connection with obtaining a new bank credit facility. The net impact of this gain and this charge represents ($0.01) per share after-tax.

(5)	Includes a $0.9 million pre-tax charge for integration costs associated with the Boat America acquisition.

(6)	Includes both a $0.9 million pre-tax charge for integration costs associated with the Boat America acquisition and a $1.9 million pre-tax charge for unamortized loan costs and other debt extinguishment costs associated with the Boat America acquisition. The impact of these charges represents ($0.08) per share after-tax.

(7)	Sales from stores that have been open at least 13 months and where selling square footage did not change by more than 40% in the previous 13 months.

(8)	Sales from the 62 BoatU.S. stores acquired in January 2003 from Boat America Corporation are included in comparable store sales statistics beginning in March 2004.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

The statements in this Form 10-K that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance and similar projections, as well as facts and assumptions underlying these statements or projections. These forward-looking statements, which are included in accordance with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that actual results will not differ materially from these expectations. These risks, uncertainties and other factors are discussed under the caption “Risk Factors” in Item 1A of this report.

Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Deferred rent. Certain of our operating leases contain periods of free or reduced rent or contain predetermined fixed increases in the minimum rent amount during the lease term. For these leases, we recognize rent expense on a straight-line basis over the expected life of the lease, generally about ten years, including periods of free rent, and record the difference between the amount charged to rent expense and the rent paid as deferred rent. Tenant improvement allowances received from landlords are generally treated as deferred rent adjustments, reducing straight-line rent expense over the life of the lease.

Revenue recognition. Typically, we record sales, net of estimated returns, when merchandise is purchased by customers at retail locations. When merchandise is shipped from a warehouse directly to a customer, we record sales when such merchandise is received by the customer. Return allowances, which reduce net sales for expected product returns, are estimated using historical experience.

Comparable store sales. We define comparable store sales as sales from stores that have been open at least 13 months and where selling square footage did not change by more than 40% in the previous 13 months. Sales from the 62 BoatU.S. stores acquired in January 2003 from Boat America Corporation were included in comparable store sales beginning in March 2004.

Merchandise inventories and vendor allowances. Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store selling locations, operating costs of our merchandising, replenishment and distribution activities and a portion of store occupancy costs representing the estimated area used for storing merchandise. Indirect costs included in inventory value at the end of 2005 and 2004 were $62.3 million and $61.3 million, respectively. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold.

We make certain assumptions based upon historical experience and current information to adjust inventory value for estimated shrinkage and to adjust inventory value to the lower of cost or market. Our reserve for estimated inventory shrinkage at the end of fiscal years 2005 and 2004 was $4.0 million and $3.8 million, respectively. Inventories are marked down to market value below cost based upon current levels of aged and discontinued product and historical analysis of inventory sold below cost. Our reserve for estimated inventory market value below cost at the end of 2005 and 2004 was $6.3 million and $2.5 million, respectively. Included in the reserve at fiscal year-end 2005 is a $2.9 million charge to pre-tax income that we recorded in the fourth quarter, primarily for aged, excess and obsolete merchandise that we expect to sell below our cost.

We receive income for a variety of vendor-sponsored programs and arrangements such as volume rebates, markdown allowances, promotions, payment terms discounts and for our compliance programs. Vendor allowances related to merchandise purchases are treated as a reduction of inventory value and recognized as a reduction in cost of goods sold as the related products are sold.

We establish a receivable for vendor income that is earned but not yet received from our vendors, which we calculate based on provisions of the programs in place. Due to the complexity and diversity of the individual agreements with vendors, we perform detailed analyses and review historical trends to determine an appropriate level of the receivable.

Impairment of long-lived assets. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recorded, if required, for the portion of the asset’s carrying value that exceeds the asset’s estimated fair value. We may also accelerate depreciation over the asset’s revised useful life, if appropriate. When evaluating long-lived assets for potential impairment, we group and evaluate assets at the lowest level at which individual cash flows can be identified.

At year-end 2005, we evaluated the carrying values of computer software assets in light of significant cost overruns, programming difficulties and uncertainties about the future use of certain programs being developed internally. We determined that five major development projects, including applications for marketing, merchandising and replenishment purposes, were no longer expected to be completed. Accordingly, we recognized an $8.6 million impairment charge in the fourth quarter of 2005, primarily for capitalized labor costs and consulting fees for development activities, including programming costs, of software projects that are not expected to be completed. Certain computer hardware purchased in connection with one of these discontinued software projects is expected to be redeployed and, therefore, was determined not to be impaired.

We group and evaluate store assets for impairment at the individual store level. We compare asset carrying values to the store’s estimated future cash flows. We believe that store asset carrying values and useful lives are appropriate at the present time.

Asset retirement obligations and facility closing costs. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we estimate the fair value of our obligations to clean-up and restore leased properties under our agreements with landlords and record the amount as a liability when incurred. We account for closed store and warehouse lease termination costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In the period we close a store or warehouse, we record as an obligation the present value of estimated costs that will not be recovered. These costs include the book value of any abandoned leasehold improvements and amounts for future lease payments, less any expected sublease income. These costs could increase or decrease based upon general economic conditions, circumstances in specific locations, our ability to sublease facilities and the accuracy of our related estimates.

Self insurance. We are self-insured for certain losses related to employee medical claims, worker’s compensation, general liability and vehicle claims. Our reserve is developed based on historical claims data and includes an assessment of self-insured losses that are incurred but not reported as of the end of the period. The resulting estimate is recorded as a liability. Our assumptions are reviewed periodically and compared with actual claims experience and external benchmarks to ensure that our methodology is appropriate.

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

Our tax filings are subject to audit by authorities in the jurisdictions where we conduct business, which may result in assessments of additional taxes. We believe we have adequately provided for obligations that would result from these legal and tax proceedings where it is probable we will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome.

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

Results of Operations

The following table sets forth certain income statement components expressed as a percent of net sales:

	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy	70.7%	67.9%	68.7%

Gross profit	29.3%	32.1%	31.3%
Selling, general and administrative expenses	28.9%	25.2%	25.0%

Income from operations	0.4%	6.9%	6.3%
Interest expense	1.1%	1.1%	1.4%

Income (loss) before income taxes	(0.7%)	5.8%	4.9%
Provision for income taxes	(0.4%)	2.0%	1.9%

Net income (loss)	(0.3%)	3.8%	3.0%

2005 Compared to 2004

Net loss for 2005 was $2.2 million, or ($0.10) per share, compared to net income of $25.5 million, or $1.20 per share, for 2004. Net sales for fiscal year 2005 were $692.3 million, compared to net sales of $683.0 million for fiscal year 2004. Other significant items that impacted fiscal year 2005 results include:

•	a $2.9 million pre-tax charge for reducing inventory value (included in cost of goods sold);

•	an $8.6 million pre-tax charge for cancelled software development projects (included in SG&A expenses);

•	a $2.0 million pre-tax charge for discontinuing our use of the BoatU.S. tradename (included in SG&A expenses); and

•	a $0.8 million pre-tax charge for the unamortized portion of loan costs related to the repayment of then-existing debt, in connection with obtaining a new bank credit facility.

Division sales

Net sales attributable to our Stores division increased $12.8 million, or 2.2%, to $601.0 million in 2005, primarily due to the addition of 40 new stores during the year, which contributed $10.2 million in sales. We closed 11 stores during 2005 (including four stores closed due to Hurricane Katrina), which reduced Stores sales in 2005 by $3.5 million, compared to 2004. Port Supply sales through our distribution centers decreased $1.1 million, or (2.3%), to $48.1 million in 2005, primarily due to increased sales to Port Supply customers through our store locations, which are included in Stores sales. Net sales of our Direct Sales division decreased $2.4 million, or (5.3%), to $42.9 million, partly due to reduced catalog and Internet sales in areas where we have opened new stores.

Comparable store sales

We ended 2005 with a decrease in our comparable store sales of $12.6 million, or (2.2%). Results varied significantly between the first half and the second half of the year. Decreases in comparable store sales of (6.8%), (3.5%) and (1.2%), during the first, second, and third quarters, respectively, were offset by an increase of 3.9% during the fourth quarter. Comparable store sales by region for 2005 were as follows: Southeast 2.2%, Northeast (6.8%) and Western (1.8%).

We attribute the 2005 decrease in comparable store sales to a number of factors. High fuel costs persisted throughout much of the year, reducing boating frequency and the length of time people spent on their boats. During the first and second quarters, extended cold, wet, winter-like weather produced an unusually late-starting and abbreviated boating season in the northeast, mid-Atlantic and Great Lakes areas. During the third quarter and part of the fourth quarter, a record number of hurricanes hit our key Southeast region, including Hurricane Katrina, which destroyed four of our stores, and Hurricane Wilma, which devastated large areas of Florida with large boating populations. In addition, post-Katrina consumer doldrums further dampened recreational spending across the country.

Gross profit

Gross profit decreased $16.3 million, or (7.4%), in 2005, compared to 2004. Gross profit as a percentage of net sales decreased to 29.3% in 2005 from 32.1% in 2004, primarily due to a $9.4 million reduction in vendor allowances earned on merchandise purchased during 2005 associated with an initiative to reduce inventory levels, as well as lower gross margins due to an initiative to lower retail prices on certain products. Management expects that as customer perception of our pricing policy improves, increased unit sales will eventually offset lower gross margins. In addition, we expect the upward trend in the proportion of our private-label merchandise sales to our total sales mix to continue to boost gross margins. Gross profit in 2005 also reflects a $2.9 million charge to inventory value for expected product markdowns arising from shifts in merchandising strategies and consumer preferences as well as technological advances.

Selling, general and administrative expenses (SG&A)

The future profitability of our company is largely dependent on our ability to increase sales and gross profit while containing SG&A expenses. SG&A expenses increased $28.0 million, or 16.3%, in 2005, primarily due to an $11.2 million, or ($0.32) per share after-tax, increase in payroll and related costs in our profit centers, mainly due to the addition of new stores in 2005 and 2004, as well as an initiative to increase sales associate labor hours in our stores. We did not realize a significant casualty loss during 2005 as a result of Hurricane Katrina, since we expect to recover from our insurer substantially all of the carrying value of property damaged or destroyed, subject to a deductible that has been satisfied. In the fourth quarter of 2005, we incurred an $8.6 million pre-tax impairment charge relating to discontinued internal software development projects. Also in the fourth quarter of 2005, we incurred a $2.0 million pre-tax impairment charge because we no longer intend to use the BoatU.S. tradename, except in limited instances.

As a percentage of net sales, SG&A expenses increased to 28.9% in 2005 from 25.2% in 2004, primarily due to newly opened stores, which increase SG&A costs without providing a commensurate increase in sales during the first year of operation. We expect to open a smaller number of stores in 2006, compared to the 40 new stores we opened in 2005. Accordingly, we expect the portion of SG&A expenses related to new store openings to decrease in 2006. Non-capital expenditures incurred in preparation for the opening of new retail stores (also called pre-opening costs) are expensed as incurred.

Income from operations

Income from operations decreased $44.3 million, or (94.7%), in 2005, compared to 2004. As a percentage of net sales, income from operations decreased to 0.4% in 2005, from 6.9% in 2004, primarily due to reduced vendor allowances and higher costs related to our opening of new stores, as well as non-cash impairment charges for discontinued software development projects and discontinued use of the BoatU.S. tradename, as discussed above.

Interest expense

Interest expense increased $0.4 million, or 6.6%, in 2005, compared to 2004, primarily due to higher average interest rates. Upon obtaining a new credit facility in the fourth quarter of 2005, we recorded a $0.8 million charge to write off the unamortized portion of loan costs related to our prior credit facility.

Income taxes

Our income tax rate of 52.4% of pre-tax loss in 2005 improved from 35.3% of pre-tax income in 2004, primarily due to a tax benefit in the fourth quarter of 2005 relating to state enterprise zone tax credits.

2004 Compared to 2003

In 2004, we had net sales of $683.0 million, an increase of $22.1 million, or 3.3%, over net sales of $660.9 million in 2003. Net income was $25.5 million, or $1.20 per share, in 2004, compared to net income of $20.1 million, or $0.99 per share, in 2003. Fiscal year 2004 was a 52-week year, compared to a 53-week year in 2003. Net income for 2004 included six unusual items:

•	a $1.9 million pre-tax cumulative charge related to the lease accounting correction (included in cost of goods sold);

•	a $1.1 million pre-tax gain on sale of real property (included in SG&A expenses);

•	a $0.9 million pre-tax charge for hurricane preparation and recovery costs (included in SG&A expenses);

•	a $0.7 million pre-tax charge for costs associated with compliance with the Sarbanes-Oxley Act of 2002, primarily costs associated with documenting and testing our internal control over financial reporting (included in SG&A expenses);

•	a $1.4 million pre-tax charge for unamortized portion of loan costs in connection with obtaining a new credit facility; and

•	a $0.8 million income tax benefit from state and local enterprise zone credits.

Division sales

Net sales attributable to our Stores division increased $22.3 million, or 3.9%, to $588.4 million in 2004, partly due to the addition of 34 new stores during the year, which contributed $8.6 million in sales. Sales at boat shows, tent sales and remodeled stores also were higher than in 2003. The extra week in our 2003 fiscal year calendar represented $6.2 million in additional sales, mainly in our Stores division, that are not reflected in 2004 results.

Port Supply sales through our distribution centers increased $1.7 million, or 3.6%, to $49.3 million in 2004, primarily as a result of higher sales to boat builders and yacht brokers, reflecting an overall growth in the market for new boats compared to 2003. Net sales of our Direct Sales division decreased $2.0 million, or (4.2%), to $45.3 million, partly due to sales lost to our own stores in areas where we have opened new stores.

Comparable store sales

While we ended 2004 with a slight increase in our comparable store sales of $1.5 million, or 0.3%, results varied significantly between the first half and the second half of the year. Increases in comparable store sales of

10.2% and 4.6%, during the first and second quarters, respectively, were offset by decreases of (7.7%) and (3.3%) during the third and fourth quarters, respectively. Favorable comparable store sales results for the first half of 2004 largely were attributable to poor sales during the similar period last year caused by bad weather. Comparable store sales during the second half of 2004 primarily were adversely affected by four hurricanes in our Southeast region and higher fuel prices nationwide. Comparable store sales by region for 2004, based on the similar 52-week period the prior year, were as follows: Southeast 0.9%, Northeast (0.7%) and Western 0.9%.

Gross profit

Gross profit increased $12.3 million, or 6.0%, in 2004, compared to 2003. Gross profit as a percentage of net sales increased to 32.1% in 2004 from 31.3% in 2003, primarily due to lower product costs and increased sales of higher-margin products, especially private-label merchandise. Gross profit in 2004 reflects a $1.9 million charge for the cumulative effect of certain lease accounting corrections, described below.

Lease accounting correction

Like many other companies in the retail industry, in 2003 we reviewed our accounting practices and policies with respect to leasing transactions. Following this review, we corrected an error in our prior practices, the primary result of which is the acceleration of the recognition of rent expense under certain leases, mostly for our stores. The $1.9 million pre-tax, or $0.06 per share after tax, cumulative effect of this correction, of which $1.6 million pre-tax, or ($0.05) per share after tax, relates to prior periods, has been included in cost of goods sold in the fourth quarter of 2004. As this correction relates solely to accounting treatment, it does not affect cash flows or the timing of payments under related leases.

Selling, general and administrative expenses (SG&A)

SG&A expenses increased $6.8 million, or 4.1%, in 2004, primarily due to expenses related to the opening of new stores during the year. Included in SG&A expenses are $0.9 million in costs directly attributable to the four hurricanes that hit our Southeast region during the third and fourth quarters of 2004. We also recorded a $1.1 million gain on the sale of certain real property located in Ft. Lauderdale, Florida in the fourth quarter of 2004. Included in 2004 SG&A expenses is $0.7 million in costs directly associated with our Sarbanes-Oxley Act of 2002 compliance efforts. Included in 2003 SG&A expenses is $0.9 million for incremental integration costs. As a percentage of net sales, SG&A expenses increased to 25.2% in 2004 from 25.0% in 2003, primarily due to newly opened stores, which increase SG&A costs without providing a commensurate increase in sales during the first year of operation. Non-capital expenditures incurred in preparation for the opening of new retail stores (also called pre-opening costs) are expensed as incurred.

Income from operations

Income from operations increased $5.5 million, or 13.3%, in 2004, compared to 2003. As a percentage of net sales, income from operations increased to 6.9% in 2004, from 6.3% in 2003, primarily due to higher product gross margins, as described above.

Interest expense

Interest expense decreased $1.1 million, or (15.6%), in 2004, compared to 2003, primarily due to lower average interest rates and lower average outstanding balances during 2004, compared to 2003. Upon obtaining a new credit facility in the fourth quarter of 2004, we recorded a $1.4 million charge to write off the unamortized portion of loan costs related to a prior credit facility.

Income taxes

Our 2004 income tax rate of 35.3% of pre-tax income decreased from 38.0% in the prior year, primarily due to a $0.8 million tax benefit in the fourth quarter relating to current and prior years’ state enterprise zone tax credits.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores and for remodeling or relocating older stores. We also may require additional capital in the event we choose to pursue acquisition opportunities. We believe our existing credit facilities and cash flows from operations will be sufficient to satisfy our liquidity needs through 2006.

Operating activities

During 2005, our primary sources of liquidity were cash flow from operations and proceeds from the exercise of stock options. Net cash provided by operations during 2005 was $44.2 million, primarily consisting of net income, excluding depreciation and amortization, of $20.9 million and a $34.1 million decrease in inventory, offset by a $27.7 million decrease in accounts payable. The inventory decrease primarily reflects a 2005 initiative to lower inventory levels and the related decrease in accounts payable is mainly due to lower merchandise purchases during 2005.

Capital Growth

In 2005, we spent $32.0 million on capital expenditures, mainly for store remodels, new stores and information systems software and hardware. We expect to spend between $24.0 million and $28.0 million on capital expenditures during 2006, mainly for store remodels, new stores and information systems upgrades. We intend to fund our expansion through cash generated from operations and bank borrowings.

Financing Arrangements

Net cash used in financing activities was $4.6 million in 2005, primarily consisting of $117.0 million of net borrowings under our line of credit and $3.5 million received from the exercise of stock options and the net sales of common stock pursuant to our associate stock purchase plan, offset by $124.1 million used to pay off our former line of credit.

On December 29, 2005, we entered into a new, five-year, $225.0 million credit agreement with a group of lenders that replaced the prior, five-year, $190.0 million loan agreement. In connection with this transaction, we recorded a $0.8 million charge in the fourth quarter of 2005, representing the unamortized portion of loan costs associated with our prior bank credit facility.

The amount available to be borrowed is based on a percentage of West Marine’s inventory and accounts receivable. At our option, subject to certain conditions and restrictions, the agreement provides up to $25.0 million in additional financing during the term. The credit facility is guaranteed by West Marine and its subsidiaries and is secured by a security interest in all of the accounts receivable and inventory of West Marine and its subsidiaries, certain other assets related thereto, and all proceeds thereof. The credit facility includes a $50.0 million sub-facility available for the issuance of commercial and stand-by letters of credit. The credit facility also includes a sub-limit of up to $20.0 million for same day advances.

At West Marine’s election, borrowings under the loan facility will bear interest at one of the following rates: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco,

California or (2) the interest rate per annum at which deposits in U.S. dollars are offered by reference lenders to prime banks in designated markets located outside the U.S. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving loan facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For 2005 and 2004, the weighted average interest rate on all of our outstanding borrowings was 4.9% and 3.8%, respectively.

The loan agreement contains customary covenants, including but not limited to, restrictions on the ability of West Marine and its subsidiaries to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. Additionally, a minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained.

At the end of fiscal year 2005, borrowings under this credit facility were $117.0 million, bearing interest at rates ranging from 5.6% to 7.3%, and $54.0 million was available to be borrowed. At the end of 2004, borrowings under the previous credit facility were $124.1 million, bearing interest at rates ranging from 3.9% to 5.3%. At the end of 2005 and 2004, we had $7.0 million and $5.8 million, respectively, of outstanding commercial and stand-by letters of credit.

Contractual obligations

Aggregated information about our unconditional contractual obligations as of December 31, 2005 is presented in the following table (dollars in thousands).

	Total	2006	2007	2008	2009	2010	After 5 years
Contractual cash obligations:
Long-term debt (1)	$145,632	$5,733	$5,733	$5,733	$5,733	$122,700	$0
Operating leases (2)	202,948	45,221	39,737	33,183	26,581	18,910	39,316
Purchase commitments (3)	56,745	56,745	0	0	0	0	0
Service contracts	2,009	439	393	331	265	189	392
Bank letters of credit	6,961	6,961	0	0	0	0	0

	$414,295	$115,099	$45,863	$39,247	$32,579	$141,799	$39,708

(1)	Assumes that our long-term debt is repaid at maturity and not refinanced. Includes estimated annual obligation for principal and interest payments, based upon the loan balance at year-end 2005 and the average borrowing rate in 2005.

(2)	Operating leases are the only financing arrangements not reported on our consolidated balance sheets. Operating lease amounts in this table are not reduced for sublease income and exclude costs of insurance, taxes, repairs and maintenance.

(3)	All but a limited number of our purchase commitments, which are not material, are cancelable by us without penalty.

We are a party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. We have also excluded associate employment commitments.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2005, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Seasonality

Historically, our business has been highly seasonal. In 2005, approximately 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through July, which represents the peak months for boat buying, usage and maintenance in most of our markets. Management expects the seasonal fluctuation in net sales to become more pronounced as we continue to expand our operations.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to diminish our exposure to interest rate risk, and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments.

A 49 basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of approximately $0.6 million on our pretax income and cash flows over the next year, and would have an immaterial effect on the fair value of our fixed-rate financial instruments (see Note 3 to the Notes to Consolidated Financial Statements set forth in Item 8—Financial Statements and Supplementary Data).

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Responsibility for Financial Statements

Management is responsible for the preparation of West Marine’s consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present West Marine’s financial position and results of operations in conformity with generally accepted accounting principles in the United States of America. Management also has included in West Marine’s financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

An independent registered public accounting firm audits West Marine’s consolidated financial statements in accordance with the standards established by the Public Company Accounting Oversight Board.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Our system of internal control is evaluated on a cost benefit basis and is designed to provide reasonable, not absolute, assurance that reported financial information is materially accurate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations. Based on this evaluation, our management concluded that West Marine’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of West Marine, Inc.:

We have audited the accompanying consolidated balance sheets of West Marine, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Marine, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31,

2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 30, 2006

WEST MARINE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND JANUARY 1, 2005

(in thousands, except share data)

	Year-End
	2005	2004
ASSETS

Current assets:
Cash	$13,058	$5,459
Trade receivables, net of allowances of $450 in 2005 and $487 in 2004	6,125	6,209
Merchandise inventories	312,596	346,663
Other current assets	29,376	29,156

Total current assets	361,155	387,487
Property and equipment, net	82,787	82,292
Goodwill	56,905	56,905
Intangibles	268	2,557
Other assets	3,534	3,074

TOTAL ASSETS	$504,649	$532,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,589	$65,421
Accrued expenses	35,549	28,145
Deferred current liabilities	8,322	6,729

Total current liabilities	81,460	100,295
Long-term debt	117,000	124,064
Deferred items and other non-current liabilities	9,569	13,525

Total liabilities	208,029	237,884

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 21,204,533 at December 31, 2005 and 20,894,240 at January 1, 2005	21	21
Additional paid-in capital	159,891	155,400
Accumulated other comprehensive income	182	305
Retained earnings	136,526	138,705

Total stockholders’ equity	296,620	294,431

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$504,649	$532,315

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	2005	2004	2003
Net sales	$692,264	$682,996	$660,936
Cost of goods sold, including buying and occupancy	489,629	464,075	454,315

Gross profit	202,635	218,921	206,621
Selling, general and administrative expense	200,134	172,150	164,426
Acquisition integration costs	—	—	909

Income from operations	2,501	46,771	41,286
Interest expense	6,283	5,893	6,981
Charges for unamortized portion of loan costs and debt extinguishment costs	792	1,419	1,902

Income (loss) before taxes	(4,574)	39,459	32,403
Provision (benefit) for income taxes	(2,395)	13,925	12,313

Net income (loss)	$(2,179)	$25,534	$20,090

Net income (loss) per common and common equivalent share:
Basic	$(0.10)	$1.23	$1.02
Diluted	$(0.10)	$1.20	$0.99
Weighted average common and common equivalent shares outstanding:
Basic	21,080	20,695	19,716
Diluted	21,080	21,310	20,380

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Accumulated Stockholders Equity	Total Comprehensive Income
Balance at year-end, 2002	19,270,957	$19	$128,933	$93,081	$31	$222,064	$18,939

Net income				20,090		20,090	$20,090
Foreign currency translation adjustment					477	477	477
Exercise of stock options	792,609	1	7,299			7,300
Tax benefit from exercise of stock options			3,247			3,247
Sale of common stock pursuant to associate stock purchase plan	66,487		869		—	869

Balance at year-end, 2003	20,130,053	20	140,348	113,171	508	254,047	$20,567

Net income				25,534		25,534	$25,534
Foreign currency translation adjustment					(203)	(203)	(203)
Exercise of stock options	702,907	1	8,886			8,887
Tax benefit from exercise of stock options			4,888			4,888
Sale of common stock pursuant to associate stock purchase plan	61,280		1,278		—	1,278

Balance at year-end, 2004	20,894,240	21	155,400	138,705	305	294,431	$25,331

Net loss				(2,179)		(2,179)	$(2,179)
Foreign currency translation adjustment					(123)	(123)	(123)
Exercise of stock options	204,950		2,131			2,131
Tax benefit from exercise of stock options			1,030			1,030
Sale of common stock pursuant to associate stock purchase plan	105,343		1,330		—	1,330

Balance at year-end, 2005	21,204,533	$21	$159,891	$136,526	$182	$296,620	$(2,302)

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2005	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$(2,179)	$25,534	$20,090
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,093	25,139	23,829
Charges for unamortized portion of loan costs	792	1,419	580
Provision (benefit) for deferred income taxes	(2,763)	2,628	2,681
Tax benefit from exercise of stock options	1,030	4,888	3,247
Provision for doubtful accounts	225	449	408
Impairment charge related to discontinued use of tradename	2,018	—	—
Impairment charge related to discontinued software development projects	8,594	—	—
Loss (gain) on asset disposals	143	(558)	367
Changes in assets and liabilities:
Accounts receivable	(141)	(564)	(818)
Merchandise inventories	34,067	(32,642)	(38,568)
Prepaid expenses and other current assets	(220)	(5,305)	(6,254)
Other assets	(543)	(922)	(163)
Accounts payable	(27,688)	(7,214)	16,021
Accrued expenses	7,404	5,224	676
Deferred items	400	517	—

Net cash provided by operating activities	44,232	18,593	22,096

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(74,487)
Proceeds from sale of property	27	1,903	—
Purchases of property and equipment	(32,046)	(24,507)	(24,135)

Net cash used in investing activities	(32,019)	(22,604)	(98,622)

FINANCING ACTIVITIES:
Net repayments on prior line of credit	(124,064)	(128,851)	(40,731)
Net borrowings on new line of credit	117,000	124,064	128,851
Repayments of long-term debt	—	—	(16,626)
Payment of loan costs	(1,011)	(645)	(3,122)
Proceeds from sale of common stock pursuant to associate stock purchase plan	1,330	1,278	869
Proceeds from exercise of stock options	2,131	8,887	7,300

Net cash provided by (used in) financing activities	(4,614)	4,733	76,541

NET INCREASE IN CASH	7,599	722	15
CASH AT BEGINNING OF PERIOD	5,459	4,737	4,722

CASH AT END OF PERIOD	$13,058	$5,459	$4,737

Other cash flow information:
Cash paid for interest	$6,391	$6,451	$6,378
Cash paid for income taxes	6,283	9,476	14,549

See notes to consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS—West Marine, Inc. (“West Marine” or “the Company”) is a specialty retailer of boating supplies. The Company has three divisions—Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet)—which all sell aftermarket recreational boating supplies directly to customers. At year-end 2005, West Marine offered its products through 404 stores in 38 states, Puerto Rico and Canada, through its catalog and on the Internet. The Company is also engaged, through its Port Supply division and its stores, in the wholesale distribution of products to commercial customers and other retailers.

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

YEAR-END—The Company’s fiscal year ends on the Saturday closest to December 31 based on a 52- or 53-week year. The years 2005 and 2004 ended on December 31, 2005 and January 1, 2005, respectively, and were 52-week years, while the year 2003 ended on January 3, 2004 and was a 53-week year.

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

INVENTORIES—Merchandise inventories are stated at the lower of cost or market (first-in, first-out method). Cost includes certain indirect costs, including purchasing, transportation and warehousing costs. Inventory valuation reserves for estimated shrinkage and lower-of-cost-or-market adjustments at the end of 2005 and 2004 were $10.3 million and $6.3 million, respectively.

DEFERRED CATALOG AND ADVERTISING COSTS—The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the expected net sales period, which is generally from two months to ten months. There were no deferred catalog costs at year-end 2005 and $0.02 million at both year-end 2003 and 2004. Advertising costs, which are expensed as incurred, were $20.4 million, $21.7 million and $19.6 million in 2005, 2004 and 2003, respectively.

PROPERTY AND EQUIPMENT—Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the various assets, as follows:

Estimated Useful Lives
Furniture and equipment	3–7 years
Computer software and hardware	2–7 years
Buildings	25 years

Leasehold improvements are amortized over the lesser of the expected lease term or the estimated useful life of the improvement, which amortization period is usually about ten years.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CAPITALIZED INTEREST—The Company capitalizes interest on major capital projects. The Company capitalized approximately $0.6 million in such interest during 2005 and $0.4 million during each of the years 2004 and 2003.

CAPITALIZED SOFTWARE COSTS—Capitalized computer software, included in property and equipment, reflects costs related to internally-developed or purchased software that are capitalized and amortized on a straight-line basis, generally over a period ranging from three to five years. Internally developed software costs are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” During the fourth quarter of 2005, we recorded an $8.6 million impairment charge related to discontinued software development projects.

GOODWILL AND OTHER INTANGIBLE ASSETS—The changes in the carrying amount of goodwill for the years ended December 31, 2005 and January 1, 2005 are as follows (in thousands):

	2005	2004
Goodwill, beginning of year	$56,905	$56,905
Goodwill acquired during the year	-0-	-0-
Impairment losses	-0-	-0-

Goodwill, end of year	$56,905	$56,905

Intangibles represent the value of trademarks, customer lists and an Internet hyperlink (which is part of a marketing agreement between West Marine and Boat America Corporation), and are being amortized on a straight-line basis over ten years. Amortization expense for these intangible assets was $0.3 million in each of the years 2005 and 2004. In the fourth quarter of 2005, we incurred a $2.0 million pre-tax charge in connection with discontinuing use of the BoatU.S. tradename.

	As of December 31, 2005		As of January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets (in thousands)
Customer lists and Internet hyperlink	$380	$(112)	$380	$(74)
Trademarks	-0-	-0-	2,800	(549)

	$380	$(112)	$3,180	$(623)

Amortization expense in each of the next five years is not significant.

IMPAIRMENT OF LONG-LIVED ASSETS—The Company reviews long-lived assets, including intangible assets, property and equipment, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, a loss equal to the difference between carrying value and the fair market value of the asset is recorded. No impairment charges were recorded during 2004 or 2003. During 2005, West Marine recorded an $8.6 million impairment charge for discontinued software development projects.

ASSET RETIREMENT OBLIGATIONS—In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” the Company estimates the fair value of obligations to clean-up and restore leased properties under agreements with landlords and records the amount as a liability when incurred.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FACILITY CLOSING COSTS—In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in the period during which a store or warehouse is closed, the Company records as an obligation the present value of estimated costs that will not be recovered. These costs include the book value of any abandoned leasehold improvements and amounts for future lease payments, less any expected sublease income.

OTHER ASSETS—Other assets includes loan costs of $0.7 million at both year-end 2005 and 2004, incurred in connection with obtaining bank credit facilities (see Note 3, “Lines of Credit and Long-Term Debt”). Loan costs are amortized over the term of the credit facility as interest expense. The Company reported charges for the unamortized portion of loan costs of $0.8 million and $1.4 million in 2005 and 2004, respectively, in connection with obtaining new credit facilities.

SELF-INSURANCE—The Company is self-insured for certain losses related to employee medical benefits, worker’s compensation, general liability and vehicle claims. Reserves are based on historical claims data and third-party assessments and include an amount for self-insured losses that are incurred but not reported as of the end of the period. The resulting estimate is recorded as a liability. Assumptions are reviewed periodically and compared with actual claims experience and external benchmarks to ensure that reserve methodologies are appropriate.

DEFERRED RENT—Certain of the Company’s operating leases contain periods of free or reduced rent or contain predetermined fixed increases in the minimum rent amount during the lease term. For these leases, the Company recognizes rent expense on a straight-line basis over the expected life of the lease, generally about ten years, including periods of free rent, and records the difference between the amount charged to rent expense and the rent paid as deferred rent. Tenant improvement allowances received from landlords generally are treated as deferred rent adjustments, reducing straight-line rent expense over the life of the lease.

INCOME TAXES—Income taxes are accounted for using the asset and liability method under the provisions of SFAS No. 109 “Accounting for Income Taxes.” Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is recorded to reduce deferred tax assets to the amount estimated as more likely than not to be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying values of cash, accounts receivable, accounts payable and long-term debt approximate their estimated fair values.

STOCK-BASED COMPENSATION—At December 31, 2005, West Marine had two stock-based employee compensation plans, which are more fully described in Note 6, “Stock Option Plans.” The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant, and all stock purchase awards employed a discount not greater than 15%.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. The Company will adopt SFAS No. 123R on January 1, 2006, as required.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adoption of SFAS No. 123R will not affect West Marine’s cash flow or financial position, but it will reduce reported net income and earnings per share because West Marine currently uses the intrinsic value method as permitted by APB Opinion No. 25. Specifically, the adoption of SFAS No. 123R will result in West Marine recording compensation cost for associate and director stock options and associate stock purchase rights.

On December 22, 2005, the Board of Directors of West Marine, upon the recommendation of the Board’s Compensation and Governance Committee, approved the acceleration of vesting of all unvested stock options held by current employees. The Board’s action accelerated the vesting of options covering approximately 1,771,460 million shares of common stock, of which 1,679,827 million had exercise prices above $13.56 per share, the reported closing price of West Marine common stock on the Nasdaq National Market for December 22, 2005. Options with exercise prices above the market value of West Marine common stock are sometimes referred to as “underwater options”, and the purpose of accelerating the vesting of these underwater options is to allow West Marine to avoid in future years having to recognize compensation expense for these options despite the fact that the exercise prices of all such options exceeded the closing price of West Marine’s common stock. The aggregate pre-tax expense that, absent the vesting acceleration of underwater options, would have been reflected in West Marine’s consolidated financial statements beginning in fiscal year 2006 is estimated to be approximately $16.6 million, based on the Black-Scholes option pricing model.

The Governance and Compensation Committee determined to accelerate vesting for all unvested stock options in part to facilitate plan administration and, as a result of accelerating the vesting of the 91,633 options with an exercise price less than the December 22, 2005 closing price, West Marine recognized an insignificant amount of expense in 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2005	2004	2003
Net income (loss), as reported	$(2,179)	$25,534	$20,090
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(14,634)	(3,780)	(2,804)

Pro forma net income (loss)	$(16,813)	$21,754	$17,286

Earnings (loss) per share:
Basic—as reported	$(0.10)	$1.23	$1.02
Basic—pro forma	$(0.80)	$1.05	$0.88
Diluted—as reported	$(0.10)	$1.20	$0.99
Diluted—pro forma	$(0.80)	$1.03	$0.85

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

West Marine’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	—	—	—
Volatility	60%	66%	65%
Risk-free interest rate range	2.6%–4.3%	1.3%–4.1%	1.3%–3.9%
Expected term (years)	6.0	6.0	8.0

REVENUE RECOGNITION—Sales, net of estimated returns, are recorded when merchandise is purchased by customers at retail locations. Revenue is recognized when merchandise shipped from a warehouse directly to a customer is received by the customer. Reserves for sales returns were $0.2 million at the end of each 2005 and 2004 and $0.1 million at the end of 2003.

COST OF GOODS SOLD—Cost of goods sold includes purchasing, distribution and warehousing costs, including a portion of store occupancy costs. Consideration in the form of cash or credits received from vendors is recorded as a reduction to cost of goods sold as the related products are sold.

COMPREHENSIVE INCOME—Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income in the Consolidated Statements of Stockholders’ Equity consists of net income and foreign currency translation adjustments for all periods presented.

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

NET INCOME PER SHARE—Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if outstanding options to issue common stock were exercised. The following is a reconciliation of the Company’s basic and diluted net income (loss) per share computations (shares in thousands):

	2005		2004		2003
	Shares	Net Loss Per Share	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	21,080	$(0.10)	20,695	$1.23	19,716	$1.02
Effect of dilutive stock options	—	—	615	(0.03)	664	(0.03)

Diluted	21,080	$(0.10)	21,310	$1.20	20,380	$0.99

Excluded from the above computations of diluted per share amounts are options to purchase 1,250,000, 692,000 and 472,000 shares of common stock in 2005, 2004 and 2003, respectively, as these shares were anti-dilutive.

DERIVATIVE INSTRUMENTS—West Marine did not purchase or hold any derivative financial instruments

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at year-end 2005 and 2004 (in thousands):

	At Year-End
	2005	2004
Furniture and equipment	$67,489	$59,989
Computer software and hardware	100,445	96,551
Leasehold improvements	60,181	56,806
Land and building	7,292	3,290

Property and equipment, at cost	235,407	216,636
Accumulated depreciation and amortization	(152,620)	(134,344)

Property and equipment, net	$82,787	$82,292

Depreciation and amortization expense for property and equipment was $22.6 million, $23.9 million and $23.5 million in 2005, 2004 and 2003, respectively.

NOTE 3: LINES OF CREDIT AND LONG–TERM DEBT

On December 29, 2005, the Company entered into a new, five-year, $225.0 million credit agreement with a group of lenders that replaced a prior, five-year, $190.0 million loan agreement. In connection with this transaction, the Company recorded a $0.8 million charge in the fourth quarter of 2005, representing the unamortized portion of loan costs associated with the Company’s prior bank credit facility.

The amount available to be borrowed is based on a percentage of West Marine’s inventory and accounts receivable. At the Company’s option, subject to certain conditions and restrictions, the agreement provides up to $25.0 million in additional financing during the term. The credit facility is guaranteed by West Marine and its subsidiaries and is secured by a security interest in all of the accounts receivable and inventory of West Marine and its subsidiaries, certain other assets related thereto and all proceeds thereof. The credit facility includes a $50.0 million sub-facility available for the issuance of commercial and stand-by letters of credit. The credit facility also includes a sub-limit of up to $20.0 million for same day advances.

At West Marine’s election, borrowings under the loan facility will bear interest at one of the following rates: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California or (2) the interest rate per annum at which deposits in U.S. dollars are offered by reference lenders to prime banks in designated markets located outside the U.S. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving loan facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For 2005 and 2004, the weighted average interest rate on all of the Company’s outstanding borrowings was 4.9% and 3.8%, respectively.

The loan agreement contains customary covenants, including but not limited to, restrictions on the ability of West Marine and its subsidiaries to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. Additionally, a minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained.

At the end of fiscal year 2005, borrowings under this credit facility were $117.0 million, bearing interest at rates ranging from 5.6% to 7.3%, and $54.0 million was available to be borrowed. At the end of 2004,

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

borrowings under the previous credit facility were $124.1 million, bearing interest at rates ranging from 3.9% to 5.3%. At the end of 2005 and 2004, the Company had $7.0 million and $5.8 million, respectively, of outstanding commercial and stand-by letters of credit.

NOTE 4: RELATED PARTY TRANSACTIONS

The Company purchases merchandise from a supplier where the Company’s principal stockholder is an investor and a member of the board of directors. Additionally, the principal stockholder’s brother is the president and his father is a member of the board of directors and a major stockholder of the supplier. Using comparative information, management has determined that these transactions are at terms that are favorable to the Company. The Company’s cost of sales during 2005, 2004 and 2003 included $9.7 million, $10.0 million and $7.9 million, respectively, related to purchases from such related party. Accounts payable to the supplier at year-end 2005 and 2004 were $0.3 and $0.2 million, respectively.

West Marine leases its Watsonville Support Center and two retail stores from three partnerships, for each of which the Chairman of the Company’s Board of Directors, who is a major but not a controlling shareholder, serves as the general partner. Each of the partnerships is substantially owned by the Company’s Chairman and members of his family (see Note 5). Further, a director of the Company is a limited partner in two of the partnerships. The Company leases one retail store from a member of its Chairman’s family and one retail store directly from its Chairman. Using comparative information, management has determined that these transactions are at terms that are favorable to the Company.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as amended by FIN 46R, requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity, or through an implicit guarantee. West Marine has determined that none of the three partnerships is a variable interest entity requiring consolidation.

NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment, retail stores, its distribution centers and its support center. The Company also sublets space at various locations with both month-to-month and non-cancelable sublease agreements. The operating leases of certain stores provide for periodic rent adjustments based on store revenues, the consumer price index and contractual rent increases.

The aggregate minimum annual contractual payments under non-cancelable leases, reduced for sublease income, in effect at fiscal year-end 2005 were as follows (in thousands):

2006	$45,168
2007	39,700
2008	33,146
2009	26,553
2010	18,910
Thereafter	39,316

Minimum non-cancelable lease payments, net	$202,793

There were no assets subject to capital leases at year-end 2005 or 2004. West Marine is party to various arrangements that are conditional in nature and obligate the Company to make payments only upon the

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. In addition, all but a limited number of the Company’s purchase commitments, which are not material, are cancelable without payment, and therefore, have been excluded from the table, along with all associate employment commitments.

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

A summary of rent expense by component for 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Minimum rent	$42,843	$39,766	$36,310
Percent rent	192	188	195
Sublease income	(210)	(146)	(183)
Rent paid to related parties	1,630	1,611	1,552

Total rent expense	$44,455	$41,419	$37,874

NOTE 6: STOCK OPTION PLANS

Fixed Stock Option Plans

The Company’s Omnibus Equity Incentive Plan (the “Omnibus Plan”) provides for options to be granted for the purchase of West Marine’s common stock at prices not less than 50% of fair market value at the date of grant. Since inception, however, options granted under the Omnibus Plan have been priced at 100% of fair market value. Options under the Omnibus Plan generally vest equally over five years from the date of grant, unless otherwise provided, and expire ten years after the date of grant.

Under the Omnibus Plan, 6,825,000 shares were reserved for grants to both employees and directors. At year-end 2005, 215,252 shares were available for future grants.

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

As discussed in Note 1 under the heading “Stock-Based Compensation,” the vesting of all unvested stock options on December 22, 2005 was accelerated. All of the outstanding stock options at December 31, 2005 are vested and exercisable.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option transactions under the fixed stock option plans for the years 2005, 2004 and 2003 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at year-end 2002 (1,432,986 exercisable at a weighted average price of $14.63)	3,358,467	$12.67
Granted (weighted average fair value at grant date: $11.12)	658,281	16.04
Exercised	(792,609)	9.33
Canceled	(273,283)	14.67

Outstanding at year-end 2003 (1,127,542 exercisable at a weighted average price of $15.86)	2,950,856	14.13
Granted (weighted average fair value at grant date: $18.28)	627,750	29.61
Exercised	(702,907)	12.68
Canceled	(189,298)	16.48

Outstanding at year-end 2004 (943,504 exercisable at a weighted average price of $15.92)	2,686,401	17.95
Granted (weighted average fair value at grant date: $12.11)	865,242	20.54
Restricted stock awards	(122,634)	0.00
Exercised	(201,709)	10.24
Canceled	(189,925)	19.40

Outstanding at year-end 2005 (3,037,375 exercisable at a weighted average price of $18.99)	3,037,375	$18.99

Additional information regarding options outstanding at year-end 2005 under the fixed stock option plans is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 4.375 – $11.43	546,477	4.31	$6.94	546,477	$6.94
11.430 – 20.00	1,301,629	6.47	16.64	1,301,629	16.64
20.010 – 34.50	1,189,269	6.83	27.11	1,189,269	27.11

$ 4.375 – $34.50	3,037,375	6.22	$18.99	3,037,375	$18.99

Associate Stock Purchase Plan

The Company has a stock purchase plan covering all eligible associates. Participants in the plan may purchase West Marine stock through regular payroll deductions. The stock is purchased on the last business day of April and October at 85% of the lower of the closing price of its common stock on the grant date or the purchase date. In 2005, 2004 and, 2003, respectively, 105,343, 61,280 and 66,487 shares were issued under the plan. At the end of 2005, 166,564 shares were available for future issuance under the stock purchase plan.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 7: INCOME TAXES

The components of the provision (benefit) for income taxes for 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Currently payable:
Federal	$1,020	$9,438	$7,601
State	(654)	1,848	1,992
Foreign	2	11	38

	368	11,297	9,631

Deferred:
Federal	(965)	4,635	3,150
State	(1,687)	(2,029)	(406)
Foreign	(111)	22	(62)

	(2,763)	2,628	2,682

Provision (benefit) for income taxes	$(2,395)	$13,925	$12,313

The difference between the effective tax rate and the statutory federal income tax rate is summarized as follows:

	2005	2004	2003
Statutory federal tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax benefit (1)	(33.3)	(0.2)	3.2
Non-deductible permanent items	4.5	0.1	0.3
Reversal of tax accruals no longer required	(2.7)	—	—
Tax account adjustments (1)	19.4	—	—
Foreign	(3.7)
Other	(1.6)	0.4	(0.5)

Effective tax rate	(52.4)%	35.3%	38.0%

(1)	In 2005, the Company adjusted its income taxes payable and deferred tax accounts among all jurisdictions, giving rise to a net state income tax rate benefit of (17.0%) and a federal statutory rate adjustment of 19.4%. The net income tax effect arising from the adjustment is a $0.1 million expense in 2005. State tax benefits in 2005 and 2004 also arise from enterprise zone credits.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are determined based upon the estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Tax effects of temporary differences that give rise to significant components of deferred tax liabilities are presented as follows (in thousands):

	2005	2004
Current:
Reserves	$3,504	$2,164
Deferred compensation costs	2,450	1,682
Prepaid expenses	(2,262)	(2,049)
Capitalized inventory costs	(12,059)	(8,470)
Other	45	(56)

	(8,322)	(6,729)

Non-current:
Deferred rent	1,997	2,194
Fixed assets	(8,353)	(10,492)
Intangible assets	(773)	(1,010)
Net operating loss carryforward	1,342	422
State tax credits	6,077	4,896
Other	—	(76)

	290	(4,066)

Valuation allowance	(1,671)	(1,671)

Total deferred tax liability	$(9,703)	$(12,466)

At year-end 2005 and 2004, total current deferred tax liabilities are included in “Deferred Current Liabilities” on the consolidated balance sheets. Total non-current deferred tax liabilities are included in “Deferred Items and Other Non-Current Obligations.”

At year-end 2005, the Company had a federal net operating loss carryforward of approximately $1.8 million that expires in 2025.

At year-end 2005, for state tax purposes, the Company had net loss carryforwards of approximately $20.5 million that expire between 2006 and 2025. In addition, the Company has enterprise zone credits of $4.4 million that may be used for an indefinite period of time and South Carolina tax credits of $1.7 million that expire between 2014 and 2018. These carryforwards are available to offset future taxable income. A valuation allowance must be provided when it is more likely than not that a deferred income tax asset will not be realized. Accordingly, these state tax credits have been reduced by $1.7 million for amounts not expected to be fully utilized.

At year-end 2005, the Company had foreign loss carryforwards of approximately $4.8 million that expire between 2007 and 2012.

NOTE 8: EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee’s contribution up to 5% of the employee’s annual compensation, subject to statutory limitations. The Company’s contributions to the plan for 2005, 2004 and 2003 were $0.7 million, $0.6

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million and $0.6 million, respectively. Plan participants may choose from an array of mutual fund investment options. The plan does not permit investments in West Marine stock.

NOTE 9: SEGMENT INFORMATION

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

Segment assets are not presented, as the Company’s assets are commingled and are not available by segment. Contribution is defined as net sales, less product costs and direct expenses. Following is financial information related to the Company’s business segments (in thousands):

	2005	2004	2003
Net sales:
Stores	$601,225	$588,409	$566,072
Port Supply	48,135	49,279	47,561
Direct Sales	42,904	45,308	47,303

Consolidated net sales	$692,264	$682,996	$660,936

Contribution:
Stores	$52,483	$78,528	$76,751
Port Supply	6,832	8,174	7,497
Direct Sales	6,206	8,740	8,341

Consolidated contribution	$65,521	$95,442	$92,589

Reconciliation of consolidated contribution to net income (loss):
Consolidated contribution	$65,521	$95,442	$92,589
Less:
Cost of goods sold not included in consolidated contribution	(25,115)	(24,213)	(26,444)
General and administrative expenses	(37,905)	(24,458)	(24,859)
Interest expense, net	(6,283)	(5,893)	(6,981)
Charges for unamortized portion of loan costs and debt extinguishment costs	(792)	(1,419)	(1,902)
Income taxes	2,395	(13,925)	(12,313)

Net income (loss)	$(2,179)	$25,534	$20,090

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10: QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share data)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$125,338	$253,547	$188,574	$124,805
Gross profit	32,828	93,916	55,397	20,494	(1)
Income (loss) from operations	(7,389)	38,453	4,525	(33,088	)(1,2)
Net income (loss)	(5,505)	22,791	2,022	(21,487	)(1,2,3)

Net income (loss) per share:
Basic	$(0.26)	$1.08	$0.10	$(1.01	)(1,2,3)
Diluted	(0.26)	1.07	0.09	(1.01	)(1,2,3)

Stock trade price:
High	$26.46	$21.16	$20.89	$16.00
Low	20.30	15.95	14.70	12.73

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$129,196	$252,606	$183,115	$118,079
Gross profit	33,721	94,610	56,810	33,780	(4)
Income (loss) from operations	(3,282)	42,827	12,676	(5,450	)(4,5)
Net income (loss)	(3,086)	25,163	6,886	(3,429	)(4,5,6)

Net income (loss) per share:
Basic	$(0.15)	$1.21	$0.33	$(0.16	)(4,5,6)
Diluted	(0.15)	1.17	0.32	(0.16	)(4,5,6)

Stock trade price:
High	$32.70	$33.25	$24.00	$25.35
Low	25.83	23.75	18.09	19.83

(1)	Includes a $2.9 million pre-tax charge, or ($0.08) per share after-tax, for reducing merchandise inventories to market value lower than cost.

(2)	Includes both an $8.6 million pre-tax charge, or ($0.25) per share after-tax, for cancelled software development projects and a $2.0 million pre-tax charge, or ($0.06) per share after-tax, related to discontinuing use of the BoatU.S. tradename.

(3)	Includes an $0.8 million pre-tax charge, or ($0.02) per share after-tax, for the unamortized portion of loan costs related to the repayment of then existing debt, in connection with obtaining a new bank credit facility.

(4)	Includes a $1.9 million pre-tax charge, or ($0.06) per share after tax, related to certain lease accounting corrections.

(5)	Includes $1.1 million pre-tax gain, or $0.03 per share after tax, on the sale of real property in Florida.

(6)	Includes a $1.4 million pre-tax charge, or ($0.04) per share after tax, for the unamortized portion of loan costs upon repayment of then existing debt, in connection with obtaining a new bank credit facility.

West Marine, Inc. common stock trades on the Nasdaq National Market System under the symbol WMAR.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

West Marine’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that West Marine’s disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

Management’s report appears at the beginning of Item 8 of this report and is incorporated herein by this reference.

Changes in Internal Control Over Financial Reporting

There were no changes in West Marine’s internal control over financial reporting during the fourth quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Executive Compensation.”

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information.”

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Certain Transactions.”

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Principal Accounting Firm Fees.”

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Exhibit Index

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report of Form 10-K for the year ended January 3, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.2 to West Marine’s Annual Report of Form 10-K for the year ended January 3, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.2	Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.3*	Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.3.1*	Form of Notice of Grant of Stock Options and Option Agreement for Employees (incorporated by reference to Exhibit 10.3.1 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.3.2*	Form of Notice of Grant of Stock Options for Non-Employee Directors (incorporated by reference to Exhibit 10.3.2 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.3.3*	Form of Notice of Grant of Stock Options and Option Agreement for Peter Harris (incorporated by reference to Exhibit 10.3.3 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.3.4*	Notice to holders of West Marine, Inc. stock options regarding accelerated vesting (incorporated by reference to Exhibit 10.4 to West Marine, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 29, 2005).

10.4*	Associates Stock Buying Plan, as amended through March 2002 (incorporated by reference to Exhibit 10.3 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.5	Lease Agreement, dated June 15, 1995, among John E. Van Valkenburgh, Carl D. Panattoni and West Marine Products, Inc. for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.9 to West Marine’s Annual Report on Form 10-K for the year ended December 30, 1995).

10.5.1	Addendum, dated June 3, 1996, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.10.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.5.2	First Amendment, dated March 23, 1999, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.10.2 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.5.3	Second Amendment, dated as of June 11, 2002, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.7 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

Exhibit Number	Exhibit

10.5.4	Third Amendment, dated as of April 1, 2003, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.7.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.6	Lease Agreement, dated March 11, 1997, between Cabot Industrial Venture A, LLC, a Delaware limited liability company, as successor to Cabot Industrial Properties, L.P., a Delaware limited partnership, as successor to W/H No. 31, L.L.C., a South Carolina limited liability company and West Marine, Inc. for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).

10.6.1	First Amendment, dated August 11, 1998, to Lease Agreement for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.6.2	Second Amendment, dated April 18, 2000, to Lease Agreement, between Cabot Industrial Properties, L.P. and West Marine, Inc., for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.2 to West Marine’s Quarterly Report on Form 10-K for the year ended December 29, 2001).

10.6.3	Third Amendment, dated as of July 26, 2004, to Lease Agreement, dated March 11, 1997, between Cabot Industrial Venture A, LLC (as assignee of Cabot Industrial Properties, L.P.) and West Marine, Inc., for the Rock Hill, South Carolina distribution facility (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated October 4, 2004 and filed with the Commission on October 8, 2004).

10.7	Lease Agreement, dated June 26, 1997, between Watsonville Freeholders and West Marine Products Inc. for the Watsonville, California offices and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.7.1	First Amendment of Lease, dated July 27, 2005, by and between Watsonville Freeholders and West Marine Products, Inc. (incorporated by reference to Exhibit 10.14 to West Marine, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on July 28, 2005).

10.7.2	Second Amendment of Lease, dated December 22, 2005, by and between Watsonville Freeholders and West Marine Products, Inc. (incorporated by reference to Exhibit 10.3 to West Marine, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 29, 2005).

10.8	Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.8.1	Lease Amendment I, dated November 25, 1996, to the Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8.1 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.8.2	Lease Amendment II, dated June 25, 1998, to the Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8.2 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

Exhibit Number	Exhibit

10.8.3	Landlord Subordination, dated February 25, 2003, to the Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8.3 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.8.4	Third Amendment of Lease, dated April 23, 2004, to the Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8.4 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.9	Loan and Security Agreement, dated as of December 29, 2005, among West Marine Products, Inc., each of the persons identified as borrowers on the signature pages thereof, each of the persons identified as guarantors on the signature pages thereof, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Issuing Lender, and Wells Fargo Retail Finance, LLC, as Agent for the lenders (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 29, 2005 and filed with the Commission on January 4, 2006).

10.10	Marketing Agreement, dated as of January 14, 2003, between and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.10.1	Amendment, dated as of April 7, 2005, to Marketing Agreement, dated as of January 14, 2003, between and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005).

10.11*	Executive Termination Compensation Agreement, dated August 24, 1999, between West Marine, Inc. and Richard Everett (incorporated by reference to Exhibit 10.20 to West Marine’s Annual Report on Form 10-K for the year ended January 2, 2001).

10.11.1*	First Amendment to Executive Termination Compensation Agreement, effective as of August 25, 2003, between West Marine, Inc. and Richard Everett (incorporated by reference to Exhibit 10.2 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2003).

10.11.2*	Second Amendment to Executive Termination Compensation Agreement, effective as of January 12, 2005, between West Marine, Inc. and Richard Everett (incorporated by reference to Exhibit 10.16.2 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.11.3*	Third Amendment to Executive Termination Compensation Agreement, effective as of June 10, 2005, between West Marine, Inc. and Richard Everett (incorporated by reference to Exhibit 10.2 to West Marine’s Quarterly Report of Form 10-Q for the quarter ended July 2, 2005).

10.12*	Letter Agreement, dated as of February 7, 2000, between West Marine, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.6 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.12.1*	Executive Termination Compensation Agreement, dated as of August 10, 2004, between West Marine, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.17.1 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.13*	Letter Agreement, dated as of December 6, 2004, between West Marine, Inc. and Peter Harris (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 6, 2004 and filed with the Commission on December 9, 2004).

Exhibit Number	Exhibit

10.14*	Employee Agreement Regarding Confidentiality and Non-Solicitation, dated as of December 6, 2004, between West Marine, Inc. and Peter Harris (incorporated by reference to Exhibit 10.2 to West Marine’s Current Report on Form 8-K dated December 6, 2004 and filed with the Commission on December 9, 2004).

10.15*	Executive Termination Compensation Agreement, dated as of September 9, 2004, between West Marine, Inc. and Bruce Edwards.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006	WESTMARINE, INC.

	By:	/s/ PETER L. HARRIS
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

Signature Capacity

/s/ PETER L. HARRIS
Peter L. Harris President, Chief Executive Officer and Director (Principal Executive Officer)
March 31, 2006

/s/ ERIC S. NELSON
Eric S. Nelson Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 31, 2006

/s/ RANDOLPH K. REPASS
Randolph K. Repass Chairman of the Board and Director
March 31, 2006

/s/ GEOFFREY A. EISENBERG
Geoffrey A. Eisenberg Director
March 31, 2006

/s/ DIANE GREENE
Diane Greene Director
March 31, 2006

/s/ DAVID MCCOMAS
David McComas Director
March 31, 2006

/s/ ALICE M. RICHTER
Alice M. Richter Director
March 31, 2006

/s/ PETER ROY
Peter Roy Director
March 31, 2006

/s/ DANIEL J. SWEENEY
Daniel J. Sweeney Director
March 31, 2006

/s/ WILLIAM U. WESTERFIELD
William U. Westerfield Director
March 31, 2006