Form 10-Q
period 2006-04-01
WEST MARINE INC
filed 2006-05-11
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 4, 2006, the number of shares outstanding of the registrant’s common stock was 21,358,197.

T ABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 1, 2006, DECEMBER 31, 2005 AND APRIL 2, 2005

(Unaudited and in thousands, except share data)

	April 1, 2006	December 31, 2005	April 2, 2005
ASSETS
Current assets:
Cash	$12,341	$13,058	$8,288
Trade receivables, net	7,789	6,125	8,095
Merchandise inventories	383,861	312,596	368,184
Other current assets	36,121	29,376	33,310

Total current assets	440,112	361,155	417,877

Property and equipment, net	81,816	82,787	88,410
Goodwill	56,905	56,905	56,905
Intangibles	258	268	2,478
Other assets	3,671	3,534	3,337

TOTAL ASSETS	$582,762	$504,649	$569,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,887	$37,589	$74,317
Accrued expenses	36,080	35,549	25,686
Deferred current liabilities	8,221	8,322	6,730

Total current liabilities	137,188	81,460	106,733

Long-term debt	148,384	117,000	157,907
Deferred items and other non-current obligations	9,576	9,569	13,627

Total liabilities	295,148	208,029	278,267

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 21,338,875 shares at April 1, 2006, 21,204,533 shares at December 31, 2005 and 21,025,270 shares at April 2, 2005	21	21	21
Additional paid-in capital	160,399	159,891	157,333
Accumulated other comprehensive income	48	182	186
Retained earnings	127,146	136,526	133,200

Total stockholders’ equity	287,614	296,620	290,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$582,762	$504,649	$569,007

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	13 Weeks Ended
	April 1, 2006	April 2, 2005
Net sales	$132,641	$125,338
Cost of goods sold, including buying and occupancy	97,714	92,510

Gross profit	34,927	32,828
Selling, general and administrative expenses	48,130	40,217

Loss from operations	(13,203)	(7,389)
Interest expense, net	1,859	1,635

Loss before income taxes	(15,062)	(9,024)
Benefit from income taxes	(5,681)	(3,519)

Net loss	$(9,381)	$(5,505)

Net loss per common and common equivalent share - basic and diluted	$(0.44)	$(0.26)
Weighted average common and common equivalent shares outstanding - basic and diluted	21,330	20,939

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	13 Weeks Ended
	April 1, 2006	April 2, 2005
OPERATING ACTIVITIES:
Net loss	$(9,381)	$(5,505)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,634	5,657
Tax benefit from exercise of stock options	80	709
Stock-based compensation	276	—
Provision for doubtful accounts	90	89
Loss on asset disposals	11	1
Benefit from deferred income taxes	(106)	—
Changes in assets and liabilities:
Accounts receivable	(1,754)	(1,975)
Merchandise inventories	(71,265)	(21,521)
Prepaid expenses and other current assets	(6,745)	(4,154)
Other assets	(167)	(420)
Accounts payable	55,227	8,896
Accrued expenses	531	(2,459)
Deferred items	7	103

Net cash used by operating activities	(27,562)	(20,579)

INVESTING ACTIVITY:
Purchases of property and equipment	(4,589)	(11,659)

Net cash used in investing activity	(4,589)	(11,659)

FINANCING ACTIVITIES:
Net borrowings on line of credit	31,384	33,843
Payment of loan costs	(102)	—
Proceeds from exercise of stock options	152	1,224

Net cash provided by financing activities	31,434	35,067

NET (DECREASE) INCREASE IN CASH	(717)	2,829
CASH AT BEGINNING OF PERIOD	13,058	5,459

CASH AT END OF PERIOD	$12,341	$8,288

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended April 1, 2006 and April 2, 2005

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, “the Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at April 1, 2006 and April 2, 2005, and the interim results of operations and cash flows for the 13 weeks then ended have been included.

The condensed consolidated balance sheet at December 31, 2005, presented herein, has been derived from the audited consolidated financial statements of the Company for the year then ended which was included in West Marine’s Annual Report on Form 10-K.

Accounting policies followed by the Company are described in Note 1 to its audited consolidated financial statements for the year ended December 31, 2005. Certain information and disclosures normally included in the notes to financial statements prepared in accordance with generally accepted accounting principles have been omitted for purposes of the condensed consolidated interim financial statements presented herein. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended December 31, 2005, which were included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended April 1, 2006 are not necessarily indicative of the results to be expected for the year ending December 30, 2006, or any other interim period.

NOTE 2. Stock-based Compensation

The Company provides stock-based compensation principally in the form of options to purchase the Company’s common stock under its Omnibus Equity Incentive Plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under the Company’s stock-based compensation plans. SFAS 123(R) requires that share-based compensation expense be recognized as follows: (a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested awards granted prior to January 1, 2006; (b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested awards granted subsequent to January 1, 2006; and (c) the discount on shares purchased by employees from the Employee Stock Purchase Plan subsequent to January 1, 2006 which amount represents the difference between the grant date fair value and the employee purchase price for such shares. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and SFAS 123, “Accounting for Stock-Based Compensation.” As awards were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to the adoption of SFAS 123(R). The Company adopted SFAS 123(R) under the modified-prospective-transition method and, therefore, results from prior periods have not been restated. The following table details the effect on net loss and loss per share had compensation expense for the employee stock-based awards been recorded in the first quarter of 2005 based on the fair value method under SFAS 123. The reported and pro forma net loss and loss per share for the first quarter 2006 are the same because stock-based compensation expense was calculated under the provisions of SFAS 123(R). The amounts reported for the first quarter 2006 are included in the table below to provide the detail for a comparative presentation to the first quarter of 2005.

	13 Weeks Ended
	April 1, 2006	April 2, 2005
	(in thousands, except share data)
Net loss, as reported	$(9,381)	$(5,505)
Add: Total stock-based compensation expense included in reported net income, net of related tax effects	170	—
Deduct : Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(170)	(1,005)

Pro forma net loss	$(9,381)	$(6,510)

Loss per share, basic and diluted:
As reported	$(0.44)	$(0.26)
Pro forma	$(0.44)	$(0.31)

Anti-dilutive shares excluded from calculation	2,462,403	1,146,576

For the 13-week period ended April 1, 2006, the adoption of SFAS123(R) resulted in additional share-based expense (a component of operating, selling, and general and administrative expenses) in the amount of approximately $200 related to stock options compared to the expense that would have been recognized had the Company continued to account for share-based compensation under APB No. 25. This additional share-based compensation had a minimal impact on basic and diluted net loss per share. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing rather than operating cash flow. With the adoption of SFAS 123(R), the Company recognized $79,900 excess tax benefit classified as a financing rather than operating cash inflow. The adoption of SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises. On December 31, 2005, the Board of Directors of the Company, upon the recommendation of the Board’s Compensation and Governance Committee, approved the acceleration of vesting of all unvested stock options held by current employees, making all of the outstanding stock options at December 31, 2005 vested and exercisable. Therefore, all stock option share-based expense recognized in the 13-week period ended April 1, 2006 was related solely to options granted after December 31, 2005. The additional pre-tax expense that, absent the vesting acceleration, would have been reflected in the Company’s consolidated financial statements for the 13-week period ended April 1, 2006, would have been approximately $1.6 million.

The Company grants options to purchase common stock to eligible employees and non-employee directors under its Omnibus Equity Incentive Plan (the “Omnibus Plan”). For the 13-week period ended April 1, 2006, the Company granted an award of 50,000 options to purchase the Company’s common stock to a new senior vice president on March 31, 2006. The options have a term of seven years and vest four years from the grant date, with all vested options exercisable up to 90 days after termination of employment. The fair value of the option is amortized as compensation expense on a straight-line basis over the period between the grant date and the vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes Merton option pricing valuation model. The application of the valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average key assumptions used in determining the fair value of options granted in the 13-week period ended April 1, 2006, and a summary of the methodology applied to develop each assumption are as follows:

Expected price volatility	45%
Risk-free interest rate	4.81%
Weighted average expected lives (years)	4.0
Dividend yield	—

Expected Price Volatility: This is a measure of the amount by which a stock price is expected to fluctuate during the estimated expected term for stock options. We use actual historical changes in the market value of our stock to calculate the volatility assumption as management believes such changes reflect the best indicator of future volatility. The common stock volatility was calculated using a simple average method.

Risk-Free Interest Rate: This is the U.S. Treasury zero-coupon rate, as of the grant date, for issues having a term equal to the expected life of the stock option. An increase in the risk-free interest rate will increase compensation expense.

Expected Term: This is the period of time over which granted stock options are expected to remain outstanding based on historical experience. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Granted stock options have an expected maximum term of 6.5 years. An increase in the expected term will increase compensation expense.

Dividend Yield: The Company historically has not made any dividend payments, nor does it expect to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

A summary of stock option activity since our most recent fiscal year ended December 31, 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at year-end 2005 (3,037,375 exercisable at a weighted average price of $18.99)	3,037,375	$18.99
Granted (weighted average fair value at grant date: $15.12)	50,000	15.12
Exercised (total intrinsic value: $204,775)	(27,188)	5.94
Canceled	(37,914)	17.49

Outstanding at period-end April 1, 2006 ( 2,972,273 exercisable at a weighted average price of $19.13)	3,022,273	$19.06

Additional information regarding options outstanding as of April 1, 2006 under the Company’s equity incentive plans is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 4.38 – $11.43	516,535	4.04	$6.99	516,535	$6.99
11.43 – 20.00	1,322,645	6.34	16.60	1,272,645	16.65
20.01 – 34.50	1,183,093	6.57	27.09	1,183,093	27.09

$ 4.38 – $34.50	3,022,273	6.04	$19.06	2,972,273	$19.13

The weighted average remaining contractual life of exercisable options as of April 1, 2006 is 6.02 years.

Shares reserved for future option grants under the Omnibus Plan were 205,086 at April 1, 2006. For the 13-week period ended April 1, 2006, the weighted average grant date fair value of options granted is $233,000 and no options have vested. At April 1, 2006, the total compensation cost related to non-vested awards not yet recognized was $232,800 with a weighted average expense recognition period of 4.0 years. The aggregate intrinsic value was approximately $3.3 million for outstanding and exercisable stock options as of April 1, 2006.

Restricted Stock

The Omnibus Plan also provides for grants of restricted stock. The Company generally grants restricted stock with a four year vesting period, which is also the requisite service period. Restricted stock vests on a straight-line basis between the grant date for the award and the vesting date. The fair value of restricted stock is the market price of the Company’s stock on the date of grant.

In the second quarter of 2005, 122,634 restricted shares were granted to directors and associates of the Company with a weighted average grant date fair value of $16.63 per share. As of December 31, 2005, there were 107,893 restricted shares outstanding with a weighted average grant date fair value of $16.62 per share. During the first quarter of 2006, 1,920 restricted shares were forfeited with a weighted average grant date fair value of $16.58 per share, resulting in 105,973 restricted shares outstanding as of April 1, 2006 with a weighted average grant date fair value of $16.62 per share.

As of April 1, 2006, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 2.99 years. Total compensation expense for restricted stock awards was approximately $275,800 ($169,600 net of tax) for the 13-week period ended April 1, 2006 and no shares vested during such period.

Associate Stock Purchase Plan

The Company has a stock purchase plan covering all eligible associates. Participants in the plan may purchase the Company’s stock through regular payroll deductions. The stock is purchased on the last business day of April and October at 85% of the lower of the closing price of its common stock on the grant date or the purchase date. No shares were issued and no compensation expense was recognized in the 13-week period ended April 1, 2006. Additionally, there was no pro forma compensation expense for the 13-week period ended April 2, 2005. As of April 1, 2006, 166,564 shares were available for future issuance under the stock purchase plan.

NOTE 3. Segment Information

The Company has three divisions - Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) - all of which sell aftermarket recreational boating supplies directly to customers. The Company’s customer base overlaps between its Stores and Port Supply divisions and between its Stores and Direct Sales divisions. All processes for the three divisions within the supply chain are commingled, including purchases from merchandise vendors, distribution center activity and customer delivery.

Assets are not presented by segment, as the Company’s assets overlap among segments. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended
	April 1, 2006	April 2, 2005
Net sales:
Stores	$114,102	$106,002
Direct Sales	8,013	8,020
Port Supply	10,526	11,316

Consolidated net sales	$132,641	$125,338

Contribution:
Stores	$(4,431)	$(753)
Direct Sales	1,299	1,670
Port Supply	1,318	1,749

Consolidated contribution	$(1,814)	$2,666

Reconciliation of consolidated contribution to net loss:
Consolidated contribution	$(1,814)	$2,666
Less:
Indirect costs of goods sold not included in consolidated contribution	(3,568)	(3,630)
Selling, general and administrative expenses	(7,821)	(6,425)
Interest expense, net	(1,859)	(1,635)
Benefit from income taxes	5,681	3,519

Net loss	$(9,381)	$(5,505)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of April 1, 2006 and April 2, 2005, and the related condensed consolidated statements of operations and cash flows for the 13-week periods ended April 1, 2006 and April 2, 2005. These interim financial statements are the responsibility of West Marine’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Marine, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

May 10, 2006

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q.

General

West Marine is one of the largest boating supplies retailers in the world. We have three divisions—Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) – all of which sell aftermarket recreational boating supplies directly to customers. At the end of the first quarter of 2006, we offered our products through 407 stores in 38 states, Puerto Rico and Canada; on the Internet (www.westmarine.com and www.boatus-store.com); and through catalogs. We are also engaged, through our Port Supply division, our stores and the Internet (www.portsupply.com), in the wholesale distribution of boating products to commercial customers.

Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

All references to the first quarter of 2006 mean the 13-week period ended April 1, 2006, and all references to the first quarter of 2005 mean the 13-week period ended April 2, 2005.

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

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the financial statements, included in our Form 10-K for the fiscal year ended December 31, 2005. We have identified certain critical accounting policies, which are described below.

Lease accounting. Our accounting practices and policies with respect to leasing transactions include: (a) recording rent expense starting on the date we gain possession of leased property; (b) conforming the lease term used in calculating straight-line rent expense with the term used to amortize improvements on leased property; and (c) recording tenant improvement allowances received from landlords as an adjustment to deferred rent, reducing straight-line rent expense.

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

Merchandise inventories and vendor allowances. Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store selling locations, operating costs of our merchandising, replenishment and distribution activities and a portion of store occupancy costs representing the estimated area used for storing merchandise. Indirect costs included in inventory value for the first quarter ended 2006 and 2005 were $71.0 million and $66.6 million, respectively. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold.

We make certain assumptions based upon historical experience and current information to adjust inventory value for estimated shrinkage and to adjust inventory value to the lower of cost or market. Inventories are marked down to market value below cost based upon current levels of aged and discontinued product and historical analysis of inventory sold below cost.

We receive income for a variety of vendor-sponsored programs and arrangements such as volume rebates, markdown allowances, promotions, payment terms discounts and for our other programs. Vendor allowances related to merchandise purchases are treated as a reduction of inventory value and recognized as a reduction in cost of goods sold as the related products are sold.

We establish a receivable for vendor income that is earned but not yet received from our vendors, which we calculate based on provisions of the programs in place. Due to the complexity and diversity of the individual agreements with vendors, we perform detailed analyses and review historical trends to determine an appropriate level of the receivable.

Impairment of long-lived assets. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recorded, if required, for the portion of the asset’s carrying value that exceeds the asset’s estimated fair value. We may also accelerate depreciation over the asset’s revised useful life, if appropriate. When evaluating long-lived assets for potential impairment, we group and evaluate assets at the lowest level at which individual cash flows can be identified.

At year-end 2005, we evaluated the carrying values of our computer software assets in light of significant cost overruns, programming difficulties and uncertainties about the future use of certain programs being developed internally. We determined that five major development projects, including applications for marketing, merchandising and replenishment purposes, were no longer expected to be completed. Accordingly, we recognized an $8.6 million non-cash impairment charge in the fourth quarter of 2005 primarily for capitalized labor costs and consulting fees for development activities, including programming costs, of software projects that are not expected to be completed. Certain computer hardware purchased in connection with one of these discontinued software projects is expected to be redeployed and, therefore, was determined not to be impaired. During the first quarter of 2006, we expensed the final $0.8 million for costs that we incurred in the first quarter related to these projects. We do not expect to incur a significant amount of expense for these discontinued software projects during the remainder of 2006.

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

Results of Operations

The following table sets forth certain statement of operations components expressed as a percent of net sales:

	13 Weeks Ended
	April 1, 2006	April 2, 2005
Net sales	100.0%	100.0%
Cost of goods sold, including buying and occupancy	73.7	73.8

Gross profit	26.3	26.2
Selling, general and administrative expenses	36.3	32.1

Loss from operations	(10.0)	(5.9)
Interest expense, net	1.4	1.3

Loss before income taxes	(11.4)	(7.2)
Benefit from income taxes	(4.3)	(2.8)

Net loss	(7.1)	(4.4)

Three Months Ended April 1, 2006 compared to Three Months Ended April 2, 2005

Net sales for the first quarter of 2006 were $132.6 million, an increase of $7.3 million, or 5.8%, compared to net sales of $125.3 million in the first quarter of 2005. Net loss for the first quarter of 2006 was $9.4 million, or ($0.44) per share, compared to a net loss of $5.5 million, or ($0.26) per share, in the first quarter of 2005.

Net sales attributable to our Stores division increased $8.1 million to $114.1 million in the first quarter of 2006, a 7.6% increase compared to the first quarter of 2005, primarily due to new store openings. Comparable store sales increased 4.8% for the first quarter of 2006 compared to the same period a year ago, mainly due to improved weather in the northeast, mid-Altantic and Great Lakes areas this year. Wholesale (Port Supply) net sales through our distribution centers decreased $0.8 million, or (7.0%), to $10.5 million for the first quarter of 2006 compared with 2005, primarily because wholesale customers purchased more merchandise through our store locations. Direct Sales net sales remained relatively flat at $8.0 million compared to last year.

Gross profit increased by $2.1 million, or 6.4%, to $34.9 million for the first quarter of 2006, compared to $32.8 million in the first quarter of 2005. Gross profit as a percentage of net sales increased 0.1% to 26.3% for the first quarter of 2006, compared to 26.2% in the first quarter of 2005. Gross profit as a percentage of sales increased by 14 basis points for the first quarter of 2006, compared to the prior year primarily due to increased vendor allowances arising from higher purchase volumes this year.

Selling, general and administrative expenses increased $7.9 million, or 19.7%, to $48.1 million in the first quarter of 2006, compared to $40.2 million for the same period last year. Selling, general and administrative expenses increased as a percentage of sales to 36.3% in the first quarter of 2006, versus 32.1% in the first quarter of last year, largely due to operating costs for new stores added during the last six months of 2005 and first three months of 2006, as well as investments in store selling initiatives. We opened 24 stores and closed 10 stores during the last six months of 2005, and opened 4 stores and closed 1 store in the first quarter of 2006. We also expensed approximately $0.8 million for costs incurred during the first quarter of 2006 related to discontinued software development projects. See “Critical Accounting Policies and Estimates-Impairment of long-lived assets” for more information regarding these projects. We do not expect to incur significant additional costs related to these discontinued projects.

Net interest expense increased $0.3 million, or 18.8%, to $1.9 million in the first quarter of 2006, compared to $1.6 million for the same period last year. The increase in interest expense was primarily due to higher interest rates paid in the first quarter of 2006 compared to last year.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores and remodeling or relocating older stores, as well as investments in business initiatives as described under “Business Trends”. We also may require additional capital in the event we choose to pursue acquisition opportunities. We believe our existing credit facility and cash flows from operations will be sufficient to satisfy our liquidity needs for the next 12 months.

Operating Activities

During the first three months of 2006, net cash used by operating activities was $27.6 million due primarily to an increase in merchandise inventories of $71.3 million, partially offset by an increase in accounts payable of $55.2 million.

We increased inventories by $71.3 million during the first three months of 2006, compared to an increase in inventories of $21.5 million during the first three months of last year. Although total inventory value increased by 4% compared to the end of the first quarter last year, mainly due to the addition of new stores, inventory per square foot was relatively flat compared to last year. We do not expect similar increases in the second quarter of 2006 compared to the same period last year.

Investing Activity

We spent $4.6 million on capital expenditures the first three months of 2006, a $7.1 million decrease from $11.7 million for the same period in the prior year, primarily due to a reduction in new store openings and reduced spending for information systems software development. We expect to spend from $24.0 million to $28.0 million on capital expenditures during 2006, mainly for new and remodeled stores and information systems improvements. We expect to open at least six new stores during fiscal year 2006. We intend to pay for our expansion through cash generated from operations and bank borrowings.

Financing Arrangements

Net cash provided in financing activities was $31.4 million for the first three months of 2006, primarily due to $31.4 million of net borrowings under our credit facility. We received $0.2 million from the exercise of stock options during the first quarter of 2006, compared to $1.2 million in the same period last year.

We have a $225.0 million credit agreement with a group of lenders that expires in December 2010. The amount available to be borrowed is based on a percentage of West Marine’s inventory and accounts receivable. At our option, subject to certain conditions and restrictions, the agreement provides up to $25.0 million in additional financing during the term. The credit facility is guaranteed by West Marine and its subsidiaries and is secured by a security interest in all of the accounts receivable and inventory of West Marine and its subsidiaries, certain other assets related thereto, and all proceeds thereof. The credit facility includes a $50.0 million sub-facility available for the issuance of commercial and stand-by letters of credit. The credit facility also includes a sub-limit of up to $20.0 million for same day advances.

At West Marine’s election, borrowings under the loan facility will bear interest at one of the following rates: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California or (2) the interest rate per annum at which deposits in U.S. dollars are offered by reference lenders to prime banks in designated markets located outside the U.S. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving loan facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the first quarter of 2006, the weighted average interest rate on all of our outstanding borrowings was 6.48%.

The loan agreement contains customary covenants, including but not limited to, restrictions on the ability of West Marine and its subsidiaries to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. Additionally, a minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained.

At the end of the first quarter of 2006, borrowings under this credit facility were $148.4 million, bearing interest at rates ranging from 5.69% to 7.75%, and $77.0 million was available to be borrowed. At the end of the first quarter of 2005, borrowings under our previous credit facility were $157.9 million, bearing interest at rates ranging from 4.08% to 5.75%. At the end of the first quarter of 2006, we had $5.2 million of outstanding stand-by letters of credit.

Off-Balance Sheet Arrangements

Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2 – Properties and Note 5 to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2005.

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of April 1, 2006, we were not involved in any unconsolidated special purpose entities or variable interest entities.

Seasonality

Historically, our business has been highly seasonal. In 2005, 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through July, which represents the peak months for boat buying, usage and maintenance in most of our retail markets. Management expects the seasonal fluctuation in net sales to become more pronounced as we continue to expand our operations.

Business Trends

We continue to make strong progress on a number of strategic initiatives designed to build long-term company strength, including:

•	Building on our market position and strong brands by offering broad, extensive assortments of merchandise our customers’ want, when they want it, by providing better than expected service, by continuing to offer a fair value and by maintaining the buying convenience that multi-channel retailing represents.

•	Investing in key store selling initiatives, completing Phase I of our Service Beyond Expectations selling training program in the first quarter of 2006.

•	Continuing our investment in specialized store assortments, environments, and teams, completing the remodel or re-assortment of merchandise and the environment in 16 of our stores during the first quarter of 2006.

•	Introducing a number of new products targeted to enhance the boater’s lifestyle.

•	Converting the majority of our Boat U.S. Branded stores over to the West Marine brand.

•	Opening fewer new stores in 2006 when compared to prior years, allowing us to dedicate more of our time and resources to improving our service to customers and the sales and productivity in our existing stores.

•	Expansion of our direct and wholesale channels and improving our merchandising operation, including a new spring catalog issue in 2006 that reflects our customer targeting and lifestyle focus and the installation of a new search engine technology for our internet business that improves our customers’ shopping experience.

•	Adding new market-selling teams to our wholesale division.

We will continue to monitor the results of our strategic investments, and adjust accordingly, as we continue to invest in these long-term initiatives.

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

We depend on merchandise purchased from our vendors and sourced from third-party manufacturers to obtain products for our stores. We deal with our suppliers on an order-by-order basis and have limited long-term purchase contracts or other contractual assurances of continued supply or pricing. Accordingly, our vendors and manufacturers could discontinue selling products to us at any time. The loss of any key vendor or manufacturer for any reason could limit our ability to offer products that our customers want to purchase

We believe that insurance coverage is prudent for risk management and we expect that our insurance costs will continue to increase. For certain types or levels of risk, including medical care and worker’s compensation, we have decided to limit our purchase of relevant insurance, choosing instead to self-insure certain levels of risk. In other cases, we have elected to retain a higher portion of the risk in the form of higher deductibles. If we suffer a substantial loss (or an unusually high number of smaller losses) that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results.

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

Additional factors which may affect our financial results include inventory management issues, the impact of the Internet and e-commerce on the supply chain, fluctuations in consumer spending on recreational boating supplies, our ability to transport merchandise, environmental regulations, periodic audits by regulatory agencies which may result in fines or penalties, demand for and acceptance of our products and other risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2005 and from time to time in our other filings with the Securities and Exchange Commission.

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

Based on our operating results for the year ended December 31, 2005, a 49 basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of approximately $0.6 million on our pretax income and cash flows over the next year, and would have an immaterial effect on the fair value of our fixed-rate financial instruments (see Note 3 to the Notes to Consolidated Financial Statements in our annual report on Form 10-K for fiscal year 2005).

ITEM 4 – CONTROLS AND PROCEDURES

As of April 1, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of April 1, 2006. During or subsequent to the quarter ended April 1, 2006, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 1A – RISK FACTORS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.2 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Loan and Security Agreement, dated as of December 29, 2005, among West Marine Products, Inc., each of the persons identified as borrowers on the signature pages thereof, each of the persons identified as guarantors on the signature pages thereof, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Issuing Lender, and Wells Fargo Retail Finance, LLC, as Agent for the lenders (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 29, 2005 and filed on January 4, 2006).

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2006	WEST MARINE, INC.

	By:	/s/ Peter L. Harris
Peter L. Harris
Chief Executive Officer

	By:	/s/ Peter Van Handel
Peter Van Handel
Vice President, Finance and Chief Accounting Officer