Form 10-Q
period 2006-07-01
WEST MARINE INC
filed 2006-08-10
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

At July 28, 2006, the number of shares outstanding of the registrant’s common stock was 21,439,703.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 1, 2006, DECEMBER 31, 2005 AND JULY 2, 2005

(Unaudited and in thousands, except share data)

	July 1, 2006	December 31, 2005	July 2, 2005
ASSETS
Current assets:
Cash	$20,395	$13,058	$14,718
Trade receivables, net	9,181	6,125	10,050
Merchandise inventories	348,991	312,596	355,482
Other current assets	28,631	29,376	31,680

Total current assets	407,198	361,155	411,930
Property and equipment, net	77,400	82,787	90,470
Goodwill	56,905	56,905	56,905
Intangibles	249	268	2,399
Other assets	3,602	3,534	3,365

TOTAL ASSETS	$545,354	$504,649	$565,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,573	$37,589	$83,443
Accrued expenses	48,756	35,549	47,642
Deferred current liabilities	8,279	8,322	6,730

Total current liabilities	123,608	81,460	137,815
Long-term debt	110,056	117,000	98,806
Deferred items and other non-current obligations	8,305	9,569	14,080

Total liabilities	241,969	208,029	250,701

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 21,432,757 shares issued and 21,413,601 outstanding at July 1, 2006; 21,204,533 shares issued and outstanding at December 31, 2005; and 21,092,532 shares issued and outstanding at July 2, 2005	22	21	21
Treasury stock	(282)	—	—
Additional paid-in capital	162,212	159,891	158,368
Accumulated other comprehensive income (loss)	241	182	(12)
Retained earnings	141,192	136,526	155,991

Total stockholders’ equity	303,385	296,620	314,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$545,354	$504,649	$565,069

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$264,547	$253,547	$397,188	$378,885
Cost of goods sold, including buying and occupancy	174,995	159,631	272,709	252,141

Gross profit	89,552	93,916	124,479	126,744

Selling, general and administrative expense	59,904	55,463	108,034	95,680
Asset impairment charge	3,532	—	3,532	—

Income from operations	26,116	38,453	12,913	31,064

Interest expense, net	2,210	1,624	4,069	3,259

Income before income taxes	23,906	36,829	8,844	27,805

Income taxes	9,859	14,038	4,178	10,519

Net income	$14,047	$22,791	$4,666	$17,286

Net income per share:
Basic	$0.66	$1.08	$0.22	$0.82
Diluted	$0.65	$1.07	$0.22	$0.81
Weighted average common and common equivalent shares outstanding:
Basic	21,298	21,070	21,265	21,005
Diluted	21,527	21,358	21,503	21,398

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	26 Weeks Ended
	July 1, 2006	July 2, 2005
OPERATING ACTIVITIES:
Net income	$4,666	$17,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,538	11,373
Asset impairment charge	3,532	—
Tax benefit from issuance	155	745
Stock from stock-based compensation	(186)	—
Stock-based compensation	1,221	—
Provision for doubtful accounts	189	67
Loss (gain) on asset disposals	59	(8)
Provision for deferred income taxes	(485)	—
Changes in assets and liabilities:
Accounts receivable	(3,244)	(3,908)
Merchandise inventories	(36,395)	(8,819)
Prepaid expenses and other current assets	745	(2,524)
Other assets	(78)	(550)
Accounts payable	28,890	17,971
Accrued expenses	13,207	19,497
Deferred items	38	555

Net cash provided by operating activities	23,852	51,685

INVESTING ACTIVITIES:
Purchases of property and equipment	(10,331)	(19,252)
Proceeds from sale of property	12	—

Net cash used in investing activities	(10,319)	(19,252)

FINANCING ACTIVITIES:
Net repayments on line of credit	(6,944)	(25,258)
Payment of loan costs	(102)	(139)
Proceeds from exercise of stock options	338	1,546
Proceeds from sale of common stock pursuant to Associate Stock Purchase Plan	607	677
Excess tax benefits from stock-based compensation	186	—
Cash payments to associates in lieu of restricted share awards	(281)	—

Net cash used in financing activities	(6,196)	(23,174)

NET INCREASE IN CASH	7,337	9,259
CASH AT BEGINNING OF PERIOD	13,058	5,459

CASH AT END OF PERIOD	$20,395	$14,718

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Twenty-six Weeks Ended July 1, 2006 and July 2, 2005

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, “the Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at July 1, 2006 and July 2, 2005, and the interim results of operations for the 13-week and the 26-week periods and cash flows for the 26-week period then ended have been included.

The condensed consolidated balance sheet at December 31, 2005, presented herein, has been derived from the audited consolidated financial statements of the Company for the year then ended that was included in West Marine’s Annual Report on Form 10-K.

Accounting policies followed by the Company are described in Note 1 to its audited consolidated financial statements for the year ended December 31, 2005. Certain information and disclosures normally included in the notes to financial statements prepared in accordance with generally accepted accounting principles have been omitted for purposes of the condensed consolidated interim financial statements presented herein. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended December 31, 2005 that were included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 26-week periods ended July 1, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 30, 2006.

Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented.

NOTE 2. Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” As awards were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to January 1, 2006. Effective January 1, 2006, the Company adopted SFAS 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Stock-based payments consists of stock option grants restricted share awards and stock purchase plan issuances, each as described further below.

Under the modified prospective application method adopted by the Company, results for periods prior to January 1, 2006 have not been restated to reflect the effects of implementing SFAS 123(R). The following pro forma information is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the 13-week and 26-week periods ended July 2, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to the stock-based compensation for that period (dollars in thousands, except per share amounts):

	13 Weeks Ended July 2, 2005	26 Weeks Ended July 2, 2005
Net income, as reported	$22,791	$17,286
Add: total stock-based compensation expense included in reported net income, net of related tax effects	—	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,101)	(2,074)

Pro forma net income	$21,690	$15,212

Earnings per share, basic:
As reported	$1.08	$0.82
Pro forma	$1.03	$0.72

Earnings per share, diluted:
As reported	$1.07	$0.81
Pro forma	$1.02	$0.71

SFAS 123(R) requires that stock-based compensation expense be calculated and recognized as follows: (a) grant date fair value calculated in accordance with the original provisions of SFAS 123 for unvested awards granted prior to January 1, 2006; (b) grant date fair value calculated in accordance with the provisions of SFAS 123(R) for unvested awards granted subsequent to January 1, 2006; and (c) fair value of the shares purchased by employees from the Company’s stock purchase plan subsequent to January 1, 2006. On December 31, 2005, the Board of Directors of the Company, upon the recommendation of the Board’s Governance and Compensation Committee, approved the acceleration of vesting of all stock options then held by current employees, making all of the outstanding stock options at December 31, 2005 vested and exercisable, primarily to avoid recognition of compensation expense in future periods. Therefore, all compensation expense recognized for stock options in the 13-week period ended July 1, 2006 was related to options granted after December 31, 2005. The additional pre-tax expense that, absent the accelerated vesting, would have been reflected in the Company’s consolidated statements of income in the 13-week and 26-week periods ended July 1, 2006, is approximately $1.6 million and or $3.2 million, respectively.

The Company grants options to purchase common stock to eligible associates and non-associate directors under its Omnibus Equity Incentive Plan (the “Omnibus Plan”). The Company estimates the fair value of stock option awards by applying the Black-Scholes Merton option pricing valuation model. Weighted average assumptions used in determining the fair value of options granted in the 13-week periods ended July 1, 2006 and July 2, 2005, were as follows:

	13-Weeks Ended
	July 1, 2006	July 2, 2005
Expected price volatility	41.73%	60.00%
Risk-free interest rate	5.0%	2.6-4.3%
Weighted average expected lives (years)	3.7	6.2
Dividend yield	—	—

A summary of stock option activity since January 1, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	3,037,375	$18.99
Granted	411,076	$14.75
Exercised	(58,660)	$5.83
Canceled	(99,276)	$21.12
Outstanding at July 1, 2006	3,290,515	$18.63	5.7	$3,083
Outstanding and exercisable at July 1, 2006	2,897,439	$19.19	5.8	$3,083

Aggregate intrinsic value at July 1, 2006 is based on the closing stock price of $13.48 on June 30, 2006. Total intrinsic value of options exercised in the 13 weeks and July 2, 2006 was $277,388.

At July 1, 2006, 353,617 shares were authorized for future issuance under the Omnibus Plan. For the 13-week period ended July 1, 2006, the weighted average grant date fair value of options granted was $5.54 and no options were vested. The weighted average grant date fair value of awards granted in the same period in 2005 was $9.70. At July 1, 2006, total compensation cost related to non-vested awards not yet recognized was $1.8 million after adjustment for expected forfeitures, with a weighted average expense recognition period of 4.0 years.

Restricted Share Awards

The Omnibus Plan also provides for awards of stock to directors and associates that are subject to restrictions on transfer for a period of time (commonly referred to as “restricted shares”). For the 13-week period ended July 1, 2006, compensation expense for restricted share awards was approximately $727,026. As of July 1, 2006, compensation expense of $667,930 related to unvested restricted share awards was unrecognized.

A summary of restricted share activity for the 13 weeks ended July 1, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Market Value	Weighted Average Remaining Vesting Period
Unvested at January 1, 2006	107,893	$16.62

Granted	9,699	$14.61
Vested	(58,493)	$16.52
Forfeited	(8,522)	$16.58

Unvested at July 1, 2006	50,577	$16.35	2.67

Associate Stock Purchase Plan

The Company has an Associate Stock Purchase Plan (the “Purchase Plan”) covering all eligible associates. Participating associates purchase stock twice a year at 85% of the lower of the closing price on the grant date or the purchase date. On April 28, 2006, 52,652 shares were purchased under the Purchase Plan, for which $108,238 in compensation expense was recognized. Additionally, based on grant date subscription levels, it is estimated that 47,823 shares will be purchased in October 2006, for which $67,301 in compensation expense was recognized during the second quarter of 2006. At July 1, 2006, 113,912 shares were authorized for future issuance under the Purchase Plan. Weighted average assumptions used in determining the fair value of shares purchased under the Purchase Plan for the 13-weeks ended July 1, 2006 were as follows:

13 Weeks Ended July 1, 2006
Expected price volatility	41.39%
Risk-free interest rate	4.6%
Weighted average expected lives (years)	0.5
Dividend yield	—

The Company recognized excess tax benefits under SFAS 123(R) in the 13-week and 26-week periods ended July 1, 2006 of $105,771 and $185,633, respectively, which are classified as financing cash flows. The Company realized tax benefits on options exercised, restricted shares vested and disqualifying sales of shares purchased under the Purchase Plan of $452,594 in the 13-week period ending July 1, 2006. The effect of the adoption of SFAS 123(R) on future results will depend, among other things, on levels of stock-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

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

Assets are not presented by segment, as the Company’s assets overlap among segments. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales:
Stores	$235,849	$222,874	$349,951	$328,876
Direct Sales	15,342	15,145	23,355	23,165
Port Supply	13,356	15,528	23,882	26,844

Consolidated net sales	$264,547	$253,547	$397,188	$378,885

Contribution:
Stores	$40,960	$47,869	$36,529	$47,116
Direct Sales	2,129	2,690	3,428	4,360
Port Supply	2,047	2,798	3,365	4,547

Consolidated contribution	$45,136	$53,357	$43,322	$56,023

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$45,136	$53,357	$43,322	$56,023
Less:
Indirect costs of goods sold not included in consolidated contribution	(9,637)	(6,315)	(13,205)	(9,945)
Selling, general and administrative expense	(9,383)	(8,589)	(17,204)	(15,014)
Interest expense, net	(2,210)	(1,624)	(4,069)	(3,259)
Income taxes	(9,859)	(14,038)	(4,178)	(10,519)

Net income	$14,047	$22,791	$4,666	$17,286

NOTE 4. Asset Impairment Charge

Based on management’s analysis of expected future cash flows associated with certain retail stores, our condensed consolidated financial statements for the 13-week and 26-week periods ended July 1, 2006 include a $3.5 million non-cash asset impairment charge to reduce the carrying value of long-lived assets - primarily leasehold improvements, fixtures and equipment - to their fair value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of July 1, 2006 and July 2, 2005, and the related condensed consolidated statements of income for the 13-week and 26-week periods ended July 1, 2006 and July 2, 2005, and cash flows for the 26-week periods ended July 1, 2006 and July 2, 2005. These interim financial statements are the responsibility of West Marine’s management.

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

August 10, 2006

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q.

General

West Marine is one of the largest boating supplies retailers in the world. We have three divisions—Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) – all of which sell aftermarket recreational boating supplies directly to customers. At the end of the second quarter of 2006, we offered our products through 410 stores in 38 states, Puerto Rico and Canada; on the Internet ( www.westmarine.com and www.boatus-store.com ); and through catalogs. We are also engaged, through our Port Supply division, our stores and the Internet ( www.portsupply.com ), in the wholesale distribution of boating products to commercial customers.

Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

All references to the second quarter and first six months of 2006 mean the 13-week and 26-week periods, respectively, ended July 1, 2006, and all references to the second quarter and first six months of 2005 mean the 13-week and 26-weeks periods, respectively, ended July 2, 2005.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” including the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. West Marine will adopt FIN 48 on December 31, 2006, as required. The impact of FIN 48 on our financial statements is not yet known or reasonably estimable.

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

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We have identified certain critical accounting policies, which are described below.

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

Merchandise inventories and vendor allowances. Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store selling locations, operating costs of our merchandising, replenishment and distribution activities and a portion of store occupancy costs representing the estimated area used for storing merchandise. Indirect costs included in inventory value at July 1, 2006 and July 2, 2005 were $69.0 million and $68.7 million, respectively. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold.

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

Impairment of long-lived assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recorded, if required, for the portion of the asset’s carrying value that exceeds the asset’s estimated fair value. We may also accelerate depreciation over the asset’s revised useful life, if appropriate. When evaluating long-lived assets for potential impairment, we group and evaluate assets at the lowest level at which individual cash flows can be identified.

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

Results of Operations

The following table sets forth certain statement of operations components expressed as a percent of net sales:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy	66.1%	63.0%	68.7%	66.5%

Gross profit	33.9%	37.0%	31.3%	33.5%
Selling, general and administrative expense	22.7%	21.8%	27.1%	25.3%
Asset impairment charge	1.3%	0.0%	0.9%	0.0%

Income from operations	9.9%	15.2%	3.3%	8.2%
Interest expense, net	0.9%	0.7%	1.1%	0.9%

Income before income taxes	9.0%	14.5%	2.2%	7.3%
Provision for income taxes	3.7%	5.5%	1.0%	2.7%

Net income	5.3%	9.0%	1.2%	4.6%

Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005

Net sales for the second quarter of 2006 were $264.5 million, an increase of $11.0 million, or 4.3%, compared to net sales of $253.5 million in the second quarter of 2005. Net income for the second quarter of 2006 was $14.0 million, or $0.65 per share, compared to net income of $22.8 million, or $1.07 per share, in the second quarter of 2005.

Net sales attributable to our Stores division increased $13.0 million to $235.8 million in the second quarter of 2006, a 5.8% increase compared to the second quarter of 2005, primarily due to new store openings, as well as higher sales in stores open for more than a year. Comparable store sales increased 2.3% in the second quarter of 2006 compared to the same period a year ago, mainly due to increases in sales of discretionary items, especially boating lifestyle products, as well as improved weather in the highly seasonal northeast, mid-Atlantic and Great Lakes areas throughout most of the second quarter, offset by the impact of heavy rainfall and flooding in the northeast and mid-Atlantic areas during the month of June. Wholesale (Port Supply) net sales through our distribution centers decreased $2.2 million, or 14.0%, to $13.4 million in the second quarter of 2006 compared with 2005, primarily because wholesale customers purchased more merchandise through our store locations, which are included in Stores sales. Direct Sales net sales increased $0.2 million, or 1.3% to $15.3 million in the second quarter of 2006 compared with 2005, primarily due to improvements in our Internet shopping website, offset by reduced sales from the Boat U.S.-branded catalog.

Gross profit decreased by $4.4 million, or 4.6%, to $89.6 million in the second quarter of 2006, compared to $93.9 million in the second quarter of 2005. Gross profit as a percentage of net sales decreased to 33.9% in the second quarter of 2006, compared to 37.0% in the second quarter of 2005, mainly due to increased indirect costs including occupancy, buying and distribution costs and the portion of such costs capitalized in inventory value, which decreased gross profit as the related products were sold. Gross margin also decreased as a result of the accelerated sale of discontinued electronics inventory and clearance items through planned events and promotions.

Selling, general and administrative expenses increased $4.4 million, or 8.0%, to $59.9 million in the second quarter of 2006, compared to $55.5 million for the same period last year, largely due to additional operating costs for new stores opened during the last six months of 2005 and first six months of 2006, as well as investments in store selling initiatives. We opened 24 stores and closed 10 stores during the last six months of 2005, and opened seven stores and closed one store in the first six months of 2006. Selling, general and administrative expenses increased as a percentage of sales to 22.7% in the second quarter of 2006, compared to 21.8% in the second quarter of last year, mainly due to investments in store selling, wholesale and direct sales initiatives.

In the second quarter of 2006, based on management’s ongoing review of underperforming stores, we recorded a $3.5 million non-cash asset impairment charge to reduce the carrying value of the long-lived assets associated with certain retail stores - primarily leasehold improvements, fixtures and equipment - to their fair value based on an analysis of expected future cash flows. On August 4, 2006, our board of directors approved management’s recommendation to close between 30 and 40 stores that management identified as having no reasonable expectation of significant positive cash flow over the near term. During the remainder of 2006, West Marine expects to incur additional expenses ranging from approximately $8 million to $10 million before tax in conjunction with these store closings. Approximately $6 million to $7 million of these costs relate to lease contract termination costs. We also expect to incur other costs of approximately $2 million to $3 million, including severance termination benefits. In addition to these estimated costs, inventory valuation allowances may be required in future periods to the extent that actual net proceeds from the sales of such merchandise at stores to be closed are less than management’s current estimate. See “Critical Accounting Policies and Estimates—Impairment of long-lived assets” and “—Asset retirement obligations and facility closing costs” for more information.

Interest expense increased $0.6 million, or 36.1%, to $2.2 million in the second quarter of 2006, compared to $1.6 million for the same period last year. The increase in interest expense was primarily due to higher interest rates paid in the second quarter of 2006 compared to last year.

Six Months Ended July 1, 2006 Compared to Six Months Ended July 2, 2005

Net sales for the first six months of 2006 were $397.2 million, an increase of $18.3 million, or 4.8%, compared to net sales of $378.9 million for the first six months of 2005. Net income for the first six months of 2006 was $4.7 million, or $0.22 per share, compared to net income of $17.3 million, or $0.81 per share, for the first six months of 2005.

Net sales attributable to our Stores division increased $21.1 million to $350.0 million in the first six months of 2006, a 6.4% increase compared to the first six months of 2005, primarily due to new store openings, as well as higher sales in stores open for more than a year. Comparable store sales increased 3.1% in the first six months of 2006 compared to the same period a year ago, mainly due to increases in sales of discretionary items, especially boating lifestyle products, as well as improved weather in the highly seasonal northeast, mid-Atlantic and Great Lakes areas throughout most of the period. Wholesale (Port Supply) net sales through our distribution centers decreased $3.0 million, or 11.0%, to $23.9 million in the first six months of 2006 compared with 2005, primarily because wholesale customers purchased more merchandise through our store locations, which are included in Stores sales. Direct Sales net sales increased $0.2 million, or 0.8% to $23.4 million in the first six months of 2006 compared with 2005, primarily due to improvements in our West Marine Internet shopping website, offset by reduced sales in areas where we have opened new stores.

Gross profit decreased by $2.3 million, or 1.8%, to $124.5 million in the first six months of 2006, compared to $126.7 million for the first six months of 2005. Gross profit as a percentage of net sales decreased to 31.3% for the first six months of 2006, compared to 33.5% for the same period last year, mainly due to increased indirect costs including occupancy, buying and distribution costs and the portion of such costs capitalized in inventory value, which decreased gross profit as the related products were sold. Gross margin also decreased as a result of the accelerated sale of discontinued electronics inventory and clearance items through planned events and promotions.

Selling, general and administrative expenses increased $12.4 million, or 12.9%, to $108.0 million in the first six months of 2006, compared to $95.7 million for the same period last year, largely due to additional operating costs for new stores opened during the last six months of 2005 and first six months of 2006, as well as investments in store selling initiatives. Selling, general and administrative expenses increased as a percentage of sales to 27.1% in the first six months of 2006, compared to 25.3% for the same period last year, mainly due to investments in store selling, wholesale and direct sales initiatives.

Interest expense increased $0.8 million, or 24.9%, to $4.1 million in the first six months of 2006, compared to $3.3 million for the same period last year. The increase in interest expense was primarily due to higher interest rates paid in the first six months of 2006 compared to last year.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures, lease termination costs, termination benefits and certain other exit costs associated with planned store closures in the third and fourth quarters of 2006, pre-opening expenses and beginning inventory for new stores and remodeling or relocating older stores, as well as investments in business initiatives as described under “Business Trends”. We also may require additional capital in the event we choose to pursue acquisition opportunities. We believe our existing credit facility and cash flows from operations will be sufficient to satisfy our liquidity needs for the next 12 months.

Operating Activities

During the first six months of 2006, net cash provided by operating activities was $23.9 million, primarily due to an increase in merchandise inventories of $36.4 million, partially offset by increases in accounts payable of $28.9 million, primarily related to increased merchandise inventory purchases, and accrued expenses of $13.2 million, mainly due to increased employment costs during the peak summer boating season.

We increased inventories by $36.4 million during the first six months of 2006, compared to an increase in inventories of $8.8 million during the same period last year, primarily because our seasonal inventory buildup for 2006 occurred in the first quarter this year, whereas our seasonal inventory buildup for 2005 occurred mainly in the fourth quarter of 2004. Inventory value decreased by 1.8% and inventory per square foot decreased by 6.1% at the end of the second quarter of 2006, compared to last year, primarily due to the implementation of inventory management initiatives.

Investing Activity

We spent $10.3 million on capital expenditures the first six months of 2006, an $8.9 million decrease from $19.2 million spent for the same period in the prior year, primarily due to a reduction in new store openings and reduced spending for information systems software development projects. We expect to spend from $18.0 million to $22.0 million on capital expenditures during 2006, primarily for new and remodeled stores and information systems improvements. We expect to open a total of eight stores during fiscal 2006. We intend to pay for our expansion through cash generated from operations and bank borrowings.

Financing Arrangements

Net cash used in financing activities was $6.2 million for the first six months of 2006, primarily due to $6.9 million of net repayments under our credit facility. We received $0.3 million from the exercise of stock options during the first six months of 2006, compared to $1.5 million in the same period last year.

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

The applicable margin for any date will depend upon the amount of available credit under the revolving loan facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the second quarter of 2006, the weighted average interest rate on all of our outstanding borrowings was 6.77%.

The loan agreement contains customary covenants, including but not limited to, restrictions on the ability of West Marine and its subsidiaries to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. As of July 1, 2006 we were in compliance with our bank covenants. Additionally, a minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained.

At July 1, 2006, borrowings under this credit facility were $110.1 million, bearing interest at rates ranging from 5.69% to 8.25%, and $115.0 million was available to be borrowed. At July 2, 2005, borrowings under our previous credit facility were $98.8 million, bearing interest at rates ranging from 4.29% to 6.75%. At July 1, 2006, we had $5.7 million of outstanding stand-by letters of credit.

Off-Balance Sheet Arrangements

Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2 – Properties and Note 5 to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2005.

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of July 1, 2006, we were not involved in any unconsolidated special purpose entities or variable interest entities.

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

Business Trends

Our research indicates that the U.S. boating industry could remain flat or perhaps decline slightly, at least in the near term. In addition, the boating supplies market is heavily influenced by uncontrollable external events, such as fuel prices, weather and other factors. In light of business trends and market characteristics, and in order to sustain an acceptable level of earnings and grow shareholder value over the long-term, we intend to close between 30 and 40 unprofitable stores and reduce operating expenses during the remainder of 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005” for more information.

Previously, we announced a number of key business initiatives, including store sales training, specialized stores, direct sales growth, wholesale sales growth and inventory reduction, among other targeted efforts. We intend to continue to invest in these long-term initiatives. However, due to the mixed results we have experienced to date, we intend to suspend some aspects of these initiatives, monitor the results of our strategic investments and adjust our business tactics accordingly.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance, and similar projections, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

West Marine’s operations could be adversely affected if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in West Marine’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated in Part II, Item 1A—Risk Factors of this Quarterly Report, and those risks which may be described from time to time in West Marine’s other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

ITEM 4 – CONTROLS AND PROCEDURES

As of July 1, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of July 1, 2006. During or subsequent to the quarter ended July 1, 2006, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Currently and from time to time, we are a party to various legal proceedings incidental to the conduct of our business, including inquiries or notices that we receive from time to time from jurisdiction, regulatory or authorities, which we respond to in the ordinary course of business. In our opinion, after consultation with legal counsel responsible for these matters, the ultimate liability with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of West Marine.

ITEM 1A – RISK FACTORS

Other than the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The costs associated with our store-closing program may be material.

In the second quarter of 2006, based on management’s ongoing review of underperforming stores, we recorded a $3.5 million non-cash asset impairment charge to reduce the carrying value of the long-lived assets associated with certain retail stores to their recoverable value based on an analysis of estimated future cash flows. As previously reported, on August 4, 2006, our board of directors approved management’s recommendation to close between 30 and 40 stores that management identified as having no reasonable expectation of significant positive cash flow over the near term. During the remainder of 2006, West Marine expects to incur additional expenses ranging from approximately $8 million to $10 million before tax in conjunction with these store closings. Approximately $6 million to $7 million of these costs relate to lease contract termination costs. Additional charges for lease termination costs may be required in future periods to the extent that actual costs are greater than our management’s current estimate, which may be material to the financial statements. We have not reached written agreements regarding lease terminations with any landlords. We will work with our landlords to reach consensual agreements on the terms of the lease terminations; however, there is no assurance that such agreements will be reached or that such agreements will be favorable to us. We also expect to incur other costs of approximately $2 million to $3 million, including costs for severance termination benefits. In addition to these estimated costs, inventory valuation allowances may be required in future periods to the extent that actual net proceeds from the sales of such merchandise at stores to be closed are less than management’s current estimate. These costs represent management’s current estimate of the cost of our store-closing program. As such, the actual cost of this program may exceed management’s current estimate and may be material to our financial statements.

Fluctuations in gross margin percentage for our products may adversely affect our financial results.

Our gross margin percentage could vary from expectations based on changes in revenue levels; product mix and pricing; and variations in inventory valuation, including variations related to shrinkage, capitalized indirect costs and excess or obsolete inventories. A significant reduction in our gross margin percentage could adversely affect our financial results.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. See “Critical Accounting Policies and Estimates” for more information about our accounting policies and estimates. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments, which could adversely affect our future financial results.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our expected tax rate is based on current tax law and estimates of future income. Changes in our effective tax rate may have an adverse effect on our results of operations. Our future effective tax rates may be adversely affected by a number of factors including: the jurisdictions in which profits are determined to be earned and taxed; adjustments to estimated taxes upon finalization of tax returns; increases in expenses not deductible for tax purposes; disallowance of certain deductions; changes in available tax credits; changes in the valuation of our deferred tax assets and liabilities; changes in tax laws or the interpretation of such tax laws; and the resolution of issues arising from tax audits with various tax authorities. Any significant increase in our effective tax rates could adversely affect our financial results.

In addition, the U.S. Internal Revenue Service and other tax authorities regularly examine our tax returns. Our financial results could be adversely affected if this or any other assessments arising from the examination of our tax returns are not resolved in our favor.

We may be subject to litigation proceedings that could adversely affect our business.

In addition to the litigation risks described under “Legal Proceedings – Litigation,” we may be subject to legal claims or regulatory actions. While we believe that none of the litigation matters in which we are currently involved will have a material adverse impact on our financial position or results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling that includes significant money damages and/or injunctive relief could adversely impact our financial results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

West Marine held its Annual Meeting of Stockholders on May 4, 2006. At this meeting, West Marine’s stockholders elected nine directors, approved an amendment to the West Marine, Inc. Omnibus Equity Incentive Plan and ratified the selection of Deloitte and Touche LLP as West Marine’s independent auditors for the fiscal year ending December 30, 2006.

The following table sets forth the names of the nominees for director and the votes for and withheld with respect to each such nominee:

Nominee	Votes For	Votes Withheld
Randolph K. Repass	16,409,180	4,054,017
Peter L. Harris	20,430,828	32,369
Geoffrey A. Eisenberg	20,432,743	30,454
Diane Greene	16,320,330	4,142,867
David McComas	16,315,501	4,147,696
Alice M. Richter	20,439,816	23,760
Peter Roy	20,439,816	23,381
Daniel J. Sweeney	16,320,608	4,142,589
William U. Westerfield	20,432,446	30,751

In connection with the approval of an amendment to the West Marine, Inc. Omnibus Equity Incentive Plan, 12,668,507 shares were voted in favor of approval, 2,466,463 against, 791,269 abstained and there were 4,536,958 broker non-votes.

In connection with the ratification of the selection of Deloitte and Touche LLP as West Marine’s independent auditors for the year ending December 30, 2006, 20,324,343 shares were voted in favor of approval, 98,747 against and 40,107 abstained.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.2 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Loan and Security Agreement, dated as of December 29, 2005, among West Marine Products, Inc., each of the persons identified as borrowers on the signature pages thereof, each of the persons identified as guarantors on the signature pages thereof, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Issuing Lender, and Wells Fargo Retail Finance, LLC, as Agent for the lenders (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 29, 2005 and filed on January 4, 2006).

10.2	Release Agreement, dated April 7, 2006, between West Marine, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.1 the Form 8-K of West Marine, Inc. dated April 7, 2006 and filed April 7, 2006).*

10.3	West Marine, Inc. Omnibus Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K of West Marine, Inc. dated May 4, 2006 and filed May 10, 2006).*

10.4	Form of Notice of Grant of Stock Options and Option Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Form 8-K of West Marine, Inc. dated May 4, 2006 and filed May 10, 2006).*

10.5	Form of Notice of Grant of Stock Options for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Form 8-K of West Marine, Inc. dated May 4, 2006 and filed May 10, 2006).*

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2006	WEST MARINE, INC.

	By:	/s/ Peter L. Harris
Peter L. Harris
Chief Executive Officer

	By:	/s/ Peter Van Handel
Peter Van Handel
Vice President, Finance and Chief Accounting Officer