Form 10-Q
period 2006-09-30
WEST MARINE INC
filed 2006-10-30
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 24, 2006, the number of shares outstanding of the registrant’s common stock was 21,457,085.

		Page No.

PART I - Financial Information		3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2006, December 31, 2005 and October 1, 2005	3

	Condensed Consolidated Statements of Income for the 13 weeks ended September 30, 2006 and October 1, 2005 and the 39 weeks ended September 30, 2006 and October 1, 2005	4

	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 30, 2006 and October 1, 2005	5

	Notes to Condensed Consolidated Financial Statements	6

	Report of Independent Registered Public Accounting Firm	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II – Other Information		16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006, DECEMBER 31, 2005 AND OCTOBER 1, 2005

(Unaudited and in thousands, except share data)

	September 30, 2006	December 31, 2005	October 1, 2005
ASSETS
Current assets:
Cash	$6,940	$13,058	$6,274
Trade receivables, net	7,543	6,125	7,132
Merchandise inventories	299,465	312,596	328,449
Other current assets	20,396	29,376	26,262

Total current assets	334,344	361,155	368,117
Property and equipment, net	74,592	82,787	90,625
Goodwill	56,905	56,905	56,905
Intangibles	239	268	2,319
Other assets	3,604	3,534	3,550

TOTAL ASSETS	$469,684	$504,649	$521,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,987	$37,589	$49,671
Accrued expenses	40,101	35,549	35,320
Deferred current liabilities	8,304	8,322	6,913

Total current liabilities	93,392	81,460	91,904
Long-term debt	63,995	117,000	99,000
Deferred items and other non-current obligations	8,330	9,569	13,362

Total liabilities	165,717	208,029	204,266

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 21,454,666 shares issued and 21,435,510 shares outstanding at September 30, 2006; 21,204,533 shares issued and outstanding at December 31, 2005; and 21,146,789 shares issued and outstanding at October 1, 2005	22	21	21
Treasury stock	(282)	—	—
Additional paid-in capital	162,753	159,891	159,147
Accumulated other comprehensive income (loss)	(95)	182	69
Retained earnings	141,569	136,526	158,013

Total stockholders’ equity	303,967	296,620	317,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$469,684	$504,649	$521,516

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$195,605	$188,574	$592,793	$567,459
Cost of goods sold, including buying and occupancy	140,832	133,177	413,541	385,318

Gross profit	54,773	55,397	179,252	182,141
Selling, general and administrative expense	50,982	50,872	159,016	146,552
Store closure costs	1,528	—	5,060	—

Income from operations	2,263	4,525	15,176	35,589
Interest expense, net	1,211	1,321	5,280	4,580

Income before income taxes	1,052	3,204	9,896	31,009
Income taxes	676	1,182	4,854	11,701

Net income	$376	$2,022	$5,042	$19,308

Net income per share:
Basic	$0.02	$0.10	$0.24	$0.92
Diluted	$0.02	$0.09	$0.24	$0.90
Weighted average common and common equivalent shares outstanding:
Basic	21,420	21,126	21,297	21,045
Diluted	21,549	21,421	21,449	21,414

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	39 Weeks Ended
	September 30, 2006	October 1, 2005
OPERATING ACTIVITIES:
Net income	$5,042	$19,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,542	17,195
Asset impairment charge	3,532	—
Stock-based compensation	1,646	—
Tax benefit from exercise of stock options	198	949
Excess tax benefits from stock-based compensation	(220)	—
Provision for doubtful accounts	317	145
Loss on asset disposals	278	138
Provision for deferred income taxes	(102)	255
Changes in assets and liabilities:
Accounts receivable	(1,735)	(1,068)
Merchandise inventories	13,131	18,214
Prepaid expenses and other current assets	8,980	2,894
Other assets	(464)	(568)
Accounts payable	7,487	(15,980)
Accrued expenses	4,552	7,175
Deferred items	(44)	(241)

Net cash provided by operating activities	59,140	48,416

INVESTING ACTIVITIES:
Purchases of property and equipment	(13,125)	(25,071)
Proceeds from sale of property	14	—

Net cash used in investing activities	(13,111)	(25,071)

FINANCING ACTIVITIES:
Net repayments on line of credit	(53,004)	(25,064)
Payment of loan costs	(100)	(264)
Proceeds from exercise of stock options	411	2,121
Proceeds from sale of common stock pursuant to Associate Stock Purchase Plan	607	677
Excess tax benefits from stock-based compensation	220	—
Treasury shares purchased	(281)	—

Net cash used in financing activities	(52,147)	(22,530)

NET INCREASE (DECREASE) IN CASH	(6,118)	815
CASH AT BEGINNING OF PERIOD	13,058	5,459

CASH AT END OF PERIOD	$6,940	$6,274

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-nine Weeks Ended September 30, 2006 and October 1, 2005

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, “the Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at September 30, 2006 and October 1, 2005, and the interim results of operations for the 13-week and the 39-week periods and cash flows for the 39-week period then ended have been included.

The condensed consolidated balance sheet at December 31, 2005, presented herein, has been derived from the audited consolidated financial statements of the Company for the year then ended that was included in the Company’s Annual Report on Form 10-K.

Accounting policies followed by the Company are described in Note 1 to its audited consolidated financial statements for the year ended December 31, 2005. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted for purposes of the condensed consolidated interim financial statements presented herein. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended December 31, 2005 that were included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 39-week periods ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 30, 2006.

Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented.

NOTE 2. Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” As awards were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to January 1, 2006. Effective January 1, 2006, the Company adopted SFAS 123(R) “Share-Based Payment” and began recognizing compensation expense for its stock-based payments based on the fair value of the awards under the modified prospective application method. Stock-based payments consists of stock option grants, restricted share awards and stock purchase plan issuances, each as described further below. Stock-based compensation expense for the third quarter and nine months ended September 30, 2006 was approximately $0.4 million and $1.6 million, respectively.

Under the modified prospective application method adopted by the Company, results for periods prior to January 1, 2006 have not been restated to reflect the effects of implementing SFAS 123(R). The following pro forma information is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the 13-week and 39-week periods ended October 1, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to the stock-based compensation for that period (dollars in thousands, except per share amounts):

	13 Weeks Ended October 1, 2005	39-weeks Ended October 1, 2005
Net income, as reported	$2,022	$19,308
Add: total stock-based compensation expense included in reported net income, net of related tax effects	—	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,098)	(3,173)

Pro forma net income	$924	$16,135

Earnings per share, basic:
As reported	$0.10	$0.92
Pro forma	$0.04	$0.77
Earnings per share, diluted:
As reported	$0.09	$0.90
Pro forma	$0.04	$0.75

SFAS 123(R) requires that stock-based compensation expense be calculated and recognized as follows: (a) grant date fair value calculated in accordance with the original provisions of SFAS 123 for unvested awards granted prior to January 1, 2006; (b) grant date fair value calculated in accordance with the provisions of SFAS

123(R) for unvested awards granted subsequent to January 1, 2006; and (c) fair value of the shares purchased by employees from the Company’s stock purchase plan subsequent to January 1, 2006. On December 22, 2005, the Board of Directors of the Company, upon the recommendation of the Board’s Governance and Compensation Committee, approved the acceleration of vesting of all stock options then held by current employees, making all of the outstanding stock options at December 31, 2005 vested and exercisable, primarily to avoid recognition of compensation expense in future periods. Therefore, all compensation expense recognized for stock options in the 13-week and 39-week periods ended September 30, 2006 was related to options granted after December 31, 2005. The additional pre-tax expense that, absent the accelerated vesting, would have been reflected in the Company’s consolidated statements of income in the 13-week and 39-week periods ended September 30, 2006, is approximately $1.6 million and $4.8 million, respectively.

The Company grants options to purchase common stock to eligible associates and directors under its Omnibus Equity Incentive Plan (the “Omnibus Plan”). The Company estimates the fair value of stock option awards by applying the Black-Scholes Merton option pricing valuation model. In determining the fair value of options granted in the 13 week periods ended September 30, 2006 and October 1, 2005, the following assumptions and methodology were used:

	13-Weeks Ended
	September 30, 2006	October 1, 2005
Expected price volatility	40.44%	60.00%
Risk-free interest rate	5.0%	2.6-4.3%
Weighted-average expected lives (years)	3.8	6.2
Dividend yield	—	—

Expected Price Volatility: This is a measure of the amount by which a stock price is expected to fluctuate during the estimated expected term for stock options. The Company uses actual historical changes in the market value of the Company’s common stock to calculate the volatility assumption as management believes such changes reflect the best indicator of future volatility. The Company’s common stock volatility was calculated using daily historical closing price data.

Risk-Free Interest Rate: This is the U.S. Treasury zero-coupon rate, as of the grant date, for issues having a term equal to the expected life of the stock option. An increase in the risk-free interest rate will increase compensation expense.

Expected Term: This is the period of time over which granted stock options are expected to remain outstanding based on historical experience. Because the Company has changed the term of options from 10 years for options granted before June 2005 to 7 years for options granted after June 2005, and to 5 years for options granted in and after May 2006, the Company has elected to use the shortcut approach provided in the Securities and Exchange Commission’s Staff Accounting Bulletin number 107 (“SAB 107”) to calculate expected term. SAB 107 requires the averaging of the weighted-average vesting and the full contractual term. Under SAB 107, stock options granted in May 2006 have an expected term of 2.75 years and those granted in June and August 2006 have an expected term of 3.75 years. An increase in the expected term will increase compensation expense.

Dividend Yield: The Company historically has not made any dividend payments, nor does it expect to pay dividends in the foreseeable future. An increase in the dividend yield would decrease compensation expense.

A summary of the Company’s stock option activity for the 39 weeks ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	3,037,375	$18.99
Granted	486,436	14.38
Exercised	(80,439)	6.11
Canceled	(162,791)	22.18
Outstanding at September 30, 2006	3,280,581	18.46	5.5	$3,317
Outstanding and exercisable at September 30, 2006	2,794,145	19.17	5.7	3,192

Aggregate intrinsic value at September 30, 2006 is based on the closing stock price of $14.00 on the preceding day. The total intrinsic value of options exercised in the 13 weeks ended September 30, 2006 was $0.6 million.

At September 30, 2006, 343,250 shares were authorized for future issuance under the Omnibus Plan. For the 13-week period ended September 30, 2006, the weighted-average grant date fair value of options granted was $4.50, and no options were vested. At September 30, 2006, total compensation cost related to non-vested awards not yet recognized was $1.9 million after adjustment for expected forfeitures, with a weighted-average expense recognition period of 3.6 years.

Restricted Share Awards

The Omnibus Plan also provides for awards of stock to eligible associates and directors that are subject to restrictions on transfer for a period of time (commonly referred to as “restricted shares”). For the 13-week period ended September 30, 2006, compensation expense for restricted share awards was approximately $0.1 million. As of September 30, 2006, compensation expense adjusted for forfeitures of $0.6 million has not yet been recognized for unvested restricted share awards.

A summary of restricted share activity for the 39 weeks ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Market Value	Weighted Average Remaining Vesting Period
Unvested at January 1, 2006	107,893	$16.62
Granted	9,699	14.61
Vested	(58,461)	16.52
Forfeited	(9,867)	16.58
Unvested at September 30, 2006	49,264	16.34	2.42

Associate Stock Purchase Plan

The Company has an Associate Stock Purchase Plan (the “Purchase Plan”) covering all eligible associates. Participating associates purchase stock twice a year at 85% of the lower of the closing price on the grant date or the purchase date. On April 28, 2006, 52,652 shares were purchased under the Purchase Plan, for which $0.2 million in compensation expense was recognized. Additionally, based on grant date subscription levels, it is estimated that 56,263 shares will be purchased during the fourth quarter of 2006, for which $0.2 million in compensation expense has been recognized year to date as of September 30, 2006. At September 30, 2006, 113,912 shares were authorized for future issuance under the Purchase Plan. Assumptions used in determining the fair value of shares to be purchased under the Purchase Plan in the fourth quarter of 2006 were as follows:

13 Weeks Ended September 30, 2006
Expected price volatility	41.39%
Risk-free interest rate	4.6%
Weighted-average expected lives (years)	0.5
Dividend yield	—

The Company recognized excess tax benefits in additional paid-in capital under SFAS 123(R) in the 39-week period ended September 30, 2006 of $0.2 million, classified as financing cash flows. The Company realized tax benefits on options exercised, restricted shares vested and disqualifying sales of shares purchased under the Purchase Plan of $0.5 million in the 39-week period ending September 30, 2006. The effect of the adoption of SFAS 123(R) on future results will depend, among other things, on levels of stock-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

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

Assets are not presented by segment, as the Company’s assets overlap among segments. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales:
Stores	$173,817	$165,406	$523,768	$494,282
Direct Sales	11,187	11,186	34,542	34,351
Port Supply	10,601	11,982	34,483	38,826

Consolidated net sales	$195,605	$188,574	$592,793	$567,459

Contribution:
Stores	$23,106	$17,618	$59,635	$64,734
Direct Sales	1,275	1,357	4,703	5,717
Port Supply	656	1,650	4,021	6,197

Consolidated contribution	$25,037	$20,625	$68,359	$76,648

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$25,037	$20,625	$68,359	$76,648
Less:
Indirect costs of goods sold not included in consolidated contribution	(12,825)	(8,522)	(22,498)	(18,467)
Store closure costs	(1,528)	—	(5,060)	—
Selling, general and administrative expense	(8,421)	(7,578)	(25,625)	(22,592)
Interest expense, net	(1,211)	(1,321)	(5,280)	(4,580)
Income taxes	(676)	(1,182)	(4,854)	(11,701)

Net income	$376	$2,022	$5,042	$19,308

NOTE 4. Store Closure Costs

The Company’s condensed consolidated financial statements for the 13-week period ended September 30, 2006 include a $1.5 million charge for expenses related to store closures, primarily for lease termination costs and severance benefits. The Company’s condensed consolidated financial statements for the 39-week period ended September 30, 2006 includes a $1.5 million charge for store closure costs and a $3.5 million non-cash asset impairment charge as a component of store closure costs to reduce the carrying value of long-lived assets - primarily leasehold improvements, fixtures and equipment at under-performing stores the Company expects to close - to their fair value, based on management’s analysis of expected future cash flows of certain store locations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of September 30, 2006 and October 1, 2005, and the related condensed consolidated statements of income for the 13-week and 39-week periods ended September 30, 2006 and October 1, 2005, and cash flows for the 39-week periods ended September 30, 2006 and October 1, 2005. These interim financial statements are the responsibility of West Marine’s management.

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

October 30, 2006

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. All references to the third quarter and first nine months of 2006 mean the 13-week and 39-week periods, respectively, ended September 30, 2006, and all references to the third quarter and first nine months of 2005 mean the 13-week and 39-weeks periods, respectively, ended October 1, 2005. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

General

West Marine is one of the largest boating supplies retailers in the world. We have three divisions — Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) – all of which sell aftermarket recreational boating supplies directly to customers. At the end of the third quarter of 2006, we offered our products through 402 stores in 38 states, Puerto Rico and Canada; on the Internet ( www.westmarine.com and www.boatus-store.com ); and through catalogs. We are also engaged, through our Port Supply division, our stores and the Internet ( www.portsupply.com ), in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” including the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. West Marine will adopt FIN 48 on December 31, 2006, as required. The impact of FIN 48 on our financial statements is not yet known or reasonably estimable.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. We present such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, will have no impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of West Marine’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results inevitably will differ from our estimates. Such differences could be material to the financial statements.

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates periodically are reevaluated and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We have identified certain critical accounting policies which are described below.

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

Revenue recognition. We record sales, net of estimated returns, when merchandise is purchased by customers at retail locations. When merchandise is shipped from a warehouse directly to a customer, we record sales when such merchandise is received by the customer. Return allowances, which reduce net sales for expected product returns, are estimated based upon historical experience.

Comparable store sales. We define comparable store sales as sales from stores that have been open at least 13 months and where selling square footage did not change by more than 40% from the previous 13 months.

Merchandise inventories and vendor allowances. Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store selling locations, operating costs of our merchandising, replenishment and distribution activities and a portion of store occupancy costs representing the estimated area used for storing merchandise. Indirect costs included in inventory value at September 30, 2006 and October 1, 2005 were $59.8 million and $65.2 million, respectively. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold.

We make certain assumptions based upon historical experience and current information to adjust inventory value for estimated shrinkage and to adjust inventory value to the lower of cost or market. Inventories are marked down to market value below cost based upon current levels of aged and discontinued product and historical analysis of inventory sold below cost.

We receive consideration from a variety of vendor-sponsored programs and arrangements such as volume rebates, markdown allowances, promotions and payment terms discounts. Vendor allowances related to merchandise purchases are treated as a reduction of inventory value and recognized as a reduction in cost of goods sold as the related products are sold.

We establish a receivable for income generated from vendor-sponsored programs that is earned but not yet received from our vendors, which we calculate based on provisions of the programs in place. Due to the complexity and diversity of the individual agreements with vendors, we perform detailed analyses and review historical trends to determine an appropriate level of the receivable.

Impairment of long-lived assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recorded, if required, for the portion of the asset’s carrying value that exceeds the asset’s estimated fair value. We may also accelerate depreciation over the asset’s revised useful life, if appropriate. When evaluating long-lived assets for potential impairment, we group and evaluate assets at the lowest level at which individual cash flows can be identified.

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

Self insurance. We are self-insured for certain losses related to employee medical claims, worker’s compensation and general liability. Our reserve is developed based on historical claims data and includes an assessment of self-insured losses that are incurred but not reported as of the end of the period. The resulting estimate is recorded as a liability. Our assumptions are reviewed periodically and compared with actual claims experience and external benchmarks to ensure that our reserves are appropriate.

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

Our tax filings are subject to audit by authorities in the jurisdictions where we conduct business, which may result in assessments of additional taxes, penalties and interest. We believe we have adequately provided for obligations that would result from legal and/or tax proceedings that result from these audits where it is probable we will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome.

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

Results of Operations

The following table sets forth certain statement of operations components expressed as a percent of net sales:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy	72.0%	70.6%	69.8%	67.9%

Gross profit	28.0%	29.4%	30.2%	32.1%
Selling, general and administrative expense	26.0%	27.0%	26.7%	25.8%
Store closure costs	0.8%	0.0%	0.9%	0.0%

Income from operations	1.2%	2.4%	2.6%	6.3%
Interest expense, net	0.7%	0.7%	0.9%	0.8%

Income before income taxes	0.5%	1.7%	1.7%	5.5%
Provision for income taxes	0.3%	0.6%	0.8%	2.1%

Net income	0.2%	1.1%	0.9%	3.4%

Store Closure Costs

On August 4, 2006, our board of directors approved management’s recommendation to close between 30 and 40 stores that management identified as having no reasonable expectation of significant positive cash flow over the near term. In the second quarter of 2006, we recorded a $3.5 million non-cash asset impairment charge to reduce the carrying value of the long-lived assets associated with certain retail stores - primarily leasehold improvements, fixtures and equipment in underperforming stores that we intend to close - to their fair value based on an analysis of expected future cash flows. During the third quarter of 2006, we closed eight stores and incurred related expenses of approximately $1.5 million, primarily for lease termination costs and severance benefits. During the fourth quarter of 2006, we expect to incur additional expenses ranging from approximately $7.0 million to $9.0 million before tax in conjunction with store closings. Approximately $6.0 million to $7.0 million of these costs relate to lease termination costs. We also expect to incur other costs of approximately $1.0 million to $2.0 million, including severance benefits and inventory writedowns. See “Critical Accounting Policies and Estimates—Impairment of long-lived assets” and “—Asset retirement obligations and facility closing costs” for more information.

Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005

Net sales for the third quarter of 2006 were $195.6 million, an increase of $7.0 million, or 3.7%, compared to net sales of $188.6 million in the third quarter of 2005. Net income for the third quarter of 2006 was $0.4 million, or $0.02 per share, compared to net income of $2.0 million, or $0.09 per share, in the third quarter of 2005.

Net sales attributable to our Stores division increased $8.4 million to $173.8 million in the third quarter of 2006, a 5.1% increase compared to the third quarter of 2005, primarily due to new store openings, as well as higher sales in stores open for more than a year. Comparable store sales increased 2.4% in the third quarter of 2006 compared to the same period a year ago, mainly due to improved sales in the southeast and Gulf states, which were heavily impacted by Hurricanes Katrina and Rita last year, and improved sales on the west coast, which benefited from store selling and merchandising initiatives, including a focus on boating lifestyle products, partially offset by weather-related sales decreases in many of our northeast and mid-Atlantic stores. Wholesale (Port Supply) net sales through our distribution centers decreased $1.4 million, or 11.5%, to $10.6 million in the third quarter of 2006 compared with 2005, primarily because wholesale customers purchased more merchandise through our store locations, which are included in Stores sales. Direct Sales net sales remained relatively flat at $11.2 million compared to the same period last year.

Gross profit decreased by $0.6 million, or 1.1%, to $54.8 million in the third quarter of 2006, compared to $55.4 million for the same period last year. Gross profit decreased as a percentage of net sales to 28.0% in the third quarter of 2006, a 140 basis point decrease compared to 29.4% for the same period last year, mainly due to a 260 basis point decrease in capitalized indirect costs, including occupancy, buying and distribution costs, which decreased gross profit as the related products were sold, partially offset by increased vendor allowances, lower inventory shrinkage and a shift in sales mix toward higher-margin boating lifestyle products, versus lower-margin electronics items.

Selling, general and administrative expenses increased $0.1 million, or 0.2%, to $51.0 million in the third quarter of 2006, compared to $50.9 million for the same period last year, and decreased as a percentage of sales to 26.0% in the third quarter of 2006, compared to 27.0% for the same period last year, mainly due to lower store labor costs, partially offset by stock-based compensation expense of $0.4 million in 2006, compared to none last year.

Interest expense decreased $0.1 million, or 8.3%, to $1.2 million in the third quarter of 2006, compared to $1.3 million for the same period last year. The decrease in interest expense primarily was due to lower average outstanding bank debt in the third quarter of 2006, compared to the same period last year. The decrease in average outstanding bank debt primarily was attributable to an increase in cash provided by operations and lower capital expenditures.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax rate for the third quarter of 2006 was approximately 64.3%, compared with approximately 36.9% for the same period last year. The change in our effective tax rate was largely due to the impact of store closure costs, nondeductible compensation related to our associate stock purchase plan and state tax benefits that expired during the third quarter of 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended October 1, 2005

Net sales for the first nine months of 2006 were $592.8 million, an increase of $25.3 million, or 4.5%, compared to net sales of $567.5 million for the first nine months of 2005. Net income for the first nine months of 2006 was $5.0 million, or $0.24 per share, compared to net income of $19.3 million, or $0.90 per share, for the first nine months of 2005.

Net sales attributable to our Stores division increased $29.5 million to $523.8 million in the first nine months of 2006, a 6.0% increase compared to the first nine months of 2005, primarily due to new store openings, as well as higher sales in stores open for more than a year. Comparable store sales increased 2.8% in the first nine months of 2006 compared to the same period a year ago, mainly due to improved weather in the highly seasonal northeast, mid-Atlantic and Great Lakes areas throughout most of the period, improved sales in the southeast and Gulf states, which were heavily impacted by Hurricanes Katrina and Rita last year, and increased sales of discretionary items, especially boating lifestyle products. Wholesale (Port Supply) net sales through our distribution centers decreased $4.3 million, or 11.2%, to $34.5 million in the first nine months of 2006 compared with 2005, primarily because wholesale customers purchased more merchandise through our store locations, which are included in Stores sales. Direct Sales net sales increased $0.2 million, or 0.6% to $34.5 million in the first nine months of 2006 compared with 2005, primarily due to improvements in our West Marine Internet shopping website, offset by reduced sales in areas where we have opened new stores.

Gross profit decreased by $2.9 million, or 1.6%, to $179.3 million in the first nine months of 2006, compared to $182.1 million for the same period last year. Gross profit decreased as a percentage of net sales to 30.2% for the first nine months of 2006, a 190 basis point decrease compared to 32.1% for the same period last year, mainly due to a 100 basis point decrease in capitalized indirect costs, including occupancy, buying and distribution costs, which decreased gross profit as the related products were sold.

Selling, general and administrative expenses increased $12.5 million, or 8.5%, to $159.0 million in the first nine months of 2006, compared to $146.6 million for the same period last year, and increased as a percentage of sales to 26.7% in the first nine months of 2006, compared to 25.8% for the same period last year, mainly due to additional operating costs for new stores and continued investments in store selling, direct sales and wholesale business initiatives, as well as stock-based compensation expense of $1.6 million in 2006, compared to none last year.

Interest expense increased $0.7 million, or 15.3%, to $5.3 million in the first nine months of 2006, compared to $4.6 million for the same period last year. The increase in interest expense primarily was due to higher interest rates paid in the first nine months of 2006 compared to last year.

Our effective income tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax rate for the first nine months of 2006 was approximately 49.1%, compared with approximately 37.7% for the same period last year. The change in our effective tax rate was largely due to the impact of store closure costs and nondeductible compensation related to our associate stock purchase plan. At the end of the third quarter, our estimated effective income tax rate for the full year 2006 was approximately 30.4%. The tax rate applicable to store closure costs included in our estimated full-year effective rate was approximately 36.6%.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures, lease termination costs, termination benefits and certain other exit costs associated with planned store closures in the third and fourth quarters of 2006, pre-opening expenses and beginning inventory for new stores and remodeling or relocating older stores, as well as investments in business initiatives as described under “Business Trends.” We also may require additional capital in the event we choose to pursue acquisition opportunities. We believe our existing credit facility and cash flow from operations will be sufficient to satisfy our liquidity needs over the next 12 months.

Operating Activities

During the first nine months of 2006, net cash provided by operating activities was $59.1 million, primarily due to $25.1 million from net income excluding depreciation, amortization and asset impairment charges, as well as a decrease in merchandise inventories of $13.1 million. Inventory value decreased by 8.8% and inventory per square foot decreased by 11.7% at the end of the third quarter of 2006, compared to the same period last year, primarily due to the implementation of inventory management initiatives.

Investing Activity

We spent $13.1 million on capital expenditures during the first nine months of 2006, a $12.0 million decrease from $25.1 million spent during the same period in the prior year, primarily due to a reduction in new store openings and reduced spending for information systems software development projects. We expect to spend a total of $16.0 million to $18.0 million on capital expenditures during 2006, primarily for new and remodeled stores and information systems improvements. We expect to open a total of eight stores during fiscal year 2006, seven of which we have already opened. We intend to pay for our expansion through cash generated from operations and bank borrowings.

Financing Arrangements

Net cash used in financing activities was $52.1 million for the first nine months of 2006, primarily consisting of $53.0 million of net repayments under our credit facility, attributable to improved cash flows from operations. We received $1.0 million from the exercise of vested stock options granted under our omnibus equity incentive plan and from the sales of common stock pursuant to our associate stock purchase plan during the first nine months of 2006, compared to $2.8 million received for the same period last year.

We have a $225.0 million credit agreement with a group of lenders that expires in December 2010. Borrowing availability is based on a percentage of our inventory and accounts receivable. At our option, subject to certain conditions and restrictions, the agreement provides up to $25.0 million in additional financing during the term. The credit facility is guaranteed by West Marine and its subsidiaries and is secured by a security interest in all of the accounts receivable and inventory of West Marine and its subsidiaries, certain other assets related thereto, and all proceeds thereof. The credit facility includes a $50.0 million sub-facility available for the issuance of commercial and stand-by letters of credit. The credit facility also includes a sub-limit of up to $20.0 million for same day advances.

At our election, borrowings under the loan facility will bear interest at one of the following rates: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California or (2) the interest rate per annum at which deposits in U.S. dollars are offered by reference lenders to prime banks in designated markets located outside the U.S. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement.

The applicable margin for any date will depend upon the amount of available credit under the revolving loan facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the third quarter of 2006, the weighted average interest rate on all of our outstanding borrowings was 6.96%.

The loan agreement contains customary covenants, including but not limited to, restrictions on the ability of West Marine and its subsidiaries to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. As of September 30, 2006 we were in compliance with our bank covenants. Additionally, a minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained.

At September 30, 2006, borrowings under this credit facility were $64.0 million, bearing interest at rates ranging from 5.69% to 8.25%, and $161.0 million was available to be borrowed. At October 1, 2005, borrowings under our previous credit facility were $99.0 million, bearing interest at rates ranging from 5.6% to 7.3%. At September 30, 2006, we had $5.5 million of outstanding stand-by letters of credit and $0.1 million of outstanding commercial letters of credit, compared to $5.2 million and $0.3 million, respectively, outstanding at the end of the third quarter last year.

Off-Balance Sheet Arrangements

Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2 – Properties and Note 5 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of September 30, 2006, we were not involved in any unconsolidated special purpose entities or variable interest entities.

Seasonality

Historically, our business has been highly seasonal. In 2005, 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through July, which represents the peak months for boat buying, usage and maintenance in most of our retail markets.

Business Trends

Our research indicates that the U.S. boating industry currently is experiencing a down cycle. In addition, the boating supplies market is heavily influenced by uncontrollable external events, such as fuel prices, weather and other factors. In light of business trends and market characteristics, and in order to sustain an acceptable level of earnings and grow shareholder value over the long-term, we intend to close between 22 and 32 unprofitable stores and reduce operating expenses during the fourth quarter of 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Store Closure Costs” for more information.

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

Internet Address and Access to SEC Filings

Our Internet address is www.westmarine.com. Interested readers may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, in the “Investor Relations” portion of our website as well as through the Securities and Exchange Commission’s website, www.sec.gov.

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

West Marine’s operations could be adversely affected if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in West Marine’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and its Quarterly Report for the fiscal quarter ended July 1, 2006, and those risks which may be described from time to time in West Marine’s other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

ITEM 4 – CONTROLS AND PROCEDURES

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006. During or subsequent to the quarter ended September 30, 2006, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Currently and from time to time, we are a party to various legal proceedings that are incidental to the conduct of our business, including inquiries or notices that we receive from time to time from regulatory authorities, which we respond to in the ordinary course of business. In our opinion, after consultation with legal counsel responsible for these matters, the ultimate liability with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of West Marine.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as updated in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	Absent a special election, upon the vesting of restricted stock awards, recipients recognize income measured as the fair market value of the vested shares as of the vesting date and a related income tax withholding obligation arises. As a result, the Governance and Compensation Committee approved, and the full Board of Directors ratified, the withholding of shares by West Marine in an amount sufficient to satisfy the tax withholding obligations of certain affected associates. None of the affected associates were officers of West Marine. West Marine withheld a portion of such associates’ vested shares and remitted the cash value of such shares to state and federal taxing authorities to satisfy the affected associates’ tax withholding obligation arising from the lapse of restrictions. The amount of shares withheld was based on the market value of such shares as of the vesting date. The withheld shares are held in treasury. For accounting purposes, the withholding of shares by West Marine to satisfy the associates’ tax withholding obligation is considered a repurchase. These repurchases were not part of a publicly announced plan or program. The following table sets forth certain information concerning the repurchase of West Marine’s common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
June 2006	19,156	$14.70

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

Date: October 30, 2006	WEST MARINE, INC.

	By:	/s/ Peter L. Harris
Peter L. Harris
Chief Executive Officer

	By:	/s/ Peter Van Handel
Peter Van Handel
Vice President, Finance and Chief Accounting Officer