Form 10-K
period 2006-12-30
WEST MARINE INC
filed 2007-03-27
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22512

WEST MARINE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0355502
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Westridge Drive, Watsonville, CA	95076-4100
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (831) 728-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer  ☐                                         Accelerated filer  ☒                                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $288.7 million based on the closing sale price of $13.48 as reported on the NASDAQ Global Market on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2007
Common stock, $.001 par value per share	21,614,121 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2007.	Part II, Item 5 and Part III

WEST MARINE, INC.

2006 FORM 10-K ANNUAL REPORT

i

EXPLANATORY NOTE

On February 21, 2007, upon the recommendation of management, the Board of Directors of West Marine, Inc. authorized the restatement of the company's consolidated financial statements for fiscal years 2002 through 2005 and its quarterly financial statements for fiscal year 2005 and the first three quarters of fiscal year 2006. The consolidated balance sheet at December 31, 2005, and the consolidated statements of operations, consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the fiscal years ended January 1, 2005 and December 31, 2005 in this report have been restated. We also plan to amend our quarterly reports on Form 10-Q for the first three quarters of fiscal 2006. All financial information included in this report is based on our restated financial statements. See Note 2 to our consolidated financial statements in Item 8 for additional information regarding the restatement.

PRELIMINARY NOTE

This report is for the year ended December 30, 2006. This report modifies and supersedes documents filed prior to this report. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this report. In addition, information that we file with the Securities and Exchange Commission in the future automatically will update and supersede information contained in this report.

We undertake no obligation (other than that required by law) to publicly update or revise any disclosures contained in this report, whether as a result of new information, future events or otherwise. Website references throughout this report are for information only, and the content of these websites is not incorporated by reference and should not otherwise be considered a part of this report.

ii

PART I

ITEM 1—BUSINESS

General

West Marine is one of the largest boating supplies retailers in the world, with 2006 net sales of $716.6 million. Our business strategy is to offer individual boaters and boating businesses dominant merchandise assortments “for the boat and for the boater,” customer service beyond expectations and the convenience of multi-channel selling.

We have three divisions: Stores, Port Supply and Direct Sales. Our Stores division generated approximately 88% of our 2006 net sales. Our 377 stores open at the end of 2006 are located in 38 states, Puerto Rico and Canada. Our Port Supply division is one of the largest wholesale distributors of marine equipment in the United States. Products shipped to Port Supply customers directly from our warehouses represented approximately 6% of our 2006 net sales. Our Direct Sales division, which includes our catalog and Internet operations, offers customers around the world more than 50,000 products and accounted for the remaining 6% of our 2006 net sales. Each of these divisions is a separate segment for accounting purposes. Financial information about our segments appears in Note 11 to our consolidated financial statements, in Item 8 of this report.

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

All references to 2006, 2005 and 2004 in this report refer to our fiscal years ended on December 30, 2006, December 31, 2005 and January 1, 2005, respectively. Fiscal years 2006, 2005 and 2004 were 52-week years.

Stores Division

Since opening our first store in Palo Alto, California in 1975, we have grown through internal expansion and through strategic acquisitions to 377 locations open at the end of 2006. During 2006, we opened eight new stores, including one new store in Canada and two new “inland” stores, which feature merchandise assortments specifically aimed at customers with smaller, trailerable powerboats. Inland stores also have a different look and feel from our typical West Marine store—the displays, fixtures and lifestyle images emphasize water sports, fishing and family boating. The inland store concept is part of a broad company initiative to localize product assortments at each store in order to better serve our customers.

In addition to our standard-sized stores—which typically range from 6,000 to 8,000 square feet and carry about 7,000 items—we operate larger “superstore” and smaller “Express” store formats. Typically ranging from 2,500 to 3,000 square feet, Express stores carry about 3,000 items, mainly hardware and other supplies needed for day-to-day boat maintenance and repairs. Express stores can be supplied quickly with additional merchandise shipped from our other locations. We opened seven new standard-sized stores and one new Express store during 2006, ending the year with 29 Express stores located on both coasts. We launched our first superstore in Ft. Lauderdale, Florida in 2003 and opened our second in San Diego, California the following year. At approximately 25,000 square feet, our superstores offer an expansive array of merchandise—about 15,000 items—as well as interactive displays designed to help customers make informed product selections.

We regularly monitor and take steps to improve individual store performance, including remodeling or expanding stores, relocating stores to more profitable locations or closing lower-performing stores. In 2006, we closed 35 stores, remodeled 17 stores and changed merchandise assortments to better serve local customer needs in a number of other stores. In 2007, we plan to open and close a small number of stores and remodel, expand or significantly re-merchandise up to 35 stores.

Port Supply Division

Port Supply, our wholesale division, was created to expand our market share across a broader customer base and to leverage our purchasing and distribution efficiencies. Our extensive store network gives Port Supply an advantage in serving wholesale customers looking for greater convenience and a larger assortment of products from that carried by typical distributors. We serve the wholesale market through commissioned sales representatives, our stores, our call center and our website, www.portsupply.com.

We distributed marine supplies to more than 40,000 domestic and international wholesale customers in 2006. Port Supply customers include businesses involved in boat sales, boat building, boat commissioning and repair, yacht chartering, marina operations and other boating-related activities. In addition, Port Supply sells to government and industrial customers who use our products for non-boating purposes. We plan to further expand our Port Supply sales in 2007, primarily by focusing on certain geographic areas where we perceive growth opportunities.

Direct Sales Division

Customer surveys show that both our catalogs and our Internet websites serve as effective marketing and advertising tools for our retail stores by providing in-depth technical information and by assisting with product selection. We process domestic and international catalog and Internet sales orders for fulfillment by our distribution centers. During 2006, we consolidated most of our Direct Sales call center operations into our Largo, Florida facility. We plan to distribute, by direct mail and through our stores, over half a million printed and CD-ROM versions of our annual merchandise catalog in 2007. Based on our market research, we intend to focus distribution of our annual catalog to certain targeted customers in 2007. Additionally, we plan to increase the number of smaller seasonal and specialty catalogs that we produce during 2007.

Our Direct Sales division websites, www.westmarine.com and www.boatus-store.com, address the growing significance of e-commerce in the marketplace by targeting all segments of boating enthusiasts. Both websites are updated regularly with product, pricing and stocking changes, and both include online product advisors, technical information, consumer product reviews, news, feature stories and other information of interest to boaters. Customers may also research boat insurance, towing and financing services offered by our vendor-partners and access loyalty program information through our websites.

In 2007, we plan to spur Internet sales growth by improving our website, strengthening our marketing efforts and increasing merchandise offerings designed specifically for our websites. Additionally, we are increasing our investment in information technology infrastructure to accommodate future growth.

Foreign Sales

We have ten stores located in Canada and two stores located in Puerto Rico. We also sell our products internationally through our catalog and websites. For each of the years ended 2006, 2005 and 2004, sales outside of the United States represented less than 5% of our total net sales.

Customer Service

Offering exceptional customer service has been the cornerstone of West Marine since our very beginning. Every day, we remain focused on the customer, how they think and act, and satisfying them beyond their expectations. Providing customer service “beyond expectations” is more than just a phrase, it is a commitment to excellence that is embraced by all West Marine associates. Many of our Stores, Direct Sales and Port Supply selling associates receive advanced product and technical training, empowering them to take great care of our customers. We will continue to listen to our customers and develop our business to meet their needs.

Merchandising

West Marine is committed to broad merchandise assortments that provide what our customers want, when they want it. Our Senior Vice President of Merchandising and Vice President of Product Development, along with the merchandising managers who report to them, are responsible for vendor and product selection. Our Senior Vice President of Planning and Replenishment, assisted by merchandise planners, is responsible for purchasing and for managing inventory levels in our distribution centers and our stores while minimizing out-of-stocks.

We purchased merchandise from more than 1,000 vendors during 2006 and realized significant savings through quantity purchases and direct shipments. We offer many brands that are well known to our customers. In 2006, no single vendor accounted for more than 11% of our merchandise purchases, and our 20 largest vendors accounted for approximately 44% of our merchandise purchases. Generally, we purchase merchandise from our vendors on an order-by-order basis; we have a limited number of long-term purchase agreements or other contractual assurances of continued supply or pricing.

During 2006, we continued to increase our offerings of private label merchandise, which typically feature higher gross margins than comparable branded products. Private label products, which we sell under the “West Marine” and “Seafit” brand names, usually are manufactured in Asia, the United States and Europe. We have a limited number of long-term contracts with our manufacturing sources and we compete with other companies for production facilities and import quota capacity.

Logistics

We operate three distribution centers: a 472,000 square foot facility in Rock Hill, South Carolina; a 287,000 square foot facility in Hagerstown, Maryland; and a 240,000 square foot facility in Hollister, California. Vendors generally ship products to our distribution centers, where merchandise is inspected and prepared for shipment to stores and customers. Some vendors ship products directly to our stores. We use various domestic and international transportation methods, including ocean, ground and air, as well as company-owned vehicles. Our distribution centers utilize advanced material handling technologies as well as radio frequency communications to enable real-time management of inventory and production efforts. For the next few years, we intend to accommodate sales growth by improving supply chain efficiencies rather than building new facilities.

Marketing

Our overall marketing objective is to communicate the attributes of our brand while creating a compelling “value equation” for our customers. We position our West Marine brand to stand for superior selection, friendly and knowledgeable service, competitive prices and shopping convenience. We market our products and services through direct mail catalogs and flyers, email, space advertisements in boating specialty publications, newspapers and on the Internet.

We participate in a number of boat shows and sponsor a number of boating-related events each year, ranging from sailing regattas and fishing derbies to waterway clean-up and environmental quality campaigns. We also sponsor a number of events designed to encourage participation in boating and increase the number of people enjoying the boating lifestyle, while promoting both environmental responsibility and West Marine brand recognition.

Combined, our free and paid-participation loyalty programs reached more than one million boaters in 2006, ranking them among the largest recreational boating membership programs in the United States.

Competition

The retail market for marine supplies is highly competitive and our stores compete with other specialty supply stores. Many of these competitors have stores in markets where we now operate and in which we plan to expand. We compete with a wide variety of local and regional specialty stores, sporting goods stores and mass merchants. Also, we have a number of competitors engaged in the catalog, Internet and wholesale distribution of marine products.

The principal factors of competition in our marketplace are selection, quality, availability, price, customer service, convenience and access to a wide variety of merchandise. We believe that we compete successfully on the basis of all of these factors.

Trademarks and Service Marks

We own the trademarks and service marks “West Marine” and “Port Supply,” among others. These marks and a number of others are registered with the United States Patent and Trademark Office and in certain foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. We own rights to use the “BoatU.S.” trade name under a marketing agreement with the Boat Owners Association of the United States, although we have discontinued the use of the BoatU.S. trade name except in certain limited situations. For more information, see “Impairment of Long-Lived Assets” in Note 1 to our consolidated financial statements in Item 8 of this report.

Associates

As of March 1, 2007, we had 5,026 associates, of whom 2,231 were full-time and 2,795 were part-time or temporary. A significant number of temporary associates are hired during our peak selling season. For example, West Marine employed approximately 5,963 associates on June 30, 2006.

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

West Marine has adopted a code of ethics for its associates and Board of Directors, as well as an additional code of ethics for its senior financial officers (including our principal executive officer, principal financial officer and principal accounting officer). Copies of these codes of ethics are available on West Marine’s website at www.westmarine.com, or printed copies can be obtained by writing to the Secretary, West Marine, Inc., 500 Westridge Drive, Watsonville, California 95076. Any amendments to these codes of ethics, as well as any waivers that are required to be disclosed under the rules of the Securities and Exchange Commission or the NASDAQ Stock Market, are posted on our website.

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

Our growth has been driven principally by store operations and the addition of new stores. Our continued growth depends to a significant degree on our ability to continue to expand our operations through the opening of new stores or the expanding or remodeling of existing stores, and our ability to operate these stores on a profitable basis. There can be no assurance that new stores will achieve the same level of profitability as existing stores.

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

Pursuant to our growth strategy, we are opening stores in new geographic markets. Typically, the first stores opened in a new market will not initially achieve operating results comparable to our existing stores due in large part to factors that generally affect store performance in new markets. These factors include less familiarity with local demographics, customer preferences, discretionary spending patterns, difficulties in attracting customers due to a reduced level of customer familiarity with our brand, difficulties in hiring a sufficient number of qualified store associates and other factors. In addition, entry into new markets may bring us into competition with new, unfamiliar competitors. We cannot assure that we will be successful in operating our stores in new markets on a profitable basis.

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

We have undertaken a number of initiatives designed to build long-term company strength. If one or more of these initiatives is unsuccessful, our profitability could be adversely affected.

We have launched a number of initiatives designed to increase sales and lower costs. These initiatives include optimizing our supply chain and inventory levels, closing under-performing stores with corresponding workforce adjustments, tailoring store merchandise assortments for local markets, expanding our wholesale business, investing in Internet business growth, changing our customer contact strategy by curtailing broad-based marketing programs and discontinuing our use of the BoatU.S. trade name. Each of these initiatives carries a certain level of risk, primarily related to increased expenses or reduced sales, which when combined could be substantial. If we fail to successfully execute one or more of these strategies, our profitability could be adversely affected.

Our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, natural disasters such as hurricanes or extraordinary amounts of rainfall occur, especially during the peak boating season in the second and third fiscal quarters.

Our business is highly seasonal. During 2006, approximately 64% of our net sales occurred during the second and third fiscal quarters, principally during the period from April through August, which represents the peak boating months in most of our markets. Our annual results would be materially and adversely affected if our net sales were to fall below expected seasonal levels during this period. Our business is also significantly affected by weather patterns. Unseasonably cool weather, prolonged winter conditions and/or extraordinary amounts of rainfall may decrease boating use in the peak season, resulting in lower maintenance needs and, therefore, decreased sales.

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

Because consumers often consider boats to be luxury items, our success depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as consumer confidence, employment, business conditions, fuel prices, interest rates, tax rates and rising consumer debt levels. In addition, our business opportunities are directly dependent upon the level of consumer spending on recreational boating supplies, a discretionary spending item. There can be no assurance that the current trends of reduced spending in the boating industry in general and the recreational boating aftermarket in particular will not continue or that consumer spending in general will not decline, thereby adversely affecting our expansion, net sales and profitability.

If any of our key vendors or manufacturers fail to supply us with merchandise, we may not be able to meet the demands of our customers and our sales could decline.

We depend on merchandise purchased from our vendors and sourced from third-party manufacturers to obtain products for our stores. We deal with our suppliers on an order-by-order basis and have limited long-term purchase contracts or other contractual assurances of continued supply or pricing. Accordingly, our vendors and manufacturers could discontinue selling products to us at any time. The loss of any key vendor or manufacturer for any reason could limit our ability to offer products that our customers want to purchase. In addition, we believe many of our vendors obtain their products from China, Taiwan, Korea, Mexico and other countries, and we source products from third-party manufacturers in other countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be within our control or the vendor’s control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions, quotas and trade issues. Changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms, could negatively impact our operating results. Our operating results could also suffer if we are unable to promptly replace a vendor or manufacturer who is unwilling or unable to satisfy our requirements with a vendor or manufacturer providing equally appealing products.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including general managers, assistant managers, call center associates and store associates, who understand and appreciate boating and the boating lifestyle and are able to communicate knowledgably with our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the retail industry is high.

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

A natural disaster or other disruption at our support center, our call center or any one of our distribution centers could cause us to lose merchandise or inhibit our ability to process orders and, therefore, make us unable to effectively deliver to our direct customers and retail stores.

We rely on the continuous operation of our support center in Watsonville, California, our call center in Largo, Florida and our distribution centers in Hollister, California, Rock Hill, South Carolina and Hagerstown, Maryland. Any natural disaster or other serious disruption to these operations due to fire, flood, earthquake, terrorism or any other unforeseen circumstance could materially impair our ability to do business and adversely affect our financial position and future operating results.

Reliance on our information technology systems exposes the company to potential risks.

Reliance on our information technology systems exposes the company to potential risks of interruptions due to natural disasters, cyber-attacks or fraud perpetrated by malicious individuals, or other causes. Any unmitigated interruption of our information technology systems may have a negative impact on future financial results.

A significant portion of our common stock is held by our founder and Chairman, Randolph K. Repass, whose interests may differ from that of our other stockholders.

Randolph K. Repass, the Chairman of the Board of West Marine, beneficially owns approximately 30% of West Marine’s common stock. As a result, Mr. Repass has substantial influence in the election of directors of West Marine and, in general, the outcome of any matter submitted to a vote of our stockholders, including mergers, consolidations or the sale of all or substantially all of West Marine’s assets. Due to his significant ownership position, Mr. Repass may be able, in concert with others, to prevent or to cause a change in control of West Marine.

Our failure to comply with certain environmental regulations could adversely affect our business.

We sell paints, varnishes and other products, the storage, distribution and disposal of which are subject to a variety of federal and state environmental regulations. Our failure to comply with these regulations could have an adverse impact on our business. In addition, we have indemnified certain of our landlords for any hazardous waste which may be found on or about the particular property or operation. If any such hazardous waste were to be found on property that we occupy, a significant claim giving rise to our indemnity obligation could adversely impact our operating results.

Because we self-insure against certain risks and maintain high deductibles on certain of our insurance policies, our operating results may be adversely affected if we suffer a substantial casualty.

We believe that insurance coverage is prudent for risk management, and we expect that our insurance costs will continue to increase. For certain types or levels of risk, including medical care and workers’ compensation, we have decided to limit our purchase of relevant insurance, choosing instead to self-insure certain levels of risk. In other cases, we have elected to retain a higher portion of the risk in the form of higher deductibles. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our executive offices and support center are located in a 101,000 square foot facility in Watsonville, California, which we occupy under a lease that expires in 2011. We operate a 240,000 square foot distribution center located in Hollister, California, under a lease that expires in 2011, a 472,000 square foot distribution center located in Rock Hill, South Carolina, under a lease that expires in 2017, a 287,000 square foot distribution center located in Hagerstown, Maryland, under a lease that expires in 2011, and a 10,000 square foot call center located in Largo, Florida, under a lease that expires in 2012.

At December 30, 2006, our 377 stores comprised an aggregate of approximately 2.8 million square feet of space. Nearly all of our stores are leased, typically for a five-year initial term, with options to renew for additional periods. In most cases, we pay a fixed rent. Substantially all of our leases require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

West Marine’s common stock trades on the NASDAQ Global Market tier of the NASDAQ Stock Market under the symbol “WMAR”. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported by the NASDAQ Stock Market.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
High	$15.31	$15.07	$14.20	$17.96
Low	$12.32	$13.28	$11.06	$14.17
2005
High	$26.46	$21.16	$20.89	$16.00
Low	$20.30	$15.95	$14.70	$12.73

As of March 1, 2007, there were approximately 8,308 holders of record of our common stock, and the last sale price reported on the NASDAQ Global Market was $17.08 per share.

We have not paid any cash dividends on our common stock, and we do not anticipate doing so in the foreseeable future.

The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

The following graph compares the five-year cumulative total stockholder return on West Marine common stock with the five-year cumulative total return of (i) the NASDAQ Market Index and (ii) peer companies in the Hemscott Industry Group 745—Specialty Retail, Other index. The graph showing the Hemscott Industry Group 745—Specialty Retail, Other was compiled and prepared for West Marine by Hemscott, Inc. The index presented below consists of 41† specialty retailers.

	12/30/2001	12/28/2002	01/03/2004	01/01/2005	12/31/2005	12/30/2006
West Marine, Inc.	$100.00	$98.36	$190.79	$176.79	$99.86	$123.36
Specialty Retail, Other	100.00	98.65	143.60	173.51	176.49	210.70
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

The performance graph set forth above will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference, and will not otherwise be deemed to be soliciting material or to be filed under such Acts.

†	The specialty retailers in the Hemscott Industry Group 745—Specialty Retail, Other index that are included in West Marine’s performance graph are as follows: 1-800-Flowers.com, A.C. Moore Arts & Crafts, Inc., Actis Global Ventures, Amerigas Partners, L.P., Barnes & Noble, Inc., Benacquista Galleries, Books-A-Million, Inc., Borders Group, Inc., Clyvia, Inc., Coldwater Creek, Inc., E Com Ventures, Inc., Emerging Vision, Inc., Factory Card & Party Outlet Corp., Ferrellgas Partners, L.P., FTD Group, Inc., Gallery of History, Inc., Gander Mountain Company, Hancock Fabrics, Inc., Inergy Holdings, L.P., IParty Corp., Jo-Ann Stores, Inc., Kona Grill, Inc., MarineMax, Inc., Medifast, Inc., Midas, Inc., Office Depot, Inc., Overstock.com, Inc., Petal Decorative Accents, PetSmart, Inc., RedEnvelope, Inc., Sharper Image Corporation, Soyodo Group Holdings, Staples, Inc., Star Gas Partners, L.P., Suburban Propane Partners, L.P., Tractor Supply Company, Ultrapar Participacoes S.A., Vertical Branding, Inc., Wireless Age Communications, Inc., Xponential, Inc. and West Marine, Inc.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated balance sheet data for 2006 and 2005 and consolidated statement of operations data for 2006, 2005 and 2004 has been derived from our consolidated financial statements for the fiscal years appearing elsewhere in this report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and notes thereto in Item 8.

(in thousands, except per share and operating data)	2006		As Restated(1) 2005		As Restated(1) 2004		As Restated(1) 2003		As Restated(1) 2002
Consolidated Statement of Operations Information:
Net sales	$716,604		$692,264		$682,996		$660,936		$530,588
Income (loss) from operations	(3,891	)(2)	2,279	(3)	41,236	(5)	30,601	(7)	33,894
Income (loss) before income taxes	(10,297	)(2)	(4,796	)(3,4)	33,924	(5,6)	21,718	(8)	30,334
Net income (loss) before cumulative effect of change in accounting principle	(7,099	)(2)	(2,314	)(3,4)	22,178	(5,6)	13,612	(8)	18,351
Cumulative effect of change in accounting principle	—		—		—		(7,978	)(9)	—
Net income (loss) after cumulative effect of change in accounting principle	(7,099	)(2)	(2,314	)(3,4)	22,178	(5,6)	5,634	(8)	18,351
Net income (loss) per share:
Basic	$(0.33	)(2)	$(0.11	)(3,4)	$1.07	(5,6)	$0.30	(8)	$0.98
Diluted	(0.33	)(2)	(0.11	)(3,4)	1.04	(5,6)	0.28	(8)	0.94
Consolidated Balance Sheet Information:
Working capital	$216,350		$258,737		$266,668		$229,888		$168,920
Total assets	428,088		475,369		505,062		469,976		357,477
Long-term debt, net of current portion	69,027		117,000		124,064		128,851		48,731
Operating Data:
Stores open at year-end	377		404		375		345		257
Comparable stores net sales increase (decrease)	2.4%		(2.2%)		0.3%		(2.5%)		0.9%

(1)	For 2002, the effect of the restatement was a decrease in previously-reported income from operations and income before taxes of $0.9 million, and a decrease in net income of $0.6 million, or ($0.03) per share. For 2003, the effect of the restatement was a decrease in previously-reported income from operations and income before taxes of $10.7 million; a decrease in net income before cumulative effect of change in accounting principle of $6.5 million, or ($0.32) per share after-tax; an after-tax charge for cumulative effect of change in accounting principle of $8.0 million, or ($0.39) per share, and a decrease in net income after cumulative effect of change in accounting principle of $14.5 million, or ($0.71) per share. See Note 2 to our consolidated financial statements in Item 8 for further discussion.

(2)	Includes a $14.5 million pre-tax, or ($0.46) per share after-tax, charge for store closures and other restructuring costs.

(3)	Includes: a $2.9 million pre-tax, or ($0.08) per share after-tax, charge for reducing inventory value; an $8.6 million pre-tax, or ($0.25) per share after-tax, charge for cancelled software development projects; and a $2.0 million pre-tax, or ($0.06) per share after-tax, charge for discontinuing use of the BoatU.S. trade name.

(4)	Includes an $0.8 million pre-tax, or ($0.02) per share after-tax, charge for the unamortized portion of loan costs related to the repayment of then existing debt, in connection with obtaining a new bank credit facility.

(5)	Includes a $1.9 million pre-tax, or ($0.06) per share after-tax, charge related to certain lease accounting corrections.

(6)	Includes both a $1.1 million pre-tax gain on the sale of real property and a $1.4 million pre-tax charge for the unamortized portion of loan costs in connection with obtaining a new bank credit facility. The net impact of this gain and this charge represents ($0.01) per share after-tax.

(7)	Includes a $0.9 million pre-tax charge for integration costs associated with the acquisition of BoatU.S.

(8)	Includes both a $0.9 million pre-tax charge for integration costs associated with the BoatU.S. acquisition and a $1.9 million pre-tax charge for unamortized loan costs and other debt extinguishment costs associated with obtaining a new bank credit facility. The impact of these charges represents ($0.08) per share after-tax.

(9)	Cumulative effect of adopting Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” at the beginning of fiscal year 2003.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the Financial Statements and Supplementary Data in Item 8.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

The statements in this Form 10-K that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance and similar projections, as well as facts and assumptions underlying these statements or projections. These forward-looking statements, which are included in accordance with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that actual results will not differ materially from these expectations. These risks, uncertainties and other factors are discussed under the caption “Risk Factors” in Item 1A of this report.

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

Overview

Net loss for 2006 was $7.1 million, or ($0.33) per share, including a $14.5 million pre-tax, or ($0.46) per share after-tax, charge for store closures and other restructuring costs. This compares to net loss for 2005 of $2.3 million, or ($0.11) per share, including charges related to unusual items of $14.3 million pre-tax, or ($0.41) per share after-tax. For a description of these items, see “—Results of Operations—2005 Compared to 2004.”

Net sales were $716.6 million in 2006, compared to $692.3 million in 2005. We achieved record annual operating cash flow of $53.4 million in 2006. Our debt-to-capital ratio decreased to 20.2% at year-end 2006, compared to 29.8% at year-end 2005. Merchandise inventories at year-end 2006 decreased by $23.9 million, or 8.6%, compared to year-end 2005.

Comparable store sales for 2006 increased 2.4%. We define comparable store sales as sales from stores that have been open at least 13 months and where selling square footage did not change by more than 40% in the previous 13 months.

We continue to focus on key initiatives designed to position the company for sustained, long-term growth and profitability. We remain committed to controlling our expense structure. During 2006, we closed 35 lower-performing stores, consolidated our call center operations and made corresponding adjustments to our workforce.

In 2007, we plan to open a small number of new stores and close a similar number of stores as lower-performing store leases expire. We plan to continue our focus on broad, targeted merchandise assortments in order to grow future revenues of our Stores, Direct Sales and Port Supply businesses while continuing to improve inventory productivity. We intend to manage expenses with discipline, invest where we expect a return and build on the core foundation changes we made in 2006.

We have restated our previously-reported financial results. While the corrections we made had no impact on cash flows, they did affect our balance sheets and statements of operations, with the impact on annual results primarily affecting fiscal years 2003 and 2004.

Restatement

In connection with an examination of changes in our business model, including refinements we have made, and will continue to make in our supply chain practices and inventory management, we reevaluated our approach to capitalizing indirect inventory costs. During the course of our examination, we determined that we had incorrectly capitalized a portion of these indirect costs in inventory value, and we further determined that in our fiscal year 2003 adoption of a new accounting pronouncement, EITF 02-16, we did not appropriately report the cumulative effect of such adoption, requiring correction of our previously issued financial statements. As a result, we have restated our consolidated financial statements for fiscal years 2002, 2003, 2004 and 2005, and our quarterly information for fiscal years 2005 and the first three quarters of 2006, presented in this report. The correction had the effect of increasing previously reported net income for the first three quarters of 2006 by $0.1 million. The restatement of prior periods had the effect of increasing net loss in 2005 by $0.1 million, decreasing net income in 2004 by $3.4 million, decreasing net income before cumulative effect of a change in accounting principle in 2003 by $6.5 million and decreasing net income after cumulative effect of a change in accounting principle in 2003 by $14.5 million, decreasing net income in 2002 by $0.6 million and decreasing cumulative net income for years prior to 2002 by $2.5 million. For more information, see Note 2 to our consolidated financial statements in Item 8 of this report. All information in this Item 7 gives effect to the restatement.

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

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to our consolidated financial statements, in Item 8 of this report. We have identified certain critical accounting policies, which are described below.

Lease accounting.  Our accounting practices and policies with respect to leasing transactions include: recording rent expense starting on the date we gain possession of leased property, conforming the lease term used in calculating straight-line rent expense with the term used to amortize improvements on leased property; and recording tenant improvement allowances received from landlords as an adjustment to deferred rent, reducing straight-line rent expense. Certain of our operating leases contain periods of free or reduced rent or contain predetermined fixed increases in the minimum rent amount during the lease term. For these leases, we recognize rent expense on a straight-line basis over the expected minimum life of the lease, generally about ten years, including periods of free rent, and record the difference between the amount charged to rent expense and the rent paid as deferred rent. Tenant improvement allowances received from landlords generally are treated as deferred rent adjustments, reducing straight-line rent expense over the life of the lease.

Revenue recognition.  We recognize revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB 104, “Revenue Recognition.” Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register. For direct sales, revenue is recognized at the time the customer receives the product. Customers typically receive goods within three days of shipment. Shipping charges billed to customers are included in net sales.

We record a reserve for estimated product returns based on historical return trends. If actual returns are greater than those projected, additional sales returns may be recorded in the future. Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue. Gift cards sold or issued for store credit in exchange for returned goods are carried as a liability and revenue is recognized as amounts under the gift card are redeemed. The value of points and awards under our loyalty programs are recorded as a liability and deducted from revenue at the time the points and awards are earned, based on historical conversion and redemption rates. The associated revenue is recognized when the rewards are redeemed or expire.

Stock-based compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) 123(R) “Share-Based Payment” and began recognizing compensation expense for its stock-based payments based on the fair value of the awards under the modified prospective application method. Stock-based payments consist of stock option grants, restricted share awards and stock purchase plan issuances. The effect of the adoption of SFAS 123(R) on future results will depend, among other things, on levels of stock-based payments granted in the future, actual forfeiture rates and the timing of option exercises. For more information, see Note 3 to our consolidated financial statements, in Item 8 of this report.

Merchandise inventories and vendor allowances.  Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store selling locations and operating costs of our merchandising, replenishment and distribution activities. Indirect costs included in inventory value at the end of 2006 and 2005 were $25.1 million and $27.9 million, respectively. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold.

We make certain assumptions based upon historical experience and current information to adjust inventory value for estimated shrinkage and to adjust inventory value to the lower of cost or market. Our reserve for estimated inventory shrinkage is based on historical shrinkage rates determined by the Company’s physical merchandise inventory counts and cycle counts and was $3.4 million and $4.0 million at the end of fiscal years 2006 and 2005, respectively. Inventories are written down to market value when cost exceeds market value, which we estimate using current levels of aged and discontinued product and historical analysis of inventory sold below cost. Our reserve for estimated inventory market value below cost at the end of 2006 and 2005 was $5.9 million and $6.3 million, respectively.

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

Impairment of long-lived assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recorded, if required, for the portion of the asset’s carrying value that exceeds the asset’s estimated fair value. We may also accelerate depreciation over the asset’s revised useful life, if appropriate. When evaluating long-lived assets for potential impairment, we group and evaluate assets at the lowest level at which individual cash flows can be identified. We group and evaluate store assets for impairment at the individual store level. We compare asset carrying values to the store’s estimated future cash flows. In 2006 we recognized an impairment charge of $3.5 million to reduce impaired store assets to their estimated fair values. For more information, see Note 4 to our consolidated financial statements, in Item 8 of this report.

Asset retirement obligations and facility closing costs.  In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we estimate the fair value of our obligations to clean-up and restore leased properties under our agreements with landlords and record the amount as a liability when incurred. We account for closed store and warehouse lease termination costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In the period we close a store or warehouse, we write off the book value of any abandoned leasehold improvements and record as an obligation the present value of estimated costs that will not be recovered. These costs include future lease payments, less any expected sublease income. These costs could increase or decrease based upon general economic conditions, circumstances in specific locations, our ability to sublease facilities and the accuracy of our related estimates. In 2006, we recognized charges of $14.5 million in conjunction with store closings and the relocation of certain Direct Sales call center operations, including a $3.5 million asset impairment charge. For more information, see Note 4 to our consolidated financial statements, in Item 8 of this report.

Self-insurance.  We are self-insured for certain losses related to employee medical claims, workers’ compensation and general liability. Our reserve is developed based on historical claims data and includes an assessment of self-insured losses that are incurred but not reported as of the end of the period. The resulting estimate is recorded as a liability. Our assumptions are reviewed periodically and compared with actual claims experience and external benchmarks to ensure that our reserves are appropriate.

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

Our tax filings are subject to audit by authorities in the jurisdictions where we conduct business, which may result in assessments of additional taxes, penalties and interest. We believe we have adequately provided for obligations that would result from these legal and/or tax proceedings that result from these audits where it is probable we will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome.

Results of Operations

The following table sets forth certain income statement components expressed as a percent of net sales:

	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	71.2%	70.8%	68.8%

Gross profit	28.8%	29.2%	31.2%
Selling, general and administrative expense	27.3%	28.9%	25.2%
Store closures and other restructuring costs	2.0%	0.0%	0.0%

Income (loss) from operations	(0.5%)	0.3%	6.0%
Interest expense	0.9%	1.0%	1.1%

Income (loss) before income taxes	(1.4%)	(0.7%)	4.9%
Provision (benefit) for income taxes	(0.4%)	(0.4%)	1.7%

Net income (loss)	(1.0%)	(0.3%)	3.2%

Results of Operations—2006 Compared to 2005

Net sales for fiscal year 2006 were $716.6 million, compared to net sales of $692.3 million for fiscal year 2005. Net loss for 2006 was $7.1 million, or ($0.33) per share, including a $14.5 million pre-tax, or ($0.46) per share after-tax, charge for store closures and other restructuring costs, compared to a net loss for 2005 of $2.3 million, or ($0.11) per share. Net loss for 2005 included charges related to unusual items of approximately $14.3 million pre-tax, or ($0.41) per share after-tax, as further described in “—Results of Operations—2005 Compared to 2004.”

Store closures and other restructuring costs

On August 4, 2006, our Board of Directors approved management’s recommendation to close between 30 and 40 stores that management identified as having no reasonable expectation of significant positive cash flow over the near term. During 2006, we closed 33 stores in conjunction with this initiative and consolidated certain Direct Sales call center operations, incurring $14.5 million in related costs. For more information, see “Critical Accounting Policies and Estimates—Impairment of long-lived assets” and “—Asset retirement obligations and facility closing costs.”

Division sales

Net sales attributable to our Stores division increased $28.6 million, or 4.8%, to $629.9 million in 2006, primarily due to a 2.4% increase in comparable store sales. Port Supply sales through our distribution centers decreased $4.6 million, or (9.6%), to $43.5 million in 2006, primarily due to increased sales to Port Supply customers through our store locations, which are included in Stores sales. Net sales of our Direct Sales division increased $0.3 million, or 0.8%, to $43.2 million, primarily due to increased sales from our Internet website, partially offset by reduced catalog and Internet sales in areas where we have opened new stores.

Comparable store sales

Comparable store sales increased by 2.4% in 2006, with an increase reported in each fiscal quarter, partly due to milder weather compared to last year, as well as increased sales to Port Supply customers through our store locations, which are included in Stores sales. Comparable store sales increases during the first, second, third and fourth quarters of 2006 were 4.8%, 2.3%, 2.4% and 0.2%, respectively.

Gross profit

Gross profit increased $3.9 million, or 1.9%, in 2006, compared to 2005, primarily due to higher sales. Gross profit as a percentage of net sales decreased to 28.8% in 2006 from 29.2% in 2005, primarily due to an

$8.6 million, or 120 basis point, change in the level of indirect costs and vendor allowances that were capitalized in inventory value in 2005, which decreased gross profit in 2006 as the related products were sold.

Selling, general and administrative (SG&A) expenses

The future profitability of our company is largely dependent on our ability to increase sales and gross profit while containing SG&A expenses. In 2006, SG&A expenses decreased $4.4 million, or (2.2%), compared to last year, and decreased as a percentage of net sales to 27.3% in 2006, compared to 28.9% last year, primarily due to both an $8.6 million charge for cancelled software development projects and a $2.0 million charge for discontinuing our use of the BoatU.S. trade name in 2005.

Loss from operations

Loss from operations in 2006 was $3.9 million, an increase in loss of $6.2 million, compared to income from operations of $2.3 million in 2005, primarily due to an $8.6 million change in the level of indirect costs and vendor allowances that were capitalized in inventory value in 2005, which decreased gross profit in 2006 as the related products were sold.

Interest expense

Interest expense increased $0.1 million, or 2.0%, in 2006, compared to 2005, primarily due to higher average interest rates.

Income taxes

Our income tax benefit rate of 31.1% of pre-tax loss in 2006 decreased from 51.8% of pre-tax loss in 2005, primarily due to an increase in valuation allowances related to state tax loss carryforwards.

Results of Operations—2005 Compared to 2004

Net loss for 2005 was $2.3 million, or ($0.11) per share, compared to net income of $22.2 million, or $1.04 per share, for 2004. Net sales for fiscal year 2005 were $692.3 million, compared to net sales of $683.0 million for fiscal year 2004. Unusual items that impacted fiscal year 2005 results consisted of:

•	a $2.9 million pre-tax charge for reducing inventory value (included in cost of goods sold);

•	an $8.6 million pre-tax charge for cancelled software development projects (included in SG&A expenses);

•	a $2.0 million pre-tax charge for discontinuing our use of the BoatU.S. trade name (included in SG&A expenses); and

•	a $0.8 million pre-tax charge for the unamortized portion of loan costs related to the repayment of then-existing debt, in connection with obtaining a new bank credit facility.

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

Gross profit

Gross profit decreased $11.0 million, or (5.1%), in 2005, compared to 2004. Gross profit as a percentage of net sales decreased to 29.2% in 2005 from 31.2% in 2004, primarily due to a $9.4 million reduction in vendor allowances earned on merchandise purchased during 2005, associated with an initiative to reduce inventory levels, as well as lower gross margins due to an initiative to lower retail prices on certain products. Gross profit in 2005 also reflected a $2.9 million charge to reduce inventory value for expected product markdowns arising from shifts in merchandising strategies and consumer preferences as well as technological advances.

Selling, general and administrative (SG&A) expenses

SG&A expenses increased $28.0 million, or 16.3%, in 2005, primarily due to an $11.2 million, or ($0.32) per share after-tax, increase in payroll and related costs in our profit centers, mainly due to the addition of new stores, as well as an initiative to increase sales associate labor hours in our stores. In 2005, we incurred an $8.6 million pre-tax impairment charge relating to discontinued internal software development projects and a $2.0 million pre-tax impairment charge from discontinuing our use of the BoatU.S. trade name, except in limited instances.

As a percentage of net sales, SG&A expenses increased to 28.9% in 2005 from 25.2% in 2004, primarily due to newly opened stores, which increased SG&A costs without providing a commensurate increase in sales during the first year of operation. Non-capital expenditures incurred in preparation for the opening of new retail stores (also called pre-opening costs) are expensed as incurred.

Income from operations

Income from operations decreased $39.0 million, or (94.5%), in 2005, compared to 2004. As a percentage of net sales, income from operations decreased to 0.3% in 2005, from 6.0% in 2004, primarily due to reduced vendor allowances and higher costs related to our opening of new stores, as well as non-cash impairment charges for discontinued software development projects and discontinued use of a trade name, as discussed above.

Interest expense

Interest expense increased $0.4 million, or 6.6%, in 2005, compared to 2004, primarily due to higher average interest rates. Upon obtaining a new credit facility in 2005, we recorded a $0.8 million charge to write off the unamortized portion of loan costs related to our prior credit facility.

Income taxes

Our income tax rate of 51.8% of pre-tax loss in 2005 improved from 34.6% of pre-tax income in 2004, primarily due to a state tax benefit in 2005 relating to enterprise zone credits.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores and for remodeling or relocating older stores. We also may require additional capital in the event we choose to pursue acquisition opportunities. We believe our existing credit facilities and cash flows from operations will be sufficient to satisfy our liquidity needs through 2007.

Operating activities

During 2006, our primary source of liquidity was cash flow from operations. Net cash provided by operations during 2006 was $53.4 million, primarily consisting of net income, excluding depreciation and amortization of $21.7 million and a $22.8 million decrease in inventory, primarily due to the implementation of inventory management initiatives.

Capital growth

In 2006, we spent $14.8 million on capital expenditures, mainly for store remodels, new stores and information systems software and hardware. We opened eight new stores and remodeled 17 stores in 2006. We expect to spend between $20.0 million and $25.0 million on capital expenditures during 2007, mainly for information technology and store development activities, including new stores, remodels and expansions. We intend to fund our expansion through cash generated from operations and bank borrowings.

Financing arrangements

Net cash used in financing activities was $45.5 million in 2006, primarily consisting of $48.0 million in net repayments on our line of credit, partially offset by $2.6 million in cash provided by activities related to associate stock-based compensation plans.

We have a $225.0 million credit facility that expires in December 2010. Borrowing availability is based on a percentage of our inventory (but does not include capitalized indirect costs) and certain accounts receivable. At our option, subject to certain conditions and restrictions, our loan agreement provides up to $25.0 million in additional financing during the term. The credit facility is guaranteed by West Marine and its subsidiaries and is secured by a security interest in all of the accounts receivable and inventory of West Marine and its subsidiaries, certain other assets related thereto, and all proceeds thereof. The credit facility includes a $50.0 million sub-facility available for the issuance of commercial and stand-by letters of credit. The credit facility also includes a sub-limit of up to $20.0 million for same day advances.

At our election, borrowings under the credit facility will bear interest at one of the following rates: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California or (2) the interest rate per annum at which deposits in U.S. dollars are offered by reference lenders to prime banks in designated markets located outside the U.S. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement.

The applicable margin for any date will depend upon the amount of available credit under the revolving facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the fourth quarter of 2006, the weighted average interest rate on all of our outstanding borrowings was 6.59%.

The loan agreement contains customary covenants, including but not limited to, restrictions on the ability of West Marine and its subsidiaries to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. Additionally, minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained. As of December 30, 2006, we were in compliance with our bank covenants.

At the end of fiscal year 2006, borrowings under this credit facility were $69.0 million, bearing interest at rates ranging from 5.7% to 8.3%, and $87.0 million was available for future borrowings. At the end of 2005, borrowings under this credit facility were $117.0 million, bearing interest at rates ranging from 5.6% to 7.3%. At the end of 2006 and 2005, we had $5.7 million and $7.0 million, respectively, of outstanding commercial and stand-by letters of credit.

Contractual obligations

Aggregated information about our unconditional contractual obligations as of December 30, 2006 is presented in the following table (dollars in thousands).

	Total	2007	2008	2009	2010	2011	After 5 years
Contractual cash obligations:
Long-term debt (1)	$87,427	$4,600	$4,600	$4,600	$73,627	$0	$0
Operating leases (2)	183,888	43,353	37,838	31,270	23,713	16,047	31,667
Purchase commitments (3)	56,831	56,831	0	0	0	0	0
Service contracts	2,271	1,965	296	10	0	0	0
Bank letters of credit	5,697	5,697	0	0	0	0	0

	$336,114	$112,446	$42,734	$35,880	$97,340	$16,047	$31,667

(1)	Assumes that our bank long-term debt is repaid at maturity and not refinanced. Includes estimated annual obligation for principal and interest payments, based upon the loan balance at year-end 2006 and the average borrowing rate in 2006.

(2)	Operating lease amounts in this table represent minimum amounts due under existing agreements and exclude costs of insurance, taxes, repairs and maintenance.

(3)	All but a limited number of our purchase commitments, which are not material, are cancelable by us without penalty.

We are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. We have also excluded associate employment commitments.

Off-balance sheet arrangements

Operating leases are the only financing arrangements not reported on our consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 30, 2006, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Seasonality

Historically, our business has been highly seasonal. In 2006, approximately 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets. Management expects the seasonal fluctuation in net sales to become more pronounced as we continue to expand our operations.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to diminish our exposure to interest rate risk, and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments.

A 67 basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pretax income and cash flows by approximately $0.7 million over the next year. For more information, see Note 6 to our consolidated financial statements in Item 8.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management of West Marine, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has concluded that the Company maintained effective internal controls over financial reporting as of December 30, 2006 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Company has restated its financial statements for fiscal years 2002 through 2005, and for each of the quarters of 2005 and the first three quarters of 2006, in order to correct errors related to capitalized indirect inventory costs and the reporting of a change in accounting principle.

/S/ PETER L. HARRIS	/S/ THOMAS R. MORAN
Peter L. Harris	Thomas R. Moran
President and Chief Executive Officer (principal executive officer)	Senior Vice President and Chief Financial Officer (principal financial officer)

March 27, 2007	March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of West Marine, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that West Marine, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2006, of the Company and our report dated March 27, 2007 expressed an unqualified opinion and included explanatory paragraphs relating to a restatement and the adoption of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment.”

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of West Marine, Inc.:

We have audited the accompanying consolidated balance sheets of West Marine, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Marine, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 2, the accompanying 2005 and 2004 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 27, 2007

WEST MARINE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 30, 2006 AND DECEMBER 31, 2005

(in thousands, except share data)

	Year-End
	2006	As Restated 2005 (Note 2)
ASSETS

Current assets:
Cash	$6,223	$13,058
Trade receivables, net of allowances of $481 in 2006 and $450 in 2005	5,713	6,125
Merchandise inventories	254,017	277,932
Deferred income taxes	7,372	5,384
Other current assets	22,794	29,376

Total current assets	296,119	331,875
Property and equipment, net	70,781	82,787
Goodwill	56,905	56,905
Intangibles	230	268
Other assets	4,053	3,534

TOTAL ASSETS	$428,088	$475,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,945	$37,589
Accrued expenses	41,824	35,549

Total current liabilities	79,769	73,138
Long-term debt	69,027	117,000
Deferred items	6,939	9,630

Total liabilities	155,735	199,768

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 21,572,521 shares issued and 21,553,365 shares outstanding at December 30, 2006 and 21,204,533 shares issued and outstanding at December 31, 2005	22	21
Treasury Stock	(282)	—
Additional paid-in capital	164,632	159,891
Accumulated other comprehensive income (loss)	(427)	182
Retained earnings	108,408	115,507

Total stockholders’ equity	272,353	275,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428,088	$475,369

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	2006	As Restated 2005 (Note 2)	As Restated 2004 (Note 2)
Net sales	$716,604	$692,264	$682,996
Cost of goods sold	510,309	489,851	469,610

Gross profit	206,295	202,413	213,386
Selling, general and administrative expense	195,718	200,134	172,150
Store closures and other restructuring costs (Note 4)	14,468	—	—

Income (loss) from operations	(3,891)	2,279	41,236
Interest expense	6,406	6,283	5,893
Charges for unamortized portion of loan costs and debt extinguishment costs	—	792	1,419

Income (loss) before taxes	(10,297)	(4,796)	33,924
Provision (benefit) for income taxes	(3,198)	(2,482)	11,746

Net income (loss)	$(7,099)	$(2,314)	$22,178

Net income (loss) per common and common equivalent share:
Basic	$(0.33)	$(0.11)	$1.07
Diluted	$(0.33)	$(0.11)	$1.04
Weighted average common and common equivalent shares outstanding:
Basic	21,326	21,080	20,695
Diluted	21,326	21,080	21,310

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Accumulated Stockholders Equity	Total Comprehensive Income
Balance at January 3, 2004, as previously reported	20,130,053	$20		$140,348	$113,171	$508	$254,047
Cumulative effect of restatement (Note 2)					(17,528)		(17,528)

Balance at January 3, 2004, as restated	20,130,053	20		140,348	95,643	508	236,519

Net income, as restated					22,178		22,178	$22,178
Foreign currency translation adjustment						(203)	(203)	(203)
Common stock issued under stock plans	702,907	1		8,886			8,887
Tax benefit from equity issuance				4,888			4,888
Sale of common stock pursuant to associate stock purchase plan	61,280			1,278			1,278

Balance at January 1, 2005, as restated	20,894,240	21		155,400	117,821	305	273,547	$21,975

Net loss, as restated					(2,314)		(2,314)	$(2,314)
Foreign currency translation adjustment						(123)	(123)	(123)
Common stock issued under stock plans	204,950			2,131			2,131
Tax benefit from equity issuance				1,030			1,030
Sale of common stock pursuant to associate stock purchase plan	105,343			1,330			1,330

Balance at December 31, 2005, as restated	21,204,533	21		159,891	115,507	182	275,601	$(2,437)

Net loss					(7,099)		(7,099)	$(7,099)
Foreign currency translation adjustment						(609)	(609)	(609)
Common stock issued under stock plans	249,894	1		3,210			3,211
Tax benefit from equity issuance				342			342
Treasury shares purchased			$(282)				(282)
Sale of common stock pursuant to associate stock purchase plan	98,938			1,189			1,189

Balance at December 30, 2006	21,553,365	$22	$(282)	$164,632	$108,408	$(427)	$272,353	$(7,708)

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2006	As Restated 2005 (Note 2)	As Restated 2004 (Note 2)
OPERATING ACTIVITIES:
Net income (loss)	$(7,099)	$(2,314)	$22,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,738	23,093	25,139
Charges for unamortized portion of loan costs	—	792	1,419
Provision (benefit) for deferred income taxes	(3,785)	(2,850)	449
Tax benefit from equity issuance	342	1,030	4,888
Excess tax benefit from stock-based compensation	(357)	—	—
Stock-based compensation	1,910	—	—
Provision for doubtful accounts	489	225	449
Asset impairment charges	4,587	10,612	—
Loss (gain) on asset disposals	539	143	(558)
Changes in assets and liabilities:
Accounts receivable	(77)	(141)	(564)
Merchandise inventories	22,837	34,289	(27,107)
Prepaid expenses and other current assets	6,582	(220)	(5,305)
Other assets	(848)	(543)	(922)
Accounts payable	429	(27,688)	(7,214)
Accrued expenses	6,275	7,404	5,224
Deferred items	(137)	400	517

Net cash provided by operating activities	53,425	44,232	18,593

INVESTING ACTIVITIES:
Proceeds from sale of property	—	—	1,903
Purchases of property and equipment	(14,750)	(32,019)	(24,507)

Net cash used in investing activities	(14,750)	(32,019)	(22,604)

FINANCING ACTIVITIES:
Net repayments on line of credit	(47,973)	(7,064)	(4,787)
Payment of loan costs	(102)	(1,011)	(645)
Proceeds from sale of common stock pursuant to associate stock purchase plan	1,189	1,330	1,278
Treasury shares purchased	(282)	—	—
Proceeds from exercise of stock options	1,301	2,131	8,887
Excess tax benefit from stock-based compensation	357	—	—

Net cash provided by (used in) financing activities	(45,510)	(4,614)	4,733

NET INCREASE (DECREASE) IN CASH	(6,835)	7,599	722
CASH AT BEGINNING OF PERIOD	13,058	5,459	4,737

CASH AT END OF PERIOD	$6,223	$13,058	$5,459

Other cash flow information:
Cash paid for interest	$5,404	$6,391	$6,451
Cash paid (received) for income taxes	(6,105)	6,283	9,476

See notes to consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS—West Marine, Inc. (“West Marine” or “the Company”) is a specialty retailer of boating supplies. The Company has three divisions—Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet)—which all sell aftermarket recreational boating supplies directly to customers. At year-end 2006, West Marine offered its products through 377 stores in 38 states, Puerto Rico and Canada, through its catalog and on the Internet. The Company is also engaged, through its Port Supply division and its stores, in the wholesale distribution of products to commercial customers and other retailers.

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

YEAR-END—The Company’s fiscal year ends on the Saturday closest to December 31 based on a 52- or 53-week year. Fiscal years 2006, 2005 and 2004 ended on December 30, 2006, December 31, 2005 and January 1, 2005, respectively, and all were 52-week years. References to 2006, 2005, 2004 and 2003 means the fiscal years ended December 30, 2006, December 31, 2005, January 1, 2005, and January 3, 2004, respectively.

ACCOUNTING ESTIMATES—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the following: useful lives and recoverability of fixed assets; inventory obsolescence and shrinkage reserves; estimates used in the calculation of capitalized indirect inventory costs; allowance for doubtful accounts receivable; judgment used in the calculation of accrued liabilities, including workers’ compensation and other self-insured liabilities; obligations to customers for sales returns, unredeemed gift cards and loyalty program awards; vendor consideration earned; judgment used in estimating the fair value of share-based compensation instruments, income tax valuation allowances and tax contingencies; estimates used in evaluating goodwill impairment; legal liabilities; and asset retirement obligations. Actual results could differ from those estimates.

INVENTORIES—Merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Capitalized indirect costs include freight charges for transporting merchandise to warehouses or store selling locations and operating costs incurred for merchandising, replenishment and distribution activities. Indirect costs included in inventory value at the end of 2006 and 2005 were $25.1 million and $27.9 million, respectively. Indirect costs included in inventory value are recognized as an increase in cost of goods sold as the related products are sold.

Inventories are written down to market value when cost exceeds market value, based on historical experience and current information. Reserves for estimated inventory shrinkage, based on historical shrinkage rates determined by the Company’s physical merchandise inventory counts and cycle counts, were $3.4 million and $4.0 million at the end of fiscal years 2006 and 2005, respectively. Reserves for estimated inventory market value below cost, based upon current levels of aged and discontinued product and historical analysis of inventory sold below cost, was $5.9 million and $6.3 million at the end of 2006 and 2005, respectively.

DEFERRED CATALOG AND ADVERTISING COSTS—The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected net sales period, which is generally from two months to ten months. There were no deferred catalog costs at year-end 2006 or 2005 and $0.02 million at year-end 2004. Advertising costs, which are expensed as incurred, were $19.6 million, $20.4 million and $21.7 million in 2006, 2005 and 2004, respectively.

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

CAPITALIZED INTEREST—The Company capitalizes interest on major capital projects. During 2006, 2005 and 2004, the Company capitalized approximately $0.4 million, $0.6 million and $0.4 million, respectively.

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

GOODWILL AND OTHER INTANGIBLE ASSETS—Goodwill of $56.9 million was unchanged at the end of fiscal years 2006 and 2005. Amortization expense for intangible assets was $0.3 million in each of the years 2005 and 2004 primarily for use of the BoatU.S. trade name, which was written off in 2005. Amortization expense in each of the next five years is not deemed significant. The carrying value of intangibles is as follows:

	As of December 30, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and Internet hyperlink	$380	$(150)	$380	$(112)

ASSET RETIREMENT OBLIGATIONS—In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” the Company estimates the fair value of obligations to clean-up and restore leased properties under agreements with landlords and records the amount as a liability when incurred.

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including intangible assets, property and equipment, for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, a loss equal to the difference between carrying value and the fair market value of the asset is recorded. In selling, general and administrative expense for 2005, West Marine recorded impairment charges of $8.6 million for discontinued software development projects and $2.0 million for discontinued use of the BoatU.S. trade name. In store closures and other restructuring costs for 2006, the

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recorded a $3.5 million impairment charge for assets whose carrying value was greater than their expected, undiscounted future cash flows.

FACILITY CLOSING COSTS—In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in the period during which a store, warehouse or other facility is closed, the Company records as an obligation the present value of estimated costs that will not be recovered. These costs include employment termination benefits, lease contract termination costs and the book value of abandoned property. For more information, see Note 4.

OTHER ASSETS—Other assets includes loan costs of $0.7 million at both year-end 2005 and 2004, incurred in connection with obtaining bank credit facilities (see Note 6, “Lines of Credit and Long-Term Debt”). Loan costs are amortized over the term of the credit facility as interest expense. The Company reported charges for the unamortized portion of loan costs of $0.8 million and $1.4 million in 2005 and 2004, respectively, in connection with replacing its bank credit facilities.

SELF-INSURANCE—The Company is self-insured for certain losses related to employee medical benefits, worker’s compensation, and general liability. Reserves are based on historical claims data and third-party assessments and include an amount for self-insured losses that are incurred but not reported as of the end of the period. The resulting estimate is recorded as a liability. Assumptions are reviewed periodically and compared with actual claims experience and external benchmarks to ensure that reserve methodologies are appropriate.

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

REVENUE RECOGNITION—Sales, net of estimated returns, are recorded when merchandise is purchased by customers at retail locations. Revenue is recognized when merchandise shipped from a warehouse directly to a customer is received by the customer. Reserves for sales returns were $0.2 million at the end of each of 2006, 2005 and 2004.

COST OF GOODS SOLD—Cost of goods sold includes costs related to the purchase, transportation and storage of merchandise, shipping expense and store occupancy costs. Consideration in the form of cash or credits received from vendors is recorded as a reduction to cost of goods sold as the related products are sold.

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

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2006		2005		2004
	Shares	Net Loss Per Share	Shares	As Restated Net Income Per Share	Shares	As Restated Net Income Per Share
Basic	21,326	$(0.33)	21,080	$(0.11)	20,695	$1.07
Effect of dilutive stock options	—	—	—	—	615	(0.03)

Diluted	21,326	$(0.33)	21,080	$(0.11)	21,310	$1.04

Excluded from the above computations of diluted per share amounts are options to purchase 2,706,671 shares, 1,250,000 shares and 692,000 shares of common stock in 2006, 2005 and 2004, respectively, as these shares were anti-dilutive.

DERIVATIVE INSTRUMENTS—West Marine did not purchase or hold any derivative financial instruments.

NEW ACCOUNTING PRONOUNCEMENTS—In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company adopted FIN 48 on December 31, 2006 (the beginning of fiscal year 2007), as required. The Company continues to evaluate the impact of FIN 48 on its consolidated financial statements.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” EITF 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. We present such taxes on a net basis (excluded from net sales). We do not expect the adoption of EITF 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, to have a material effect on our financial position, cash flows or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 was adopted in 2006 and did not have a material impact on our financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that the adoption of SFAS 157 will have on its financial position and results of operations.

NOTE 2: RESTATEMENT OF PRIOR PERIODS

On February 21, 2007, upon the recommendation of management, the Company’s Board of Directors authorized the restatement of the Company’s financial statements for fiscal years 2002 through 2005 and its quarterly financial statements for 2005 and the first three quarters of 2006. The determination was made to restate these financial statements in connection with the Company's review and analysis of indirect costs included in inventory cost.

In light of recent changes in the Company’s business model, management reviewed its inventory accounting practices and reevaluated various indirect costs included in inventory cost. In connection with this review, management determined that the inclusion of a portion of store occupancy costs and certain other indirect costs in inventory was an error requiring correction by restating the Company’s previously-issued financial statements.

Additionally, during the course of this review, an error was identified in the Company’s reporting of the adoption of EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” in 2003, requiring correction by separately reporting the cumulative effect of a change in accounting principle in the Company’s previously issued financial statements.

For 2002, the effect of the restatement was a decrease in previously-reported gross profit, income from operations and income before taxes of $0.9 million (or $0.6 million after-tax) for certain indirect costs capitalized in inventory in error. For 2003, the effect of the restatement was a decrease in previously-reported gross profit, income from operations and income before taxes of $10.7 million, or $6.5 million after-tax, comprised as follows:

•

a $13.2 million (or $8.0 million after-tax) increase for reclassification from Cost of Goods Sold to Cumulative Effect of Change in Accounting Principle to properly report the adoption of EITF 02-16; and

•	a $23.9 million (or $14.5 million after-tax) decrease for a portion of store occupancy costs and certain other indirect costs capitalized in inventory in error.

The effect of the restatement on 2003 net income, after cumulative effect of change in accounting principle, is a decrease of $14.5 million after-tax.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of the restatements on the consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2005 and January 1, 2005 is presented in the following tables.

Consolidated Balance Sheet

(in thousands)

	2005
	As Reported	Restatement Adjustments	As Restated
Assets
Merchandise inventories	$312,596	$(34,664)	$277,932
Deferred income taxes	—	(5,384)	5,384
Total current assets	361,155	(29,280)	331,875
Total assets	504,649	(29,280)	475,369
Liabilities
Deferred current liabilities	8,322	(8,322)	—
Total current liabilities	81,460	(8,322)	73,138
Deferred items	9,569	61	9,630
Total liabilities	208,029	(8,261)	199,768
Stockholders’ Equity
Retained earnings	136,526	(21,019)	115,507
Total stockholders’ equity	296,620	(21,019)	275,601
Total liabilities and stockholders’ equity	504,649	(29,280)	475,369

Consolidated Statements of Operations

(in thousands, except per share data)

	2005			2004
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Cost of goods sold	$489,629	$222	$489,851	$464,075	$5,535	$469,610
Gross profit	202,635	(222)	202,413	218,921	(5,535)	213,386
Income from operations	2,501	(222)	2,279	46,771	(5,535)	41,236
Income (loss) before income taxes	(4,574)	(222)	(4,796)	39,459	(5,535)	33,924
Income taxes	(2,395)	(87)	(2,482)	13,925	(2,179)	11,746
Net income (loss)	(2,179)	(135)	(2,314)	25,534	(3,356)	22,178
Net income (loss) per common share—basic	$(0.10)	$(0.01)	$(0.11)	$1.23	$(0.16)	$1.07
Net income (loss) per common share—diluted	$(0.10)	$(0.01)	$(0.11)	$1.20	$(0.16)	$1.04

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Cash Flows

(in thousands)

	2005			2004
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Operating Activities
Net income (loss)	$(2,179)	$(135)	$(2,314)	$25,534	$(3,356)	$22,178
Changes in assets and liabilities:
Merchandise inventories	34,067	222	34,289	(32,642)	5,535	(27,107)
Provision (benefit) for deferred income taxes	(2,763)	(87)	(2,850)	2,628	(2,179)	449
Net cash provided by operating activities	44,232	—	44,232	18,593	—	18,593
Investing Activities
Net cash used in investing activities	(32,019)	—	(32,019)	(22,604)	—	(22,604)
Financing Activities
Net cash provided by (used in) financing activities	(4,614)	—	(4,614)	4,733	—	4,733
Net Increase (Decrease) in Cash	7,599		7,599	722		722
Cash at beginning of period	5,459	—	5,459	4,737	—	4,737

Cash at end of period	$13,058	$—	$13,058	$5,459	$—	$5,459

NOTE 3: SHARE-BASED COMPENSATION

West Marine established the Omnibus Equity Incentive Plan (the “Plan”) on May 4, 2006, replacing all previous stock option plans. The Plan is intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of associates, non-employee directors and consultants upon whose judgment, interest and special effort the successful conduct of its operation is largely dependent. The Plan permits a variety of compensation methods, including non-qualified stock options, incentive stock options, restricted stock and other share-based awards. All associates, non-employee directors and consultants are eligible to participate under the Plan, with the exception of Randolph K. Repass, Chairman of the Company’s Board of Directors and a major, but not controlling, stockholder. At year-end 2006, 7,300,000 common shares were reserved under the Plan and 456,910 shares were available for future issuance.

Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and SFAS 123, “Accounting for Stock-Based Compensation.” As awards were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no related compensation expense was recognized prior to January 1, 2006.

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” and began recognizing compensation expense for share-based payments based on the fair value of the awards under the modified prospective application method. Share-based payments consist of stock option grants, restricted share awards and stock purchase plan issuances, each as described further below. SFAS 123(R) requires that compensation expense be calculated and recognized as follows: (a) grant date fair value calculated in accordance with the original provisions of SFAS 123 for unvested awards granted prior to January 1, 2006; (b) grant date fair value calculated in accordance with the provisions of SFAS 123(R) for awards granted subsequent to January 1, 2006; and (c) fair value of the shares purchased by employees from the Company’s stock purchase plan

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequent to January 1, 2006. The effect of the adoption of SFAS 123(R) on future operating results will depend, among other things, on levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

On December 22, 2005, the Board of Directors of the Company, upon the recommendation of the Board’s Governance and Compensation Committee, approved the acceleration of vesting of all stock options then held by current employees, making all of the outstanding stock options at December 31, 2005 vested and exercisable, primarily to avoid recognition of compensation expense in future periods. The additional pre-tax expense that, absent the accelerated vesting, would have been reflected in the Company’s consolidated statements of income for 2006 was approximately $6.4 million.

Share-based compensation expense for 2006 was approximately $1.9 million. In 2006, the Company recognized excess tax benefits of $0.4 million, classified as financing cash flows, and tax benefits of $0.3 million for options exercised, restricted shares vested and disqualifying stock purchase plan transactions. The tax benefit is included in the Company’s consolidated statement of operations for the same period. Share-based compensation of $0.1 million in 2006 was included in capitalizable indirect inventory costs.

Under the modified prospective application method adopted by the Company, results for prior periods have not been restated to reflect the effects of adopting SFAS 123(R). The following information is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share had the Company applied the fair-value recognition provisions of SFAS 123 to the share-based payments in those periods (dollars in thousands, except per share amounts):

	2005	2004
Net income (loss), as restated	$(2,314)	$22,178
Add: share-based compensation expense included in net income (loss), net of related tax effects	—	-—
Deduct: share-based compensation as determined under fair-value method for all awards, net of related tax effects	(14,634)	(3,780)

Pro forma net income (loss)	$(16,948)	$18,398

Earnings (loss) per basic share:
As restated	$(0.11)	$1.07
Pro forma	(0.80)	0.89
Earnings (loss) per diluted share:
As restated	$(0.11)	$1.04
Pro forma	(0.80)	0.86

Stock Options

West Marine awards options to purchase shares of common stock to certain eligible associates employed at the time of the grant. Options awarded under the Plan generally vest over four years and expire five years following the grant date. New shares are issued under the Company has determined the fair value of option awards by applying the Black-Scholes Merton option pricing valuation model and using following assumptions:

	2006	2005	2004
Expected price volatility	43%	60%	66%
Risk-free interest rate	4.2%-5.0%	2.6-4.3%	1.3-4.1%
Weighted-average expected term (years)	3.8	6.2	6.0
Dividend yield	—	—	—

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected price volatility: This is the percentage amount by which the price of West Marine common stock is expected to fluctuate annually during the estimated expected life. for stock options. Expected price volatility is calculated using historical daily closing prices over a period matching the weighted-average expected term, as management believes such changes are the best indicator of future volatility. An increase in expected price volatility would increase compensation expense.

Share issuance: The Company’s policy is to issue new shares of common stock for purchase under the Plan. Common shares are authorized by the Company’s board of directors, subject to stockholder approval, for issuance under the Plan and are managed by the plan administrators. Subject to adjustment, the maximum number of shares currently available for grant under the Plan may not exceed 7,300,000 shares.

Risk-free interest rate: This is the U.S. Treasury zero-coupon rate, as of the grant date, for issues having a term equal to the expected life of the stock option. An increase in the risk-free interest rate would increase compensation expense.

Expected term: This is the period of time over which stock options are expected to remain outstanding. The Company calculates expected term based on historical experience using the weighted-average of the vesting period and the full contractual term. An increase in the expected term would increase compensation expense.

Dividend yield: The Company historically has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. An increase in the dividend yield would decrease compensation expense.

A summary of the Company’s stock option activity in 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Option Grant Date Fair Value
Outstanding at year-end 2003 (1,127,542 shares exercisable at a weighted average price of $15.86)	2,950,856	$14.13
Granted	625,920	29.61
Exercised	(701,077)	12.68
Forfeited	(120,611)	15.58
Expired	(68,687)	11.48

Outstanding at year-end 2004 (943,504 shares exercisable at a weighted average price of $15.92)	2,686,401	17.95
Granted	742,608	20.54
Exercised	(201,709)	10.24
Forfeited	(148,728)	20.15
Expired	(41,197)	14.99

Outstanding at year-end 2005 (3,037,375 shares exercisable at a weighted average price of $18.99)	3,037,375	18.99	10.65
Granted	486,436	14.38	5.64
Exercised	(135,641)	7.61	5.16
Forfeited	(153,909)	19.15	12.29
Expired	(96,058)	24.10	14.86

Outstanding at year-end 2006 (2,729,858 shares exercisable at a weighted average price of $19.25)	3,138,203	$18.62	$12.26

The weighted-average grant date fair value of options granted in 2005 and 2004 was $10.47 per share and $16.16 per share, respectively. The aggregate fair value of options vested during 2005 and 2004 was $21.4 million and $7.3 million, respectively.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 30, 2006, aggregate intrinsic value was $6.4 million for options outstanding in the aggregate and $5.2 million for options outstanding and exercisable, based on the closing stock price on the preceding day. The total intrinsic value of options exercised in 2006, 2005 and 2004 was $1.0 million, $0.8 million and $8.5 million, respectively. In 2006, the weighted-average fair value of options on the dates granted was $5.64 per share and 15,829 options were vested with an aggregate grant date fair value of $0.1 million. At December 30, 2006, unrecognized compensation expense for stock options, net of expected forfeitures, was $1.7 million, with a weighted-average expense recognition period of 3.4 years.

Additional information for options outstanding at year-end 2006 is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$ 1.00 – $ 7.00	139,598	4.1	$4.50	139,594	4.1	$4.49
7.06 – 10.75	266,751	2.8	8.37	268,237	2.8	8.36
11.13 – 15.54	523,142	4.8	14.41	84,275	5.6	14.65
16.11 – 22.00	1,204,483	5.2	17.05	1,234,551	5.2	17.09
24.19 – 29.70	1,004,229	6.6	27.46	1,003,201	6.6	27.47

$ 1.00 – $29.70	3,138,203	5.3	$18.62	2,729,858	5.4	$19.33

Restricted Share Awards

The Plan also provides for awards of shares to eligible associates and directors that are subject to restrictions on transfer for a period of time (commonly referred to as “restricted shares”). Compensation expense for restricted share awards was approximately $1.2 million in 2006, including $0.8 million recognized upon the accelerated vesting of 48,735 restricted shares in June 2006. As of December 30, 2006, unrecognized compensation expense for unvested restricted share awards, net of expected forfeitures, was $0.7 million. A summary of restricted share activity in 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at year-end 2005 (Weighted average remaining vesting period of 3.2 years)	107,893	$16.62
Granted	9,699	14.61
Vested	(58,461)	16.52
Forfeited	(10,830)	16.58

Unvested at year-end 2006 (Weighted average remaining vesting period of 2.2 years)	48,301	$16.33

The weighted-average grant date fair value of restricted shares granted in 2005 and 2004 was $16.63 per share and $26.28 per share, respectively. The total fair value of restricted shares vested in 2005 and 2004 was $0.1 million and insignificant, respectively.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Associate Stock Purchase Plan

The Company has an Associate Stock Purchase Plan (the “Purchase Plan”) under which all eligible associates may elect to participate on the grant dates twice each year. Participating associates purchase West Marine shares at 85% of the lower of the closing price on (a) the grant date, or (b) the purchase date. For the 13-weeks and 52-weeks ended December 30, 2006, 46,286 shares and 94,938 shares, respectively, were purchased and $0.1 million and $0.4 million, respectively, of expense was recognized. At December 30, 2006, 113,912 shares were available for future issuance under the Purchase Plan. Assumptions used in determining the fair value of grants under the Purchase Plan at the end of 2006 were as follows:

Expected price volatility	41%
Risk-free interest rate	3.7% - 5.1%
Weighted-average expected term (years)	0.5
Dividend yield	—

NOTE 4: STORE CLOSURES AND OTHER RESTRUCTURING COSTS

In 2006, West Marine closed 35 stores, including 33 lower-performing stores that management had identified as having no reasonable expectation of significant positive cash flow over the near term. Additionally, the Company consolidated most call center operations in its Largo, Florida facility. In conjunction with these actions, the Company recognized charges of $14.5 million in 2006, comprised of $6.3 million for estimated lease contract termination obligations, a $3.5 million impairment charge to reduce the carrying value of long-lived assets, $1.7 million for termination severance benefits, $1.1 million for disposal of unsaleable merchandise, $1.5 million for other store closure costs such as site cleanup and repairs and related transportation costs, and $0.4 million for relocating call center operations. Accrued liabilities related to store closure costs outstanding at year-end 2006 were $3.0 million.

In 2005 and 2004, West Marine closed 11 stores and four stores, respectively, generally as the underlying lease contracts expired. Store closure costs in 2005 and 2004 were not significant and no related liabilities were outstanding at year-end 2005 and 2004.

Costs and obligations recorded by the Company in 2006 in conjunction with the store closures and call center relocation, excluding a $3.5 million impairment charge for store long-lived assets, are as follows:

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Beginning balance, January 1, 2006	$—	$—	$—
Charges (1)	4.7	6.3	11.0
Payments and settlements	(4.2)	(3.8)	(8.0)

Ending balance, December 30, 2006 (2)	$0.5	$2.5	$3.0

(1)	Included in “Store closure and other restructuring costs” in the Company’s 2006 consolidated statement of operations.

(2)	Estimated future cash outlays, included in “Accrued liabilities” in the Company’s 2006 consolidated balance sheet.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at year-end 2006 and 2005 (in thousands):

	At Year-End
	2006	2005
Furniture and equipment	$66,863	$67,489
Computer software and hardware	98,223	100,445
Leasehold improvements	59,539	60,181
Land and building	7,384	7,292

Property and equipment, at cost	232,009	235,407
Accumulated depreciation and amortization	(161,228)	(152,620)

Property and equipment, net	$70,781	$82,787

Depreciation and amortization expense for property and equipment was $21.5 million, $22.6 million and $23.9 million in 2006, 2005 and 2004, respectively.

NOTE 6: LINES OF CREDIT AND LONG–TERM DEBT

On December 29, 2005, the Company entered into a five-year, $225.0 million loan agreement with a group of lenders that replaced a prior, five-year, $190.0 million loan agreement. In connection with this transaction, the Company recorded a $0.8 million charge in the fourth quarter of 2005, representing the unamortized portion of loan costs associated with the Company’s prior bank credit facility.

The amount available to be borrowed is based on a percentage of West Marine’s inventory (but does not include capitalized indirect costs) and accounts receivable. The loan agreement contains certain covenants, including but not limited to, restrictions on the ability of West Marine and its subsidiaries to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. Additionally, a minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained. At the Company’s option, subject to certain conditions and restrictions, the loan agreement provides up to $25.0 million in additional financing during the term. The credit facility is guaranteed by West Marine and its subsidiaries and is secured by a security interest in all of the accounts receivable and inventory of West Marine and its subsidiaries, certain other assets related thereto and all proceeds thereof. The credit facility includes a $50.0 million sub-facility available for the issuance of commercial and stand-by letters of credit. The credit facility also includes a sub-limit of up to $20.0 million for same day advances.

At West Marine’s election, borrowings under the credit facility will bear interest at one of the following rates: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California or (2) the interest rate per annum at which deposits in U.S. dollars are offered by reference lenders to prime banks in designated markets located outside the U.S. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving credit facility. For 2006 and 2005, the weighted average interest rate on all of the Company’s outstanding borrowings was 6.7% and 4.9%, respectively.

At the end of fiscal year 2006, borrowings under this credit facility were $69.0 million, bearing interest at rates ranging from 5.7% to 8.3%, and $87.0 million was available for future borrowings. At the end of fiscal year 2005, borrowings under this credit facility were $117.0 million, bearing interest at rates ranging from 5.6% to 7.3%, and $54.0 million was available to be borrowed. At the end of 2006 and 2005, the Company had $5.7 million and $7.0 million, respectively, of outstanding commercial and stand-by letters of credit.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7: RELATED PARTY TRANSACTIONS

The Company purchases merchandise from a supplier in which the Chairman of the Company’s Board of Directors, Randolph K. Repass, is an investor and a member of the board of directors. Additionally, Mr. Repass’ brother is the president and his father is a member of the board of directors and a major stockholder of the related supplier. The Company’s cost of sales during 2006, 2005 and 2004 included $9.4 million, $9.7 million and $10.0 million, respectively, for goods purchased from the related supplier. Accounts payable to the related supplier at year-end 2006 and 2005 were $0.4 and $0.3 million, respectively. Purchases from the related supplier included in merchandise inventories at year-end 2006 and 2005 were $6.5 and $8.0 million, respectively.

West Marine leases its Watsonville support center and two retail stores from three partnerships, in each of which Mr. Repass serves as the general partner and members of his family own substantial interests, and in two of which a director of the Company is a limited partner. Additionally, the Company leases one retail store directly from Mr. Repass and one retail store from a member of his family. At year-end 2006, amounts due to or from these related lessors are insignificant.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as amended by FIN 46(R), requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity, or through an implicit guarantee. West Marine has determined that none of the three partnerships is a variable interest entity requiring consolidation.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment, retail stores, its distribution centers and its support center. The Company also sublets space at various locations with both month-to-month and non-cancelable sublease agreements. The operating leases of certain stores provide for periodic rent adjustments based on store revenues, the consumer price index and contractual rent increases.

The aggregate minimum annual contractual payments under non-cancelable leases, reduced for sublease income, in effect at fiscal year-end 2006 were as follows (in thousands):

2007	$43,353
2008	37,838
2009	31,270
2010	23,713
2011	16,047
Thereafter	$31,667

Minimum non-cancelable lease payments, net	$183,888

No assets of the Company were subject to capital leases at year-end 2006, 2005 or 2004. West Marine is party to various arrangements that are conditional in nature and obligate the Company to make payments only upon the occurrence of certain events. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. In addition, all but a limited number of the Company’s purchase commitments, which are not material, are cancelable without payment, and therefore, have been excluded from the table, along with all associate employment commitments.

The Company is party to various legal proceedings arising from normal business activities. In addition, the Company’s tax filings are subject to audit by authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes. The Company believes it has adequately provided for obligations

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that would result from these legal and tax proceedings where it is probable it will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial condition.

Following is a summary of rent expense by component (in thousands):

	2006	2005	2004
Minimum rent	$52,211	$42,843	$39,766
Percent rent	183	192	188
Sublease income	(99)	(210)	(146)
Rent paid to related parties	1,692	1,630	1,611

Total rent expense	$53,987	$44,455	$41,419

NOTE 9: INCOME TAXES

Following is a summary of the provision (benefit) for income taxes (in thousands):

	2006	2005	2004
Currently payable:
Federal	$189	$1,054	$9,434
State	437	(688)	1,851
Foreign	(39)	2	12

	587	368	11,297

Deferred:
Federal	(3,910)	(910)	2,787
State	(83)	(1,820)	(2,356)
Foreign	208	(120)	18

	(3,785)	(2,850)	449

Provision (benefit) for income taxes	$(3,198)	$(2,482)	$11,746

Following is a summary of the difference between the effective income tax rate and the statutory federal income tax rate:

	2006	2005	2004
Statutory federal tax rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal tax benefit (1)	2.2	(34.0)	(0.2)
Non-deductible permanent items	(0.2)	4.2	0.1
Reversal of taxes no longer required	—	(2.6)	—
Tax return to provision adjustments (1)	—	18.5	—
Foreign	1.8	(3.7)	0.2
Other	0.1	0.8	(0.5)

Effective tax rate	(31.1)%	(51.8)%	34.6%

(1)	In 2005, the Company adjusted its income taxes payable and deferred tax accounts among all jurisdictions. A state benefit of (16.2)% from this adjustment was included in “State income taxes, net of federal tax benefit”. The corresponding federal tax to provision adjustment was 18.5%. Income tax expense resulting from this adjustment was $0.1 million. State income tax benefits in 2005 and 2004 also arise from enterprise zone credits.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are determined based upon the estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Following is a summary of the tax effects of temporary differences that give rise to significant components of deferred tax liabilities (in thousands):

	2006	2005
Current:
Accrued expenses	$4,330	$3,504
Deferred compensation costs	2,353	2,450
Prepaid expenses	(2,099)	(2,262)
Capitalized inventory costs	1,614	2,650
Other	1,174	(958)

Total current	7,372	5,384

Non-current:
Deferred rent	1,879	1,997
Fixed assets	(5,730)	(8,353)
Intangible assets	(1,459)	(772)
Net operating loss carryforward	1,736	1,360
State tax credits	6,710	6,077
Other	604	(80)

Total non-current	3,740	229

Valuation allowance	(3,385)	(1,671)

Total deferred tax assets	$7,727	$3,943

On the consolidated balance sheets, net current deferred taxes are included in “Deferred income taxes” at year-end 2006 and 2005; net non-current deferred taxes are included in “Other assets” at year-end 2006 and in “Deferred items” liability at year-end 2005.

At year-end 2006, the Company had a federal net operating loss carry forward of approximately $6.3 million that expires in 2026 and state net loss carryforwards of approximately $28.3 million that expire between 2007 and 2026. In addition, the Company had state enterprise zone credits of $4.9 million that may be used for an indefinite period of time and South Carolina tax credits of $1.7 million that expire between 2014 and 2018. These carryforwards are available to offset future state taxable income. At year-end 2006, the Company had foreign net loss carryforwards of approximately $6.3 million that expire between 2007 and 2013.

The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets on a jurisdiction-by-jurisdiction basis. A valuation allowance must be provided when it is more likely than not that a deferred tax asset will not be realized. Accordingly, the Company provided a valuation allowance of $3.4 million at year-end 2006 with respect to its deferred tax assets in certain state and foreign jurisdictions because of uncertainty regarding their realizability due to recent tax losses. The Company’s tax filings are subject to audit by authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes. The Company believes it has adequately provided for obligations that would result from these tax proceedings where it is probable it will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial condition.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10: EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee’s contribution up to 5% of the employee’s annual compensation, subject to statutory limitations. The Company’s contributions to the plan for 2006, 2005 and 2004 were $0.6 million, $0.7 million and $0.6 million, respectively. Plan participants may choose from an array of mutual fund investment options. The plan does not permit investments in West Marine stock.

NOTE 11: SEGMENT INFORMATION

The Company has three divisions—Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet)—all of which sell merchandise directly to customers. The customer base overlaps between the Company’s Stores and Port Supply divisions, and between its Stores and Direct Sales divisions. All processes for the three divisions within the supply chain are commingled, including purchases from vendors, distribution center activity and customer delivery.

Segment assets are not presented, as the Company’s assets are commingled and are not available by segment. Contribution is defined as net sales, less product costs and direct expenses. Following is financial information related to the Company’s business segments (in thousands):

	2006	2005	2004
Net sales:
Stores	$629,854	$601,225	$588,409
Port Supply	43,509	48,135	49,279
Direct Sales	43,241	42,904	45,308

Consolidated net sales	$716,604	$692,264	$682,996

Contribution:
Stores	$48,344	$52,483	$78,528
Port Supply	4,872	6,832	8,174
Direct Sales	4,750	6,206	8,740

Consolidated contribution	$57,966	$65,521	$95,442

Reconciliation of consolidated contribution to net income (loss):
Consolidated contribution	$57,966	$65,521	$95,442
Less:
Cost of goods sold not included in consolidated contribution	(31,286)	(25,337)	(29,748)
General and administrative expenses	(30,571)	(37,905)	(24,458)
Interest expense	(6,406)	(6,283)	(5,893)
Charges for unamortized portion of loan costs and debt extinguishment costs	—	(792)	(1,419)
Provision (benefit) for income taxes	3,198	2,482	(11,746)

Net income (loss)	$(7,099)	$(2,314)	$22,178

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12: QUARTERLY FINANCIAL DATA

(Unaudited and in thousands, except per share data)

	2006
	First Quarter				Second Quarter
	As Reported		As Restated (1)		As Reported		As Restated (1)
Net sales	$132,641		$132,641		$264,547		$264,547
Gross profit	34,927		31,236		89,552		89,769
Income (loss) from operations	(13,203)		(16,894)		26,116	(2)	26,333	(2)
Net income (loss)	(9,381)		(11,926)		14,047	(2)	14,197	(2)
Net income (loss) per share:
Basic	$(0.44)		$(0.56)		$0.66	(2)	$0.67	(2)
Diluted	(0.44)		(0.56)		0.65	(2)	0.66	(2)
Stock trade price:
High	$15.31		$15.31		$15.07		$15.07
Low	12.32		12.32		13.28		13.28

	2006
	Third Quarter						Fourth Quarter
	As Reported		As Restated (1)
Net sales	$195,605		$195,605				$123,811
Gross profit	54,773		58,455				26,835
Income (loss) from operations	2,263	(3)	5,945	(3)			(19,275	)(4)
Net income (loss)	376	(3)	2,914	(3)			(12,284	)(4)
Net income (loss) per share:
Basic	$0.02	(3)	$0.14	(3)			$(0.57	)(4)
Diluted	0.02	(3)	0.14	(3)			(0.57	)(4)
Stock trade price:
High	$14.20		$14.20				$17.96
Low	11.06		11.06				14.17

	2005
	First Quarter		Second Quarter
	As Reported	As Restated (1)	As Reported	As Restated (1)
Net sales	$125,338	$125,338	$253,547	$253,547
Gross profit	32,828	31,137	93,916	92,797
Income (loss) from operations	(7,389)	(9,080)	38,453	37,334
Net income (loss)	(5,505)	(6,531)	22,791	22,112
Net income (loss) per share:
Basic	$(0.26)	$(0.31)	$1.08	$1.05
Diluted	(0.26)	(0.31)	1.07	1.04
Stock trade price:
High	$26.46	$26.46	$21.16	$21.16
Low	20.30	20.30	15.95	15.95

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005
	Third Quarter		Fourth Quarter
	As Reported	As Restated (1)	As Reported		As Restated (1)
Net sales	$188,574	$188,574	$124,805		$124,805
Gross profit	55,397	57,471	20,494	(5)	21,008	(5)
Income (loss) from operations	4,525	6,599	(33,088	)(5,6)	(32,574	)(5,6)
Net income (loss)	2,022	3,280	(21,487	)(5,6,7)	(21,175	)(5,6,7)
Net income (loss) per share:
Basic	$0.10	$0.16	$(1.01	)(5,6,7)	$(1.00	)(5,6,7)
Diluted	0.09	0.15	(1.01	)(5,6,7)	(1.00	)(5,6,7)
Stock trade price:
High	$20.89	$20.89	$16.00		$16.00
Low	14.70	14.70	12.73		12.73

(1)	See Note 2 for further discussion.

(2)	Includes $3.5 million pre-tax, or ($0.11) per share after-tax, asset impairment charge related to store closures (see Note 4).

(3)	Includes a $1.5 million pre-tax, or ($0.05) per share after-tax, charge related to store closures (see Note 4).

(4)	Includes a $9.5 million pre-tax, or ($0.30) per share after-tax, charge related to store closures and other restructuring activities (see Note 4).

(5)	Includes a $2.9 million pre-tax, or ($0.08) per share after-tax, charge for reducing merchandise inventories to market value lower than cost.

(6)	Includes an $8.6 million pre-tax, or ($0.25) per share after-tax, charge for cancelled software development projects and a $2.0 million pre-tax, or ($0.06) per share after-tax, charge related to discontinuing the Company’s use of the BoatU.S. trade name.

(7)	Includes an $0.8 million pre-tax, or ($0.02) per share after-tax, charge for the unamortized portion of loan costs related to the repayment of then existing debt, in connection with obtaining a new bank credit facility.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

West Marine’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, management has concluded that our disclosure controls and procedures were effective as of December 30, 2006 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Restatement—Remediation of Related Control Deficiency

In the course of a company-initiated review of its accounting for capitalized indirect inventory costs which began during the fourth quarter of 2005 and concluded during the financial closing process in connection with the preparation of this report, West Marine determined that a portion of store occupancy costs had been capitalized in error, resulting in the restatement of previously-issued financial statements. The error originated from a change in accounting policy that occurred in fiscal year 2003. Management initiated the review of accounting for capitalized indirect inventory costs based on information detected by internal controls designed and maintained to monitor existing accounting policies for compliance with generally accepted accounting principles.

Since internal controls over financial reporting were effective in determining that changes in accounting policy with respect to capitalized indirect inventory costs would have been appropriately applied and disclosed in West Marine’s financial statements for the year ended December 30, 2006 and such controls were designed and in place at December 30, 2006, management concluded in “Management’s Report on Internal Control Over Financial Reporting” that such controls were effective at December 30, 2006. Additionally, in the first quarter of fiscal year 2007, West Marine refined and expanded the documentation of its accounting policies and procedures related to capitalized indirect inventory costs so that such methods continue to be applied properly and consistently in future periods.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Exhibit Index

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K for the year ended January 3, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Current Report on Form 8-K, dated March 8, 2007 and filed with the Commission on March 13, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.2	Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.3*	Omnibus Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated May 4, 2006 and filed with the Commission on May 10, 2006).

10.3.1*	Form of Notice of Grant of Stock Options and Option Agreement for Employees (incorporated by reference to Exhibit 10.3.1 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.3.2*	Form of Notice of Grant of Stock Options for Non-Employee Directors (incorporated by reference to Exhibit 10.3.2 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.3.3*	Form of Notice of Grant of Stock Options and Option Agreement for Peter Harris (incorporated by reference to Exhibit 10.3.3 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.3.4*	Notice to holders of West Marine, Inc. stock options regarding accelerated vesting (incorporated by reference to Exhibit 10.4 to West Marine, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 29, 2005).

10.4*	Associates Stock Buying Plan, as amended through March 2002 (incorporated by reference to Exhibit 10.3 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.5	Lease Agreement, dated June 15, 1995, among John E. Van Valkenburgh, Carl D. Panattoni and West Marine Products, Inc. for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.9 to West Marine’s Annual Report on Form 10-K for the year ended December 30, 1995).

10.5.1	Addendum, dated June 3, 1996, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.10.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.5.2	First Amendment, dated March 23, 1999, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.10.2 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.5.3	Second Amendment, dated as of June 11, 2002, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.7 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

Exhibit Number	Exhibit

10.5.4	Third Amendment, dated as of April 1, 2003, to Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.7.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.6	Lease Agreement, dated March 11, 1997, between Cabot Industrial Venture A, LLC, a Delaware limited liability company, as successor to Cabot Industrial Properties, L.P., a Delaware limited partnership, as successor to W/H No. 31, L.L.C., a South Carolina limited liability company and West Marine, Inc. for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).

10.6.1	First Amendment, dated August 11, 1998, to Lease Agreement for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.6.2	Second Amendment, dated April 18, 2000, to Lease Agreement, between Cabot Industrial Properties, L.P. and West Marine, Inc., for the Rock Hill, South Carolina Distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.2 to West Marine’s Quarterly Report on Form 10-K for the year ended December 29, 2001).

10.6.3	Third Amendment, dated as of July 26, 2004, to Lease Agreement, dated March 11, 1997, between Cabot Industrial Venture A, LLC (as assignee of Cabot Industrial Properties, L.P.) and West Marine, Inc., for the Rock Hill, South Carolina distribution facility (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated October 4, 2004 and filed with the Commission on October 8, 2004).

10.7	Lease Agreement, dated June 26, 1997, between Watsonville Freeholders and West Marine Products Inc. for the Watsonville, California offices and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.7.1	First Amendment of Lease, dated July 27, 2005, by and between Watsonville Freeholders and West Marine Products, Inc. (incorporated by reference to Exhibit 10.14 to West Marine, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on July 28, 2005).

10.7.2	Second Amendment of Lease, dated December 22, 2005, by and between Watsonville Freeholders and West Marine Products, Inc. (incorporated by reference to Exhibit 10.3 to West Marine, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 29, 2005).

10.8	Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.8.1	Lease Amendment I, dated November 25, 1996, to the Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8.1 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.8.2	Lease Amendment II, dated June 25, 1998, to the Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8.2 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

Exhibit Number	Exhibit

10.8.3	Landlord Subordination, dated February 25, 2003, to the Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8.3 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.8.4	Third Amendment of Lease, dated April 23, 2004, to the Lease Agreement, dated December 1, 1986, between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P. and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8.4 to West Marine’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.9	Loan and Security Agreement, dated as of December 29, 2005, among West Marine Products, Inc., each of the persons identified as borrowers on the signature pages thereof, each of the persons identified as guarantors on the signature pages thereof, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Issuing Lender, and Wells Fargo Retail Finance, LLC, as Agent for the lenders (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 29, 2005 and filed with the Commission on January 4, 2006).

10.9.1	Letter Agreement, dated as of December 13, 2006, by and between Wells Fargo Retail Finance, LLC, as Agent and a Lender, and West Marine Products, Inc.

10.10	Marketing Agreement, dated as of January 14, 2003, between and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.10.1	Amendment, dated as of April 7, 2005, to Marketing Agreement, dated as of January 14, 2003, between and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005).

10.11*	Executive Employment Agreement, dated as of December 11, 2006, between West Marine, Inc. and West Marine Products, Inc. and Thomas Moran (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 11, 2006 and filed with the Commission on December 12, 2006).

10.12*	Letter Agreement, dated as of February 7, 2000, between West Marine, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.6 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.12.1*	Executive Termination Compensation Agreement, dated as of August 10, 2004, between West Marine, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.17.1 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.12.2*	Release Agreement, dated April 7, 2006, between West Marine, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated April 7, 2006 and filed with the Commission on April 7, 2006).

10.13*	Letter Agreement, dated as of December 6, 2004, between West Marine, Inc. and Peter Harris (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 6, 2004 and filed with the Commission on December 9, 2004).

Exhibit Number	Exhibit

10.13.1*	Employee Agreement Regarding Confidentiality and Non-Solicitation, dated as of December 6, 2004, between West Marine, Inc. and Peter Harris (incorporated by reference to Exhibit 10.2 to West Marine’s Current Report on Form 8-K dated December 6, 2004 and filed with the Commission on December 9, 2004).

10.14*	Executive Termination Compensation Agreement, dated as of September 9, 2004, between West Marine, Inc. and Bruce Edwards (incorporated by reference to Exhibit 10.15 of West Marine’s Annual Report on Form 10-K for the year ended December 31, 2005).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2007	WESTMARINE, INC.

	By:	/s/ PETER L. HARRIS
Peter L. Harris
President and Chief Executive Officer

Power of Attorney

West Marine, Inc. a Delaware corporation, and each person whose signature appears below, constitutes and appoints Peter L. Harris and Thomas R. Moran, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to such annual report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of West Marine, Inc. and in the capacities and on the dates indicated.

Signature Capacity

/s/ PETER L. HARRIS
Peter L. Harris
President, Chief Executive Officer and Director (Principal Executive Officer)
March 27, 2007

/s/ THOMAS R. MORAN
Thomas R. Moran
Senior Vice President and Chief Financial Officer (Principal Financial Officer )
March 27, 2007

/s/ PETER VAN HANDEL
Peter Van Handel
Vice President and Chief Accounting Officer (Principal Accounting Officer )
March 27, 2007

/s/ RANDOLPH K. REPASS
Randolph K. Repass
Chairman of the Board and Director
March 26, 2007

/s/ GEOFFREY A. EISENBERG
Geoffrey A. Eisenberg
Director
March 26, 2007

/s/ DAVID MCCOMAS
David McComas
Director
March 26, 2007

/s/ ALICE M. RICHTER
Alice M. Richter
Director
March 26, 2007

/s/ PETER ROY
Peter Roy
Director
March 24, 2007

/s/ DANIEL J. SWEENEY
Daniel J. Sweeney
Director
March 26, 2007

/s/ WILLIAM U. WESTERFIELD
William U. Westerfield
Director
March 24, 2007