Form 10-Q/A
period 2006-04-01
WEST MARINE INC
filed 2007-05-09
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note

This Form 10-Q/A is being filed to restate the financial statements and certain disclosure items related to management’s review of its inventory accounting practices and reevaluation of various indirect costs included in inventory cost. In connection with this review, management determined that the inclusion of a portion of store occupancy costs and certain other indirect costs in inventory was an error requiring correction by restating West Marine’s previously-issued financial statements.

The consolidated balance sheets as of April 1, 2006 and April 2, 2005 and the consolidated statements of operations and consolidated statements of cash flows for the 13 weeks ended April 1, 2006 and April 2, 2005 presented in this report have been restated. All financial information included in this report is based on our restated financial statements. See Note 2 to our consolidated financial statements in Item 1 for additional information regarding the restatement.

This amendment does not reflect events occurring after the original filing of the quarterly report on May 11, 2006, except to reflect the restatement as described above, or modify or update those disclosure items presented in the original Form 10-Q and not contained in this amendment. Amendments to the quarterly reports on Form 10-Q for the quarterly periods ended July 1, 2006 and September 30, 2006 are being filed concurrently with this filing.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 1, 2006, DECEMBER 31, 2005 AND APRIL 2, 2005

(Unaudited and in thousands, except share data)

	As Restated (Note 2) April 1, 2006	December 31, 2005	As Restated (Note 2) April 2, 2005
ASSETS
Current assets:
Cash	$12,341	$13,058	$8,288
Trade receivables, net	7,789	6,125	8,095
Merchandise inventories	345,505	277,932	332,051
Deferred income taxes	6,570	5,384	7,493
Other current assets	36,121	29,376	33,310

Total current assets	408,326	331,875	389,237
Property and equipment, net	81,816	82,787	88,410
Goodwill	56,905	56,905	56,905
Intangibles	258	268	2,478
Other assets	3,671	3,534	3,337

TOTAL ASSETS	$550,976	$475,369	$540,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,887	$37,589	$74,317
Accrued expenses	36,080	35,549	25,686

Total current liabilities	128,967	73,138	100,003
Long-term debt	148,384	117,000	157,907
Deferred items and other non-current obligations	9,576	9,630	13,627

Total liabilities	286,927	199,768	271,537

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; issued and outstanding: 21,338,875 shares at April 1, 2006, 21,204,533 shares at December 31, 2005 and 21,025,270 shares at April 2, 2005	21	21	21
Additional paid-in capital	160,399	159,891	157,333
Accumulated other comprehensive income	48	182	186
Retained earnings	103,581	115,507	111,290

Total stockholders’ equity	264,049	275,601	268,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$550,976	$475,369	$540,367

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	13 Weeks Ended
	As Restated (Note 2) April 1, 2006	As Restated (Note 2) April 2, 2005
Net sales	$132,641	$125,338
Cost of goods sold	101,405	94,201

Gross profit	31,236	31,137
Selling, general and administrative expense	48,130	40,217

Loss from operations	(16,894)	(9,080)
Interest expense	1,859	1,635

Loss before income taxes	(18,753)	(10,715)
Benefit from income taxes	(6,827)	(4,184)

Net loss	$(11,926)	$(6,531)

Net loss per share - basic and diluted	$(0.56)	$(0.31)
Weighted average common and common equivalent shares outstanding - basic and diluted	21,330	20,939

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	13 Weeks Ended
	As Restated (Note 2) April 1, 2006	As Restated (Note 2) April 2, 2005
OPERATING ACTIVITIES:
Net loss	$(11,926)	$(6,531)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,634	5,657
Tax benefit from exercise of stock options	80	709
Stock-based compensation	276	—
Provision for doubtful accounts	90	89
Loss on asset disposals	11	1
Benefit from deferred income taxes	(1,252)	(665)
Changes in assets and liabilities:
Accounts receivable	(1,754)	(1,975)
Merchandise inventories	(67,574)	(19,830)
Prepaid expenses and other current assets	(6,745)	(4,154)
Other assets	(167)	(420)
Accounts payable	55,227	8,896
Accrued expenses	531	(2,459)
Deferred items	7	103

Net cash used by operating activities	(27,562)	(20,579)

INVESTING ACTIVITY:
Purchases of property and equipment	(4,589)	(11,659)

Net cash used in investing activity	(4,589)	(11,659)

FINANCING ACTIVITIES:
Net borrowings on line of credit	31,384	33,843
Payment of loan costs	(102)	—
Proceeds from exercise of stock options	152	1,224

Net cash provided by financing activities	31,434	35,067

NET (DECREASE) INCREASE IN CASH	(717)	2,829
CASH AT BEGINNING OF PERIOD	13,058	5,459

CASH AT END OF PERIOD	$12,341	$8,288

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

The condensed consolidated balance sheet at December 31, 2005, presented herein, has been derived from the audited consolidated financial statements of the Company as restated for the year then ended and were included in West Marine’s Annual Report on Form 10-K for the year ended December 30, 2006.

Accounting policies followed by the Company are described in Note 1 to its audited consolidated financial statements for the year ended December 31, 2005. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted for purposes of the condensed consolidated interim financial statements presented herein. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

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

The terms “2005” and “2006” refer to the Company’s fiscal years ended December 31, 2005 and December 30, 2006, respectively.

NOTE 2. Restatement of Prior Periods

The condensed consolidated financial statements for the first quarters of 2006 and 2005 presented in this amended report are restated to correct certain indirect costs erroneously capitalized in inventory. In light of recent changes in the Company’s business model, management reviewed its inventory accounting practices and reevaluated various indirect costs included in inventory cost. In connection with this review, management determined that the inclusion of a portion of store occupancy costs and certain other indirect costs in inventory was an error requiring correction by restating the Company’s previously-issued financial statements.

Additionally, during the course of this review, an error was identified in the Company’s reporting of the adoption of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” in 2003, requiring correction by separately reporting the cumulative effect of a change in accounting principle in the Company’s previously-issued financial statements.

As a result, the Company has restated its consolidated financial statements for fiscal years 2002, 2003, 2004 and 2005, for each quarter in fiscal year 2005 and for the first three quarters in fiscal year 2006. The effects of the restatement on the condensed consolidated statements of operations, condensed consolidated balance sheets and condensed consolidated statements of cash flows for the quarters ended April 1, 2006 and April 2, 2005 are presented in the following tables.

Condensed Consolidated Balance Sheets

(in thousands)

	April 1, 2006			April 2, 2005
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Assets
Merchandise inventories	$383,861	$(38,356)	$345,505	$368,184	$(36,133)	$332,051
Deferred income taxes	—	6,570	6,570	—	7,493	7,493
Total current assets	440,112	(31,786)	408,326	417,877	(28,640)	389,237
Total assets	582,762	(31,786)	550,976	569,007	(28,640)	540,367
Liabilities
Deferred current liabilities	8,221	(8,221)	—	6,730	(6,730)	—
Total current liabilities	137,188	(8,221)	128,967	106,733	(6,730)	100,003
Total liabilities	295,148	(8,221)	286,927	278,267	(6,730)	271,537
Stockholders’ Equity
Retained earnings	127,146	(23,565)	103,581	133,200	(21,910)	111,290
Total stockholders’ equity	287,614	(23,565)	264,049	290,740	(21,910)	268,830
Total liabilities and stockholders’ equity	582,762	(31,786)	550,976	569,007	(28,640)	540,367

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	13 Weeks Ended April 1, 2006			13 Weeks Ended April 2, 2005
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Cost of goods sold	$97,714	$3,691	$101,405	$92,510	$1,691	$94,201
Gross profit	34,927	(3,691)	31,236	32,828	(1,691)	31,137
Loss from operations	(13,203)	(3,691)	(16,894)	(7,389)	(1,691)	(9,080)
Loss before income taxes	(15,062)	(3,691)	(18,753)	(9,024)	(1,691)	(10,715)
Benefit from income taxes	(5,681)	(1,146)	(6,827)	(3,519)	(665)	(4,184)
Net loss	(9,381)	(2,545)	(11,926)	(5,505)	(1,026)	(6,531)
Net loss per share - basic and diluted	$(0.44)	$(0.12)	$(0.56)	$(0.26)	$(0.05)	$(0.31)

Condensed Consolidated Statements of Cash Flows

(in thousands)

	13 Weeks Ended April 1, 2006			13 Weeks Ended April 2, 2005
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Operating Activities
Net loss	$(9,381)	$(2,545)	$(11,926)	$(5,505)	$(1,026)	$(6,531)
Changes in assets and liabilities:
Merchandise inventories	(71,265)	3,691	(67,574)	(21,521)	1,691	(19,830)
Benefit from deferred income taxes	(106)	(1,146)	(1,252)	—	(665)	(665)
Net cash used in operating activities	(27,562)	—	(27,562)	(20,579)	—	(20,579)

NOTE 3. Stock-based Compensation

The Company provides stock-based compensation principally in the form of options to purchase the Company’s common stock under its Omnibus Equity Incentive Plan (the “Plan”). Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under the Company’s stock-based compensation plans. SFAS 123(R) requires that share-based compensation expense be recognized as follows: (a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested awards granted prior to January 1, 2006; (b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested awards granted subsequent to January 1, 2006; and (c) the discount on shares purchased by employees from the Employee Stock Purchase Plan subsequent to January 1, 2006 which amount represents the difference between the grant date fair value and the employee purchase price for such shares. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and SFAS 123, “Accounting for Stock-Based Compensation.” As awards were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to the adoption of SFAS 123(R). The Company adopted SFAS 123(R) under the modified-prospective-transition method and, therefore, results from prior periods have not been restated. The following table details the effect on net loss and loss per share had compensation expense for the employee stock-based awards been recorded in the first quarter of 2005 based on the fair value method under SFAS 123. The reported and pro forma net loss and loss per share for the first quarter 2006 are the same because stock-based compensation expense was calculated under the provisions of SFAS 123(R). The amounts reported for the first quarter 2006 are included in the table below to provide the detail for a comparative presentation to the first quarter of 2005.

	13 Weeks Ended
	April 1, 2006	April 2, 2005
	(in thousands, except share data)
Net loss, as restated	$(11,926)	$(6,531)
Add: Total stock-based compensation expense included in net income, net of related tax effects	170	—
Deduct : Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(170)	(1,005)

Pro forma net loss	$(11,926)	$(7,536)

Net loss per share, basic and diluted:
As restated	$(0.56)	$(0.31)
Pro forma	$(0.56)	$(0.36)
Anti-dilutive shares excluded from calculation	2,462,403	1,146,576

For the 13-week period ended April 1, 2006, the adoption of SFAS 123(R) resulted in additional share-based expense (a component of operating, selling, and general and administrative expense) in the amount of approximately $0.2 million related to stock options compared to the expense that would have been recognized had the Company continued to account for share-based compensation under APB No. 25. This additional share-based compensation had a minimal impact on basic and diluted net loss per share. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing rather than operating cash flow. With the adoption of SFAS 123(R), the Company recognized $0.1 million in excess tax benefits. The effect of adoption of SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises. On December 31, 2005, the Board of Directors of the Company, upon the recommendation of the Board’s Compensation and Governance Committee, approved the acceleration of vesting of all unvested stock options held by current employees, making all of the outstanding stock options at December 31, 2005 vested and exercisable. Therefore, all stock option share-based expense recognized in the 13-week period ended April 1, 2006 was related solely to options granted after December 31, 2005. The additional pre-tax expense that, absent the vesting acceleration, would have been reflected in the Company’s consolidated financial statements for the 13-week period ended April 1, 2006, would have been approximately $1.6 million.

The Company grants options to purchase common stock to eligible employees and non-employee directors under the Plan. For the 13-week period ended April 1, 2006, the Company granted an award of 50,000 options to purchase the Company’s common stock to a new senior vice president on March 31, 2006. The options have a term of seven years and vest four years from the grant date, with all vested options exercisable up to 90 days after termination of employment. The fair value of the option is amortized as compensation expense on a straight-line basis over the period between the grant date and the vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes Merton option pricing valuation model. The application of the valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average key assumptions used in determining the fair value of options granted in the 13-week period ended April 1, 2006, and a summary of the methodology applied to develop each assumption are as follows:

Expected price volatility	45%
Risk-free interest rate	4.8%
Weighted average expected lives (years)	4.0
Dividend yield	—

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

A summary of stock option activity since our most recent fiscal year ended December 31, 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at year-end 2005 (3,037,375 exercisable at a weighted average price of $18.99)	3,037,375	$18.99
Granted (weighted average fair value at grant date: $15.12)	50,000	15.12
Exercised (total intrinsic value at exercise date: $0.2 million)	(27,188)	5.94
Canceled	(37,914)	17.49

Outstanding at period-end April 1, 2006 ( 2,972,273 exercisable at a weighted average price of $19.13)	3,022,273	19.06

Additional information regarding options outstanding as of April 1, 2006 under the Plan is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 4.38 – $11.43	516,535	4.0	$6.99	516,535	$6.99
11.43 – 20.00	1,322,645	6.3	16.60	1,272,645	16.65
20.01 – 34.50	1,183,093	6.6	27.09	1,183,093	27.09

$ 4.38 – $34.50	3,022,273	6.0	19.06	2,972,273	19.13

The weighted average remaining contractual life of exercisable options as of April 1, 2006 is 6.0 years.

Shares reserved for future option grants under the Plan were 205,086 at April 1, 2006. For the 13-week period ended April 1, 2006, the weighted average grant date fair value of options granted is $4.66 and no options have vested. At April 1, 2006, the total compensation cost related to non-vested awards not yet recognized was $0.2 million with a weighted average expense recognition period of 4.0 years. The aggregate intrinsic value was approximately $3.3 million for outstanding and exercisable stock options as of April 1, 2006.

Restricted Stock

The Plan also provides for grants of restricted stock. The Company generally grants restricted stock with a four year vesting period, which is also the requisite service period. Restricted stock vests on a straight-line basis between the grant date for the award and the vesting date. The fair value of restricted stock is the market price of the Company’s stock on the date of grant.

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

As of April 1, 2006, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 3.0 years. Total compensation expense for restricted stock awards was approximately $0.3 million for the 13-week period ended April 1, 2006 and no shares vested during such period.

Associate Stock Purchase Plan

The Company has an associate stock purchase plan the “Purchase Plan” covering all eligible associates. Participants in the plan may purchase the Company’s stock through regular payroll deductions. The stock is purchased on the last business day of April and October at 85% of the lower of the closing price of its common stock on the grant date or the purchase date. No shares were issued and no compensation expense was recognized in the 13-week period ended April 1, 2006. As of April 1, 2006, 166,564 shares were available for future issuance under the Purchase Plan.

NOTE 4. Segment Information

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

Assets are not presented by segment, as the Company’s assets overlap among segments. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended
	As restated
	April 1, 2006	April 2, 2005
Net sales:
Stores	$114,102	$106,002
Direct Sales	8,013	8,020
Port Supply	10,526	11,316

Consolidated net sales	$132,641	$125,338

Contribution:
Stores	$(4,431)	$(753)
Direct Sales	1,299	1,670
Port Supply	1,318	1,749

Consolidated contribution	$(1,814)	$2,666

Reconciliation of consolidated contribution to net loss:
Consolidated contribution	$(1,814)	$2,666
Less:
Indirect costs of goods sold not included in consolidated contribution	(7,259)	(5,321)
General and administrative expenses	(7,821)	(6,425)
Interest expense	(1,859)	(1,635)
Benefit from income taxes	6,827	4,184

Net loss	$(11,926)	$(6,531)

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

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying condensed consolidated financial statements have been restated.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Marine, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein, as restated); and in our report dated March 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

May 10, 2006 (March 27, 2007 as to the effects of the restatement discussed in Note 2)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q/A.

Restatement

The condensed consolidated financial statements for the first quarter of 2006 and the first quarter of 2005 presented in this report are restated to correct certain indirect costs erroneously capitalized in inventory. The restatement had the effect of increasing net loss for the first quarter of 2006 and the first quarter of 2005 by $2.5 million and $1.0 million, respectively. For more information, see Note 2 to our consolidated financial statements in Item 1 of this report. All information in this Item 2 gives effect to the restatement.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of West Marine’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our accounting policies and estimates are periodically reevaluated and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. We have identified certain critical accounting policies, which are described below.

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

Stock-based compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) 123(R) “Share-Based Payment” and began recognizing compensation expense for its stock-based payments based on the fair value of the awards under the modified prospective application method. Stock-based payments consist of stock option grants, restricted share awards and stock purchase plan issuances. The effect of the adoption of SFAS 123(R) on future results will depend, among other things, on levels of stock-based payments granted in the future, actual forfeiture rates and the timing of option exercises. For more information, see Note 3 to our condensed consolidated financial statements, in Item 1 of this report.

Merchandise inventories and vendor allowances. Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store selling locations and operating costs of our merchandising, replenishment and distribution activities. Indirect costs included in inventory value at the end of the first quarter of 2006 and 2005 were $33.7 million and $29.8 million, respectively. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold.

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

Results of Operations

The following table sets forth certain statement of operations components expressed as a percent of net sales:

	13 Weeks Ended
	April 1, 2006	April 2, 2005
Net sales	100.0%	100.0%
Cost of goods sold	76.5	75.2

Gross profit	23.5	24.8
Selling, general and administrative expense	36.2	32.0

Loss from operations	(12.7)	(7.2)
Interest expense	1.4	1.3

Loss before income taxes	(14.1)	(8.5)
Benefit from income taxes	(5.1)	(3.3)

Net loss	(9.0)	(5.2)

Three Months Ended April 1, 2006 compared to Three Months Ended April 2, 2005

Net sales for the first quarter of 2006 were $132.6 million, an increase of $7.3 million, or 5.8%, compared to net sales of $125.3 million in the first quarter of 2005. Net loss for the first quarter of 2006 was $11.9 million, or ($0.56) per share, compared to a net loss of $6.5 million, or ($0.31) per share, in the first quarter of 2005.

Net sales attributable to our Stores division increased $8.1 million to $114.1 million in the first quarter of 2006, a 7.6% increase compared to the first quarter of 2005, primarily due to new store openings. Comparable store sales increased 4.8% for the first quarter of 2006 compared to the same period a year ago, mainly due to improved weather in the northeast, mid-Atlantic and Great Lakes areas this year. Wholesale (Port Supply) net sales through our distribution centers decreased $0.8 million, or (7.0%), to $10.5 million for the first quarter of 2006 compared with 2005, primarily because wholesale customers purchased more merchandise through our store locations. Direct Sales net sales remained relatively flat at $8.0 million compared to last year.

Gross profit increased by $0.1 million, or 0.3%, to $31.2 million for the first quarter of 2006, compared to $31.1 million in the first quarter of 2005. Gross profit as a percentage of net sales decreased to 23.5% for the first quarter of 2006, compared to 24.8% in the first quarter of 2005. Gross profit as a percentage of sales decreased by 130 basis points for the first quarter of 2006, compared to the first quarter of 2005, primarily due to a $2.5 million, or 130 basis point, change in the level of indirect costs and vendor allowances that were capitalized in inventory value, which decreased gross profit as the related products were sold.

Selling, general and administrative expenses increased $7.9 million, or 19.7%, to $48.1 million in the first quarter of 2006, compared to $40.2 million for the same period last year. Selling, general and administrative expenses increased as a percentage of sales to 36.2% in the first quarter of 2006, versus 32.0% in the first quarter of last year, largely due to operating costs for new stores added during the last six months of 2005 and first three months of 2006, as well as investments in store selling initiatives. We opened 24 stores and closed 10 stores during the last six months of 2005, and opened 4 stores and closed 1 store in the first quarter of 2006. We also expensed approximately $0.8 million for costs incurred during the first quarter of 2006 related to discontinued software development projects. See “Critical Accounting Policies and Estimates-Impairment of long-lived assets” for more information regarding these projects. We do not expect to incur significant additional costs related to these discontinued projects.

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

Operating Activities

During the first three months of 2006, net cash used by operating activities was $27.6 million due primarily to an increase in merchandise inventories of $67.6 million, partially offset by an increase in accounts payable of $55.2 million.

We increased inventories by $67.6 million during the first three months of 2006, compared to an increase in inventories of $19.8 million during the first three months of last year. Although total inventory value increased by 4% compared to the end of the first quarter last year, mainly due to the addition of new stores, inventory per square foot was relatively flat compared to last year. We do not expect similar increases in the second quarter of 2006 compared to the same period last year.

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

At West Marine’s election, borrowings under the loan facility will bear interest at one of the following rates: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California or (2) the interest rate per annum at which deposits in U.S. dollars are offered by reference lenders to prime banks in designated markets located outside the U.S. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving loan facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the first quarter of 2006, the weighted average interest rate on all of our outstanding borrowings was 6.5%.

The loan agreement contains customary covenants, including but not limited to, restrictions on the ability of West Marine and its subsidiaries to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. Additionally, a minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained.

At the end of the first quarter of 2006, borrowings under this credit facility were $148.4 million, bearing interest at rates ranging from 5.7% to 7.8%, and $77.0 million was available to be borrowed. At the end of the first quarter of 2005, borrowings under our previous credit facility were $157.9 million, bearing interest at rates ranging from 4.1% to 5.8%. At the end of the first quarter of 2006, we had $5.2 million of outstanding stand-by letters of credit.

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

Internet Address and Access to SEC Filings

Our Internet address is www.westmarine.com. Interested readers may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, in the “Investor Relations” portion of our website as well as through the Securities and Exchange Commission’s website, www.sec.gov .

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This Form 10-Q/A includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, including forward-looking statements concerning earnings expectations and statements that are predictive or express expectations that depend on future events or conditions that affect financial performance (including future revenues, earnings or growth rates) and that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance, and similar projections, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

ITEM 4 – CONTROLS AND PROCEDURES

In the course of a company-initiated review of its accounting for capitalized indirect inventory costs, which began during the fourth quarter of 2005 and concluded during the financial closing process in connection with the preparation of its Annual Report on Form 10-K for the fiscal year ended December 30, 2006, West Marine determined that a portion of store occupancy costs had been capitalized in error, resulting in the restatement of previously-issued financial statements. The error originated from a change in accounting policy that occurred in fiscal year 2003. Management initiated the review of accounting for capitalized indirect inventory costs based on information detected by internal controls designed and maintained to monitor existing accounting policies for compliance with generally accepted accounting principles.

Management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as of April 1, 2006. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 1, 2006. As part of this evaluation, management considered the controls which were designed and in place in 2005 that identified the matter that resulted in the restatement described and reflected in this amended report. For more information, see Note 2 to our consolidated financial statements in Item 1 of this report.

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Date: May 8, 2007	WEST MARINE, INC.

	By:	/s/ Peter L. Harris
Peter L. Harris
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Senior Vice President and Chief Financial Officer

	By:	/s/ Peter Van Handel
Peter Van Handel
Vice President and Chief Accounting Officer