Form 10-Q/A
period 2006-07-01
WEST MARINE INC
filed 2007-05-09
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The consolidated balance sheets as of July 1, 2006 and July 2, 2005 and the consolidated statements of income for the 13 weeks and 26 weeks ended July 1, 2006 and July 2, 2005 and consolidated statement of cash flows for the 26 weeks ended July 1, 2006 and July 2, 2005 presented in this report have been restated. All financial information included in this report is based on our restated financial statements. See Note 2 to our consolidated financial statements in Item 1 for additional information regarding the restatement.

This amendment does not reflect events occurring after the original filing of the quarterly report on August 10, 2006, except to reflect the restatement as described above, or modify or update those disclosure items presented in the original Form 10-Q and not contained in this amendment. Amendments to the quarterly reports on Form 10-Q for the quarterly periods ended April 1, 2006 and September 30, 2006 are being filed concurrently with this filing.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 1, 2006, DECEMBER 31, 2005 AND JULY 2, 2005

(Unaudited and in thousands, except share data)

	As Restated (Note 2) July 1, 2006	December 31, 2005	As Restated (Note 2) July 2, 2005
ASSETS
Current assets:
Cash	$20,395	$13,058	$14,718
Trade receivables, net	9,181	6,125	10,050
Merchandise inventories	310,853	277,932	318,230
Deferred income taxes	6,445	5,384	7,933
Other current assets	28,631	29,376	31,680

Total current assets	375,505	331,875	382,611
Property and equipment, net	77,400	82,787	90,470
Goodwill	56,905	56,905	56,905
Intangibles	249	268	2,399
Other assets	3,602	3,534	3,365

TOTAL ASSETS	$513,661	$475,369	$535,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,573	$37,589	$83,443
Accrued expenses	48,756	35,549	47,642

Total current liabilities	115,329	73,138	131,085
Long-term debt	110,056	117,000	98,806
Deferred items and other non-current obligations	8,305	9,630	14,080

Total liabilities	233,690	199,768	243,971

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 21,432,757 shares issued and 21,413,601 outstanding at July 1, 2006; 21,204,533 shares issued and outstanding at December 31, 2005; and 21,092,532 shares issued and outstanding at July 2, 2005	22	21	21
Treasury stock	(282)	—	—
Additional paid-in capital	162,212	159,891	158,368
Accumulated other comprehensive income (loss)	241	182	(12)
Retained earnings	117,778	115,507	133,402

Total stockholders’ equity	279,971	275,601	291,779

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$513,661	$475,369	$535,750

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	As Restated (Note 2) July 1, 2006	As Restated (Note 2) July 2, 2005	As Restated (Note 2) July 1, 2006	As Restated (Note 2) July 2, 2005
Net sales	$264,547	$253,547	$397,188	$378,885
Cost of goods sold	174,778	160,750	276,183	254,951

Gross profit	89,769	92,797	121,005	123,934
Selling, general and administrative expense	59,904	55,463	108,034	95,680
Asset impairment charge	3,532	—	3,532	—

Income from operations	26,333	37,334	9,439	28,254
Interest expense	2,210	1,624	4,069	3,259

Income before income taxes	24,123	35,710	5,370	24,995
Income taxes	9,926	13,598	3,099	9,414

Net income	$14,197	$22,112	$2,271	$15,581

Net income per share:
Basic	$0.67	$1.05	$0.11	$0.74
Diluted	$0.66	$1.04	$0.11	$0.73
Weighted average common and common equivalent shares outstanding:
Basic	21,298	21,070	21,265	21,005
Diluted	21,527	21,358	21,503	21,398

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	26 Weeks Ended
	As Restated July 1, 2006 (Note 2)	As Restated July 2, 2005 (Note 2)
OPERATING ACTIVITIES:
Net income	$2,271	$15,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,538	11,373
Asset impairment charge	3,532	—
Tax benefit from issuance	155	745
Excess tax benefits from stock-based compensation	(186)	—
Stock-based compensation	1,221	—
Provision for doubtful accounts	189	67
Loss (gain) on asset disposals	59	(8)
Provision for deferred income taxes	(1,564)	(1,105)
Changes in assets and liabilities:
Accounts receivable	(3,244)	(3,908)
Merchandise inventories	(32,921)	(6,009)
Prepaid expenses and other current assets	745	(2,524)
Other assets	(78)	(550)
Accounts payable	28,890	17,971
Accrued expenses	13,207	19,497
Deferred items	38	555

Net cash provided by operating activities	23,852	51,685

INVESTING ACTIVITIES:
Purchases of property and equipment	(10,331)	(19,252)
Proceeds from sale of property	12	—

Net cash used in investing activities	(10,319)	(19,252)

FINANCING ACTIVITIES:
Net repayments on line of credit	(6,944)	(25,258)
Payment of loan costs	(102)	(139)
Proceeds from exercise of stock options	338	1,546
Proceeds from sale of common stock pursuant to Associate Stock Purchase Plan	607	677
Excess tax benefits from stock-based compensation	186	—
Treasury shares purchased	(281)	—

Net cash used in financing activities	(6,196)	(23,174)

NET INCREASE IN CASH	7,337	9,259
CASH AT BEGINNING OF PERIOD	13,058	5,459

CASH AT END OF PERIOD	$20,395	$14,718

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

NOTE 2. Restatement of Prior Periods

The condensed consolidated financial statements for the second quarters of 2006 and 2005 presented in this amended report are restated to correct certain indirect costs erroneously capitalized in inventory. In light of recent changes in the Company’s business model, management reviewed its inventory accounting practices and reevaluated various indirect costs included in inventory cost. In connection with this review, management determined that the inclusion of a portion of store occupancy costs and certain other indirect costs in inventory was an error requiring correction by restating the Company’s previously-issued financial statements.

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

As a result, the Company has restated its consolidated financial statements for fiscal years 2002, 2003, 2004 and 2005, for each quarter in fiscal year 2005 and for the first three quarters in fiscal year 2006. The effects of the restatement on the condensed consolidated statements of income, condensed consolidated balance sheets and condensed consolidated statements of cash flows for the quarters ended July 1, 2006 and July 2, 2005 are presented in the following tables.

Condensed Consolidated Balance Sheets

(in thousands)

	July 1, 2006			July 2, 2005
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Assets
Merchandise inventories	$348,991	$(38,138)	$310,853	$355,482	$(37,252)	$318,230
Deferred income taxes	—	6,445	6,445	—	7,933	7,933
Total current assets	407,198	(31,693)	375,505	411,930	(29,319)	382,611
Total assets	545,354	(31,693)	513,661	565,069	(29,319)	535,750
Liabilities
Deferred current liabilities	8,279	(8,279)	—	6,730	(6,730)	—
Total current liabilities	123,608	(8,279)	115,329	137,815	(6,730)	131,085
Total liabilities	241,969	(8,279)	233,690	250,701	(6,730)	243,971
Stockholders’ Equity
Retained earnings	141,192	(23,414)	117,778	155,991	(22,589)	133,402
Total stockholders’ equity	303,385	(23,414)	279,971	314,368	(22,589)	291,779
Total liabilities and stockholders’ equity	545,354	(31,693)	513,661	565,069	(29,319)	535,750

Condensed Consolidated Statements of Income

(in thousands, except per share data)

	13 Weeks Ended July 1, 2006			13 Weeks Ended July 2, 2005
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Cost of goods sold	$174,995	$(217)	$174,778	$159,631	$1,119	$160,750
Gross profit	89,552	217	89,769	93,916	(1,119)	92,797
Income from operations	26,116	217	26,333	38,453	(1,119)	37,334
Income before income taxes	23,906	217	24,123	36,829	(1,119)	35,710
Income taxes	9,859	67	9,926	14,038	(440)	13,598
Net income	14,047	150	14,197	22,791	(679)	22,112
Net income per share—basic	$0.66	$0.01	$0.67	$1.08	$(0.03)	$1.05
Net income per share—diluted	$0.65	$0.01	$0.66	$1.07	$(0.03)	$1.04

	26 Weeks Ended July 1, 2006			26 Weeks Ended July 2, 2005
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Cost of goods sold	$272,709	$3,474	$276,183	$252,141	$2,810	$254,951
Gross profit	124,479	(3,474)	121,005	126,744	(2,810)	123,934
Income from operations	12,913	(3,474)	9,439	31,064	(2,810)	28,254
Income before income taxes	8,844	(3,474)	5,370	27,805	(2,810)	24,995
Income taxes	4,178	(1,079)	3,099	10,519	(1,105)	9,414
Net income	4,666	(2,395)	2,271	17,286	(1,705)	15,581
Net income per share—basic	$0.22	$(0.11)	$0.11	$0.82	$(0.08)	$0.74
Net income per share—diluted	$0.22	$(0.11)	$0.11	$0.81	$(0.08)	$0.73

Condensed Consolidated Statements of Cash Flows

(in thousands)

	26 Weeks Ended July 1, 2006			26 Weeks Ended July 2, 2005
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Operating Activities
Net income	$4,666	$(2,395)	$2,271	$17,286	$(1,705)	$15,581
Changes in assets and liabilities:
Merchandise inventories	(36,395)	3,474	(32,921)	(8,819)	2,810	(6,009)
Benefit for deferred income taxes	(485)	(1,079)	(1,564)	—	(1,105)	(1,105)
Net cash provided by operating activities	23,852	—	23,852	51,685	—	51,685

NOTE 3. Stock-based Compensation

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

	13 Weeks Ended July 2, 2005	26 Weeks Ended July 2, 2005
Net income, as restated	$22,112	$15,581
Add: total stock-based compensation expense included in net income, net of related tax effects	—	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,101)	(2,074)

Pro forma net income	$21,011	$13,507

Earnings per share, basic:
As restated	$1.05	$0.74
Pro forma	1.00	0.64
Earnings per share, diluted:
As restated	$1.04	$0.73
Pro forma	0.98	0.63

SFAS 123(R) requires that stock-based compensation expense be calculated and recognized as follows: (a) grant date fair value calculated in accordance with the original provisions of SFAS 123 for unvested awards granted prior to January 1, 2006; (b) grant date fair value calculated in accordance with the provisions of SFAS 123(R) for unvested awards granted subsequent to January 1, 2006; and (c) fair value of the shares purchased by employees from the Company’s stock purchase plan subsequent to January 1, 2006. On December 31, 2005, the Board of Directors of the Company, upon the recommendation of the Board’s Governance and Compensation Committee, approved the acceleration of vesting of all stock options then held by current employees, making all of the outstanding stock options at December 31, 2005 vested and exercisable, primarily to avoid recognition of compensation expense in future periods. Therefore, all compensation expense recognized for stock options in the 13-week period ended July 1, 2006 was related to options granted after December 31, 2005. The additional pre-tax expense that, absent the accelerated vesting, would have been reflected in the Company’s consolidated statements of income in the 13-week and 26-week periods ended July 1, 2006 is approximately $1.6 million and or $3.2 million, respectively.

The Company grants options to purchase common stock to eligible associates and non-associate directors under its Omnibus Equity Incentive Plan (the “Plan”). The Company estimates the fair value of stock option awards by applying the Black-Scholes Merton option pricing valuation model. Weighted average assumptions used in determining the fair value of options granted in the 13-week periods ended July 1, 2006 and July 2, 2005 were as follows:

	13-Weeks Ended
	July 1, 2006	July 2, 2005
Expected price volatility	42%	60%
Risk-free interest rate	5.0%	2.6-4.3%
Weighted average expected lives (years)	3.7	6.2
Dividend yield	—	—

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

A summary of stock option activity since January 1, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	3,037,375	$18.99
Granted	411,076	14.75
Exercised	(58,660)	5.83
Canceled	(99,276)	21.12

Outstanding at July 1, 2006	3,290,515	18.63	5.7	$3,083
Outstanding and exercisable at July 1, 2006	2,897,439	19.19	5.8	3,083

Aggregate intrinsic value at July 1, 2006 is based on the closing stock price of $13.48 on June 30, 2006. Total intrinsic value of options exercised in the 13 weeks and July 2, 2006 was $0.3 million.

At July 1, 2006, 353,617 shares were authorized for future issuance under the Plan. For the 13-week period ended July 1, 2006, the weighted average grant date fair value of options granted was $5.54 and no options were vested. The weighted average grant date fair value of awards granted in the same period in 2005 was $9.70. At July 1, 2006, total compensation cost related to non-vested awards not yet recognized was $1.8 million after adjustment for expected forfeitures, with a weighted average expense recognition period of 4.0 years.

Restricted Share Awards

The Plan also provides for awards of stock to directors and associates that are subject to restrictions on transfer for a period of time (commonly referred to as “restricted shares”). For the 13-week period ended July 1, 2006, compensation expense for restricted share awards was approximately $0.7 million. As of July 1, 2006, compensation expense of $0.7 million related to unvested restricted share awards was unrecognized.

A summary of restricted share activity for the 13 weeks ended July 1, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Market Value	Weighted Average Remaining Vesting Period (years)
Unvested at January 1, 2006	107,893	$16.62
Granted	9,699	14.61
Vested	(58,493)	16.52
Forfeited	(8,522)	16.58

Unvested at July 1, 2006	50,577	16.35	2.7

Associate Stock Purchase Plan

The Company has an Associate Stock Purchase Plan (the “Purchase Plan”) covering all eligible associates. Participating associates purchase stock twice a year at 85% of the lower of the closing price on the grant date or the purchase date. On April 28, 2006, 52,652 shares were purchased under the Purchase Plan, for which $0.1 million in compensation expense was recognized. Additionally, based on grant date subscription levels, it is estimated that 47,823 shares will be purchased in October 2006, for which $0.1 million in compensation expense was recognized during the second quarter of 2006. At July 1, 2006, 113,912 shares were authorized for future issuance under the Purchase Plan. Weighted average assumptions used in determining the fair value of shares purchased under the Purchase Plan for the 13-weeks ended July 1, 2006 were as follows:

13 Weeks Ended July 1, 2006
Expected price volatility	41%
Risk-free interest rate	4.6%
Weighted average expected lives (years)	0.5
Dividend yield	—

The Company recognized excess tax benefits under SFAS 123(R) in the 13-week and 26-week periods ended July 1, 2006 of $0.1 million and $0.2 million, respectively, which are classified as financing cash flows. The Company realized tax benefits on options exercised, restricted shares vested and disqualifying sales of shares purchased under the Purchase Plan of $0.5 million in the 13-week period ending July 1, 2006. The effect of the adoption of SFAS 123(R) on future results will depend, among other things, on levels of stock-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

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

Assets are not presented by segment, as the Company’s assets overlap among segments. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		26 Weeks Ended
	As restated		As restated
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales:
Stores	$235,849	$222,874	$349,951	$328,876
Direct Sales	15,342	15,145	23,355	23,165
Port Supply	13,356	15,528	23,882	26,844

Consolidated net sales	$264,547	$253,547	$397,188	$378,885

Contribution:
Stores	$40,960	$47,869	$36,529	$47,116
Direct Sales	2,129	2,690	3,428	4,360
Port Supply	2,047	2,798	3,365	4,547

Consolidated contribution	$45,136	$53,357	$43,322	$56,023

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$45,136	$53,357	$43,322	$56,023
Less:
Indirect costs of goods sold not included in consolidated contribution	(9,420)	(7,434)	(16,679)	(12,755)
General and administrative expense	(9,383)	(8,589)	(17,204)	(15,014)
Interest expense	(2,210)	(1,624)	(4,069)	(3,259)
Income taxes	(9,926)	(13,598)	(3,099)	(9,414)

Net income	$14,197	$22,112	$2,271	$15,581

NOTE 5. Asset Impairment Charge

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

August 10, 2006 (March 27, 2007 as to the effects of the restatement discussed in Note 2)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q/A.

Restatement

The condensed consolidated financial statements for the 13 weeks and 26 weeks ended July 1, 2006 and July 2, 2005 presented in this report are restated to correct certain indirect costs erroneously capitalized in inventory. The restatement had the effect of increasing net income for the 13 weeks ended July 1, 2006 by $0.2 million, decreasing net income for the 13 weeks ended July 2, 2005 by $0.7 million and decreasing net income for the 26 weeks ended July 1, 2006 and July 2, 2005 by $2.4 million and $1.7 million, respectively. For more information, see Note 2 to our consolidated financial statements in Item 1 of this report. All information in this Item 2 gives effect to the restatement.

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

Merchandise inventories and vendor allowances. Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store selling locations and operating costs of our merchandising, replenishment and distribution activities. Indirect costs included in inventory value at the end of the second quarters of 2006 and 2005 were $30.9 million and $29.6 million, respectively. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold.

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

Results of Operations

The following table sets forth certain statement of operations components expressed as a percent of net sales:

	13 Weeks Ended		26 Weeks Ended
	Restated July 1, 2006	Restated July 2, 2005	Restated July 1, 2006	Restated July 2, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.1	63.4	69.5	67.3

Gross profit	33.9	36.6	30.5	32.7
Selling, general and administrative expense	22.6	21.9	27.2	25.2
Asset impairment charge	1.3	0.0	0.9	0.0

Income from operations	10.0	14.7	2.4	7.5
Interest expense, net	0.9	0.6	1.0	0.9

Income before income taxes	9.1	14.1	1.4	6.6
Income taxes	3.7	5.4	0.8	2.5

Net income	5.4	8.7	0.6	4.1

Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005

Net sales for the second quarter of 2006 were $264.5 million, an increase of $11.0 million, or 4.3%, compared to net sales of $253.5 million in the second quarter of 2005. Net income for the second quarter of 2006 was $14.2 million, or $0.66 per share, compared to net income of $22.1 million, or $1.04 per share, in the second quarter of 2005.

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

Gross profit decreased by $3.0 million, or 3.3%, to $89.8 million in the second quarter of 2006, compared to $92.8 million in the second quarter of 2005. Gross profit as a percentage of net sales decreased to 33.9% in the second quarter of 2006, compared to 36.6% in the second quarter of 2005, mainly due to increased indirect costs including occupancy, buying and distribution costs and the portion of such costs capitalized in inventory value, which decreased gross profit as the related products were sold. Gross margin also decreased as a result of the accelerated sale of discontinued electronics inventory and clearance items through planned events and promotions.

Selling, general and administrative expenses increased $4.4 million, or 8.0%, to $59.9 million in the second quarter of 2006, compared to $55.5 million for the same period last year, largely due to additional operating costs for new stores opened during the last six months of 2005 and first six months of 2006, as well as investments in store selling initiatives. We opened 24 stores and closed 10 stores during the last six months of 2005, and opened seven stores and closed one store in the first six months of 2006. Selling, general and administrative expenses increased as a percentage of sales to 22.6% in the second quarter of 2006, compared to 21.9% in the second quarter of last year, mainly due to investments in store selling, wholesale and direct sales initiatives.

In the second quarter of 2006, based on management’s ongoing review of underperforming stores, we recorded a $3.5 million non-cash asset impairment charge to reduce the carrying value of the long-lived assets associated with certain retail stores - primarily leasehold improvements, fixtures and equipment - to their fair value based on an analysis of expected future cash flows. On August 4, 2006, our board of directors approved management’s recommendation to close between 30 and 40 stores that management identified as having no reasonable expectation of significant positive cash flow over the near term. During the remainder of 2006, West Marine expects to incur additional expenses ranging from approximately $8.0 million to $10.0 million before tax in conjunction with these store closings. Approximately $6.0 million to $7.0 million of these costs relate to lease contract termination costs. We also expect to incur other costs of approximately $2.0 million to $3.0 million, including severance termination benefits. In addition to these estimated costs, inventory valuation allowances may be required in future periods to the extent that actual net proceeds from the sales of such merchandise at stores to be closed are less than management’s current estimate. See “Critical Accounting Policies and Estimates—Impairment of long-lived assets” and “—Asset retirement obligations and facility closing costs” for more information.

Interest expense increased $0.6 million, or 36.1%, to $2.2 million in the second quarter of 2006, compared to $1.6 million for the same period last year. The increase in interest expense was primarily due to higher interest rates paid in the second quarter of 2006 compared to last year.

Six Months Ended July 1, 2006 Compared to Six Months Ended July 2, 2005

Net sales for the first six months of 2006 were $397.2 million, an increase of $18.3 million, or 4.8%, compared to net sales of $378.9 million for the first six months of 2005. Net income for the first six months of 2006 was $2.3 million, or $0.11 per share, compared to net income of $15.6 million, or $0.73 per share, for the first six months of 2005.

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

Gross profit decreased by $2.9 million, or 2.4%, to $121.0 million in the first six months of 2006, compared to $123.9 million for the first six months of 2005. Gross profit as a percentage of net sales decreased to 30.5% for the first six months of 2006, compared to 32.7% for the same period last year, mainly due to increased indirect costs including occupancy, buying and distribution costs and the portion of such costs capitalized in inventory value, which decreased gross profit as the related products were sold. Gross margin also decreased as a result of the accelerated sale of discontinued electronics inventory and clearance items through planned events and promotions.

Selling, general and administrative expenses increased $12.4 million, or 12.9%, to $108.0 million in the first six months of 2006, compared to $95.7 million for the same period last year, largely due to additional operating costs for new stores opened during the last six months of 2005 and first six months of 2006, as well as investments in store selling initiatives. Selling, general and administrative expenses increased as a percentage of sales to 27.2% in the first six months of 2006, compared to 25.2% for the same period last year, mainly due to investments in store selling, wholesale and direct sales initiatives.

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

Operating Activities

During the first six months of 2006, net cash provided by operating activities was $23.9 million, primarily due to an increase in merchandise inventories of $32.9 million, partially offset by increases in accounts payable of $28.9 million, primarily related to increased merchandise inventory purchases, and accrued expenses of $13.2 million, mainly due to increased employment costs during the peak summer boating season.

We increased inventories by $32.9 million during the first six months of 2006, compared to an increase in inventories of $6.0 million during the same period last year, primarily because our seasonal inventory buildup for 2006 occurred in the first quarter this year, whereas our seasonal inventory buildup for 2005 occurred mainly in the fourth quarter of 2004. Inventory value decreased by 2.3% and inventory per square foot decreased by 6.6% at the end of the second quarter of 2006, compared to last year, primarily due to the implementation of inventory management initiatives.

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

The applicable margin for any date will depend upon the amount of available credit under the revolving loan facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the second quarter of 2006, the weighted average interest rate on all of our outstanding borrowings was 6.8%.

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

At July 1, 2006, borrowings under this credit facility were $110.1 million, bearing interest at rates ranging from 5.7% to 8.3%, and $115.0 million was available to be borrowed. At July 2, 2005, borrowings under our previous credit facility were $98.8 million, bearing interest at rates ranging from 4.3% to 6.8%. At July 1, 2006, we had $5.7 million of outstanding stand-by letters of credit.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance, and similar projections, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as of July 1, 2006. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as July 1, 2006. As part of this evaluation, management considered the controls which were designed and in place in 2005 that identified the matter that resulted in the restatement described and reflected in this amended report. For more information, see Note 2 to our condensed consolidated financial statements in Item 1 of this report.

There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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