Form 10-Q/A
period 2006-09-30
WEST MARINE INC
filed 2007-05-09
CIK 912833

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

At October 24, 2006, the number of shares outstanding of the registrant’s common stock was 21,457,085.

		Page No.
PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2006, December 31, 2005 and October 1, 2005	3
	Condensed Consolidated Statements of Income for the 13 weeks ended September 30, 2006 and October 1, 2005 and the 39 weeks ended September 30, 2006 and October 1, 2005	4
	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 30, 2006 and October 1, 2005	5
	Notes to Condensed Consolidated Financial Statements	6
	Report of Independent Registered Public Accounting Firm	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4.	Controls and Procedures	16

PART II – Other Information

Item 6.	Exhibits	17

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

The consolidated balance sheets as of September 30, 2006 and October 1, 2005 and the consolidated statements of income for the 13 weeks and 39 weeks ended September 30, 2006 and October 1, 2005 and consolidated statement of cash flows for the 39 weeks ended September 30, 2006 and October 1, 2005 presented in this report have been restated. All financial information included in this report is based on our restated financial statements. See Note 2 to our consolidated financial statements in Item 1 for additional information regarding the restatement.

This amendment does not reflect events occurring after the original filing of the quarterly report on October 30, 2006, except to reflect the restatement as described above, or modify or update those disclosure items presented in the original Form 10-Q and not contained in this amendment. Amendments to the quarterly reports on Form 10-Q for the quarterly periods ended April 1, 2006 and July 1, 2006 are being filed concurrently with this filing.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006, DECEMBER 31, 2005 AND OCTOBER 1, 2005

(Unaudited and in thousands, except share data)

	As Restated (Note 2) September 30, 2006	December 31, 2005	As Restated (Note 2) October 1, 2005
ASSETS
Current assets:
Cash	$6,940	$13,058	$6,274
Trade receivables, net	7,543	6,125	7,132
Merchandise inventories	265,008	277,932	293,271
Deferred income taxes	5,276	5,384	6,934
Other current assets	20,396	29,376	26,262

Total current assets	305,163	331,875	339,873
Property and equipment, net	74,592	82,787	90,625
Goodwill	56,905	56,905	56,905
Intangibles	239	268	2,319
Other assets	3,604	3,534	3,550

TOTAL ASSETS	$440,503	$475,369	$493,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,987	$37,589	$49,671
Accrued expenses	40,101	35,549	35,320

Total current liabilities	85,088	73,138	84,991
Long-term debt	63,995	117,000	99,000
Deferred items and other non-current obligations	8,330	9,630	13,362

Total liabilities	157,413	199,768	197,353

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 21,454,666 shares issued and 21,435,510 shares outstanding at September 30, 2006; 21,204,533 shares issued and outstanding at December 31, 2005; and 21,146,789 shares issued and outstanding at October 1, 2005	22	21	21
Treasury stock	(282)	—	—
Additional paid-in capital	162,753	159,891	159,147
Accumulated other comprehensive income (loss)	(95)	182	69
Retained earnings	120,692	115,507	136,682

Total stockholders’ equity	283,090	275,601	295,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$440,503	$475,369	$493,272

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	As Restated (Note 2) September 30, 2006	As Restated (Note 2) October 1, 2005	As Restated (Note 2) September 30, 2006	As Restated (Note 2) October 1, 2005
Net sales	$195,605	$188,574	$592,793	$567,459
Cost of goods sold	137,150	131,103	413,333	386,054

Gross profit	58,455	57,471	179,460	181,405
Selling, general and administrative expense	50,982	50,872	159,016	146,552
Store closure costs	1,528	—	5,060	—

Income from operations	5,945	6,599	15,384	34,853
Interest expense	1,211	1,321	5,280	4,580

Income before income taxes	4,734	5,278	10,014	30,273
Income taxes	1,820	1,998	4,919	11,412

Net income	$2,914	$3,280	$5,185	$18,861

Net income per share:
Basic	$0.14	$0.16	$0.24	$0.90
Diluted	$0.14	$0.15	$0.24	$0.88
Weighted average common and common equivalent shares outstanding:
Basic	21,420	21,126	21,297	21,045
Diluted	21,549	21,421	21,449	21,414

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	39 Weeks Ended
	As Restated (Note 2) September 30, 2006	As Restated (Note 2) October 1, 2005
OPERATING ACTIVITIES:
Net income	$5,185	$18,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,542	17,195
Asset impairment charge	3,532	—
Stock-based compensation	1,646	—
Tax benefit from exercise of stock options	198	949
Excess tax benefit from stock-based compensation	(220)	—
Provision for doubtful accounts	317	145
Loss on asset disposals	278	138
Provision for deferred income taxes	(37)	(34)
Changes in assets and liabilities:
Accounts receivable	(1,735)	(1,068)
Merchandise inventories	12,923	18,950
Prepaid expenses and other current assets	8,980	2,894
Other assets	(464)	(568)
Accounts payable	7,487	(15,980)
Accrued expenses	4,552	7,175
Deferred items	(44)	(241)

Net cash provided by operating activities	59,140	48,416

INVESTING ACTIVITIES:
Purchases of property and equipment	(13,125)	(25,071)
Proceeds from sale of property	14	—

Net cash used in investing activities	(13,111)	(25,071)

FINANCING ACTIVITIES:
Net repayments on line of credit	(53,004)	(25,064)
Payment of loan costs	(100)	(264)
Proceeds from exercise of stock options	411	2,121
Proceeds from sale of common stock pursuant to Associate Stock Purchase Plan	607	677
Excess tax benefit from stock-based compensation	220	—
Treasury shares purchased	(281)	—

Net cash used in financing activities	(52,147)	(22,530)

NET INCREASE (DECREASE) IN CASH	(6,118)	815
CASH AT BEGINNING OF PERIOD	13,058	5,459

CASH AT END OF PERIOD	$6,940	$6,274

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

NOTE 2. Restatement of Prior Periods

The condensed consolidated financial statements for the third quarters of 2006 and 2005 presented in this amended report are restated to correct certain indirect costs erroneously capitalized in inventory. In light of recent changes in the Company’s business model, management reviewed its inventory accounting practices and reevaluated various indirect costs included in inventory cost. In connection with this review, management determined that the inclusion of a portion of store occupancy costs and certain other indirect costs in inventory was an error requiring correction by restating the Company’s previously-issued financial statements.

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

As a result, the Company has restated its consolidated financial statements for fiscal years 2002, 2003, 2004 and 2005, for each quarter in fiscal year 2005 and for the first three quarters in fiscal year 2006. The effect of the restatement on the condensed consolidated statements of income, condensed consolidated balance sheets and condensed consolidated statements of cash flows for the quarter ended September 30, 2006 and October 1, 2005 are presented in the following tables.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2006			October 1, 2005
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Assets
Merchandise inventories	$299,465	$(34,457)	$265,008	$328,449	$(35,178)	$293,271
Deferred income taxes	—	5,276	5,276	—	6,934	6,934
Total current assets	334,344	(29,181)	305,163	368,117	(28,244)	339,873
Total assets	469,684	(29,181)	440,503	521,516	(28,244)	493,272
Liabilities
Deferred current liabilities	8,304	(8,304)	—	6,913	(6,913)	—
Total current liabilities	93,392	(8,304)	85,088	91,904	(6,913)	84,991
Total liabilities	165,717	(8,304)	157,413	204,266	(6,913)	197,353
Stockholders’ Equity
Retained earnings	141,569	(20,877)	120,692	158,013	(21,331)	136,682
Total stockholders’ equity	303,967	(20,877)	283,090	317,250	(21,331)	295,919
Total liabilities and stockholders’ equity	469,684	(29,181)	440,503	521,516	(28,244)	493,272

Condensed Consolidated Statements of Income

(in thousands, except per share data)

	13 Weeks Ended September 30, 2006			13 Weeks Ended October 1, 2005
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Cost of goods sold	$140,382	$(3,682)	$137,150	$133,177	$(2,074)	$131,103
Gross profit	54,773	3,682	58,455	55,397	2,074	57,471
Income from operations	2,263	3,682	5,945	4,525	2,074	6,599
Income before income taxes	1,052	3,682	4,734	3,204	2,074	5,278
Income taxes	676	1,144	1,820	1,182	816	1,998
Net income	376	2,538	2,914	2,022	1,258	3,280
Net income per share—basic	$0.02	$0.12	$0.14	$0.10	$0.06	$0.16
Net income per share—diluted	$0.02	$0.12	$0.14	$0.09	$0.06	$0.15

	39 Weeks Ended September 30, 2006			39 Weeks Ended October 1, 2005
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Cost of goods sold	$413,541	$(208)	$413,333	$385,318	$736	$386,054
Gross profit	179,252	208	179,460	182,141	(736)	181,405
Income from operations	15,176	208	15,384	35,589	(736)	34,853
Income before income taxes	9,896	208	10,104	31,009	(736)	30,273
Income taxes	4,854	65	4,919	11,701	(289)	11,412
Net income	5,042	143	5,185	19,308	(447)	18,861
Net income per share—basic	$0.24	$—	$0.24	$0.92	$(0.02)	$0.90
Net income per share—diluted	$0.24	$—	$0.24	$0.90	$(0.02)	$0.88

Condensed Consolidated Statements of Cash Flows

(in thousands)

	39 Weeks Ended September 30, 2006			39 Weeks Ended October 1, 2005
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Operating Activities
Net income	$5,042	$143	$5,185	$19,308	$(447)	$18,861
Changes in assets and liabilities:
Merchandise inventories	13,131	(208)	12,923	18,214	736	18,950
Benefit from deferred income taxes	(102)	65	(37)	255	(289)	(34)
Net cash provided by operating activities	59,140	—	59,140	48,416	—	48,416

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

	13 Weeks Ended October 1, 2005	39 weeks Ended October 1, 2005
Net income, as restated	$3,280	$18,861
Add: total stock-based compensation expense included in net income, net of related tax effects	—	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,098)	(3,173)

Pro forma net income	$2,182	$15,688

Earnings per share, basic:
As restated	$0.16	$0.90
Pro forma	$0.10	$0.75
Earnings per share, diluted:
As restated	$0.15	$0.88
Pro forma	$0.10	$0.73

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

The Company grants options to purchase common stock to eligible associates and directors under its Omnibus Equity Incentive Plan (the “Plan”). The Company estimates the fair value of stock option awards by applying the Black-Scholes Merton option pricing valuation model. In determining the fair value of options granted in the 13 week periods ended September 30, 2006 and October 1, 2005, the following assumptions and methodology were used:

	13-Weeks Ended
	September 30, 2006	October 1, 2005
Expected price volatility	40%	60%
Risk-free interest rate	5.0%	2.6-4.3%
Weighted-average expected lives (years)	3.8	6.2
Dividend yield	—	—

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

At September 30, 2006, 343,250 shares were authorized for future issuance under the Plan. For the 13-week period ended September 30, 2006, the weighted-average grant date fair value of options granted was $4.50, and no options were vested. At September 30, 2006, total compensation cost related to non-vested awards not yet recognized was $1.9 million after adjustment for expected forfeitures, with a weighted-average expense recognition period of 3.6 years.

Restricted Share Awards

The Plan also provides for awards of stock to eligible associates and directors that are subject to restrictions on transfer for a period of time (commonly referred to as “restricted shares”). For the 13-week period ended September 30, 2006, compensation expense for restricted share awards was approximately $0.1 million. As of September 30, 2006, compensation expense adjusted for forfeitures of $0.6 million has not yet been recognized for unvested restricted share awards.

A summary of restricted share activity for the 39 weeks ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Market Value	Weighted Average Remaining Vesting Period (years)
Unvested at January 1, 2006	107,893	$16.62
Granted	9,699	14.61
Vested	(58,461)	16.52
Forfeited	(9,867)	16.58

Unvested at September 30, 2006	49,264	16.34	2.4

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

13 Weeks Ended September 30, 2006
Expected price volatility	41%
Risk-free interest rate	4.6%
Weighted-average expected lives (years)	0.5
Dividend yield	—

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

Assets are not presented by segment, as the Company’s assets overlap among segments. Contribution is defined as net sales, less product costs and direct expenses. The following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		39 Weeks Ended
	As restated		As restated
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales:
Stores	$173,817	$165,406	$523,768	$494,282
Direct Sales	11,187	11,186	34,542	34,351
Port Supply	10,601	11,982	34,483	38,826

Consolidated net sales	$195,605	$188,574	$592,793	$567,459

Contribution:
Stores	$23,106	$17,618	$59,635	$64,734
Direct Sales	1,275	1,357	4,703	5,717
Port Supply	656	1,650	4,021	6,197

Consolidated contribution	$25,037	$20,625	$68,359	$76,648

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$25,037	$20,625	$68,359	$76,648
Less:
Indirect costs of goods sold not included in consolidated contribution	(9,143)	(6,448)	(22,290)	(19,203)
Store closure costs	(1,528)	—	(5,060)	—
General and administrative expense	(8,421)	(7,578)	(25,625)	(22,592)
Interest expense	(1,211)	(1,321)	(5,280)	(4,580)
Income taxes	(1,820)	(1,998)	(4,919)	(11,412)

Net income	$2,914	$3,280	$5,185	$18,861

NOTE 5. Store Closure Costs

The Company’s condensed consolidated financial statements for the 13-week period ended September 30, 2006 include a $1.5 million charge for expenses related to store closures, primarily for lease termination costs and severance benefits. The Company’s condensed consolidated financial statements for the 39-week period ended September 30, 2006 includes a $1.5 million charge for store closure costs and a $3.5 million non-cash asset impairment charge as a component of store closure costs to reduce the carrying value of long-lived assets—primarily leasehold improvements, fixtures and equipment at under-performing stores the Company expects to close—to their fair value, based on management’s analysis of expected future cash flows of certain store locations.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

October 30, 2006 (March 27, 2007 as to the effects of the restatement discussed in Note 2)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q/A and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. All references to the third quarter and first nine months of 2006 mean the 13-week and 39-week periods, respectively, ended September 30, 2006, and all references to the third quarter and first nine months of 2005 mean the 13-week and 39-weeks periods, respectively, ended October 1, 2005. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Restatement

The condensed consolidated financial statements for the 13 weeks and 39 weeks ended September 30, 2006 and October 1, 2005 presented in this report are restated to correct certain indirect costs erroneously capitalized in inventory. The restatement had the effect of increasing net income for the 13 weeks ended September 30, 2006 and October 1, 2005 by $2.5 million and $1.3 million, respectively, increasing net income for the 39 weeks ended September 30, 2006 by $0.1 million and decreasing net income for the 39 weeks ended October 1, 2005 by $0.4 million. For more information, see Note 2 to our consolidated financial statements in Item 1 of this report. All information in this Item 2 gives effect to the restatement.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of West Marine’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our accounting policies and estimates periodically are reevaluated and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. We have identified certain critical accounting policies which are described below.

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

Merchandise inventories and vendor allowances. Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store selling locations and operating costs of our merchandising, replenishment and distribution activities. Indirect costs included in inventory value at the end of the third quarter of 2006 and 2005 were $26.3 million and $28.3 million, respectively. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold.

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

Results of Operations

The following table sets forth certain statement of operations components expressed as a percent of net sales:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.1	69.5	69.7	68.0

Gross profit	29.9	30.5	30.3	32.0
Selling, general and administrative expense	26.1	27.0	26.8	25.9
Store closure costs	0.8	0.0	0.9	0.0

Income from operations	3.0	3.5	2.6	6.1
Interest expense	0.6	0.7	0.9	0.8

Income before income taxes	2.4	2.8	1.7	5.3
Income taxes	0.9	1.1	0.8	2.0

Net income	1.5	1.7	0.9	3.3

Store Closure Costs

On August 4, 2006, our board of directors approved management’s recommendation to close between 30 and 40 stores that management identified as having no reasonable expectation of significant positive cash flow over the near term. In the second quarter of 2006, we recorded a $3.5 million non-cash asset impairment charge to reduce the carrying value of the long-lived assets associated with certain retail stores—primarily leasehold improvements, fixtures and equipment in underperforming stores that we intend to close—to their fair value based on an analysis of expected future cash flows. During the third quarter of 2006, we closed eight stores and incurred related expenses of approximately $1.5 million, primarily for lease termination costs and severance benefits. During the fourth quarter of 2006, we expect to incur additional expenses ranging from approximately $7.0 million to $9.0 million before tax in conjunction with store closings. Approximately $6.0 million to $7.0 million of these costs relate to lease termination costs. We also expect to incur other costs of approximately $1.0 million to $2.0 million, including severance benefits and inventory writedowns. See “Critical Accounting Policies and Estimates—Impairment of long-lived assets” and “—Asset retirement obligations and facility closing costs” for more information.

Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005

Net sales for the third quarter of 2006 were $195.6 million, an increase of $7.0 million, or 3.7%, compared to net sales of $188.6 million in the third quarter of 2005. Net income for the third quarter of 2006 was $2.9 million, or $0.14 per diluted share, compared to net income of $3.3 million, or $0.15 per diluted share, in the third quarter of 2005.

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

Gross profit increased by $1.0 million, or 1.7%, to $58.5 million in the third quarter of 2006, compared to $57.5 million for the same period last year. Gross profit decreased as a percentage of net sales to 29.9% in the third quarter of 2006, a 60 basis point decrease compared to 30.5% for the same period last year, mainly due to a 141 basis point decrease in capitalized indirect costs, including occupancy, buying and distribution costs, which decreased gross profit as the related products were sold, partially offset by increased vendor allowances, lower inventory shrinkage and a shift in sales mix toward higher-margin boating lifestyle products, versus lower-margin electronics items.

Selling, general and administrative expenses increased $0.1 million, or 0.2%, to $51.0 million in the third quarter of 2006, compared to $50.9 million for the same period last year, and decreased as a percentage of sales to 26.1% in the third quarter of 2006, compared to 27.0% for the same period last year, mainly due to lower store labor costs, partially offset by stock-based compensation expense of $0.4 million in 2006, compared to none last year.

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

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax rate for the third quarter of 2006 was approximately 38.4%, compared with approximately 37.8% for the same period last year. The change in our effective tax rate was largely due to the impact of store closure costs, nondeductible compensation related to our associate stock purchase plan and state tax benefits that expired during the third quarter of 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended October 1, 2005

Net sales for the first nine months of 2006 were $592.8 million, an increase of $25.3 million, or 4.5%, compared to net sales of $567.5 million for the first nine months of 2005. Net income for the first nine months of 2006 was $5.2 million, or $0.24 per share, compared to net income of $18.9 million, or $0.88 per share, for the first nine months of 2005.

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

Gross profit decreased by $1.9 million, or 1.1%, to $179.5 million in the first nine months of 2006, compared to $181.4 million for the same period last year. Gross profit decreased as a percentage of net sales to 30.3% for the first nine months of 2006, a 170 basis point decrease compared to 32.0% for the same period last year, mainly due to a 112 basis point decrease in capitalized indirect costs, including occupancy, buying and distribution costs, which decreased gross profit as the related products were sold.

Selling, general and administrative expenses increased $12.5 million, or 8.5%, to $159.0 million in the first nine months of 2006, compared to $146.6 million for the same period last year, and increased as a percentage of sales to 26.8% in the first nine months of 2006, compared to 25.9% for the same period last year, mainly due to additional operating costs for new stores and continued investments in store selling, direct sales and wholesale business initiatives, as well as stock-based compensation expense of $1.6 million in 2006, compared to none last year.

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

Operating Activities

During the first nine months of 2006, net cash provided by operating activities was $59.1 million, primarily due to $25.3 million from net income excluding depreciation, amortization and asset impairment charges, as well as a decrease in merchandise inventories of $12.9 million. Inventory value decreased by 9.6% and inventory per square foot decreased by 12.5% at the end of the third quarter of 2006, compared to the same period last year, primarily due to the implementation of inventory management initiatives.

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

The applicable margin for any date will depend upon the amount of available credit under the revolving loan facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the third quarter of 2006, the weighted average interest rate on all of our outstanding borrowings was 7.0%.

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

At September 30, 2006, borrowings under this credit facility were $64.0 million, bearing interest at rates ranging from 5.7% to 8.3%, and $161.0 million was available to be borrowed. At October 1, 2005, borrowings under our previous credit facility were $99.0 million, bearing interest at rates ranging from 5.6% to 7.3%. At September 30, 2006, we had $5.5 million of outstanding stand-by letters of credit and $0.1 million of outstanding commercial letters of credit, compared to $5.2 million and $0.3 million, respectively, outstanding at the end of the third quarter last year.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006. As part of this evaluation, management considered the controls which were designed and in place in 2005 that identified the matter that resulted in the restatement described and reflected in this amended report. For more information, see Note 2 to our condensed consolidated financial statements in Item 1 of this report.

There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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