Form 10-Q
period 2007-03-31
WEST MARINE INC
filed 2007-05-10
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At April 28, 2007, the number of shares outstanding of the registrant’s common stock was 21,736,717.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007, DECEMBER 30, 2006 AND APRIL 1, 2006

(Unaudited and in thousands, except share data)

	March 31, 2007	December 30, 2006	April 1, 2006
ASSETS
Current assets:
Cash	$10,493	$6,223	$12,341
Trade receivables, net	7,708	5,713	7,789
Merchandise inventories	279,969	254,017	345,505
Deferred income taxes	7,454	7,372	6,570
Other current assets	29,576	22,794	36,121

Total current assets	335,200	296,119	408,326
Property and equipment, net	69,486	70,781	81,816
Goodwill	56,905	56,905	56,905
Intangibles	220	230	258
Other assets	3,696	4,053	3,671

TOTAL ASSETS	$465,507	$428,088	$550,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,200	$37,945	$92,887
Accrued expenses	42,357	41,824	36,080

Total current liabilities	99,557	79,769	128,967
Long-term debt	95,553	69,027	148,384
Deferred items and other non-current liabilities	7,892	6,939	9,576

Total liabilities	203,002	155,735	286,927

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 21,731,951 shares issued and 21,712,795 shares outstanding at March 31, 2007; 21,572,521 shares issued and 21,553,365 shares outstanding at December 30, 2006; and 21,338,875 shares issued and outstanding at April 1, 2006	22	22	21
Treasury stock	(282)	(282)	—
Additional paid-in capital	166,200	164,632	160,399
Accumulated other comprehensive income (loss)	(358)	(427)	48
Retained earnings	96,923	108,408	103,581

Total stockholders’ equity	262,505	272,353	264,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$465,507	$428,088	$550,976

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	13 Weeks Ended
	March 31, 2007	April 1, 2006
Net sales	$126,052	$132,641
Cost of goods sold	99,232	101,405

Gross profit	26,820	31,236
Selling, general and administrative expense	43,836	48,130

Loss from operations	(17,016)	(16,894)
Interest expense	1,423	1,859

Loss before income taxes	(18,439)	(18,753)
Benefit from income taxes	(7,194)	(6,827)

Net loss	$(11,245)	$(11,926)

Net loss per share – basic and diluted	$(0.52)	$(0.56)

Weighted-average common and common equivalent shares outstanding – basic and diluted	21,596	21,330

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	13 Weeks Ended
	March 31, 2007	April 1, 2006
OPERATING ACTIVITIES:
Net loss	$(11,245)	$(11,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,983	5,634
Provision for (benefit from) deferred income taxes	252	(1,252)
Tax benefit from equity issuance	311	80
Excess tax benefit from stock-based compensation	(312)	—
Stock-based compensation	336	276
Provision for doubtful accounts	16	90
Loss on asset disposals	17	11
Changes in assets and liabilities:
Accounts receivable	(2,011)	(1,754)
Merchandise inventories	(25,952)	(67,574)
Prepaid expenses and other current assets	(6,782)	(6,745)
Other assets	37	(167)
Accounts payable	19,304	55,227
Accrued expenses	533	531
Deferred items and other non-current liabilities	712	7

Net cash used in operating activities	(19,801)	(27,562)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	194	—
Purchases of property and equipment	(3,882)	(4,589)

Net cash used in investing activities	(3,688)	(4,589)

FINANCING ACTIVITIES:
Net borrowings on line of credit	26,526	31,384
Payment of loan costs	—	(102)
Proceeds from exercise of stock options	921	152
Excess tax benefit from stock-based compensation	312	—

Net cash provided by financing activities	27,759	31,434

NET INCREASE (DECREASE) IN CASH	4,270	(717)
CASH AT BEGINNING OF PERIOD	6,223	13,058

CASH AT END OF PERIOD	$10,493	$12,341

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended March 31, 2007 and April 1, 2006

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, “the Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at March 31, 2007 and April 1, 2006, and the interim results of operations and cash flows for the 13-week periods then ended have been included.

The condensed consolidated balance sheet at December 30, 2006, presented herein, has been derived from the audited consolidated financial statements of the Company for the year then ended that was included in the Company’s Annual Report on Form 10-K.

Accounting policies followed by the Company are described in Note 1 to its audited consolidated financial statements for the year ended December 30, 2006. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted for purposes of the condensed consolidated interim financial statements presented herein. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended December 30, 2006, that were included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 29, 2007.

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments for all periods presented.

NOTE 2: INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

West Marine adopted FIN 48 on December 31, 2006, and as a result, the Company determined that approximately $3.2 million of tax benefits previously recognized should be considered uncertain tax positions, of which $1.9 million would impact the Company’s effective tax rate, if recognized. The difference between the total amount of uncertain tax positions and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. Accordingly, the Company recorded a $0.2 million reduction to retained earnings as of December 31, 2006 (the beginning of fiscal year 2007). As of December 31, 2006, the Company had $0.2 million of accrued interest and penalties related to uncertain tax positions. There were no significant changes to any relevant amounts during the first quarter of 2007. The Company’s policy is to recognize interest and penalties related to unrecognized tax positions as part of its provision for income taxes.

As of March 31, 2007, $0.6 million in current liabilities and $1.0 million in deferred items and other non-current liabilities related to uncertain tax positions were reflected on the Company’s consolidated balance sheet. The amount classified as a current liability represents the Company’s anticipated payment of cash in settlement of uncertain tax positions within one year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states, Puerto Rico and Canada. The statute of limitations for income tax return examinations is three years for U.S. federal, four years for Puerto Rico, seven years for Canada and varies by state and local jurisdiction.

NOTE 3: STOCK-BASED COMPENSATION

West Marine follows the accounting provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123 (R)), using the estimated grant date fair value method of accounting for awards of stock options and restricted shares under the Omnibus Equity Incentive Plan (the Plan) and issuances under the Company’s associate stock purchase plan. Stock-based compensation expense for the first quarters of 2007 and 2006 was approximately $0.3 million in both periods and is included in selling general and administrative expense; related tax benefits are included in the Company’s condensed consolidated statements of operations. In the first quarters of 2007 and 2006, the Company recognized excess tax benefits of $0.3 million and $0.1 million, respectively.

West Marine awards options to purchase shares of common stock to certain eligible associates employed at the time of the grant. Options awarded under the Plan generally vest over four years and expire five years following the grant date. During the first quarter of 2006, the Company granted 50,000 options with a weighted average exercise price of $16.72 and an average grant date fair value of $5.83. At March 31, 2007, the total compensation cost related to unvested awards not yet recognized was $2.2 million with a weighted-average expense recognition period of 4.2 years.

NOTE 4. SEGMENT INFORMATION

The Company has three segments—Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet)—all of which sell merchandise directly to customers. The customer base overlaps between the Stores and Port Supply segments, and between the Stores and Direct Sales segments. All processes for the three segments within the supply chain are commingled, including purchases from vendors, distribution center activity and customer delivery.

Segment assets are not presented, as the Company’s assets are commingled and are not available by segment. Contribution is defined as net sales, less product costs and direct expenses. Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended
	March 31, 2007	April 1, 2006
Net sales:
Stores	$106,820	$114,102
Port Supply	10,435	10,526
Direct Sales	8,797	8,013

Consolidated net sales	$126,052	$132,641

Contribution:
Stores	$(2,146)	$(4,431)
Port Supply	507	1,318
Direct Sales	908	1,299

Consolidated contribution	$(731)	$(1,814)

Reconciliation of consolidated contribution to net loss:
Consolidated contribution	$(731)	$(1,814)
Less:
Indirect costs of goods sold not included in consolidated contribution	(6,697)	(7,259)
General and administrative expense	(9,588)	(7,821)
Interest expense	(1,423)	(1,859)
Benefit from income taxes	7,194	6,827

Net loss	$(11,245)	$(11,926)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of March 31, 2007 and April 1, 2006, and the related condensed consolidated statements of operations and cash flows for the 13-week periods then ended. These interim financial statements are the responsibility of West Marine’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Marine, Inc. and subsidiaries as of December 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

May 10, 2007

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2006. All references to the first quarter of 2007 mean the 13-week period ended March 31, 2007, and all references to the first quarter of 2006 mean the 13-week period ended April 1, 2006. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

General

West Marine is one of the largest boating supplies retailers in the world. We have three divisions — Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) – all of which sell aftermarket recreational boating supplies directly to customers. At the end of the first quarter of 2007, we offered our products through 379 stores in 38 states, Puerto Rico and Canada; on the Internet ( www.westmarine.com and www.boatus-store.com ); and through catalogs. We are also engaged, through our Port Supply division, our stores and the Internet ( www.portsupply.com ), in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” West Marine adopted FIN 48 on December 31, 2006 (the beginning of fiscal year 2007) and recorded a cumulative adjustment of $0.2 million as a reduction in beginning retained earnings. For more information, see Note 2 to our condensed consolidated financial statements in Item 1 of this report.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” EITF 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. We present such taxes on a net basis (excluded from net sales). The adoption of EITF 06-3 did not have a material effect on our financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are in the process of determining the impact that the adoption of SFAS 157 will have on our financial position and results of operations.

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

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. We have identified certain critical accounting policies which are described below.

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

Stock-based compensation. Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” and began recognizing compensation expense for share-based payments based on the fair value of the awards under the modified prospective application method. Share-based payments consist of stock option grants, restricted share awards and associate stock purchase plan issuances. The effect of the adoption of SFAS 123(R) on future results will depend, among other things, on levels of stock-based payments granted in the future, actual forfeiture rates and the timing of option exercises. For more information, see Note 3 to our condensed consolidated financial statements in Item 1 of this report.

Merchandise inventories and vendor allowances. Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store selling locations and operating costs of our merchandising, replenishment and distribution activities. Indirect costs included in inventory value at March 31, 2007 and April 1, 2006 were $26.7 million and $33.7 million, respectively. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold.

We make certain assumptions based upon historical experience and current information to adjust inventory value for estimated shrinkage and to adjust inventory value to the lower of cost or market. Our reserve for estimated inventory shrinkage is based on historical shrinkage rates determined by our physical merchandise inventory counts and cycle counts and was $1.8 million and $2.0 million at fiscal quarter-end March 31, 2007 and April 1, 2006, respectively. Inventories are written down to market value when cost exceeds market value, which we estimate using current levels of aged and discontinued product and historical analysis of inventory sold below cost. Our reserve for estimated inventory market value below cost at fiscal quarter-end March 31, 2007 and April 1, 2006 was $5.3 million and $3.4 million, respectively.

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

Results of Operations

The following table sets forth certain statement of operations components expressed as a percent of net sales:

	13 Weeks Ended
	March 31, 2007	April 1, 2006
Net sales	100.0%	100.0%
Cost of goods sold	78.7	76.5

Gross profit	21.3	23.5
Selling, general and administrative expense	34.8	36.2

Loss from operations	(13.5)	(12.7)
Interest expense	1.1	1.4

Loss before income taxes	(14.6)	(14.1)
Benefit from income taxes	(5.7)	(5.1)

Net loss	(8.9)	(9.0)

Three Months Ended March 31, 2007 Compared to Three Months Ended April 1, 2006

Net sales for the first quarter of 2007 were $126.1 million, a decrease of $6.6 million, or 5.0%, compared to net sales of $132.6 million in the first quarter of 2006, due to the closure of under-performing stores in 2006. Net loss for the first quarter of 2007 was $11.2 million, or $0.52 per share, compared to net loss of $11.9 million, or $0.56 per share, in the first quarter of 2006.

Net sales attributable to our Stores division decreased $7.3 million to $106.8 million in the first quarter of 2007, a 6.4% decrease compared to the first quarter of 2006, primarily due to the closure of under-performing stores during the latter half of 2006. Comparable store sales decreased 2.1% in the first quarter of 2007, compared to a comparable sales increase of 4.8% in the first quarter last year. Wholesale (Port Supply) net sales through our distribution centers decreased $0.1 million, or 0.9%, to $10.4 million in the first quarter of 2007 compared with 2006, primarily due to increased sales to Port Supply customers through our store locations, which are included in Stores sales. Net sales of our Direct Sales division increased $0.8 million, or 9.8%, to $8.8 million in the first quarter of 2007 compared to 2006, primarily due to increased sales from our westmarine.com Internet website.

Gross profit decreased by $4.4 million, or 14.1%, to $26.8 million in the first quarter of 2007, compared to $31.2 million for the same period last year. Gross profit decreased as a percentage of net sales to 21.3% in the first quarter of 2007, a 220 basis point decrease compared to 23.5% for the same period last year, mainly due to increased clearance activity in the first quarter of 2007 compared to the prior year.

Selling, general and administrative expenses decreased $4.3 million, or 8.9%, to $43.8 million in the first quarter of 2007, compared to $48.1 million for the same period last year, and decreased as a percentage of sales to 34.8% in the first quarter of 2007, compared to 36.2% for the same period last year, primarily due to the closure of under-performing stores during the latter half of 2006 and the impact of cost cutting initiatives implemented during 2006.

Interest expense decreased $0.5 million, or 23.5%, to $1.4 million in the first quarter of 2007, compared to $1.9 million for the same period last year. The decrease in interest expense primarily was due to lower average outstanding bank borrowings in the first quarter of 2007, compared to the same period last year, primarily due to lower inventory levels compared to last year.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax benefit rate for the first quarter of 2007 was approximately 39.0%, compared with approximately 36.4% for the same period last year. The change in our effective tax rate was largely due to increased recognition of state enterprise zone tax credits in the first quarter of 2007.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures for new and remodeled stores. We believe our existing credit facility and cash flow from operations will be sufficient to satisfy our liquidity needs over the next 12 months.

Operating Activities

During the first three months of 2007, net cash used by operating activities was $19.8 million, primarily due to an increase in merchandise inventories of $26.0 million. Inventory value decreased by 19.0% and inventory per square foot decreased by 13.7% at the end of the first quarter of 2007, compared to the same period last year, primarily due to the implementation of inventory management initiatives.

Investing Activity

We spent $3.9 million on capital expenditures during the first three months of 2007, a $0.7 million decrease from $4.6 million spent during the same period in the prior year, primarily due to a reduction in new store openings. We expect to spend a total of $20.0 million to $25.0 million on capital expenditures during 2007, primarily for new and remodeled stores and information systems improvements. We expect to open approximately ten stores during fiscal year 2007, two of which we have already opened. We intend to pay for our expansion through cash generated from operations and bank borrowings.

Financing Arrangements

Net cash provided by financing activities was $27.8 million for the first three months of 2007, primarily consisting of $26.5 million of net borrowings under our credit facility, primarily to build inventories in anticipation of the start of boating season. We received $0.9 million from the exercise of vested stock options granted under our Omnibus Equity Incentive Plan during the first three months of 2007, compared to $0.2 million received for the same period last year.

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

The applicable margin for any date will depend upon the amount of available credit under the revolving loan facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the first quarter of 2007, the weighted average interest rate on all of our outstanding borrowings was 6.6%.

The loan agreement contains customary covenants, including but not limited to, restrictions on the ability of West Marine and its subsidiaries to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. As of March 31, 2007, we were in compliance with our bank covenants. Additionally, a minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained.

At March 31, 2007, borrowings under this credit facility were $95.5 million, bearing interest at rates ranging from 6.4% to 8.3%, and $109.7 million was available to be borrowed. At April 1, 2006, borrowings under this credit facility were $148.4 million, bearing interest at rates ranging from 5.7% to 7.8%. At March 31, 2007, we had $5.5 million of outstanding stand-by letters of credit and $0.1 million of outstanding commercial letters of credit, compared to $5.2 million outstanding stand-by letters of credit at the end of the first quarter last year.

Off-Balance Sheet Arrangements

Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2 – Properties and Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 30, 2006.

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 31, 2007, we were not involved in any unconsolidated special purpose entities or variable interest entities.

Seasonality

Historically, our business has been highly seasonal. In 2006, 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our retail markets.

Business Trends

Our research indicates that the U.S. boating industry currently is experiencing a down cycle, as evidenced by lower new and used boat sales and declining boat registrations in key states. In 2007, we plan to respond to this challenging industry climate by controlling our operating expenses, increasing specialized and localized product assortments in our stores, and continuing to grow our Port Supply and Internet businesses.

Internet Address and Access to SEC Filings

Our Internet address is www.westmarine.com. Interested readers may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, in the “Investor Relations” portion of our website as well as through the Securities and Exchange Commission’s website, www.sec.gov ..

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance, and similar projections, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

West Marine’s operations could be adversely affected if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in West Marine’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, and those risks which may be described from time to time in West Marine’s other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

Based on our operating results for the year ended December 30, 2006, a 67 basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pretax income and cash flows by approximately $0.7 million over the next year, and would have an immaterial effect on the fair value of our fixed-rate financial instruments (see Note 6 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2006).

ITEM 4 – CONTROLS AND PROCEDURES

West Marine’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	None

I TEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

I TEM 5 – OTHER INFORMATION

As previously reported in West Marine’s proxy statement for its 2007 annual meeting of stockholders, in April 2007, West Marine entered into an executive termination and compensation agreement with Peter Van Handel, the company’s Chief Accounting Officer, that provides Mr. Van Handel with certain rights if he is subjected to an adverse job change for reasons other than cause, death or disability. An adverse job change consists of a substantial reduction in Mr. Van Handel’s job responsibilities, title, position or full-time employment. Under the agreement, if the adverse job change occurred in the second half of the West Marine’s fiscal year, Mr. Van Handel will be entitled to a prorated bonus for the year that included the adverse job change. In addition, for a period of nine months following an adverse job change, Mr. Van Handel will be entitled to receive his base salary and group health insurance benefits, and he will be able to continue to exercise any stock options which were vested on the date of the adverse job change for a period of one year following the date of such a change. This summary of Mr. Van Handel’s agreement is qualified by reference to the full agreement that is being filed with this report as Exhibit 10.1.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.2 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Executive Termination Compensation Agreement, dated April 2, 2007, between West Marine, Inc. and Peter Van Handel.

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) or Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	WEST MARINE, INC.

	By:	/s/ Peter L. Harris
Peter L. Harris
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Senior Vice President and Chief Financial Officer
Chief Executive Officer

	By:	/s/ Peter Van Handel
Peter Van Handel
Vice President and Chief Accounting Officer