Form 10-Q
period 2007-06-30
WEST MARINE INC
filed 2007-08-03
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At July 28, 2007, the number of shares outstanding of the registrant’s common stock was 21,795,457.

		Page No.
PART I – Financial Information
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2007, December 30, 2006 and July 1, 2006	3
	Condensed Consolidated Statements of Income for the 13 weeks ended June 30, 2007 and July 1, 2006 and the 26 weeks ended June 30, 2007 and July 1, 2006	4
	Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 30, 2007 and July 1, 2006	5
	Notes to Condensed Consolidated Financial Statements	6
	Report of Independent Registered Public Accounting Firm	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12
PART II – Other Information		13
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits	13

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007, DECEMBER 30, 2006 AND JULY 1, 2006

(Unaudited and in thousands, except share data)

	June 30, 2007	December 30, 2006	July 1, 2006
ASSETS
Current assets:
Cash	$13,754	$6,223	$20,395
Trade receivables, net	9,752	5,713	9,181
Merchandise inventories	280,994	254,017	310,853
Deferred income taxes	7,504	7,372	6,445
Other current assets	26,148	22,794	28,631

Total current assets	338,152	296,119	375,505
Property and equipment, net	71,338	70,781	77,400
Goodwill	56,905	56,905	56,905
Intangibles	211	230	249
Other assets	3,731	4,053	3,602

TOTAL ASSETS	$470,337	$428,088	$513,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,531	$37,945	$66,573
Accrued expenses	51,867	41,824	48,756

Total current liabilities	123,398	79,769	115,329
Long-term debt	53,889	69,027	110,056
Deferred items and other non-current liabilities	7,841	6,939	8,305

Total liabilities	185,128	155,735	233,690

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 21,796,837 shares issued and 21,773,234 shares outstanding at June 30, 2007; 21,572,521 shares issued and 21,553,365 shares outstanding at December 30, 2006; and 21,432,757 shares issued and 21,413,601 shares outstanding at July 1, 2006	22	22	22
Treasury stock	(348)	(282)	(282)
Additional paid-in capital	168,347	164,632	162,212
Accumulated other comprehensive income (loss)	135	(427)	241
Retained earnings	117,053	108,408	117,778

Total stockholders’ equity	285,209	272,353	279,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$470,337	$428,088	$513,661

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$247,770	$264,547	$373,822	$397,188
Cost of goods sold	161,692	174,778	260,924	276,183

Gross profit	86,078	89,769	112,898	121,005
Selling, general and administrative expense	52,237	59,904	96,073	108,034
Asset impairment charge	—	3,532	—	3,532

Income from operations	33,841	26,333	16,825	9,439
Interest expense	1,273	2,210	2,696	4,069

Income before income taxes	32,568	24,123	14,129	5,370
Income taxes	12,439	9,926	5,245	3,099

Net income	$20,129	$14,197	$8,884	$2,271

Net income per share:
Basic	$0.93	$0.67	$0.41	$0.11
Diluted	$0.92	$0.66	$0.40	$0.11
Weighted average common and common equivalent shares outstanding:
Basic	21,754	21,298	21,677	21,265
Diluted	21,923	21,527	21,982	21,503

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	26 Weeks Ended
	June 30, 2007	July 1, 2006
OPERATING ACTIVITIES:
Net income	$8,884	$2,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,837	11,538
Provision (benefit) for deferred income taxes	364	(1,564)
Asset impairment charge	—	3,532
Tax benefit from equity issuance	321	155
Excess tax benefit from stock-based compensation	(328)	(186)
Stock-based compensation	757	1,221
Provision for doubtful accounts	91	189
Loss on asset disposals	104	59
Changes in assets and liabilities:
Accounts receivable	(4,130)	(3,244)
Merchandise inventories	(26,977)	(32,921)
Prepaid expenses and other current assets	(3,353)	745
Other assets	302	(78)
Accounts payable	33,330	28,890
Accrued expenses	10,043	13,207
Deferred items and other non-current liabilities	519	38

Net cash provided by operating activities	29,764	23,852

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	202	12
Purchases of property and equipment	(10,196)	(10,331)

Net cash used in investing activities	(9,994)	(10,319)

FINANCING ACTIVITIES:
Net repayments on line of credit	(15,138)	(6,944)
Payment of loan costs	—	(102)
Proceeds from exercise of stock options	2,075	338
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	562	607
Excess tax benefit from stock-based compensation	328	186
Treasury shares purchased	(66)	(281)

Net cash used in financing activities	(12,239)	(6,196)

NET INCREASE IN CASH	7,531	7,337
CASH AT BEGINNING OF PERIOD	6,223	13,058

CASH AT END OF PERIOD	$13,754	$20,395

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Twenty-six Weeks Ended June 30, 2007 and July 1, 2006

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, “the Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at June 30, 2007 and July 1, 2006, and the interim results of operations for the 13-week and the 26-week periods and cash flows for the 26-week periods then ended have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 26-week periods ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 29, 2007.

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments for all periods presented.

NOTE 2: INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

West Marine adopted FIN 48 on December 31, 2006, and as a result, the Company determined that approximately $3.2 million of tax benefits previously recognized should be considered uncertain tax positions, of which $1.9 million would impact the Company’s effective tax rate, if recognized. The difference between the total amount of uncertain tax positions and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. Accordingly, the Company recorded a $0.2 million reduction to retained earnings as of December 31, 2006 (the beginning of fiscal year 2007). As of December 31, 2006, the Company had $0.2 million of accrued interest and penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as part of its provision for income taxes.

The Company reduced unrecognized tax benefits by $0.6 million during the first six months of 2007, primarily as a result of the settlement of various state tax liabilities. As of June 30, 2007, $0.1 million in current liabilities and $0.9 million in deferred items and other non-current liabilities related to uncertain tax positions were reflected on the Company’s consolidated balance sheet. The amount classified as a current liability represents the Company’s anticipated payment of cash in settlement of uncertain tax positions within one year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states, Puerto Rico and Canada. Generally, the statute of limitations for income tax return examinations is three years for U.S. federal, four years for Puerto Rico, seven years for Canada and varies among state and local jurisdictions.

NOTE 3: STOCK-BASED COMPENSATION

West Marine follows the accounting provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123 (R)), using the estimated grant date fair value method of accounting for awards of stock options and restricted shares under the Omnibus Equity Incentive Plan (the “Plan”) and issuances under the Company’s Associates Stock Buying Plan. Almost all of the Company’s stock-based compensation expense is included in selling, general and administrative expense; a small portion is included in cost of goods sold. Related tax benefits are included in the Company’s condensed consolidated statements of operations. The Company recognized stock-based compensation expense of $0.4 million and $0.8 million for the second quarter and first six months of 2007, respectively, and $0.9 million and $1.2 million for the second quarter and first six months of 2006, respectively. The Company reported related excess tax benefits of $0.3 million and $0.2 million for the first six months of 2007 and 2006, respectively, which are classified as financing activities in the Company’s condensed consolidated statements of cash flows.

West Marine awards options to purchase shares of common stock to certain eligible associates employed at the time of the grant. Options awarded under the Plan in 2007 generally vest over three years and expire five years following the grant date; options awarded under the Plan in 2006 generally vest over four years and expire five years following the grant date. During the first six months of 2007, the Company awarded options to purchase 591,671 shares with a weighted average exercise price of $15.02 per share and an average grant date fair value of $5.14 per share. Options to purchase 92,696 shares vested during the first six months of 2007, with a weighted-average exercise price of $14.74 per share. During the first six months of 2006, the Company awarded options to purchase 411,076 shares with a weighted-average exercise price of $14.75 per share and an average grant date fair value of $5.54 per share. No options vested during the first six months of 2006. At June 30, 2007, the total compensation cost related to unvested awards not yet recognized was $4.5 million with a weighted-average expense recognition period of 3.0 years.

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

Segment assets are not presented, as the Company’s assets are commingled and are not available by segment. Contribution is defined as net sales, less product costs and direct expenses. Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales:
Stores	$219,332	$235,849	$326,152	$349,951
Direct Sales	15,088	15,342	23,885	23,355
Port Supply	13,350	13,356	23,785	23,882

Consolidated net sales	$247,770	$264,547	$373,822	$397,188

Contribution:
Stores	$46,830	$40,960	$44,684	$36,529
Direct Sales	2,203	2,129	3,111	3,428
Port Supply	1,459	2,047	1,966	3,365

Consolidated contribution	$50,492	$45,136	$49,761	$43,322

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$50,492	$45,136	$49,761	$43,322
Less:
Indirect costs of goods sold not included in consolidated contribution	(9,072)	(9,420)	(15,769)	(16,679)
General and administrative expense	(7,579)	(9,383)	(17,167)	(17,204)
Interest expense	(1,273)	(2,210)	(2,696)	(4,069)
Income taxes	(12,439)	(9,926)	(5,245)	(3,099)

Net income	$20,129	$14,197	$8,884	$2,271

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of June 30, 2007 and July 1, 2006, and the related condensed consolidated statements of income for the 13-week and 26-week periods ended June 30, 2007 and July 1, 2006, and of cash flows for the 26-week periods ended June 30, 2007 and July 1, 2006. These interim financial statements are the responsibility of West Marine’s management.

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

/s/ DELOITTE TOUCHE LLP

San Francisco, California

August 3, 2007

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2006. All references to the second quarter and the first six months of 2007 mean the 13-week and 26-week periods ended June 30, 2007, and all references to the second quarter and first six months of 2006 mean the 13-week and 26-week periods ended July 1, 2006. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

General

West Marine is one of the largest boating supplies retailers in the world. We have three divisions – Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) – all of which sell aftermarket recreational boating supplies directly to customers. At the end of the second quarter of 2007, we offered our products through 380 stores in 38 states, Puerto Rico and Canada; on the Internet ( www.westmarine.com and www.boatus-store.com ); and through catalogs. We are also engaged, through our Port Supply division, our stores and the Internet ( www.portsupply.com ), in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. SFAS 157 will be effective for West Marine beginning in fiscal year 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 will permit entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 will be effective for West Marine beginning in fiscal year 2008. We do not expect the adoption of SFAS 159 to have a material impact on our financial position, results of operations or cash flows.

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

Revenue recognition. We recognize revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition.” Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register. For direct sales, revenue is recognized at the time the customer receives the product. Customers typically receive goods within three days of shipment. Shipping charges billed to customers are included in net sales.

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

Stock-based compensation. Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” and began recognizing compensation expense for share-based payments based on the fair value of the awards under the modified prospective application method. Share-based payments consist of stock option grants, restricted share awards and Associates Stock Buying Plan issuances. The effect of the adoption of SFAS 123(R) on future results will depend, among other things, on levels of stock-based payments granted in the future, actual forfeiture rates and the timing of option exercises. For more information, see Note 3 to our condensed consolidated financial statements in Item 1 of this report.

Merchandise inventories and vendor allowances. Our merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store selling locations and operating costs of our merchandising, replenishment and distribution activities. Indirect costs included in inventory value at June 30, 2007 and July 1, 2006 were $27.6 million and $30.9 million, respectively. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold.

We make certain assumptions based upon historical experience and current information to adjust inventory value for estimated shrinkage and to adjust inventory value to the lower of cost or market. Our reserve for estimated inventory shrinkage is based on historical shrinkage rates determined by our physical merchandise inventory counts and cycle counts and was $2.8 million and $3.4 million at fiscal quarter-end June 30, 2007 and July 1, 2006, respectively. Inventories are written down to market value when cost exceeds market value, which we estimate using current levels of aged and discontinued product and historical analysis of inventory sold below cost. Our reserve for estimated inventory market value below cost at fiscal quarter-end June 30, 2007 and July 1, 2006 was $6.1 million and $4.1 million, respectively.

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

Impairment of long-lived assets. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recorded, if required, for the portion of the asset’s carrying value that exceeds the asset’s estimated fair value. We may also accelerate depreciation over the asset’s revised useful life, if appropriate. When evaluating long-lived assets for potential impairment, we group and evaluate assets at the lowest level at which individual cash flows can be identified. We group and evaluate store assets for impairment at the individual store level. We compare asset carrying values to the store’s estimated future cash flows.

Asset retirement obligations and facility closing costs. In accordance with SFAS 143, “Accounting for Asset Retirement Obligations,” we estimate the fair value of our obligations to clean-up and restore leased properties under our agreements with landlords and record the amount as a liability when incurred. We account for closed store and warehouse lease termination costs in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In the period we close a store or warehouse, we write off the book value of any abandoned leasehold improvements and record as an obligation the present value of estimated costs that will not be recovered. These costs include future lease payments, less any expected sublease income. These costs could increase or decrease based upon general economic conditions, circumstances in specific locations, our ability to sublease facilities and the accuracy of our related estimates.

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

Results of Operations

The following table sets forth certain statement of operations components expressed as a percent of net sales:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.3	66.1	69.8	69.5

Gross profit	34.7	33.9	30.2	30.5
Selling, general and administrative expense	21.0	22.6	25.7	27.2
Asset impairment charge	0.0	1.3	0.0	0.9

Income from operations	13.7	10.0	4.5	2.4
Interest expense, net	0.6	0.9	0.7	1.0

Income before income taxes	13.1	9.1	3.8	1.4
Income taxes	5.0	3.7	1.4	0.8

Net income	8.1	5.4	2.4	0.6

Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006

Net sales for the second quarter of 2007 were $247.8 million, a decrease of $16.8 million, or 6.3%, compared to net sales of $264.5 million in the second quarter of 2006, primarily due to the closure of certain under-performing stores during the second half of 2006. Net income for the second quarter of 2007 was $20.1 million, or $0.92 per share, compared to net income of $14.2 million, or $0.66 per share, in the second quarter of 2006, primarily due to cost savings from closing certain under-performing stores and other initiatives implemented in 2006.

Net sales attributable to our Stores division decreased $16.5 million to $219.3 million in the second quarter of 2007, a 7.0% decrease compared to the second quarter of 2006, primarily due to the closure of certain under-performing stores during the latter half of 2006. Comparable store sales decreased 2.9% in the second quarter of 2007, compared to a comparable sales increase of 2.3% in the second quarter last year. The decline in comparable store sales reflects softer sales of higher-priced discretionary items and lower in-store traffic levels, which we believe indicates reduced boat usage, and was particularly evident in Florida, which is a key boating market. Wholesale (Port Supply) net sales through our distribution centers remained relatively flat at $13.4 million in the second quarter of 2007 compared to the same period in 2006, but we did see increased sales to Port Supply customers through our store locations, which are included in Stores division results. Net sales of our Direct Sales division decreased $0.3 million, or 1.7%, to $15.1 million in the second quarter of 2007 compared to the same period in 2006, reflecting overall boating market weakness. We believe reduced catalog sales were partially offset by increased Internet sales as more customers used our catalogs for researching products and placed orders on our Internet website.

Gross profit decreased by $3.7 million, or 4.1%, to $86.1 million in the second quarter of 2007, compared to $89.8 million for the same period last year. Gross profit increased as a percentage of net sales to 34.7% in the second quarter of 2007, an 80 basis point increase compared to 33.9% for the same period last year. The increase in gross profit as a percentage of sales primarily was the result of reduced buying and distribution expenses, which had 120 basis points favorable impact, and higher raw product margin, with 40 basis points favorable impact, partly offset by lower vendor allowances recognized, with an unfavorable impact of 65 basis points. Raw product margin improved year over year due to better sourcing and from a sales mix shift toward higher-margin maintenance and hardware and away from electronics.

Selling, general and administrative expenses decreased $7.7 million, or 12.8%, to $52.2 million in the second quarter of 2007, compared to $59.9 million for the same period last year, and decreased as a percentage of sales to 21.0% in the second quarter of 2007, a 160 basis point improvement, compared to 22.6% for the same period last year, primarily as a result of closing certain under-performing stores and cost cutting initiatives implemented during 2006, which contributed 120 basis points improvement, and a change in the interim period timing of compensation-related expenses, with a 35 basis point improvement.

Interest expense decreased $0.9 million, or 42.4%, to $1.3 million in the second quarter of 2007, compared to $2.2 million for the same period last year. The decrease in interest expense was due to lower average outstanding bank borrowings in 2007, driven by lower inventory levels compared to last year.

Our effective income tax rate for the second quarter of 2007 was approximately 38.2% compared with approximately 41.1% for the same period last year. Our effective income tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full year effective income tax rate as necessary. The change in our effective income tax rate in the second quarter of 2007 was largely due to the derecognition of income tax reserves and valuation allowances as we resolved uncertain tax positions as well as increased state enterprise zone credits.

Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006

Net sales for the first six months of 2007 were $373.8 million, a decrease of $23.4 million, or 5.9%, compared to net sales of $397.2 million for the first six months of 2006. Net income for the first six months of 2007 was $8.9 million, or $0.40 per share, compared to net income of $2.3 million, or $0.11 per share, for the first six months of 2006, primarily due to cost savings from closing certain under-performing stores and other initiatives implemented in 2006.

Net sales attributable to our Stores division decreased $23.8 million to $326.2 million in the first six months of 2007, a 6.8% decrease compared to the first six months of 2006, primarily due to the closure of certain under-performing stores during the second half of 2006. Comparable store sales decreased 2.8% in the first six months of 2007 compared to the same period last year. The decline in comparable store sales reflects softer sales of higher-priced discretionary items and lower in-store traffic levels extending into the peak part of the boating season, which we believe indicates reduced boat usage, and was particularly evident in Florida, which is a key boating market. Wholesale (Port Supply) net sales through our distribution centers decreased $0.1 million, or 0.4%, to $23.8 million in the first six months of 2007 compared with the same period in 2006, primarily because wholesale customers purchased more merchandise through our store locations, which are included in Stores division results. Direct Sales net sales increased $0.5 million, or 2.3%, to $23.9 million in the first six months of 2007 compared with the same period in 2006, primarily due to increased traffic on our West Marine Internet shopping website in 2007, particularly during the first quarter.

Gross profit decreased by $8.1 million, or 6.7%, to $112.9 million in the first six months of 2007, compared to $121.0 million for the first six months of 2006. Gross profit as a percentage of net sales decreased to 30.2% for the first six months of 2007, compared to 30.5% for the same period last year. The 30 basis point reduction in gross profit as a percentage of sales primarily was due to our decision to execute clearance sales of lower-performing products earlier in 2007 compared to last year.

Selling, general and administrative expenses decreased $12.0 million, or 11.1%, to $96.1 million in the first six months of 2007, compared to $108.0 million for the same period last year, and decreased as a percentage of sales to 25.7% in the first six months of 2007, a 150 basis point improvement, compared to 27.2% for the same period last year, primarily due to closing certain under-performing stores and cost cutting initiatives implemented during 2006.

Interest expense decreased $1.4 million, or 33.7%, to $2.7 million in the first six months of 2007, compared to $4.1 million for the same period last year. The decrease in interest expense was due to lower average outstanding bank borrowings in 2007, driven by inventory levels compared to the same period last year.

Our effective income tax rate for the first six months of 2007 was approximately 37.1% compared with approximately 57.7% for the same period last year. Our effective income tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full year effective income tax rate as necessary. The change in our effective income tax rate was largely due to the derecognition of income tax reserves and valuation allowances as we resolved uncertain tax positions as well as increased state enterprise zone credits.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures for new and remodeled stores and information systems improvements. We believe our existing credit facility and cash flow from operations will be sufficient to satisfy our liquidity needs over the next 12 months.

Operating Activities

During the first six months of 2007, net cash provided by operating activities was $29.8 million, primarily due to a $43.3 million increase in accounts payable and accrued expenses and $18.7 million in net income, excluding depreciation and amortization, partially offset by a $27.0 million increase in merchandise inventories. Inventory value decreased by 9.6% and inventory per square foot decreased by 3.4% at the end of the second quarter of 2007, compared to the same period last year, primarily due to the implementation of inventory management initiatives.

Investing Activity

We spent $10.2 million on capital expenditures during the first six months of 2007, a $0.1 million decrease from $10.3 million spent during the same period in the prior year, primarily due to fewer new store openings this year. We expect to spend a total of $20.0 million to $25.0 million on capital expenditures during 2007, primarily for new and remodeled stores and information systems improvements. We expect to open approximately ten stores during 2007, six of which we have already opened. We intend to close 15 stores during 2007, three of which have already closed. We intend to pay for our investing activities with cash generated from operations and bank borrowings.

Financing Arrangements

Net cash used in financing activities was $12.2 million for the first six months of 2007, primarily due to $15.1 million in net repayments under our credit facility, partially offset by $2.1 million in proceeds from the exercise of stock options.

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

The applicable margin for any date will depend upon the amount of available credit under the revolving loan facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the second quarter of 2007, the weighted-average interest rate on all of our outstanding borrowings was 6.8%.

The loan agreement contains customary covenants, including but not limited to, restrictions on the ability of West Marine and its subsidiaries to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. Additionally, a minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained. As of June 30, 2007, we were in compliance with our bank covenants.

At June 30, 2007, borrowings under this credit facility were $53.8 million, bearing interest at rates ranging from 6.4% to 8.3%, and $135.8 million was available to be borrowed. At July 1, 2006, borrowings under this credit facility were $110.1 million, bearing interest at rates ranging from 5.7% to 8.3%. At June 30, 2007, we had $6.1 million of outstanding stand-by and commercial letters of credit, compared to $5.7 million of outstanding stand-by letters of credit at July 1, 2006.

Off-Balance Sheet Arrangements

Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2 – Properties and Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 30, 2006.

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of June 30, 2007, we were not involved in any unconsolidated special purpose entities or variable interest entities.

Seasonality

Historically, our business has been highly seasonal. In 2006, 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our retail markets.

Business Trends

Our research indicates that the U.S. boating industry currently is experiencing a down cycle, as evidenced by lower new and used boat sales and declining boat registrations in key states. During the remainder of 2007, we plan to continue to respond to this challenging industry climate by identifying ways to control spending as warranted by our 2007 sales results, increasing specialized and localized product assortments in our stores, and seeking to grow our Port Supply and Direct Sales businesses.

Internet Address and Access to SEC Filings

Our Internet address is www.westmarine.com. Interested readers may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in the “Investor Relations” portion of our website as well as through the Securities and Exchange Commission’s website, www.sec.gov.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Section 21E of the Exchange Act. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance and similar projections, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

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

Based on our operating results for the year ended December 30, 2006, a 67 basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing or increasing our pretax income and cash flows by approximately $0.7 million over the next year, and would have an immaterial effect on the fair value of our fixed-rate financial instruments (see Note 6 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006).

ITEM 4 – CONTROLS AND PROCEDURES

West Marine’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes from the risks disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

West Marine held its Annual Meeting of Stockholders on May 10, 2007. At this meeting, West Marine’s stockholders elected eight directors, approved an amendment to the West Marine, Inc. Associates Stock Buying Plan and ratified the selection of Deloitte and Touche LLP as West Marine’s independent auditors for the fiscal year ending December 29, 2007.

The following table sets forth the names of the nominees for director and the votes for and withheld with respect to each such nominee:

Nominee	Votes For	Votes Withheld
Randolph K. Repass	16,552,605	4,259,946
Peter L. Harris	20,708,372	104,179
Geoffrey A. Eisenberg	20,701,954	110,597
David McComas	20,713,256	99,295
Alice M. Richter	16,632,118	4,180,433
Peter Roy	20,754,139	58,412
Daniel J. Sweeney	20,780,406	32,145
William U. Westerfield	20,754,273	58,278

In connection with the approval of an amendment to the West Marine, Inc. Associates Stock Buying Plan, 18,713,868 shares were voted in favor of approval, 42,655 against and 50,179 abstained, and there were 2,005,849 broker non-votes.

In connection with the ratification of the selection of Deloitte and Touche LLP as West Marine’s independent auditors for the year ending December 29, 2007, 20,772,442 shares were voted in favor of approval, 38,002 against and 2,107 abstained.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.2 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No.33-69604)).

10.1*	Omnibus Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated May 4, 2006 and filed on May 10, 2006).

10.1.1*	Form of Notice of Grant of Stock Options and Option Agreement for Employees.

10.1.2*	Form of Notice of Grant of Stock Options for Non-Employee Directors (incorporated by reference to Exhibit 10.3.2 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.1.3*	Form of Notice of Grant of Stock Options and Option Agreement for Peter Harris (incorporated by reference to Exhibit 10.3.3 to West Marine’s Annual Report of Form 10-K for the year ended January 1, 2005).

10.1.4*	Notice to holders of West Marine, Inc. stock options regarding accelerated vesting (incorporated by reference to Exhibit 10.4 to West Marine’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 29, 2005).

10.2*	West Marine, Inc. Associates Stock Buying Plan, as amended and restated effective March 2002 (incorporated by reference to Appendix III of West Marine’s Proxy Statement, filed on April 3, 2002).

10.2.1*	Amendment Number One to the Associates Stock Buying Plan (incorporated by reference to Exhibit 10.2 to West Marine’s Registration Statement on Form S-8 (Registration No. 333-143285)).

10.3*	Offer Letter, dated February 7, 2006, to Ronald Japinga.

10.4*	Executive Termination Compensation Agreement, dated February 13, 2006, by and between West Marine, Inc. and Ronald Japinga.

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) or Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2007	WEST MARINE, INC.

	By:	/s/ Peter L. Harris
Peter L. Harris
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Senior Vice President and Chief Financial Officer

	By:	/s/ Peter Van Handel
Peter Van Handel
Vice President and Chief Accounting Officer