Form 10-Q
period 2007-09-29
WEST MARINE INC
filed 2007-11-06
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ______

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

At October 27, 2007, the number of shares outstanding of the registrant’s common stock was 21,838,754.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	September 29, 2007	December 30, 2006	September 30, 2006
ASSETS
Current assets:
Cash	$6,578	$6,223	$6,940
Trade receivables, net	7,605	5,713	7,543
Merchandise inventories	255,085	254,017	265,008
Deferred income taxes	5,999	7,372	5,276
Other current assets	18,647	22,794	20,396

Total current assets	293,914	296,119	305,163
Property and equipment, net	70,398	70,781	74,592
Goodwill	56,905	56,905	56,905
Intangibles	201	230	239
Other assets	3,615	4,053	3,604

TOTAL ASSETS	$425,033	$428,088	$440,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,929	$37,945	$44,987
Accrued expenses	42,920	41,824	40,101

Total current liabilities	94,849	79,769	85,088
Long-term debt	30,318	69,027	63,995
Deferred items and other non-current liabilities	7,709	6,939	8,330

Total liabilities	132,876	155,735	157,413

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 21,862,151 shares issued and 21,838,548 shares outstanding at September 29, 2007; 21,572,521 shares issued and 21,553,365 shares outstanding at December 30, 2006; and 21,454,666 shares issued and 21,435,510 shares outstanding at September 30, 2006	22	22	22
Treasury stock	(348)	(282)	(282)
Additional paid-in capital	169,752	164,632	162,753
Accumulated other comprehensive income (loss)	414	(427)	(95)
Retained earnings	122,317	108,408	120,692

Total stockholders’ equity	292,157	272,353	283,090

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$425,033	$428,088	$440,503

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$187,531	$195,605	$561,353	$592,793
Cost of goods sold	129,929	137,150	390,853	413,333

Gross profit	57,602	58,455	170,500	179,460
Selling, general and administrative expense	48,006	50,982	144,079	159,016
Store closure costs	—	1,528	—	5,060

Income from operations	9,596	5,945	26,421	15,384
Interest expense	515	1,211	3,211	5,280

Income before income taxes	9,081	4,734	23,210	10,104
Income taxes	3,817	1,820	9,062	4,919

Net income	$5,264	$2,914	$14,148	$5,185

Net income per share:
Basic	$0.24	$0.14	$0.65	$0.24
Diluted	$0.24	$0.14	$0.64	$0.24
Weighted average common and common equivalent shares outstanding:
Basic	21,815	21,420	21,725	21,297
Diluted	21,959	21,549	21,977	21,449

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	39 Weeks Ended
	September 29, 2007	September 30, 2006
OPERATING ACTIVITIES:
Net income	$14,148	$5,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,848	16,542
Provision for (benefit from) deferred income taxes	1,600	(37)
Asset impairment charge	—	3,532
Tax benefit from equity issuance	374	198
Excess tax benefit from stock-based compensation	(389)	(220)
Stock-based compensation	1,242	1,646
Provision for doubtful accounts	174	317
Loss on asset disposals	559	278
Changes in assets and liabilities:
Accounts receivable	(2,066)	(1,735)
Merchandise inventories	(1,068)	12,923
Prepaid expenses and other current assets	4,147	8,980
Other assets	675	(464)
Accounts payable	13,957	7,487
Accrued expenses	1,096	4,552
Deferred items and other non-current liabilities	529	(44)

Net cash provided by operating activities	49,826	59,140

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	204	14
Purchases of property and equipment	(14,793)	(13,125)

Net cash used in investing activities	(14,589)	(13,111)

FINANCING ACTIVITIES:
Net repayments on line of credit	(38,709)	(53,004)
Payment of loan costs	—	(100)
Proceeds from exercise of stock options	2,942	411
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	562	607
Excess tax benefit from stock-based compensation	389	220
Treasury shares purchased	(66)	(281)

Net cash used in financing activities	(34,882)	(52,147)

NET INCREASE (DECREASE) IN CASH	355	(6,118)
CASH AT BEGINNING OF PERIOD	6,223	13,058

CASH AT END OF PERIOD	$6,578	$6,940

See notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-nine Weeks Ended September 29, 2007 and September 30, 2006

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, “the Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, Article 10 of Regulation S-X and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at September 29, 2007 and September 30, 2006, and the interim results of operations for the 13-week and the 39-week periods and cash flows for the 39-week periods then ended have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 39-week periods ended September 29, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 29, 2007.

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

West Marine adopted FIN 48 on December 31, 2006, and as a result, the Company determined that approximately $3.2 million of tax benefits previously recognized should be considered uncertain tax positions, of which $1.9 million would impact the Company’s effective tax rate, if recognized. Prior to adoption of FIN 48, the Company’s income tax contingency reserves were $1.7 million. Accordingly, the Company recorded a $0.2 million reduction to retained earnings as of December 31, 2006 (the beginning of fiscal year 2007). The difference of $1.3 million between the total amount of uncertain tax positions and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets and the federal tax benefit of state income tax items, and therefore, no financial statement recognition was required.

Upon adoption, the Company’s balance sheet reflected a FIN 48 liability of $1.6 million, consisting of $0.6 million classified as a current liability and $1.0 million classified as a non-current liability. The difference of $0.3 million between the FIN 48 liability and the amount that would impact the effective tax rate primarily consists of unrecognized tax benefits.

As of December 31, 2006, the Company had $0.1 million of accrued interest and $0.1 million of accrued penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as part of its provision for income taxes.

During the first nine months of 2007, the Company reduced its FIN 48 liability by $0.8 million primarily as a result of the expiration of federal and various state statutes of limitations for the 2003 tax year and the settlement of various state tax liabilities, partially offset by a $0.4 million increase resulting from additional information concerning existing federal and state tax contingencies and the estimated impact of state audits that commenced during the period.

As of September 29, 2007, the Company’s balance sheet reflected a FIN 48 liability of $1.2 million, classified as $0.2 million in current liabilities and $1.0 million in deferred items and other non-current liabilities. These balances include $0.1 million of accrued interest and $0.1 million of accrued penalties related to the Company’s uncertain tax positions. The amount classified as a current liability represents the Company’s anticipated payment of cash in settlement of uncertain tax positions within one year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states, Puerto Rico and Canada. Generally, the statute of limitations for income tax return examinations is three years for U.S. federal, four years for Puerto Rico, seven years for Canada and varies among state and local jurisdictions.

NOTE 3: STOCK-BASED COMPENSATION

West Marine follows the accounting provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the estimated grant date fair value method of accounting for awards of stock options and restricted shares under the Omnibus Equity Incentive Plan (the “Plan”) and issuances under the Company’s Associates Stock Buying Plan. Almost all of the Company’s stock-based compensation expense is included in selling, general and administrative expense; a small portion is included in cost of goods sold. Related tax benefits are included in the Company’s condensed consolidated statements of operations. The Company recognized stock-based compensation expense of $0.5 million and $1.2 million for the third quarter and first nine months of 2007, respectively, and $0.4 million and $1.6 million for the third quarter and first nine months of 2006, respectively. The Company reported related excess tax benefits of $0.4 million and $0.2 million for the first nine months of 2007 and 2006, respectively, which are classified as financing activities in the Company’s condensed consolidated statements of cash flows.

West Marine awards options to purchase shares of common stock to certain eligible associates employed at the time of the grant. Options awarded under the Plan in 2007 generally vest over three years and expire five years following the grant date; options awarded under the Plan in 2006 generally vest over four years and expire five years following the grant date. During the first nine months of 2007, the Company awarded options to purchase 591,639 shares with a weighted average exercise price of $15.02 per share and an average grant date fair value of $5.13 per share. Options to purchase 110,196 shares vested during the first nine months of 2007, with a weighted-average exercise price of $14.73 per share. During the first nine months of 2006, the Company awarded options to purchase 486,436 shares with a weighted-average exercise price of $14.38 per share and an average grant date fair value of $5.64 per share. No options vested during the first nine months of 2006. At September 30, 2007, the total compensation cost related to unvested awards not yet recognized was $3.3 million after adjustment for expected forfeitures, with a weighted-average expense recognition period of 2.7 years.

NOTE 4: SEGMENT INFORMATION

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

Segment assets are not presented, as the Company’s assets are commingled and are not available by segment. For impairment assessment purposes, all goodwill is assigned to the Stores reporting unit. Contribution is defined as net sales, less product costs and direct expenses. Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales:
Stores	$166,582	$173,817	$492,734	$523,768
Direct Sales	10,862	11,187	34,747	34,542
Port Supply	10,087	10,601	33,872	34,483

Consolidated net sales	$187,531	$195,605	$561,353	$592,793

Contribution:
Stores	$25,754	$23,106	$70,438	$59,635
Direct Sales	1,250	1,275	4,361	4,703
Port Supply	(121)	656	1,845	4,021

Consolidated contribution	$26,883	$25,037	$76,644	$68,359

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$26,883	$25,037	$76,644	$68,359
Less:
Indirect costs of goods sold not included in consolidated contribution	(7,980)	(9,143)	(23,749)	(25,822)
Store closure costs	—	(1,528)	—	(1,528)
General and administrative expense	(9,307)	(8,421)	(26,474)	(25,625)
Interest expense	(515)	(1,211)	(3,211)	(5,280)
Income taxes	(3,817)	(1,820)	(9,062)	(4,919)

Net income	$5,264	$2,914	$14,148	$5,185

NOTE 5: STORE CLOSURE COSTS

The Company’s condensed consolidated financial statements for the 13-week and 39-week periods ended September 30, 2006 include a $1.5 million charge for lease termination costs, severance benefits and other expenses related to the closure of certain under-performing stores. In 2006, as part of a new initiative to identify under-performing locations for possible closure, management undertook a comprehensive study of individual store profitability – including consideration of seasonality, cannibalization of nearby store sales, lease terms and possible strategies for improving future results. Based on the resulting assessment of expected future cash flows and management’s decision to close up to 40 stores, the Company recorded a $3.5 million pre-tax charge in the second quarter of 2006 for impairment of long-lived assets associated with the identified stores. The non-cash impairment charge reduced the carrying value of leasehold improvements, fixtures and equipment at lower-performing stores slated for closure and expected to then be abandoned to the fair value indicated by their service potential during the remaining period of the related store’s operation. The store asset impairment charge is included in “Store closure costs” in the Company’s condensed consolidated statement of income for the 39-week period ended September 30, 2006. Because assets are commingled and not available by operating segment, impaired assets are not presented in Note 4 above, consistent with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of September 29, 2007 and September 30, 2006, and the related condensed consolidated statements of income for the 13-week and 39-week periods ended September 29, 2007 and September 30, 2006, and of cash flows for the 39-week periods ended September 29, 2007 and September 30, 2006. These interim financial statements are the responsibility of West Marine’s management.

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

November 6, 2007

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 30, 2006. All references to the third quarter and the first nine months of 2007 mean the 13-week and 39-week periods ended September 29, 2007, respectively, and all references to the third quarter and first nine months of 2006 mean the 13-week and 39-week periods ended September 30, 2006, respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

General

West Marine is one of the largest boating supplies retailers in the world. We have three divisions – Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) – all of which sell aftermarket recreational boating supplies directly to customers. At the end of the third quarter of 2007, we offered our products through 372 stores in 38 states, Puerto Rico and Canada; on the Internet (www.westmarine.com and www.boatus-store.com); and through catalogs. We are also engaged, through our Port Supply division, our stores and the Internet (www.portsupply.com), in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. SFAS 157 will be effective for West Marine beginning in fiscal year 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 will permit entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for West Marine beginning in fiscal year 2008. We do not expect the adoption of SFAS 159 to have a material impact on our financial position, results of operations or cash flows.

Significant Accounting Policies and Estimates

Management’s discussion and analysis of West Marine’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Critical Accounting Estimates

Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the audit committee of our board of directors.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Inventory – Valuation Adjustments

We value our merchandise inventories at the lower of the average cost or market value. Inventory cost is written down to market value when cost exceeds market value, which we estimate using current levels of aged and discontinued product and historical analysis of items sold below cost. Lower of cost or market adjustments included in ending inventory at September 29, 2007 and September 30, 2006 were $6.8 million and $5.8 million, respectively.

In fiscal year 2005, we undertook a comprehensive review of merchandise inventories using the valuation methodology described above and recorded a $2.9 million pre-tax charge for expected markdowns arising from shifts in merchandising strategies and consumer preferences as well as technological advances.

	Our lower of cost or market adjustments contain uncertainties because the calculations require management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand, the promotional environment, technological obsolescence and consumer preferences.	We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market adjustments. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material. A 10% reduction in the actual market value of our merchandise inventories at September 29, 2007, would have affected net income by approximately $0.6 million in the 39-week period then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Inventory – Shrinkage Reserve

We make certain assumptions based upon historical experience and current information to adjust inventory value for estimated physical inventory losses, or shrinkage. Our reserve for estimated inventory shrinkage is based on historical shrinkage rates as determined by our physical merchandise inventory counts and cycle counts. Our reserve for shrinkage losses included in ending inventory at September 29, 2007 and September 30, 2006 was $3.7 million and $4.5 million, respectively.

Our inventory shrinkage reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including historical results and current inventory loss trends.

We have not made any material changes in the accounting methodology used to establish our inventory shrinkage reserve during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory shrinkage reserve. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at September 29, 2007, would have affected net income by approximately $0.2 million in the 39-week period then ended.

Inventory – Capitalized Indirect Costs

Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store selling locations and operating costs of our merchandising, replenishment and distribution activities. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold. Indirect costs included in inventory value at September 29, 2007 and September 30, 2006 were $25.1 million and $26.3 million, respectively.	Our capitalized indirect costs contain uncertainties because the calculations require management to make assumptions and to apply judgment regarding the adequacy of the procedures of our cost accounting system, the soundness of the underlying principles and their consistent application. In interim periods, the calculation of capitalized indirect costs requires management to estimate capitalized indirect costs, merchandise purchases and inventory levels for the full fiscal year.	We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our capitalized indirect costs. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our capitalized indirect costs at September 29, 2007 would have affected net income by approximately $1.5 million in the 39-week period then ended.

In the fourth quarter of 2006, we determined that we had incorrectly capitalized a portion of indirect costs in inventory value and restated our financial statements for prior periods. For more information, see Note 2 – Restatement of Prior Periods, in the notes to our consolidated financial statements, included in Item 8, Financial Statements and Supplementary Data, of our 2006 Form 10-K.

Vendor Allowances Receivable

We establish a receivable and reduce inventory cost for income generated from vendor-sponsored programs, or vendor allowances, that is earned but not yet received from our vendors, which we calculate based on provisions of the programs in place. Due to the complexity of the individual agreements with vendors, we perform detailed analyses and review historical trends to determine an appropriate level for the vendor allowances receivable. Our receivable for vendor allowances at September 29, 2007 and September 30, 2006 was $4.5 million and $5.6 million, respectively.	Our vendor allowances receivable contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including estimated future inventory purchases and our ability to collect amounts due from vendors.	We have not made any material changes in the accounting methodology used to establish our vendor allowances receivable during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances receivable. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual receipts of our vendor allowances receivable at September 29, 2007 would have affected net income by approximately $0.3 million in the 39-week period then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Impairment of long-lived assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. We may also accelerate depreciation over the asset’s revised useful life if it is identified for replacement or abandonment at a specific future date.

Using the impairment evaluation methodology described above, in the second quarter of 2006, we recorded a $3.5 million pre-tax charge for impairment of long-lived assets at certain under-performing stores slated for closure. For more information, see Note 5 – Store Closure Costs in the notes to our condensed consolidated financial statements in this report. No impairment charges were recorded in the first nine months of 2007.

	Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment in order to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.	We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Goodwill

All goodwill is assigned to our Stores reporting unit. We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information and using an independent valuation firm, as appropriate.

There was no impairment of goodwill during fiscal year 2006 or the first nine months of 2007. The carrying value of goodwill at September 29, 2007 and September 30, 2006 was $56.9 million.

	We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.	We have not made any material changes in our goodwill impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for goodwill impairment losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. A 10% change in the carrying value of goodwill at September 29, 2007 would have affected net income by approximately $3.5 million in the 39-week period then ended.

Tax Contingencies

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available.

In the first quarter of 2007, we adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which resulted in a $0.2 million adjustment to retained earnings.

Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.

Although management believes that its judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution. A 10% change in the actual settlements of our uncertain tax positions at September 29, 2007 would have affected net income by approximately $0.2 million in the 39-week period then ended.

Self-Insured Liabilities

We are self-insured for certain losses related to employee healthcare, workers’ compensation and general liability claims. However, we obtain third-party insurance coverage to limit our exposure to these claims.

When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, severity factors and valuations provided by independent third-parties.

Periodically, management reviews its assumptions and the valuations provided by independent third-parties to determine the adequacy of our self-insured liabilities.

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date.

We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities at September 29, 2007, would have affected net income by approximately $0.2 million in the 39-week period then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Stock-Based Compensation

We have a stock-based compensation plan under which we award non-qualified stock options and restricted stock. We also have an associate stock buying plan. For more information, see Note 3 – Share-Based Compensation, in the notes to our consolidated financial statements of our 2006 Form 10-K.

We determine the fair value of our non-qualified stock option awards at the date of grant using the Black-Scholes Merton option-pricing model.

We determine the fair value of our restricted share awards and associate stock buying plan purchases using similar valuation techniques and the closing market price of our common stock.

Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation.

A 10% change in our stock-based compensation expense for the 39-week period ended September 29, 2007, would have affected net income by approximately $0.1 million.

Results of Operations

The following table sets forth certain statement of operations components expressed as a percent of net sales:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.3	70.1	69.6	69.7

Gross profit	30.7	29.9	30.4	30.3
Selling, general and administrative expense	25.6	26.1	25.7	26.8
Store closure costs	—	0.8	—	0.9

Income from operations	5.1	3.0	4.7	2.6
Interest expense, net	0.3	0.6	0.6	0.9

Income before income taxes	4.8	2.4	4.1	1.7
Income taxes	2.0	0.9	1.6	0.8

Net income	2.8	1.5	2.5	0.9

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006

Net sales for the third quarter of 2007 were $187.5 million, a decrease of $8.1 million, or 4.1%, compared to net sales of $195.6 million in the third quarter of 2006, primarily due to a $6.5 million sales decrease attributable to stores that have been closed, including 33 under-performing stores closed during the second half of 2006. Net income for the third quarter of 2007 was $5.3 million, an increase of $2.4 million, or 80.6%, compared to net income of $2.9 million in the third quarter of 2006, primarily due to $1.5 million in costs incurred in the same period last year related to the closure of certain under-performing stores, as well as other cost savings initiatives implemented in 2006.

Net sales attributable to our Stores segment decreased $7.2 million to $166.6 million in the third quarter of 2007, a 4.2% decrease compared to the third quarter of 2006, primarily due to a $6.5 million sales decrease attributable to store closures, partially offset by a $3.9 million, or 12.0%, increase in sales to Port Supply customers through our store locations. Comparable store sales increased 0.3% in the third quarter of 2007, compared to a comparable store sales increase of 2.4% in the third quarter last year. We believe the increase in comparable store sales reflects increased sales to Port Supply customers in our stores as well as prolonged boat usage in the northeast region due to the extended warm weather late in the boating season, partially offset by the continued softness in Florida, which is a key boating market. Net sales not included in comparable store sales during the third quarter of 2007 included $2.3 million from new stores and $2.0 million from remodeled or expanded stores. Wholesale (Port Supply) net sales through our distribution centers decreased $0.5 million, or 4.8%, to $10.1 million in the third quarter of 2007 compared to the same period in 2006, primarily because wholesale customers purchased more merchandise through our store locations, which are included in Stores segment results. Net sales of our Direct Sales segment decreased $0.3 million, or 2.9%, to $10.9 million in the third quarter of 2007 compared to the same period in 2006, reflecting overall boating market weakness.

Gross profit decreased by $0.9 million, or 1.5%, to $57.6 million in the third quarter of 2007, compared to $58.5 million for the same period last year. Gross profit increased as a percentage of net sales to 30.7% in the third quarter of 2007, an 80 basis point increase compared to 29.9% for the same period last year. Gross profit as a percentage of sales increased primarily due to a reduction in buying and distribution expenses of $5.0 million, or 85 basis points, and higher raw product margin, which increased gross profit by $2.0 million, or 35 basis points, partially offset by lower vendor allowances recognized, which decreased gross profit by $1.2 million, or 21 basis points. Raw product margin as a percentage of sales increased compared to last year primarily due to a general shift in sales mix toward higher-margin maintenance items and away from lower-margin electronics, partially offset by increased sales to Port Supply wholesale customers, which reduced raw margin percentage by 53 basis points, as well as increased clearance of lower-performing products this year.

Selling, general and administrative expense decreased $3.0 million, or 5.8%, to $48.0 million in the third quarter of 2007, compared to $51.0 million for the same period last year, and decreased as a percentage of sales to 25.6% in the third quarter of 2007, a 50 basis point improvement, compared to 26.1% for the same period last year, primarily due to the implementation of cost-savings initiatives and the closure of certain under-performing stores, as well as a change in the timing of bonus accruals, which contributed $1.2 million, or 18 basis points of improvement.

Interest expense decreased $0.7 million, or 57.5%, to $0.5 million in the third quarter of 2007, compared to $1.2 million for the same period last year. The decrease in interest expense was attributable to reduced bank borrowings, driven by lower inventory levels during the period.

Our effective income tax rate for the third quarter of 2007 was approximately 42.0% of pre-tax income, a 360 basis point change compared with approximately 38.4% for the same period last year. Our effective income tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full year effective income tax rate as necessary. The change in our effective income tax rate for the third quarter of 2007 was due to an increase in income tax reserves of 150 basis points, resulting from our evaluation of additional information obtained during the period concerning existing federal and state uncertain tax positions, a 100 basis point decrease in the effective rate benefit related to state enterprise zone credits, and a 110 basis point increase in other non-deductible items.

Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006

Net sales for the first nine months of 2007 were $561.4 million, a decrease of $31.4 million, or 5.3%, compared to net sales of $592.8 million for the first nine months of 2006, primarily due to a $20.9 million decrease in sales attributable to closed stores, including 33 under-performing stores closed during the second half of 2006, and an $8.4 million decrease in sales from stores open more than one year. Net income for the first nine months of 2007 was $14.1 million, compared to net income of $5.2 million for the first nine months of 2006, primarily due to cost savings from closing certain under-performing stores and other cost savings initiatives implemented in 2006.

Net sales attributable to our Stores segment decreased $31.0 million, or 5.9%, to $492.7 million in the first nine months of 2007 compared to the first nine months of 2006, primarily due to the closure of certain under-performing stores during the second half of 2006, partially offset by a $7.4 million, or 7.4%, increase in sales to Port Supply customers through our store locations. Comparable store sales decreased 1.7% in the first nine months of 2007, compared to a comparable store sales increase of 2.8% for the same period last year. The decline in comparable store sales reflects softer sales of higher-priced discretionary items and lower in-store traffic levels extending into the peak part of the boating season, which we believe indicates reduced boat usage, and was particularly evident in Florida, which is a key boating market. Net sales not included in comparable store sales in the first nine months of 2007 included $4.6 million from new stores and $5.7 million from remodeled or expanded stores. Wholesale (Port Supply) net sales through our distribution centers decreased $0.6 million, or 1.8%, to $33.9 million in the first nine months of 2007 compared with the same period in 2006, primarily because wholesale customers purchased more merchandise through our store locations, which are included in Stores segment results. Net sales of our Direct Sales segment increased $0.2 million, or 0.6%, to $34.7 million in the first nine months of 2007 compared with the same period last year, primarily due to increased traffic on our West Marine shopping website this year.

Gross profit decreased by $9.0 million, or 5.0%, to $170.5 million in the first nine months of 2007, compared to $179.5 million for the first nine months of 2006. Gross profit as a percentage of net sales increased to 30.4% for the first nine months of 2007, an increase of 10 basis points compared to 30.3% for the same period last year. Gross profit as a percentage of sales increased primarily due to reduced buying and distribution expenses, which increased gross margin percentage by 24 basis points, partially offset by increased sales to Port Supply wholesale customers, which reduced gross margin percentage by 21 basis points, as well as our decision to execute clearance sales of lower-performing products earlier in 2007 compared to last year.

Selling, general and administrative expense decreased $14.9 million, or 9.4%, to $144.1 million in the first nine months of 2007, compared to $159.0 million for the same period last year, and decreased as a percentage of sales to 25.7% in the first nine months of 2007, a 110 basis point improvement, compared to 26.8% for the same period last year, primarily due to closing certain under-performing stores and cost savings initiatives implemented during 2006, which resulted in a $16.2 million, or 118 basis point improvement and a change in the timing of bonus accruals, which contributed $1.8 million, or 13 basis points.

Interest expense decreased $2.1 million, or 39.2%, to $3.2 million in the first nine months of 2007, compared to $5.3 million for the same period last year. The decrease in interest expense was primarily due to reduced bank borrowings, which resulted in a $2.4 million savings and was driven by lower inventory levels, partially offset by a $0.2 million increase attributable to higher interest rates compared to last year.

Our effective income tax rate for the first nine months of 2007 was approximately 39.0% of pre-tax income, a 970 basis point reduction compared to 48.7% for the same period last year, primarily due to a decrease of approximately $1.0 million in valuation allowances related to deferred tax assets.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures for new and remodeled stores and information systems improvements. We believe our existing credit facility and cash flow from operations will be sufficient to satisfy our liquidity needs over the next 12 months.

Operating Activities

During the first nine months of 2007, net cash provided by operating activities was $49.8 million, primarily due to $14.1 million in net income, before adjustment for $14.8 million in non-cash charges for depreciation and amortization, and a $15.1 million increase in accounts payable and accrued expenses, mainly attributable to timing of merchandise receipts during the period, partially offset by a $1.1 million increase in merchandise inventories. Inventory value decreased by 3.7%, while inventory per square foot increased by 2.5% at the end of the third quarter of 2007, compared to the same period last year, primarily due to our strategic initiative of market optimization by providing larger stores with a broader assortment of product offerings.

Investing Activities

We spent $14.8 million on capital expenditures during the first nine months of 2007, a $1.7 million increase compared to $13.1 million spent during the same period last year, primarily due to a $2.0 million, or 51.3%, increase in expenditures for information systems improvements, partially offset by a $0.9 million, or 15.8%, decrease in spending for new and remodeled stores this year. We expect to spend $18.0 million to $20.0 million on capital expenditures during 2007, primarily for new and remodeled stores and information systems improvements. We expect to open nine stores during 2007, eight of which we have already opened. We have closed 13 stores this year and intend to close five more by the end of 2007. We intend to pay for our investing activities with cash generated from operations and bank borrowings.

Financing Arrangements

Net cash used in financing activities was $34.9 million for the first nine months of 2007, primarily due to $38.7 million in net repayments under our credit facility, partially offset by $2.9 million in proceeds from the exercise of stock options.

We have a $225.0 million credit agreement with a group of lenders that expires in December 2010. Borrowing availability is based on a percentage of our inventory and accounts receivable. At our option, subject to certain conditions and restrictions, the agreement provides up to $25.0 million in additional financing during the term. The credit facility is guaranteed by West Marine and its subsidiaries and is secured by a security interest in all of the accounts receivable and inventory of West Marine and its subsidiaries, certain other related assets, and all proceeds from those assets. The credit facility includes a $50.0 million sub-facility available for the issuance of commercial and stand-by letters of credit. The credit facility also includes a sub-limit of up to $20.0 million for same day advances.

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

The applicable margin for any date will depend upon the amount of available credit under the revolving loan facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the third quarter of 2007, the weighted-average interest rate on all of our outstanding borrowings was 6.8%.

The credit agreement contains customary covenants, including but not limited to, restrictions on the ability of West Marine and its subsidiaries to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. Additionally, a minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained. As of September 29, 2007, we were in compliance with our bank covenants.

At September 29, 2007, borrowings under this credit facility were $30.3 million, bearing interest at rates ranging from 6.4% to 8.3%, and $123.6 million was available to be borrowed. At September 30, 2006, borrowings under this credit facility were $64.0 million, bearing interest at rates ranging from 5.7% to 8.3%. At September 29, 2007, we had $6.3 million of outstanding stand-by and commercial letters of credit, compared to $5.6 million of outstanding stand-by and commercial letters of credit at September 30, 2006.

Off-Balance Sheet Arrangements

Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2 – Properties and Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 30, 2006.

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of September 29, 2007, we were not involved in any unconsolidated special purpose entities or variable interest entities.

Seasonality

Historically, our business has been highly seasonal. In 2006, 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our retail markets.

Business Trends

Our research indicates that the U.S. boating industry currently is experiencing a down cycle, as evidenced by lower new and used boat sales and declining boat registrations in key states. Net sales of our Direct Sales segment in the first three quarters of 2007 were lower than our previous expectations due to the delayed implementation of Internet platform enhancements.

During the fourth quarter of 2007 and in fiscal year 2008, we plan to continue to respond to this challenging industry climate by identifying ways to control spending as warranted by our expected sales results, increasing specialized and localized product assortments in our stores, providing additional store training programs, maintaining high in-stock rates, growing our Port Supply and Direct Sales businesses and opening larger-format stores with broader product assortments, which we believe is a more profitable format than smaller stores.

SEC Informal Inquiry

As previously disclosed, we restated our consolidated financial statements for fiscal years 2002 through 2005 and our quarterly financial statements for fiscal year 2005 and the first three quarters of fiscal year 2006 as a result of management’s review and reevaluation of various indirect costs included in inventory cost and of the company’s adoption of Emerging Issues Task Force (“EITF”) No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration received from a Vendor, in fiscal year 2003. This restatement was undertaken following consultations with our independent registered accounting firm and with the approval of our board of directors. In August 2007, the staff of the Securities and Exchange Commission (“SEC”) notified us that they were conducting an informal inquiry into the facts and circumstances that gave rise to the restatement of our historical financial results. In October 2007, we provided materials regarding the restatement to the SEC staff, and the staff requested that we voluntarily provide them with certain additional materials relating to our inventory accounting practices from 2001 to 2006, among other things. The SEC staff has advised us that their informal inquiry and request for information should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be considered an adverse reflection upon any person, entity or security. We intend to continue to cooperate with the SEC.

We expect the inquiry to affect our results of operations and, in particular, our selling, general and administrative expense line item as we incur significant costs to, among other things, respond to the staff’s requests. Such costs will be incurred on an ongoing basis as the staff conducts its informal inquiry. However, the outcome of this matter cannot be predicted at this time, and consequently, we cannot estimate the impact on subsequent quarters that the costs associated with this SEC informal inquiry may have on our results of operations. For more information regarding uncertainties related to this inquiry, see Part II, Item 1A of this report.

Incremental costs related to the SEC informal inquiry were approximately $0.2 million in the third quarter of 2007. We currently expect that total incremental costs related to the SEC informal inquiry will exceed $1.0 million during fiscal year 2007.

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

Our operations could be adversely affected if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, those described in this Quarterly Report in Part II, Item 1A, and those risks which may be described from time to time in our other filings with the Securities and Exchange Commission. Except as required by applicable law, We assume no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to diminish our exposure to interest rate or foreign currency exchange risk, and we are not a party to any interest rate or foreign currency exchange risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in our last Annual Report on Form 10-K.

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

Substantially all amounts owed to third parties are payable in our reporting currency (U.S. dollars). Therefore, a change in currency exchange rates would have an insignificant effect on our financial position, results of operations and cash flows.

ITEM 4 – CONTROLS AND PROCEDURES

West Marine’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 29, 2007.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Currently and from time to time, we are a party to various legal proceedings that are incidental to the conduct of our business, including inquiries or notices that we receive from time to time from regulatory authorities, which we respond to in the ordinary course of business. In our opinion, after consultation with legal counsel responsible for these matters, the ultimate liability with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

ITEM 1A – RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The SEC’s current informal inquiry into the restatement of our historical financial results may adversely affect our financial condition, results of operations and the price of our common stock.

As previously disclosed, the SEC has notified us that they are conducting an informal inquiry into the facts and circumstances that gave rise to the restatement of our historical financial results, which occurred because of our review and reevaluation of our accounting for indirect costs included in inventory cost and of our adoption of EITF No. 02-16 in fiscal year 2003. There are a number of risks associated with this SEC inquiry. We cannot predict the outcome or the duration of the SEC inquiry or any other legal proceeding that may arise out of the SEC inquiry or otherwise related to our restatement. We also could be subjected to other lawsuits and could become the subject of other regulatory inquiries or investigations in addition to the SEC inquiry now underway. If we are subject to adverse findings in any proceedings, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our financial condition and results of operations.

Dealing with matters related to the SEC inquiry could divert management’s attention from managing our day-to-day operations. Additionally, expenses that may arise from responding to the SEC inquiry, management’s review of responsive materials, any related litigation or other associated activities are expected to be significant. Current and former employees, officers and directors may seek indemnification, advancement or reimbursement of expenses from us, including attorneys’ fees, with respect to the current inquiry or future proceedings related to this matter, if any such inquiry or proceeding involves such employees, officers and directors personally. These events could adversely affect our financial condition, results of operations and the price of our common stock.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.2 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No.33-69604)).

10.1*	Executive Employment Agreement, dated as of December 11, 2006, between West Marine, Inc. and West Marine Products, Inc. and Thomas Moran (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K filed December 12, 2006).

10.2*	First Amendment to Executive Employment Agreement, dated September 27, 2007, between West Marine, Inc. and West Marine Products, Inc. and Thomas Moran.

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) or Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2007	WEST MARINE, INC.

	By:	/s/ Peter L. Harris
Peter L. Harris
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Senior Vice President and Chief Financial Officer

	By:	/s/ Peter Van Handel
Peter Van Handel
Vice President and Chief Accounting Officer