Form 10-K
period 2007-12-29
WEST MARINE INC
filed 2008-04-04
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934, as amended (Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $299.6 million based on the closing sale price of $13.76 as reported on the NASDAQ Global Market on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2008
Common stock, $.001 par value per share	21,893,741 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2008.	Part II, Item 5 and Part III

WEST MARINE, INC.

2007 FORM 10-K ANNUAL REPORT

i

EXPLANATORY NOTE

On March 18, 2008, upon the recommendation of management, the Board of Directors of West Marine, Inc. authorized the restatement of the company’s consolidated financial statements for fiscal years 2005 and 2006 and its quarterly financial statements for fiscal year 2006 and the first three quarters of fiscal year 2007. The consolidated balance sheet at December 30, 2006, and the consolidated statements of operations, consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the fiscal years ended December 31, 2005 and December 30, 2006 in this report have been restated. We also plan to amend our quarterly reports on Form 10-Q for the first three quarters of fiscal 2007. All financial information included in this report is based on our restated financial statements. See Note 2 to our consolidated financial statements in Item 8 for additional information regarding the restatement.

PRELIMINARY NOTE

This report is for the year ended December 29, 2007. This report modifies and supersedes documents filed prior to this report. The Securities and Exchange Commission (the “SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this report. In addition, information that we file with the Securities and Exchange Commission in the future automatically will update and supersede information contained in this report.

We undertake no obligation (other than that required by law) to publicly update or revise any disclosures contained in this report, whether as a result of new information, future events or otherwise. Website references throughout this report are for information only, and the content of these websites is not incorporated by reference and should not otherwise be considered a part of this report.

ii

PART I

ITEM 1—BUSINESS

General

West Marine is one of the largest boating supplies retailers in the world with 2007 net sales of $679.6 million. Our business strategy is to offer merchandise assortments for the boat and for the boater that meet the needs of individual boaters and boating businesses and to provide customer service beyond expectations and the convenience of multi-channel selling.

We have three reportable segments: Stores, Port Supply and Direct Sales. Our Stores segment generated approximately 87% of our 2007 net sales and within our Stores segment 77% of the sales were to retail customers, while 23% were to wholesales customers, Our 372 stores open at the end of 2007 are located in 38 states, Puerto Rico and Canada. Our Port Supply segment is one of the largest wholesale distributors of marine equipment in the United States. Products shipped to Port Supply customers directly from our warehouses represented approximately 6% of our 2007 net sales. Our Direct Sales segment, which includes our catalog and Internet operations, offers customers around the world more than 80,000 products and it accounted for the remaining 7% of our 2007 net sales. Financial information about our segments appears in Note 12 to our consolidated financial statements, in Item 8 of this report.

West Marine, Inc. was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. Unless the context otherwise requires, “West Marine”, “we”, “us” and “our” refer to West Marine, Inc. and its subsidiaries. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700. Our three distribution centers are located in Rock Hill, South Carolina; Hollister, California and Hagerstown, Maryland.

All references to 2007, 2006 and 2005 in this report refer to our fiscal years ended on December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Fiscal years 2007, 2006 and 2005 were 52-week years.

Stores Segment

Since opening our first store in Palo Alto, California in 1975, we have grown through internal expansion and through strategic acquisitions to 372 locations open at the end of 2007. During 2007, we opened nine new standard-sized stores, including the re-opening of a previously hurricane-damaged store in Louisiana.

In addition to our standard-sized stores—which typically range from 6,000 to 8,000 square feet and carry about 7,000 items—we operate larger “superstore” and smaller “Express” store formats. Typically ranging from 2,500 to 3,000 square feet, Express stores carry about 3,000 items, mainly hardware and other supplies needed for day-to-day boat maintenance and repairs. We closed two Express stores during 2007, ending the year with 27 Express stores located throughout the United States. We have superstores in Ft. Lauderdale, Florida and San Diego, California. At approximately 25,000 square feet, our superstores offer an expansive array of merchandise—about 18,000 items—as well as interactive displays designed to help customers make informed product selections.

We regularly monitor and take steps to improve individual store performance, including remodeling or expanding stores, relocating stores to more profitable locations and closing lower-performing stores. In 2007, we closed 14 stores, remodeled 19 stores and changed merchandise assortments to better serve local customer needs in 21 stores. In 2008, we plan to open and close a small number of stores and remodel, expand or significantly re-merchandise up to 35 stores.

Port Supply Segment

Port Supply, our wholesale segment, was created to expand our market share across a broader customer base and to leverage our purchasing and distribution efficiencies. Our extensive store network gives Port Supply an advantage in serving wholesale customers looking for greater convenience and a larger assortment of products than that carried by typical distributors. We serve the wholesale market through commissioned sales representatives, our stores, our call center and our website, www.portsupply.com.

We distributed marine supplies (via stores and shipped directly from our warehouses) to more than 43,000 domestic and international wholesale customers in 2007. Port Supply customers include businesses involved in boat sales, boat building, boat commissioning and repair, yacht chartering, marina operations and other boating-related activities. In addition, Port Supply sells to government and industrial customers who use our products for non-boating purposes. We plan to further expand our Port Supply sales in 2008, primarily by focusing on certain geographic areas where we perceive growth opportunities.

Direct Sales Segment

Our catalogs and Internet e-commerce websites serve as effective multi-channel marketing and advertising tools for our customers by providing in-depth product advice and information. Both channels offer our customers access to detailed product information in order to assist them with making informed purchasing decisions that are based on their individual boating needs. We provide customers with unique product advisor tips and tools, technical information and a selection of over 80,000 products through both channels with at least 36,000 of those products available directly through our distribution centers. Through our call center, we also provide our customers with access to knowledgeable technical advisors who can assist the customer in understanding the various uses and applications of the products we sell.

We leverage the Direct Sales segment to address the growing significance of e-commerce in the specialty retail market by tailoring and directing our online communication efforts toward boating enthusiasts. Our websites are updated regularly with new products, pricing, product availability and relevant information for our customers including online product advisors and technical information; access to information on our loyalty program; consumer product reviews; in-depth boating articles; and videos of customer interest. We also provide relevant research tools for our customers related to their particular boating needs such as the ability to research boat insurance as well as research towing and financing services offered by our vendor-partners. In order to improve site stability and ensure the Internet business could easily accommodate anticipated future growth, we invested in the infrastructure and technology supporting our Internet business during 2007. In 2008, we plan to continue to invest in our e-commerce site in order to ensure customers are provided with better than expected customer service.

We distributed various domestic and international catalogs throughout the year to specific customer segments. In 2007, we increased the number of smaller seasonal catalogs and circulation of those vehicles while at the same time, we focused on reducing the distribution of the 2007 Annual Catalog to certain targeted customer segments as defined in our customer database. Fulfillment of orders is provided by our distribution centers, customer support is provided through our call center, and operational support is provided through the Watsonville Support Center.

Foreign Sales

Through the Direct Sales segment, we promote and sell product internationally through both our catalogs and e-commerce websites. Also, we have ten stores located in Canada. For each of 2007, 2006 and 2005, sales outside of the United States represented less than 5% of our total net sales.

Customer Service

Offering exceptional customer service has been the cornerstone of West Marine since our beginning. We remain focused on the customer and providing customer service “beyond expectations.” Providing customer service “beyond expectations” is more than just a phrase, it is a commitment to excellence that is embraced by all West Marine associates. Many of our selling associates receive advanced product and technical training, empowering them to take great care of our customers. We will continue to listen to our customers and develop our business to meet their needs.

Merchandising

West Marine is committed to broad merchandise assortments that provide what our customers want, when they want it. Our Executive Vice President of Marketing and Merchandising, along with the merchandising managers, is responsible for vendor and product selection. Our Senior Vice President of Planning and Replenishment, assisted by merchandise planners, is responsible for purchasing and managing inventory levels in our distribution centers and our stores.

We purchased merchandise from more than 900 vendors during 2007 and realized savings through quantity purchases and direct shipments. In 2007, no single vendor accounted for more than 14% of our merchandise purchases, and our 20 largest vendors accounted for approximately 45% of our merchandise purchases. Generally, we purchase merchandise from our vendors on an order-by-order basis.

During 2007, we continued to offer private label merchandise, which typically feature higher gross margins than comparable branded products. Private label products, which we sell under the “West Marine” and “Seafit” brand names, usually are manufactured in Asia, the United States and Europe. We have a limited number of long-term contracts with our manufacturing sources and we compete with other companies for production facilities and import quota capacity.

Logistics

We operate three distribution centers: a 472,000 square foot facility in Rock Hill, South Carolina; a 287,000 square foot facility in Hagerstown, Maryland; and a 240,000 square foot facility in Hollister, California. Vendors generally ship products to our distribution centers, where merchandise is inspected and prepared for shipment to stores and customers. Some vendors ship products directly to our stores. We use various domestic and international transportation methods, including ocean, ground and air, as well as company-owned vehicles. Our distribution centers utilize advanced material handling technologies as well as radio frequency communications to enable real-time management of inventory. For the next few years, we intend to accommodate growth by improving supply chain efficiencies and facility upgrades rather than building new facilities.

Marketing

Our overall marketing objective is to communicate the attributes of our brand while creating a compelling “value equation” for our customers. We position our West Marine brand to stand for superior selection, trust, friendly and knowledgeable service, competitive prices and shopping convenience. We market our products and services through direct mail catalogs and flyers, email, advertisements in boating specialty publications, newspapers and on the Internet.

We participate in a number of boat shows and sponsor a number of boating-related events each year, ranging from sailing regattas and fishing derbies to waterway clean-up and environmental quality campaigns. These events are designed to encourage participation in boating, increase the number of people enjoying the boating lifestyle, promote environmental responsibility and improve West Marine brand recognition.

With nearly one million active members in 2007, our free and paid-subscription loyalty programs rank among the largest recreational boating membership programs in the United States.

Competition

The retail market for marine supplies is highly competitive and our stores compete with other specialty supply stores. Many of these competitors have stores in markets where we now operate. We compete with a wide variety of local and regional specialty stores, sporting goods stores and mass merchants. Also, we have a number of competitors engaged in the catalog, Internet and wholesale distribution of marine products. The principal factors of competition in our marketplace are selection, quality, availability, price, customer service, convenience and access to a wide variety of merchandise.

Trademarks and Service Marks

We own the trademarks and service marks “West Marine” and “Port Supply,” among others. These marks and a number of others are registered with the U.S. Patent and Trademark Office and in certain foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. We own rights to use the “BoatU.S.” tradename under a marketing agreement with the Boat Owners Association of the United States, although we have discontinued the use of the BoatU.S. tradename except in certain limited situations. For more information, see “Impairment of Long-Lived Assets” in Note 1 to our consolidated financial statements in Item 8 of this report.

Associates

As of March 1, 2008, we had 4,941 associates, of whom 2,143 were full-time and 2,798 were part-time or temporary. A significant number of temporary associates are hired during our peak selling season. For example, West Marine employed 6,006 associates on June 30, 2007.

Available Information

West Marine’s Internet address is www.westmarine.com. We make available, free of charge through the “Investor Relations” portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including the exhibits thereto, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. Interested persons may also access copies of these reports through the Securities and Exchange Commission’s website, www.sec.gov. We will furnish to our stockholders any exhibit to this annual report upon the written request of such stockholder and the payment of a specified reasonable fee, said fee shall be limited to our reasonable expenses.

We have adopted a code of ethics for our associates and Board of Directors, as well as an additional code of ethics for our senior financial officers (including our principal executive officer, principal financial officer and principal accounting officer). Copies of these codes of ethics are available on our website at www.westmarine.com, or printed copies can be obtained by writing to the Secretary, West Marine, Inc., 500 Westridge Drive, Watsonville, California 95076. Any amendments to these codes of ethics, as well as any waivers that are required to be disclosed under the rules of the Securities and Exchange Commission or the NASDAQ Stock Market, are posted on our website.

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

Because consumers often consider boats to be luxury items, our success depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as consumer confidence, employment, business conditions, fuel prices, interest rates, tax rates and rising consumer debt levels. In addition, our business opportunities are directly dependent upon the level of consumer spending on recreational boating supplies, a discretionary spending item. There can be no assurance that the current trends of reduced spending in the boating industry in general and the recreational boating aftermarket in particular will not continue or that consumer spending in general will not decline, thereby adversely affecting our net sales and profitability.

An inability to find suitable new and expanded store sites or delays in new store openings could materially affect our financial performance.

In order to meet our growth objectives, we will need to secure an adequate number of suitable new or expanded store sites, typically near marinas or other locations readily accessible by boaters. We require that all proposed store sites satisfy our criteria regarding cost and location. In addition, we are experiencing increased competition for store sites. We cannot assure that we will be able to find a sufficient number of suitable new sites for any planned expansion in any future period.

Our expected financial performance is based on our new or expanded stores opening on expected dates. It is possible that events such as construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of God, discovery of contaminants or accidents could delay planned new store openings beyond their expected dates or force us to abandon planned openings altogether. Any failure on our part to recognize or respond to these issues may adversely affect our sales growth, which in turn may adversely affect our future operating results.

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

Pursuant to our growth strategy, we are sometimes opening stores in new geographic markets. Typically, the first stores opened in a new market will not initially achieve operating results comparable to our existing stores due in large part to factors that generally affect store performance in new markets. These factors include less familiarity with local demographics, customer preferences, discretionary spending patterns, difficulties in attracting customers due to a reduced level of customer familiarity with our brand, difficulties in hiring a sufficient number of qualified store associates and other factors. In addition, entry into new markets may bring us into competition with new, unfamiliar competitors. We cannot assure that we will be successful in operating our stores in new markets on a profitable basis.

We experience fluctuations in our comparable store sales.

Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that they will continue to fluctuate in the future. A variety of factors affect comparable store sales, including boat usage, boating participation, current economic conditions, competition, the timing and release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors and others may cause our comparable store sales to differ significantly from prior periods and from expectations. Failure to meet the expectations of investors in one or more future periods could reduce the market price of our common stock.

We have undertaken a number of initiatives designed to build long-term company strength. If one or more of these initiatives is unsuccessful, our profitability could be adversely affected.

We have launched a number of initiatives designed to increase sales and lower costs. These initiatives include optimizing our supply chain and inventory levels, closing under-performing stores with corresponding workforce adjustments, tailoring store merchandise assortments for local markets, expanding our wholesale business, and investing in Internet business growth. Each of these initiatives carries a certain level of risk, primarily related to increased expenses or reduced sales, which when combined could be substantial. If we fail to successfully execute one or more of these strategies, our profitability could be adversely affected.

Our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, natural disasters such as hurricanes or extraordinary amounts of rainfall occur, especially during the peak boating season in the second and third fiscal quarters.

Our business is highly seasonal. The majority of our sales occur between the months of April through August, which represent the peak boating months in most of our markets. Our annual results would be materially and adversely affected if our net sales were to fall below expected seasonal levels during this period. Our business is also significantly affected by weather patterns. Unseasonably cool weather, prolonged winter conditions and/or extraordinary amounts of rainfall may decrease boating use in the peak season, resulting in lower maintenance needs and, therefore, decreased sales.

Intense competition in the boating supply and outdoor recreation markets could reduce our revenue and profitability.

The retail market for recreational boating supplies and apparel is highly competitive. Our stores compete with other national specialty marine supply stores. Many of these competitors have stores in the markets in which we now operate and in which we plan to expand. We also compete with a wide variety of local and regional specialty stores and, to a lesser extent, sporting goods stores and mass merchants. Our catalog and Internet operations compete with other catalog and Internet retailers as well as competitors’ stores. We also have a number of competitors in the wholesale distribution of marine products. In addition, a key competitive factor in the marine supplies market is price. Competitive pressures resulting from competitors’ pricing policies have adversely affected our gross margins, and such pressures are expected to continue. There can be no assurance that we will not face greater competition from other national or regional retailers or that we will be able to compete successfully with existing and new competitors.

If any of our key vendors or manufacturers fail to supply us with merchandise, we may not be able to meet the demands of our customers and our sales could decline.

We depend on merchandise purchased from our vendors and sourced from third-party manufacturers to obtain products for our stores. We deal with our suppliers on an order-by-order basis and have limited long-term purchase contracts or other contractual assurances of continued supply or pricing. Accordingly, our vendors and manufacturers could discontinue selling products to us at any time. The loss of any key vendor or manufacturer for any reason could limit our ability to offer products that our customers want to purchase. In addition, we believe many of our vendors obtain their products from China, Taiwan, Korea, Mexico and other countries, and we source products from third-party manufacturers in other countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be within our control or the vendor’s control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions, quotas, quality control and trade issues. Changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms, could negatively impact our operating results. Our operating results could also suffer if we are unable to promptly replace a vendor or manufacturer who is unwilling or unable to satisfy our requirements with a vendor or manufacturer providing equally appealing products.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results and financial condition could suffer.

Our future performance is substantially dependent upon the continued services of certain members of our senior management. We do not maintain any key-man life insurance for our senior management, including Randolph K. Repass, Chairman of our Board of Directors, and Geoff Eisenberg, our President and Chief Executive Officer. The loss of the services of any key members of senior management could have a material adverse effect upon us. In addition, our continued growth depends on our ability to attract and retain skilled executives. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified executives in the future or that our current management team can achieve our planned expansion or continue to operate West Marine in a profitable manner.

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

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. The retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions and general economic conditions. None of these factors are within our control. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We usually must order merchandise well in advance of the following selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our revenues may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins.

A natural disaster or other disruption at our support center, our call center or any one of our distribution centers could cause us to lose merchandise or inhibit our ability to process orders and, therefore, make us unable to effectively deliver to our direct customers and retail stores.

We rely on the continuous operation of our support center in Watsonville, California, our call center in Largo, Florida and our distribution centers in Hollister, California, Rock Hill, South Carolina and Hagerstown, Maryland. Any natural disaster or other serious disruption to these operations due to fire, flood, earthquake, hurricane, terrorism or any other unforeseen circumstance could materially impair our ability to do business and adversely affect our financial position and future operating results.

Reliance on our information technology systems exposes the company to potential risks.

Reliance on our information technology systems exposes the company to potential risks of interruptions due to natural disasters, cyber-attacks or fraud perpetrated by malicious individuals, or other causes. We intend to increase our reliance on information technology systems in order to improve our supply chain efficiencies. Any unmitigated interruption of our information technology systems may have a negative impact on future financial results.

Our founder and Chairman, Randolph K. Repass, beneficially owns a significant portion of our common stock. As a result, his interests may differ from that of our other stockholders.

Randolph K. Repass, the Chairman of our Board of Directors, beneficially owns a significant amount of our common stock. As a result, Mr. Repass has substantial influence in the election of directors of West Marine and, in general, the outcome of any matter submitted to a vote of our stockholders, including mergers, consolidations or the sale of all or substantially all of our assets. Due to his significant ownership position, Mr. Repass may be able, in concert with others, to prevent or to cause a change in control of West Marine.

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

Our failure to adequately estimate loss contingencies could adversely affect our profitability.

We record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal settlements and workers’ compensation matters, requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over- or understated.

Because we self-insure against certain risks and maintain high deductibles on certain of our insurance policies, our operating results may be adversely affected if we suffer a substantial casualty.

We believe that insurance coverage is prudent for risk management, and we expect that our insurance costs will continue to increase. For certain types or levels of risk, including medical care, we have decided to limit our purchase of relevant insurance, choosing instead to self-insure. With medical insurance, we have individual and aggregate stop loss insurance to protect us from large claims. In other cases, we have elected to retain a higher portion of the risk in the form of higher deductibles. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results.

In 1999, we began insuring our workers’ compensation losses through a high deductible program. Our deductible per claim is $0.5 million, with statutorily determined limits. This high per-claim deductible permits us to maintain low premium rates but may result in unexpectedly high costs if actual losses greatly exceed the expected losses in a year, with a corresponding negative effect on our operating results.

Our workers’ compensation expense is tied directly to the frequency and severity of workplace injuries to our associates. The costs associated with our workers’ compensation program include case reserves for reported claims up to the $0.5 million per claim deductible, an additional expense provision for unanticipated increases in the cost of open injury claims (known as “adverse loss development”) and for claims incurred in prior periods but not reported (referred to as “IBNR”), as well as fees payable for claims administration. We recognize our liability for the ultimate payment of incurred claims and claims adjustment expenses by accruing liabilities on an actuarial basis which represent estimates of future amounts necessary to pay claims and related expenses with respect to covered events that have occurred. It is possible that our actual future workers’ compensation obligations may exceed the amount of its accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims, and the effect, if any, of claims incurred but not reported.

The SEC’s current investigation arising from the prior restatement of our historical financial results may adversely affect our financial condition, results of operations and the price of our common stock.

As previously disclosed, the SEC is investigating the facts and circumstances that gave rise to our prior restatement of our historical financial results, which related to our review and reevaluation of our accounting for indirect costs included in inventory cost and of our adoption of Emerging Issues Task Force Issue No. 02-16 (“EITF No. 02-16”), “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” in fiscal year 2003. There are a number of risks associated with this SEC investigation, including whether the restatement reflected in this report relating to our historical accrual for workers’ compensation liability and other previously undetected errors will also become subject to the SEC’s investigation. We cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings that may arise out of the SEC investigation or otherwise related to the prior restatement or our current restatement. We also could be subjected to other lawsuits and could become the subject of other regulatory inquiries or investigations in addition to the SEC investigation now underway. If we are subject to adverse findings in any proceedings, we could be required to incur costs, or pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our financial condition and results of operations.

Dealing with matters related to the SEC investigation could divert management’s attention from managing our day-to-day operations. Additionally, expenses that may arise from responding to the SEC investigation, management’s review of responsive materials, any related litigation or other associated activities are expected to be significant. Current and former employees, officers and directors may seek indemnification, advancement or reimbursement of expenses from us, including attorneys’ fees, with respect to the current investigation or future proceedings related to this matter, if any such investigation or proceeding involves such employees, officers and directors personally. In addition, the SEC investigation may adversely affect our ability to obtain, or increase the cost of obtaining, directors’ and officers’ liability and other types of insurance. These events could adversely affect our financial condition, results of operations and the price of our common stock.

Material weaknesses in our internal control over financial reporting could lead to errors in our financial statements and a lack of investor confidence in us and a resulting decline in our stock price.

Management has concluded that as of December 29, 2007, we had not maintained effective internal control over financial reporting. Material weaknesses led to a material error in which previously reported workers’ compensation liability reserves were found to be insufficient. This error prompted a review of other reserves and accounts, particularly those involving management estimates. As a result of this review, in addition to the workers’ compensation liability adjustment, we also identified several other adjustments which individually were not material but which nonetheless represented misstatements in West Marine’s 2007 quarterly and prior-period financial statements. As a result, on March 18, 2008, our board of directors authorized us to restate our financial statements for fiscal years 2005 and 2006 and our financial statements for each quarter in fiscal year 2006 and the first three quarters in fiscal year 2007. See Note 2 to our consolidated financial statements in Item 8 for additional information regarding this restatement.

This recent restatement is the second restatement by us in twelve months. Last year, we restated our financial statements for fiscal years 2002 through 2005 and our financial statements for each quarter in fiscal year 2005 and the first three quarters in fiscal year 2006. This prior restatement related to our review and reevaluation of our accounting for indirect costs included in inventory cost and of our adoption of EITF No. 02-16 in fiscal year 2003.

Although, as disclosed in Item 9A in this annual report on Form 10-K, we are in the process of adopting measures to remediate the material weaknesses related to the process by which certain significant accounting estimates are established and maintained, there can be no assurance that our remedial efforts will be effective, nor can there be any assurances that additional material weaknesses will not be identified in the future. Until our remediation efforts are completed, we will continue to be at an increased risk that our financial statements could contain errors that will be undetected, and we will continue to incur significant expense and management burdens associated with the remediation efforts and the additional procedures required to prepare our consolidated financial statements. Any failure to remedy our material weaknesses and significant deficiencies or any additional errors or delays in our financial reporting, whether or not resulting from a failure to remedy our identified material weaknesses and significant deficiencies that resulted in the current restatement, would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.

Further, the existence of our material weaknesses in our internal control over financial reporting and the fact that we are undertaking our second restatement in twelve months could lead investors to question the reliability and accuracy of our reported financial information. Any such lack of confidence in the financial information that we produce could result in a decline in our stock price.

Failure to timely file our periodic reports with the SEC could result in the delisting of our common stock on the NASDAQ Global Market and additional risks.

As a result of our review of our workers’ compensation liability and other reserves and accounting practices and related restatements, we were unable to timely file this report with the SEC. Consequently, on April 1, 2008, we received a NASDAQ staff determination notice regarding our noncompliance with applicable NASDAQ listing requirements. The notice, which we expected and which was issued in accordance with standard NASDAQ procedures, informed us that our common stock was subject to delisting from the NASDAQ Global Market if we did not regain compliance. The filing of this report on April 4, 2008 put us back in compliance with the NASDAQ listing requirements. However, as a result of our untimely filing initially due March 28, 2008, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. Additionally, any future delinquent filings could again make our securities subject to delisting from the NASDAQ Global Market. If our securities are delisted, trading of our common stock could materially and adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us, or to raise capital at all. Also, if we were to be delisted, there could also be other negative implications, including the potential loss of confidence by our suppliers, customers and associates, and the loss of institutional investor interest in our company. Additionally, failure to timely file our periodic reports with the SEC could result in an event of default under our credit facility. Upon the occurrence of an event of default, our lender could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If our lender accelerates repayment, we may not have sufficient assets to repay our outstanding loan amounts and we could be subject to higher borrowing costs and more restrictive loan covenants in future periods.

We experienced additional risks and costs as a result of the restatement of our financial statements and the delayed filing of this annual report on Form 10-K.

As a result of the restatement of our financial statements and the delayed filing of this annual report on Form 10-K, we experienced additional risks and costs. The restatement was time-consuming and required us to incur significant incremental expenses and affected management’s attention and resources. Further, the measures being implemented to strengthen our internal control over financial reporting continue to require and will likely require in the future greater management time, company resource and outside professional resources to implement and monitor.

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

Our efforts to expand internationally, whether through acquisitions, franchising, licensing or similar arrangements, may not be successful and could impair the value of our brands.

The effect of international expansion, either by the acquisition of existing marine businesses or through franchising, licensing, joint venture or other similar arrangements, on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally, our ability to identify appropriate acquisition candidates or third parties to act as franchisees, licensees, distributors or in a similar capacity, the ability of third parties to meet their projections regarding store openings and sales, and our ability to employ personnel or consultants experienced in international operations. Failure to expand internationally successfully or a failure to protect the value of our brands could have an adverse effect on our results of operations.

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

At December 29, 2007, our 372 stores comprised an aggregate of approximately 2.8 million square feet of space. Nearly all of our stores are leased, typically for a five-year or 10-year initial term, with options to renew for at least one five-year period. In some leases, we pay a fixed rent, in others we have a period of fixed rent and then a rent change that is either fixed or determined by a consumer price index calculation. Substantially all of our leases require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses and common area maintenance.

ITEM 3—LEGAL PROCEEDINGS

In August 2007, the SEC notified us that they were conducting an informal inquiry into the facts and circumstances that gave rise to the restatement of our historical financial results, which related to our review and reevaluation of our accounting for indirect costs included in inventory cost and of our adoption of EITF No. 02-16. On January 14, 2008, we received notification from the SEC that the inquiry will continue under a formal order of investigation. We are cooperating in their investigation. See “The SEC’s current investigation arising from the restatement of our historical financial results may adversely affect our financial condition, results of operations and the price of our common stock” under Item 1A of this report for more information.

On March 21, 2008, a former hourly associate filed a lawsuit in the California Superior Court, County of Orange. The suit alleges, among other things, that we failed to provide meal and rest periods, correct itemized statements, pay to discharged associates, and engaged in unfair business practices in violation of certain applicable sections of the California Labor Code and the California Business and Professions Code. The plaintiff seeks to represent himself and all similarly situated current and former hourly-paid associates employed by West Marine in the State of California. The plaintiff seeks reimbursement of wages, penalties and interest allegedly owed under the relevant California code sections, as well as an unspecified amount of damages and reasonable attorneys’ fees and costs recoverable by law. We intend to vigorously defend this lawsuit, and we cannot estimate our possible loss, if any, or a reasonable range at this time and based on the facts currently available, we do not believe that the ultimate resolution of this litigation will have a material adverse effect on our future financial results.

We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market tier of the NASDAQ Stock Market under the symbol “WMAR”. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported by the NASDAQ Stock Market.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
High	$18.21	$18.26	$16.98	$12.13
Low	$15.70	$13.19	$11.35	$8.39
2006
High	$15.31	$15.07	$14.20	$17.96
Low	$12.32	$13.28	$11.06	$14.17

As of March 28, 2008, there were approximately 8,379 holders of record of our common stock, and the last sale price reported on the NASDAQ Global Market was $7.23 per share.

We have not paid any cash dividends on our common stock, and we do not anticipate doing so in the foreseeable future.

The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our definitive proxy statement for the 2008 annual meeting of stockholders.

The following graph compares the five-year cumulative total stockholder return on West Marine common stock with the five-year cumulative total return of (i) the NASDAQ Market Index and (ii) peer companies in the Hemscott Industry Group 745—Specialty Retail, Other index. The graph showing the Hemscott Industry Group 745—Specialty Retail, Other was compiled and prepared for West Marine by Hemscott, Inc. The index presented below consists of 43 † specialty retailers.

	12/29/2002	01/03/2004	01/01/2005	12/31/2005	12/30/2006	12/29/2007
West Marine, Inc.	$100.00	$193.97	$179.74	$101.53	$125.42	$65.50
Specialty Retail, Other	100.00	145.57	175.88	178.90	213.58	171.12
NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91

The performance graph set forth above will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference, and will not otherwise be deemed to be soliciting material or to be filed under such Acts.

†	The specialty retailers in the Hemscott Industry Group 745—Specialty Retail, Other index that are included in West Marine’s performance graph are as follows: 1-800-Flowers.com, A.C. Moore Arts & Crafts, Inc., Actis Global Ventures, Assured Pharmacy, Inc., Barnes & Noble, Inc., Benacquista Galleries, Books-A-Million, Inc., Borders Group, Inc., Clyvia, Inc., Coldwater Creek, Inc., E Com Ventures, Inc., Emerging Vision, Inc., Ferrellgas Partners, L.P., Fleurs de Vie, Inc., FTD Group, Inc., Gallery of History, Inc., Gander Mountain Company, IAC/InteractiveCorp., Inergy Holdings, L.P., Inergy, L.P., IParty Corp., Jo-Ann Stores, Inc., Luxottica Group S.P.A. (ADR), MarineMax, Inc., Medifast, Inc., Midas, Inc., Office Depot, Inc., Ovale Group, Inc., Overstock.com, Inc., PetSmart, Inc., RedEnvelope, Inc., Sally Beauty Holdings, Inc., Sharper Image Corporation, Silver Pearl Enterprises, Inc., Soyodo Group Holdings, Staples, Inc., Star Gas Partners, L.P., Suburban Propane Partners, L.P., Tractor Supply Company, Ultrapar Participacoes S.A., Vertical Branding, Inc., Wireless Age Communications, Inc., and West Marine, Inc.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated balance sheet data for 2007 and 2006 and consolidated statement of operations data for 2007, 2006 and 2005 have been derived from our consolidated financial statements for the fiscal years appearing elsewhere in this report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and notes thereto in Item 8.

(in thousands, except per share and operating data)	2007		Restated(1) 2006		Restated(1) 2005		Restated(1) 2004		Restated(1) 2003
Consolidated Statement of Operations Information:
Net sales	$679,561		$716,644		$692,137		$683,227		$660,616
Income (loss) from operations	(51,107	)(2)	(4,356	)(3)	(666	)(4)	40,215	(6)	30,755	(8)
Income (loss) before income taxes	(55,069	)(2)	(10,762	)(3)	(7,741	)(4,5)	32,903	(6,7)	21,872	(9)
Net income (loss) before cumulative effect of change in accounting principle	(49,976	)(2)	(7,624	)(3)	(3,022	)(4,5)	21,557	(6,7)	13,700	(9)
Cumulative effect of change in accounting principle	—		—		—		—		(7,978	)(10)
Net income (loss) after cumulative effect of change in accounting principle	(49,976	)(2)	(7,624	)(3)	(3,022	)(4,5)	21,557	(6,7)	5,722	(9)
Net income (loss) per share:
Basic	$(2.30	)(2)	$(0.36	)(3)	$(0.14	)(4,5)	$1.04	(6,7)	$0.29	(9)
Diluted	(2.30	)(2)	(0.36	)(3)	(0.14	)(4,5)	1.01	(6,7)	0.28	(9)
Consolidated Balance Sheet Information:
Working capital	$207,722		$213,674		$256,171		$266,553		$229,859
Total assets	368,318		430,129		475,997		505,371		470,091
Long-term debt, net of current portion	52,338		69,027		117,000		124,064		128,851
Operating Data:
Stores open at year-end	372		377		404		375		345
Comparable stores net sales increase (decrease)	(1.9%)		2.4%		(2.2%)		0.3%		(2.5%)

(1)	The 2004 and 2003 financial data presented in the table has been restated for comparative purposes. For 2003, the effect was an increase in previously-reported income from operations and income before taxes of $0.2 million and an increase in net income of $0.1 million. Working capital was unchanged; total assets increased by $0.1 million, and long-term debt, net of current portion was unchanged. For 2004, the effect was a decrease in previously-reported income from operations and income before taxes of $1.0 million and a decrease in net income of $0.6 million. Working capital decreased by $0.1 million, total assets increased by $0.3 million, and long-term debt, net of current portion was unchanged. For 2005, the effect of the restatement was a decrease in previously-reported income from operations and income before taxes of $2.9 million and a decrease in net income of $0.7 million. Working capital decreased by $2.6 million, total assets increased by $0.6 million, and long-term debt, net of current portion was unchanged. For 2006, the effect of the restatement was a decrease in previously-reported income from operations and income before taxes of $0.5 million, and a decrease in net income of $0.5 million. Working capital decreased by $2.7 million, total assets increased by $2.0 million, and long-term debt, net of current portion was unchanged. See Note 2 to our consolidated financial statements in Item 8 for further discussion.

(2)	Includes the following items on a pre-tax basis: a $56.9 million non-cash charge for impairment of goodwill (see Note 3 to our consolidated financial statements for further discussion); $2.7 million of costs related to an SEC inquiry; $1.3 million of termination severance payments to our former chief executive officer; and a $1.3 million non-cash charge for impairments of store and computer software assets.

(3)	Includes a $14.5 million pre-tax charge for store closures and other restructuring costs. See Note 5 to our consolidated financial statements for further discussion.

(4)	Includes a $4.0 million pre-tax charge for reducing inventory value, an $8.8 million pre-tax charge for cancelled software development projects and a $2.0 million pre-tax charge for discontinuing use of an acquired tradename.

(5)	Includes a $0.8 million pre-tax charge for the unamortized portion of loan costs related to the repayment of then existing debt, in connection with obtaining a new bank credit facility.

(6)	Includes a $1.9 million pre-tax charge related to certain lease accounting corrections.

(7)	Includes a $1.1 million pre-tax gain on the sale of real property and a $1.4 million pre-tax charge for the unamortized portion of loan costs related to the repayment of then existing debt, in connection with obtaining a new bank credit facility.

(8)	Includes a $0.9 million pre-tax charge for integration costs associated with a business acquisition.

(9)	Includes a $0.9 million pre-tax charge for integration costs associated with a business acquisition and a $1.9 million pre-tax charge for unamortized loan costs and other debt extinguishment costs related to the repayment of then existing debt, in connection with obtaining a new bank credit facility.

(10)	Cumulative effect of adoption of new accounting principle related to vendor allowances at the beginning of fiscal year 2003.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and supplementary data in Item 8. 2006 and 2005 amounts herein have been restated, as applicable, as described in Note 2 to our consolidated financial statements in Item 8.

“Safe Harbor” Statement Under Section 21E of the Securities Exchange Act of 1934

The statements in this Form 10-K that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance and similar projections, as well as facts and assumptions underlying these statements or projections. These forward-looking statements, which are included in accordance with the provisions of Section 21E of the Securities Exchange Act of 1934, may involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that actual results will not differ materially from these expectations. These risks, uncertainties and other factors are discussed under risk factors in Item 1A of this report.

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

2007 Restatement

Subsequent to the issuance of our 2006 consolidated financial statements, management determined, after a detailed review of workers’ compensation claims and historical reserves, that we had made an error in the manner in which we had established and recorded our self-insured reserves for estimated workers’ compensation claims. This error prompted a review of other reserves and accounts, particularly those involving management estimates. As a result of this review, in addition to the workers’ compensation liability adjustment, we also identified additional adjustments to our 2007 quarterly and prior-period financial statements relating to, among other things, inventory reserves, vendor allowances, capitalized indirect costs, sales and use tax accruals, sales return reserves, software development costs, software asset impairments, foreign currency translation gains/losses, deferred income taxes, and stock-based compensation. We also identified certain items incorrectly presented on a net basis in our consolidated statements of cash flows, including changes in merchandise inventories, repayments and borrowings on our credit facility, and the non-cash portion of fixed assets purchases. We also identified errors in our Segment Information disclosure, as required information regarding assets, capital expenditures and depreciation for our reportable segments was incorrectly excluded. Further, we identified errors in the presentation of certain accrued expenses in our financial statement footnotes. As a result, we have restated our consolidated financial statements for the fiscal years ended December 31, 2005 and December 30, 2006 in this report and restated quarterly financial data for fiscal year 2006 and the first three quarters of fiscal year 2007. We will also file an amended quarterly report on Form 10-Q/A for each of the first three quarters of 2007 reflecting these adjustments.

For more information, see Note 2 to our Consolidated Finance Statements in Item 8 of this report.

Overview

Net loss for 2007 was $50.0 million, including a $56.9 million non-cash, pre-tax charge for impairment of goodwill. This compares to a net loss for 2006 of $7.6 million, including a $14.5 million pre-tax charge for store closures and other restructuring costs.

Net sales were $679.6 million in 2007, compared to $716.6 million in 2006. We achieved annual operating cash flow of $29.9 million in 2007. Our debt-to-capital ratio decreased to 18.9% at year-end 2007, compared to 20.4% at year-end 2006. Merchandise inventories at year-end 2007 decreased by $4.8 million, or 1.9%, compared to year-end 2006.

Comparable store sales for 2007 decreased 1.9%. We define comparable store sales as sales from stores that have been open at least 13 months and where selling square footage did not change by more than 40% in the previous 13 months.

We continue to focus on key initiatives designed to position the company for sustained, long-term growth and profitability. We remain committed to controlling our expense structure.

In 2008, we plan to close more stores than we plan to open. However, due to store relocations to larger sites, expansions of existing locations and efforts toward real estate optimization, overall store square footage is expected to remain the same or grow slightly. We plan to continue our focus on broad, targeted merchandise assortments in order to grow our Stores, Direct Sales and Port Supply businesses while continuing to improve inventory productivity. We intend to manage expenses with discipline and invest where we expect a return. In this regard, we intend to accommodate any future sales growth by investing in information technology systems to improve our supply chain efficiencies rather than building new or expanding current distribution center facilities.

We concluded that goodwill carried on the balance sheet was impaired as of December 29, 2007. We annually test goodwill for impairment in July or more frequently if evidence of possible impairment arises. As part of this testing, management compared fair value to the underlying carrying value of our net assets, including goodwill. In light of fourth quarter changes in cash flow expectations, market values of guideline companies and other factors used for impairment testing, West Marine re-tested goodwill and determined that the carrying amount of its net assets exceeded fair value. Accordingly, a non-cash impairment charge of $56.9 million is reflected in our fiscal year 2007 results.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Inventory—Valuation Adjustments
We value our merchandise inventories at the lower of the average cost or market value. Inventory cost is written down to market value when cost exceeds market value, which we estimate using current levels of aged and discontinued product and historical analysis of items sold below cost. Lower of cost or market adjustments included in ending inventory at December 29, 2007 and December 30, 2006 were $5.5 million and $6.5 million, respectively.	Our lower of cost or market adjustments contain uncertainties because the calculations require management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand, the promotional environment, technological obsolescence and consumer preferences.	We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market adjustments. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material. If we had to take additional markdowns of 10% on all items included in merchandise inventory at December 29, 2007, net income would be affected by approximately $0.3 million in the fiscal year then ended.

Inventory—Shrinkage Reserve
We make certain assumptions based upon historical experience and current information to adjust inventory value for estimated physical inventory losses, or shrinkage. Our reserve for estimated inventory shrinkage is based on historical shrinkage rates as determined by our physical merchandise inventory counts and cycle counts. Our reserve for shrinkage losses included in ending inventory at December 29, 2007 and December 30, 2006 was $3.3 million and $3.4 million, respectively.	Our inventory shrinkage reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including historical results and current inventory loss trends.	We have not made any material changes in the accounting methodology used to establish our inventory shrinkage reserve during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory shrinkage reserve. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at December 29, 2007, would have affected net income by approximately $0.2 million in the fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Inventory—Capitalized Indirect Costs
Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store selling locations and operating costs of our merchandising, replenishment and distribution activities. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold. Indirect costs included in inventory value at December 29, 2007 and December 30, 2006 was $23.3 million and $24.9 million, respectively.	Our capitalized indirect costs contain uncertainties because the calculations require management to make assumptions and to apply judgment regarding the adequacy of the procedures of our cost accounting system, the soundness of the underlying principles and their consistent application. In interim periods, the calculation of capitalized indirect costs requires management to estimate capitalized indirect costs, merchandise purchases and inventory levels for the full fiscal year.	We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our capitalized indirect costs. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our expenses included in capitalized indirect costs at December 29, 2007 would have affected net income by approximately $0.3 million in the fiscal year then ended.

Vendor Allowances Receivable
We establish a receivable and reduce inventory cost for income generated from vendor-sponsored programs, or vendor allowances, that is earned but not yet received from our vendors, which we calculate based on provisions of the programs in place. Due to the complexity of the individual agreements with vendors, we perform detailed analyses and review historical trends to determine an appropriate level for the vendor allowances receivable. Our receivable for vendor allowances at December 29, 2007 and December 30, 2006 was $4.6 million and $7.9 million, respectively, which is included in other current assets.	Our vendor allowances receivable contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including our ability to collect amounts due from vendors and in interim periods requires management to estimate future inventory purchases.	We have not made any material changes in the accounting methodology used to establish our vendor allowances receivable during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances receivable. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimate of our ability to collect vendor allowances at December 29, 2007 would have affected net income by approximately $0.3 million in the fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Costs Associated With Exit Activities

We occasionally vacate stores prior to the expiration of the related lease. For vacated locations that are under long-term leases, we record an expense for the difference between our future lease payments and related costs (e.g., real estate taxes and common area maintenance) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income.

Our estimate of future cash flows is based on our analysis of the specific real estate market, including input from real estate firms; and economic conditions that can be difficult to predict.

	Our location closing liability contains uncertainties because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions.	We have not made any material changes in the accounting methodology used to establish our location closing liability during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our location closing liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our location closing liability at December 29, 2007, would have affected net earnings by approximately $0.1 million in fiscal 2007.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

In 2007, a $1.3 million charge for impairment of store and computer software assets was included in selling, general and administrative expense.

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
Goodwill

All goodwill is assigned to our Stores segment. We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We complete our impairment evaluation by performing valuation analyses and considering other publicly available market information, as appropriate.

We recorded an impairment charge related to goodwill of $56.9 million in fiscal year 2007. There was no impairment of goodwill during fiscal year 2006. The carrying value of goodwill was nil at December 29, 2007 and was $56.9 million at December 30, 2006. For more information, see Note 3 – Goodwill Impairment Loss in the notes to our consolidated financial statements in Item 8 of this report.

	We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.	We have not made any material changes in our goodwill impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for goodwill impairment because we had no goodwill at December 29, 2007. Any change would be the result of future acquisitions.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Uncertain Tax Positions
Effective December 31, 2006, we were required to adopt and implement the provisions of FIN 48, which establishes a new basis for how companies should recognize, measure, present and disclose uncertain income tax positions that have been or expect to be taken in tax returns. As a result of the adoption of FIN 48, we recognized an increase in the liability for our uncertain tax positions of $0.2 million, of which the entire charge was accounted for as a decrease to the beginning balance of retained earnings. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in our financial statements and the benefit taken or expected to be taken in our income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”	Our uncertain tax positions contain uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.

Although management believes that its judgments and estimates are reasonable, actual results could differ, and we may be exposed to material losses or gains that could be material.

To the extent the settlement of our uncertain tax positions results in payments of amounts in excess of our FIN 48 liabilities, or reductions in deductions or other recognized tax attributes in excess of our unrecognized tax benefits, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution. A 10% change in the actual settlements of our uncertain tax positions at December 29, 2007 would have affected net income by approximately $0.2 million in the fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Deferred Tax Assets—Valuation Allowance

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

Accordingly, in 2007, we determined that the our California Enterprise Zone credit carryforward will not be realized within a reasonable period of time, and as a result, we recorded a valuation allowance of $3.6 million ($2.3 million net of federal income tax benefit) against this deferred tax asset.

Our valuation allowance contains uncertainties because management is required to make assumptions and to apply judgment, primarily that the Company will have future taxable income, to estimate the future realization of net deferred tax assets.

We apply consistent methodologies to assess the need for a valuation allowance each quarter. Although management believes that its judgments and estimates are reasonable, realization of net deferred tax assets ultimately depends on future taxable income. Actual results could differ, and we may be required to write off deferred tax assets in a future period if the Company does not incur taxable income, and that charge could be material.

To the extent we do not incur 2007 taxable income when we file our tax returns, or pretax book income in future periods, we may be required to impose valuation allowances against net deferred tax assets in federal and state jurisdictions not currently provided for.

The resulting charge from imposing a full valuation allowance against our federal net deferred tax assets would be approximately $12.2 million.

The charge from imposing a valuation allowance against the remaining state jurisdictions would be approximately $2.4 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Liabilities for Self-Insurance or High Deductible Losses

We are self-insured for certain losses, including those related to employee healthcare. However, we obtain third-party insurance coverage to limit our exposure to these claims. In other cases, we purchase commercial insurance, such as for workers’ compensation and general liability claims. We insure workers’ compensation losses through a high-deductible program, and we recognize our liability for the ultimate payment of incurred claims and claims adjustment expenses by accruing liabilities on an actuarial basis which represent estimates of future amounts necessary to pay claims and related expenses with respect to covered events that have occurred.

When estimating our liabilities relating to self-insurance or high-deductible insurance programs, we consider a number of factors, including historical claims experience, severity factors and actuarial analysis.

Periodically, management reviews its assumptions and the valuations provided by actuarial analysis to determine the adequacy of our self-insured liabilities.

Liabilities for our self-insured losses or high-deductible insurance programs contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date.

For the fourth quarter of 2007, we corrected the approach used to determine accrued liabilities relating to our workers’ compensation high-deductible insurance programs. This correction resulted in a $3.2 million increase in workers’ compensation liability at December 29, 2007.

We do not believe there is a reasonable likelihood that there will be a further material change in the estimates or assumptions we use to calculate these liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities and loss reserves relating to high-deductible insurance programs at December 29, 2007, would have affected net income by approximately $0.2 million in the fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Stock-Based Compensation

We have a stock-based compensation plan under which we award non-qualified stock options and restricted stock. We also have an associate stock buying plan. For more information, see Note 4—Share-Based Compensation, in the notes to our consolidated financial statements of this report.

We determine the fair value of our non-qualified stock option awards at the date of grant using the Black-Scholes Merton option-pricing model.

We determine the fair value of our restricted stock awards and associate stock buying plan purchases using similar valuation techniques and the closing market price of our common stock.

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

A 10% change in our assumptions for stock price volatility, expected term, and other assumptions which impact the Black-Scholes Fair Value for calculating stock based compensation for the fiscal year ended December 29, 2007, would have affected net income by approximately $0.1 million in the fiscal year then ended.

Results of Operations

The following table sets forth certain income statement components expressed as a percent of net sales:

	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	71.3%	71.1%	70.9%

Gross profit	28.7%	28.9%	29.1%
Selling, general and administrative expense	27.7%	27.5%	29.2%
Goodwill impairment	8.4%	0.0%	0.0%
Store closures and other restructuring costs	0.1%	2.0%	0.0%

Loss from operations	(7.5%)	(0.6%)	(0.1%)
Interest expense	0.6%	0.9%	1.0%

Loss before income taxes	(8.1%)	(1.5%)	(1.1%)
Benefit for income taxes	(0.7%)	(0.4%)	(0.7%)

Net loss	(7.4%)	(1.1%)	(0.4%)

Results of Operations—2007 Compared to 2006

Net sales for 2007 were $679.6 million, compared to net sales of $716.6 million for 2006. Net loss for 2007 was $50.0 million, including a $56.9 million pre-tax, charge for goodwill impairment, compared to a net loss for 2006 of $7.6 million, including a $14.5 million pre-tax, charge for store closures and other restructuring costs.

Division sales

Net sales for the Stores segment decreased $35.8 million, or 5.7%, to $594.1 million in 2007, primarily due to a $23.1 million sales decline attributable to the closure of certain under-performing stores during 2006 and a $11.4 million decrease in comparable store sales Additionally, sales declined $5.0 million due to stores closed in 2007 and $3.3 million due to our reduced participation in events outside of store locations. Partially offsetting the sales decreases was a $6.1 million increase from new stores opened in 2007. Port Supply sales through our distribution centers decreased $1.9 million, or 4.3%, to $41.6 million in 2007, primarily due to increased sales to Port Supply customers through our store locations, which are included in Stores sales. Net sales of our Direct Sales segment increased $0.6 million, or 1.4%, to $43.8 million, due to $2.0 million in increased sales from our Internet website. The increase from the Internet channel was partially offset by reduced catalog sales.

Comparable store sales

Comparable store sales decreased in 2007 by 1.9%, or $11.4 million. Comparable store sales changes during the first, second, third and fourth quarters of 2007 were -2.1%, -2.9% +0.3% and -3.0%, respectively. The decline in comparable store sales reflects the softer sales of higher-priced discretionary items and lower in-store traffic levels extending into the peak part of the boating season, which we believe is indicative of reduced boat usage. These trends were particularly evident in Florida, which is a key boating market. We expect consumers to continue to reduce spending on boating supplies; the duration of reduced spending is difficult to predict, and we believe, is somewhat dependent on general improvements in the overall economy.

Gross profit

Gross profit decreased by $12.3 million, or 5.9%, to $194.9 million in 2007, compared to $207.2 million for 2006. Gross profit as a percentage of net sales decreased to 28.7% in 2007, a decrease of 20 basis points compared to 28.9% in 2006. Gross profit as a percentage of sales decreased primarily due to occupancy expense. Occupancy is our largest fixed expense and its impact on gross margin is largely driven by sales results, and while occupancy expense decreased $2.5 million, or 3.6%, the fixed nature of the expense deleveraged gross margin by 13 basis points due to the year-over-year decline in sales.

Selling, general and administrative expenses

Selling, general and administrative expense decreased by $8.6 million or 4.3%, compared to 2006 and increased as a percentage of sales to 27.7% in 2007, a 20 basis point increase, compared to 27.5% in 2006. The full year impact of the expense reductions associated with the 2006 store closure initiative, as well as other expense controls implemented in 2007, contributed 100 basis points toward improved selling, general and administrative expense. These expense improvements were partially offset by expenses of $2.7 million associated with the ongoing SEC investigation and $1.3 million paid to our former chief executive officer as severance compensation.

Goodwill impairment

We updated our analysis and evaluation of goodwill for possible impairment as of December 29, 2007 due to fourth quarter changes in future cash flow expectations, market values of guideline companies and other factors used for impairment testing. We re-tested goodwill and determined that the carrying amount of its net assets exceeded fair value. As a result, we recorded a non-cash impairment charge related to goodwill of $56.9 million in the fourth quarter of fiscal 2007, and as of fiscal year end, we had no goodwill on the balance sheet.

Loss from operations

Loss from operations in 2007 was $51.1 million, representing a $46.7 million change when compared to a loss from operations of $4.4 million in 2006. This change was primarily due to a $56.9 million goodwill impairment charge in the fourth quarter of 2007.

Interest expense

Interest expense decreased $2.4 million, or 38.2%, to $4.0 million in 2007, compared to $6.4 million in 2006. The decrease in interest expense was primarily due to lower inventory levels than last year which drove reduced bank borrowings.

Income taxes

Our effective income tax rate for 2007 was a benefit of 9.2%, compared to a benefit of 29.2% in 2006. The lower benefit rate in 2007 was primarily attributable to the non-deductible portion of goodwill impairment changes, which reduced tax benefits by $14.1 million. In addition, during 2007 we recorded valuation allowances against our California enterprise zone credit and state net operating loss carryforwards of $3.6 million and $0.8 million, respectively.

Results of Operations—2006 Compared to 2005

Net sales for 2006 were $716.6 million, compared to net sales of $692.1 million for 2005. Net loss for 2006 was $7.6 million compared to net loss for 2005 of $3.0 million. Net loss for 2006 included a $14.5 million pre-tax charge for store closures and other restructuring costs. Net loss for 2005 included pre-tax charges for the following; $8.8 million for discontinued software development projects; $4.0 million for reducing inventory value; $2.0 million for discontinuing our use of an acquired tradename; and $0.8 million for the unamortized portion of loan costs related to the repayment of then-existing debt in connection with obtaining a new bank credit facility.

Store closures and other restructuring costs

On August 4, 2006, our board of directors approved management’s recommendation to close between 30 and 40 stores that management identified as having no reasonable expectation of significant positive cash flow over the near term. During 2006, we closed 33 stores in conjunction with this initiative and consolidated certain Direct Sales call center operations, incurring $14.5 million in related costs. For more information, see “Critical Accounting Policies and Estimates—Impairment of long-lived assets.”

Division sales

Net sales attributable to our Stores segment increased $28.8 million, or 4.8%, to $629.9 million in 2006, primarily due to a $13.7 million increase in comparable store sales. Net sales not included in comparable store sales during 2006 included $14.4 million in sales from new stores and $4.2 million in sales from remodeled or expanded stores, partially offset by a $3.2 million sales decrease from closed locations. Port Supply sales through our distribution centers decreased $4.6 million, or 9.6%, to $43.5 million in 2006, primarily due to increased sales to Port Supply customers through our store locations, which are included in Stores sales. Net sales of our Direct Sales segment increased $0.3 million, or 0.8%, to $43.2 million, primarily due to $2.3 million in increased sales from our Internet website, which we believe is partially offset by reduced direct sales in areas where we had opened new stores.

Comparable store sales

Comparable store sales increased in 2006 by 2.4%, or $13.7 million, with an increase reported in each fiscal quarter. Comparable store sales increases during the first, second, third and fourth quarters of 2006 were 4.8%, 2.3%, 2.4% and 0.2%, respectively. Increased sales to Port Supply customers through our store locations represented an $18.3 million increase in 2006 comparable store sales. We believe that comparable store sales increased partly due to milder weather compared to 2005.

Gross profit

Gross profit increased $6.1 million, or 3.0%, in 2006, compared to 2005, due to higher sales. Gross profit as a percentage of net sales of 28.9% was down from 29.1% in 2005. An $8.4 million, or 120 basis points, change in the level of indirect costs and vendor allowances that were capitalized in inventory value in 2005, which decreased gross profit in 2006 as the related products were sold, was more than offset by a $8.7 million, or 120 basis points, improvement in raw product margin and inventory shrinkage.

Selling, general and administrative expense

Our future profitability is largely dependent on our ability to increase sales and gross profit while containing selling, general and administrative expense. In 2006, selling, general and administrative expense decreased by $4.7 million, or 2.3%, compared to 2005. Selling, general and administrative expense decreased to 27.5% of net sales in 2006, compared to 29.2% of net sales in 2005, an improvement of 170 basis points over the previous year. The decrease in selling, general and administrative expense compared to the previous year was primarily due to $10.8 million, or 156 basis points, included in 2005 selling, general and administrative expense for cancelled software development projects and discontinuing our use of an acquired tradename. Selling, general and administrative expense in 2006 was also lower by an additional $2.6 million, or 40 basis points, compared to 2005 as a result of our cost cutting initiatives implemented during 2006. These expense savings were partially offset by $8.5 million, or 120 basis points, for spending on investments in initiatives intended to improve profitability over the long term, including upgrading our Internet platform, expanding our Port Supply marketing teams, training our store selling associates and localizing or specializing certain store merchandise assortments.

Loss from operations

Loss from operations in 2006 was $4.4 million, representing a $3.7 million change when compared to net loss from operations of $0.7 million in 2005. This change was primarily due to an $8.4 million change in the level of indirect costs and vendor allowances that were capitalized in inventory value in 2005, which decreased gross profit in 2006 as the related products were sold, partially offset by reduced selling, general and administrative expense in 2006.

Interest expense

Interest expense increased $0.1 million, or 2.0%, in 2006, compared to 2005, primarily due to $1.5 million from higher average interest rates partially offset by $1.3 million from lower average borrowings.

Income taxes

Our effective income tax benefit rate of 29.2% for 2006 compared to a benefit of 61.0% in 2005, primarily due to changes in our estimation of state income tax liabilities, which increased tax benefits in 2005 by approximately $0.9 million. In addition, during 2006 we recorded $1.0 million in valuation allowances against our state net operating loss carryforwards.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores and for remodeling or relocating older stores. We also may require additional capital in the event we choose to pursue acquisition opportunities. We believe our existing credit facilities and cash flows from operations will be sufficient to satisfy our liquidity needs through 2008.

As a result of the untimely filing of this report with the SEC, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. If we fail to timely file a future periodic report with the SEC and/or were to be delisted from the NASDAQ Global Market, it could adversely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity. However, we are still eligible to register our securities on Form S-1.

Operating activities

During 2007, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities was $29.9 million, due to our $50.0 million net loss before adjustments for a $56.9 million goodwill impairment charge, $19.7 million in non-cash charges for depreciation and amortization, a $2.0 million increase in accrued expenses, and a $4.8 million decrease in inventories. Inventory value decreased by 1.9%, while inventory per square foot decreased by 2.0% at the end of 2007, compared to last year, primarily due to our focus on better overall inventory management and correct product assortment in each store based on customer demographics.

Capital growth

In 2007, we spent $17.8 million on capital expenditures, mainly for store remodels, new stores and information technology. We opened nine new stores and remodeled 19 stores in 2007. We expect to spend between $20.0 million and $25.0 million on capital expenditures during 2008, mainly for store development activities, including new stores, remodels and expansions, and information technology. We intend to fund our expansion through cash generated from operations and bank borrowings.

Financing arrangements

Net cash used in financing activities was $12.4 million in 2007, primarily consisting of $16.7 million in net repayments on our line of credit, partially offset by $4.3 million in cash provided by financing activities related to associate stock-based compensation plans.

We have a $225.0 million credit facility that expires in December 2010. Borrowing availability is based on a percentage of our inventory (excluding capitalized indirect costs) and certain accounts receivable. At our option, subject to certain conditions and restrictions, our loan agreement provides up to $25.0 million in additional financing during the term. The credit facility is guaranteed by our subsidiaries and is secured by a security interest in all of our accounts receivable and inventory and that of our subsidiaries, certain other assets related thereto, and all proceeds thereof. The credit facility includes a $50.0 million sub-facility available for the issuance of commercial and stand-by letters of credit. The credit facility also includes a sub-limit of up to $20.0 million for same day advances.

At our election, borrowings under the credit facility will bear interest at one of the following rates: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California or (2) the interest rate per annum at which deposits in U.S. dollars are offered by reference lenders to prime banks in designated markets located outside the United States. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement.

The applicable margin for any date will depend upon the amount of available credit under the revolving facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the fourth quarter of 2007, the weighted average interest rate on all of our outstanding borrowings was 6.2%.

The loan agreement contains customary covenants, including but not limited to, restrictions on our ability and that of our subsidiaries to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. Additionally, minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained. As of December 29, 2007, we were in compliance with our bank covenants.

At the end of fiscal year 2007, borrowings under this credit facility were $52.3 million, bearing interest at rates ranging from 5.7% to 8.3%, and $91.8 million was available for future borrowings. At the end of fiscal year 2006, borrowings under this credit facility were $69.0 million, bearing interest at rates ranging from 5.7% to 8.3%, and $81.5 million was available to be borrowed. At the end of 2007 and 2006, we had $6.6 million and $5.7 million, respectively, of outstanding commercial and stand-by letters of credit.

Contractual obligations

Aggregated information about our unconditional contractual obligations as of December 29, 2007 is presented in the following table (dollars in thousands).

	Total	2008	2009	2010	2011	2012	After 5 years
Contractual cash obligations:
Long-term debt (1)	$62,721	$3,461	$3,461	$55,799	$0	$0	$0
Operating leases (2)	188,714	43,152	37,986	30,362	22,798	14,796	39,620
Purchase commitments (3)	43,381	43,381	0	0	0	0	0
Service contracts	247	247	0	0	0	0	0
Bank letters of credit	6,621	6,621	0	0	0	0	0
FIN 48 liability (4)	196	196	0	0	0	0	0

	$301,880	$97,058	$41,447	$86,161	$22,798	$14,796	$39,620

(1)	Assumes that our bank long-term debt is repaid at maturity and not refinanced. Includes estimated annual obligation for principal and interest payments, based upon the loan balance at December 29, 2007 and the average borrowing rate in 2007.

(2)	Operating lease amounts in this table represent minimum amounts due under existing agreements and exclude costs of insurance, taxes, repairs and maintenance.

(3)	All but a limited number of our purchase commitments, which are not material, are cancelable by us without penalty.

(4)	Uncertain tax positions in this table represent cash obligations anticipated to be paid within one year. The timing of the remaining cash obligations totaling $1.0 million for uncertain tax positions cannot be predicted. See “Critical Accounting Policies and Estimates” for more information.

We are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above.

Off-balance sheet arrangements

Operating leases are the only financing arrangements not reported on our consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 29, 2007, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Seasonality

Historically, our business has been highly seasonal. In 2007, approximately 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets. Management expects the seasonal fluctuation in net sales to become more pronounced as we continue to expand our operations.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to diminish our exposure to interest rate risk, and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments.

A 66 basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pre-tax income and cash flows by approximately $0.4 million over the next year. For more information, see Note 7 to our consolidated financial statements in Item 8.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management of West Marine, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements due to error or fraud on a timely basis. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 29, 2007 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in the design and operation of controls over establishing and maintaining significant accounting estimates:

•

We did not maintain sufficient accounting resources with adequate training in the application of generally accepted accounting principles (“GAAP”) commensurate with our financial reporting requirements and the complexity of our operations and transactions; and

•	Additionally, monitoring and oversight controls over the preparation of significant accounting estimates were not effective.

As a result of these material weaknesses, a material understatement of workers’ compensation liability reserves was not identified and corrected in a timely manner. In addition to the workers’ compensation liability adjustment, several other errors were identified that individually were not material but in the aggregate required adjustments to the Company’s current and prior-period financial statements. The accounts affected included inventory reserves, vendor allowances, capitalized indirect costs, sales and use tax accruals, sales return reserves, software development costs, software asset impairments, foreign currency translation gains/losses, deferred income taxes and stock-based compensation. The Company also identified certain items incorrectly presented on a net basis in its consolidated statements of cash flows, including changes in merchandise inventories, repayments and borrowings on the Company’s credit facility, and the non-cash portion of fixed assets purchases. The Company also identified errors in its segment information disclosure, as required information regarding assets, capital expenditures and depreciation for its reportable segments was incorrectly excluded. Further, the Company identified errors in the presentation of certain accrued expenses in its financial statement footnotes. These adjustments resulted in the restatement of interim and annual financial statements as described in Note 2 to the consolidated financial statements.

The Company’s internal control over financial reporting as of December 29, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ GEOFFREY A. EISENBERG	/S/ THOMAS R. MORAN
Geoffrey A. Eisenberg	Thomas R. Moran
President and Chief Executive Officer (principal executive officer)	Senior Vice President and Chief Financial Officer (principal financial officer)

April 4, 2008	April 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, CA

We have audited West Marine, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control over financial reporting based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

The Company did not maintain sufficient accounting resources with adequate training in the application of GAAP commensurate with its financial reporting requirements and the complexity of its operations and transactions. Additionally, monitoring and oversight controls over the preparation of significant accounting estimates were not effective. This resulted in the restatement of interim and annual financial statements as described in Note 2 to the consolidated financial statements.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 29, 2007 of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2007, of the Company and our report dated April 4, 2008 expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to a restatement, the adoption of Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA

April 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, CA

We have audited the accompanying consolidated balance sheets of West Marine, Inc. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2007 and December 30, 2006, and the results of its operations and cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 10 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on December 31, 2006, and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on January 1, 2006.

As discussed in Note 2, the accompanying 2006 and 2005 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 4, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA

April 4, 2008

WEST MARINE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 29, 2007 AND DECEMBER 30, 2006

(in thousands, except share data)

	Year-End
	2007	Restated 2006 (Note 2)
ASSETS

Current assets:
Cash	$6,126	$6,223
Trade receivables, net of allowances of $423 in 2007 and $481 in 2006	6,704	5,713
Merchandise inventories	248,307	253,063
Deferred income taxes	7,976	9,117
Other current assets	21,469	23,709

Total current assets	290,582	297,825
Property and equipment, net	67,521	70,593
Goodwill	—	56,905
Intangibles, net	192	230
Other assets	10,023	4,576

TOTAL ASSETS	$368,318	$430,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,122	$38,458
Accrued expenses, and other	47,738	45,693

Total current liabilities	82,860	84,151
Long-term debt	52,338	69,027
Deferred rent, and other	8,608	8,318

Total liabilities	143,806	161,496

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 21,917,077 shares issued and 21,893,474 shares outstanding at December 29, 2007 and 21,572,521 shares issued and 21,553,365 shares outstanding at December 30, 2006	22	22
Treasury stock	(348)	(282)
Additional paid-in capital	170,988	164,632
Accumulated other comprehensive loss	(327)	(132)
Retained earnings	54,177	104,393

Total stockholders’ equity	224,512	268,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,318	$430,129

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	2007	Restated 2006 (Note 2)	Restated 2005 (Note 2)
Net sales	$679,561	$716,644	$692,137
Cost of goods sold	484,676	509,432	491,004

Gross profit	194,885	207,212	201,133
Selling, general and administrative expense	188,529	197,100	201,799
Goodwill impairment (Note 3)	56,905	—	—
Store closures and other restructuring costs (Note 5)	558	14,468	—

Loss from operations	(51,107)	(4,356)	(666)
Interest expense	3,962	6,406	6,283
Charges for unamortized portion of loan costs and debt extinguishment costs	—	—	792

Loss before taxes	(55,069)	(10,762)	(7,741)
Benefit for income taxes	(5,093)	(3,138)	(4,719)

Net loss	$(49,976)	$(7,624)	$(3,022)

Net loss per common and common equivalent share:
Basic	$(2.30)	$(0.36)	$(0.14)
Diluted	$(2.30)	$(0.36)	$(0.14)
Weighted average common and common equivalent shares outstanding:
Basic	21,764	21,326	21,080
Diluted	21,764	21,326	21,080

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive (Loss)
Balance at January 1, 2005, as previously reported	20,894,240	$21		$155,400	$117,821	$305	$273,547
Cumulative effect of restatement (see Note 2)					(2,782)	(371)	(3,153)

Balance at January 1, 2005, as restated	20,894,240	21		155,400	115,039	(66)	270,394
Net loss, as restated					(3,022)		(3,022)	$(3,022)
Foreign currency translation adjustment, net of tax of $29, as restated						(49)	(49)	(49)
Common stock issued under equity compensation plan	204,950			2,499			2,499
Tax benefit from equity issuance, as restated				1,030			1,030
Sale of common stock pursuant to associates stock buying plan	105,343			1,330			1,330

Balance at December 31, 2005, as restated	21,204,533	21		160,259	112,017	(115)	272,182	$(3,071)

Net loss, as restated					(7,624)		(7,624)	$(7,624)
Foreign currency translation adjustment, net of tax of $10, as restated						(17)	(17)	(17)
Common stock issued under equity compensation plan	269,050	1		2,842			2,843
Tax benefit from equity issuance, including excess tax benefit of $357				342			342
Treasury shares purchased	(19,156)		(282)				(282)
Sale of common stock pursuant to associates stock buying plan	98,938			1,189			1,189

Balance at December 30, 2006, as restated	21,553,365	22	(282)	164,632	104,393	(132)	268,633	$(7,641)

Net loss					(49,976)		(49,976)	$(49,976)
Foreign currency translation adjustment, net of tax of $115						(195)	(195)	(195)
Common stock issued under equity compensation plan	245,104			4,895			4,895
Tax benefit from equity issuance, including excess tax benefit of $390				398			398
Cumulative effect of change in accounting principle due to adoption of FIN 48 (see Note 10)					(240)		(240)
Treasury shares purchased	(4,447)		(66)				(66)
Sale of common stock pursuant to associates stock buying plan	99,452			1,063			1,063

Balance at December 29, 2007	21,893,474	$22	$(348)	$170,988	$54,177	$(327)	$224,512	$(50,171)

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2007	Restated 2006 (Note 2)	Restated 2005 (Note 2)
OPERATING ACTIVITIES:
Net loss	$(49,976)	$(7,624)	$(3,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,736	21,680	23,093
Impairment of long-lived assets	1,308	4,626	10,819
Impairment of goodwill	56,905	—	—
Share-based compensation	1,951	1,542	368
Tax benefit from equity issuance	398	342	1,030
Excess tax benefit from share-based compensation	(390)	(357)	—
Benefit from deferred income taxes	(4,576)	(3,967)	(5,087)
Provision for doubtful accounts	185	489	225
Lower of cost or market inventory adjustments	524	475	5,033
Loss on asset disposals	274	539	143
Charges for unamortized portion of loan costs	—	—	792
Changes in assets and liabilities:
Trade receivables	(1,176)	(77)	(141)
Merchandise inventories	4,231	21,582	30,530
Prepaid expenses and other current assets	2,240	6,006	(968)
Other assets	(443)	43	82
Accounts payable	(3,589)	790	(27,536)
Accrued expenses	2,046	7,380	7,185
Deferred items and other non-current liabilities	243	110	1,532

Net cash provided by operating activities	29,891	53,579	44,078

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	207	—	—
Purchases of property and equipment	(17,837)	(14,904)	(31,865)

Net cash used in investing activities	(17,630)	(14,904)	(31,865)

FINANCING ACTIVITIES:
Borrowings on line of credit	95,687	86,017	453,087
Repayments on line of credit	(112,376)	(133,990)	(460,151)
Payment of loan costs	—	(102)	(1,011)
Proceeds from exercise of stock options	2,944	1,301	2,131
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	1,063	1,189	1,330
Excess tax benefit from share-based compensation	390	357	—
Treasury shares purchased	(66)	(282)	—

Net cash used in financing activities	(12,358)	(45,510)	(4,614)

NET INCREASE (DECREASE) IN CASH	(97)	(6,835)	7,599
CASH AT BEGINNING OF PERIOD	6,223	13,058	5,459

CASH AT END OF PERIOD	$6,126	$6,223	$13,058

Other cash flow information:
Cash paid for interest	$4,997	$6,060	$6,391
Cash paid (received) for income taxes	1,497	(6,105)	6,283
Non-cash investing activities
Property and equipment additions in accounts payable	360	108	180

See notes to consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS—West Marine, Inc. (“West Marine” or the “Company”) is a specialty retailer of boating supplies. The Company has three reportable segments—Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet)—which all sell aftermarket recreational boating supplies directly to customers. At December 29, 2007, West Marine offered its products through 372 stores in 38 states, Puerto Rico and Canada, through its catalog and on the Internet. The Company is also engaged, through its Port Supply division and its stores, in the wholesale distribution of products to commercial customers and other retailers.

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

YEAR-END—The Company’s fiscal year ends on the Saturday closest to December 31 based on a 52- or 53-week year. Fiscal years 2007, 2006 and 2005 ended on December 29, 2007, December 30, 2006 and December 31, 2005, respectively, and all were 52-week years.

ACCOUNTING ESTIMATES—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the following: useful lives and recoverability of fixed assets; inventory obsolescence and shrinkage reserves; capitalized indirect inventory costs; allowance for doubtful accounts receivable; calculation of accrued liabilities, including workers’ compensation and other self-insured liabilities; sales returns reserves, unredeemed gift cards and loyalty program awards; vendor consideration earned; fair value of share-based compensation instruments, income tax valuation allowances and uncertain tax positions; goodwill impairment; legal liabilities; and asset retirement obligations. Actual results could differ from those estimates.

INVENTORIES—Merchandise inventories are carried at the lower of cost or market on a first-in, first-out basis. Capitalized indirect costs include freight charges for transporting merchandise to warehouses or store selling locations and operating costs incurred for merchandising, replenishment and distribution activities. Indirect costs included in inventory value at the end of 2007 and 2006 were $23.3 million and $24.9 million, respectively. Indirect costs included in inventory value are recognized as an increase in cost of goods sold as the related products are sold.

Inventories are written down to market value when cost exceeds market value, based on historical experience and current information. Reserves for estimated inventory shrinkage, based on historical shrinkage rates determined by the Company’s physical merchandise inventory counts and cycle counts, were $3.3 million and $3.4 million at the end of fiscal years 2007 and 2006, respectively. Reserves for estimated inventory market value below cost, based upon current levels of aged and discontinued product and historical analysis of inventory sold below cost, was $5.5 million and $6.5 million at the end of 2007 and 2006, respectively.

DEFERRED CATALOG AND ADVERTISING COSTS—The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the expected net sales period, which is generally from two months to 10 months. There was $0.1 million in deferred

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

catalog costs at fiscal year-end 2007 and none at fiscal year-end 2006 or 2005. Advertising costs, which are included in selling, general and administrative expenses are expensed as incurred and were $14.1 million, $19.6 million and $20.4 million in 2007, 2006 and 2005, respectively.

PROPERTY AND EQUIPMENT—Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the various assets, as follows:

Estimated Useful Lives
Furniture and equipment	3–7 years
Computer software and hardware	3–5 years
Buildings	25 years

Leasehold improvements are amortized over the lesser of the expected lease term or the estimated useful life of the improvement which is usually about 10 years.

CAPITALIZED INTEREST—The Company capitalizes interest on major capital projects. During 2007, 2006 and 2005, the Company capitalized approximately $0.3 million, $0.4 million and $0.6 million, respectively.

CAPITALIZED SOFTWARE COSTS—Capitalized computer software, included in property and equipment, reflects costs related to internally-developed or purchased software that are capitalized and amortized on a straight-line basis, generally over a period ranging from three to five years. Internally developed software costs are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” During the fourth quarter of 2005, we recorded an $8.8 million impairment charge related to abandoned software development projects.

GOODWILL AND OTHER INTANGIBLE ASSETS—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company completes an impairment test annually or more frequently if evidence of possible impairment arises. The Company re-tested goodwill for possible impairment as of December 29, 2007 due to fourth quarter changes in cash flow expectations, market value of guideline companies, and other factors. As a result, the Company concluded that its goodwill was impaired, which resulted in a non-cash impairment charge of $56.9 million recorded in the fourth quarter of fiscal 2007. For more information, see Note 3.

Amortization expense for other intangible assets was less than $0.1 million in each of the years 2007 and 2006, and $2.3 million in 2005, which included $2.0 million for discontinuing our use of an acquired tradename. Amortization expense in each of the next five years is not deemed significant.

ASSET RETIREMENT OBLIGATIONS—In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company estimates the fair value of obligations to clean-up and restore leased properties under agreements with landlords and records the amount as a liability when incurred. Liabilities for asset retirement obligations were $0.4 million at year-end 2007 and 2006.

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, a loss equal to the difference between carrying value and the fair market value of the asset is recorded. Included in selling, general and administrative expense for 2005 are impairment charges of

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$8.8 million for abandoned software development projects and $2.0 million for abandoning the use of an acquired tradename. Included in store closures and other restructuring costs for 2006 is a $4.6 million impairment charge for store assets whose carrying value was greater than their expected undiscounted future cash flows; offset by a $1.1 million deferred rent adjustment, for a net impairment charge of $3.5 million. A $1.3 million charge for impairment of store and computer software assets is included in selling, general and administrative expense for 2007.

FACILITY CLOSING COSTS—In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in the period during which a store, warehouse or other facility is closed, the Company records as an obligation the present value of estimated costs that will not be recovered. These costs include employment termination benefits, lease contract termination costs and the book value of abandoned property. For more information, see Note 5.

SELF-INSURANCE OR HIGH DEDUCTIBLE LOSSES—The Company uses a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by its employees. Liabilities associated with these risks are estimated based primarily on amounts determined by actuarial analysis, and accrued in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Any actuarial projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

DEFERRED RENT—Certain of the Company’s operating leases contain periods of free or reduced rent or contain predetermined fixed increases in the minimum rent amount during the lease term. For these leases, the Company recognizes rent expense on a straight-line basis over the expected life of the lease, generally about ten years, including periods of free rent, and records the difference between the amount charged to rent expense and the rent paid as deferred rent. Tenant improvement allowances received from landlords generally are treated as deferred adjustments which reduce rent expense over the expected life of the lease.

INCOME TAXES—Income taxes are accounted for using the asset and liability method under the provisions of SFAS No. 109 “Accounting for Income Taxes.” Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is recorded to reduce deferred tax assets to the amount estimated as more likely than not to be realized. The Company accounts for uncertainties in income taxes recognized in its financial statements in accordance with FIN 48, an interpretation of FASB Statement No. 109. For more information, see Note 10.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying values of cash, accounts receivable, accounts payable and long-term debt approximate their estimated fair values.

REVENUE RECOGNITION—Sales, net of estimated returns, are recorded when merchandise is purchased by customers at retail locations. Revenue is recognized when merchandise shipped from a warehouse is received by the customer. Reserves for sales returns were $0.5 million at the end of 2007 and 2006.

	2007	2006
	(in thousands)
Reserve for product sales returns—beginning of year	$(485)	$(496)
Reserve additions	(606)	(293)
Product Returns	641	304
Reserve for product sales returns—end of year	$(450)	$(485)

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNREDEEMED GIFT CARDS—Aggregate sales of gift cards were $15.5 million in fiscal year 2007 and $16.0 million in fiscal year 2006. Sales of gift cards are deferred and treated as a liability on our balance sheet either until redeemed by customers in exchange for products or until we determine that future redemption of the card by the customer is remote, also called “breakage”. Breakage for unused gift cards is recognized using the “redemption recognition method.” Under this method, we estimate breakage based on company specific data by analyzing historical experience and deriving a rate that represents the amount of gift cards that are expected to be unused and not subject to escheatment. This rate is then applied, and breakage is recognized in income, over the period of redemption. Gift card breakage income was $0.1 million in 2007 and $1.0 million in 2006 and is included in net sales in our operating results.

COST OF GOODS SOLD—Cost of goods sold includes costs related to the purchase, transportation and storage of merchandise, shipping expense and store occupancy costs. Consideration in the form of cash or credits received from vendors is recorded as a reduction to cost of goods sold as the related products are sold.

COMPREHENSIVE INCOME (LOSS)—Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity. The Company’s comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity consists of net loss and foreign currency translation adjustments for all periods presented.

FOREIGN CURRENCY—Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of Other Comprehensive Income in the Consolidated Statements of Stockholders’ Equity. Gains (losses) from foreign currency transactions included in selling, general and administrative expense for 2007, 2006 and 2005 were $0.5 million, $1.2 million and $0.5 million, respectively.

ACCRUED EXPENSES—Accrued expenses consist of the following (in thousands):

	2007	2006
Accrued compensation and benefits	$16,518	$17,637
Unredeemed gift cards	6,915	5,782
Other accrued expense	24,305	22,274

Accrued expenses	$47,738	$45,693

NET LOSS PER SHARE—Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. The following is a reconciliation of the Company’s basic and diluted net loss per share computations (shares in thousands):

	2007		2006		2005
	Shares	Net Loss Per Share	Shares	Net Loss Per Share	Shares	Net Loss Per Share
Basic and diluted	21,764	$(2.30)	21,326	$(0.36)	21,080	$(0.14)

Excluded from the above computations of diluted per share amounts are options to purchase 2,556,621 shares, 2,706,671 shares and 1,250,000 shares of common stock in 2007, 2006 and 2005, respectively, as these shares were anti-dilutive due to a net loss for all periods.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DERIVATIVE INSTRUMENTS—West Marine did not purchase or hold any derivative financial instruments during the three years ended December 29, 2007.

NEW ACCOUNTING PRONOUNCEMENTS—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. SFAS 157 will be effective for West Marine beginning in fiscal year 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) will be effective for West Marine beginning in fiscal 2009. We do not expect the adoption of SFAS 141(R) to have a material impact on our financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will be effective for West Marine beginning in fiscal 2009. We do not expect the adoption of SFAS 160 to have a material impact on our financial position, results of operations or cash flows.

On December 21, 2007, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”), “Certain Assumptions Used in Valuation Methods—Expected Term”, which amends SAB 107 to allow for the continued use of the simplified method to estimate the expected term in valuing stock options beyond December 31, 2007. The simplified method can only be applied to certain types of stock options for which sufficient exercise history is not available. The Company plans to adopt SAB 110 on January 1, 2008, and will continue to use the simplified method until sufficient exercise history is available.

NOTE 2: RESTATEMENT OF PRIOR PERIODS

Subsequent to the issuance of the Company’s 2006 consolidated financial statements, management determined that reserves for estimated workers’ compensation claims were understated due to an error. This prompted the Company to review other reserves and accounts involving management estimates. As a result of this review, in addition to the workers’ compensation liability adjustment, the Company identified several other

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments that individually were not material but, in the aggregate, required correction in the Company’s previously issued 2007 quarterly and prior-period annual and quarterly financial statements relating to, among other things, inventory reserves, vendor allowances, capitalized indirect costs, sales and use tax accruals, sales return reserves, software development costs, software asset impairments, foreign currency translation gains/losses, deferred income taxes and share-based compensation. The Company also identified certain items incorrectly presented on a net basis in its consolidated statements of cash flows, including changes in merchandise inventories, repayments and borrowings under the Company’s credit facility, and the non-cash portion of fixed assets purchases. The Company also identified errors in its segment disclosure in that information regarding assets, capital expenditures and depreciation for its reportable segments was incorrectly excluded. Further, the Company identified errors in the presentation of certain accrued expenses in its financial statement footnotes. As a result, the Company’s 2006 and 2005 consolidated financial statements have been restated.

The effect of the restatement on the consolidated balance sheet as of December 30, 2006 and the consolidated statements of operations and consolidated statements of cash flows for the years ended December 30, 2006 and December 31, 2005 is presented in the following tables. The cumulative after-tax effect of the restatement adjustments for all prior years reduced 2005 beginning retained earnings by $2.8 million and total stockholders’ equity by $3.2 million.

Consolidated Balance Sheet

(in thousands)

	2006
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Merchandise inventories	$254,017	$(954)	$253,063
Deferred income taxes	7,372	1,745	9,117
Other current items	22,794	915	23,709
Total current assets	296,119	1,706	297,825
Property and equipment, net	70,781	(188)	70,593
Other non-current assets	4,053	523	4,576
Total assets	428,088	2,041	430,129
Liabilities
Accounts payable	37,945	513	38,458
Accrued expenses	41,824	3,869	45,693
Total current liabilities	79,769	4,382	84,151
Deferred items	6,939	1,379	8,318
Total liabilities	155,735	5,761	161,496
Stockholders’ Equity
Accumulated other comprehensive loss	(427)	295	(132)
Retained earnings	108,408	(4,015)	104,393
Total stockholders’ equity	272,353	(3,720)	268,633
Total liabilities and stockholders’ equity	428,088	2,041	430,129

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Operations

(in thousands, except per share data)

	2006			2005
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net Sales	$716,604	$40	$716,644	$692,264	$(127)	$692,137
Cost of goods sold	510,309	(877)	509,432	489,851	1,153	491,004
Gross profit	206,295	917	207,212	202,413	(1,280)	201,133
Selling, general & administrative expense	195,718	1,382	197,100	200,134	1,665	201,799
Income (loss) from operations	(3,891)	(465)	(4,356)	2,279	(2,945)	(666)
Loss before income taxes	(10,297)	(465)	(10,762)	(4,796)	(2,945)	(7,741)
Benefit from income taxes	(3,198)	60	(3,138)	(2,482)	(2,237)	(4,719)
Net loss	(7,099)	(525)	(7,624)	(2,314)	(708)	(3,022)
Net loss per common share—basic and diluted	$(0.33)	$(0.03)	$(0.36)	$(0.11)	$(0.03)	$(0.14)

Consolidated Statements of Cash Flows

(in thousands)

	2006			2005
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Operating Activities
Net loss	$(7,099)	$(525)	$(7,624)	$(2,314)	$(708)	$(3,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,738	(58)	21,680	23,093	—	23,093
Asset impairment charge	4,587	39	4,626	10,612	207	10,819
Share-based compensation	1,910	(368)	1,542	—	368	368
Lower of cost or market inventory adjustments	—	475	475	—	5,033	5,033
Benefit for deferred income taxes	(3,785)	(182)	(3,967)	(2,850)	(2,237)	(5,087)
Changes in assets and liabilities:
Merchandise inventories	22,837	(1,255)	21,582	34,289	(3,759)	30,530
Prepaid expenses and other current assets	6,582	(576)	6,006	(220)	(748)	(968)
Other assets	(848)	891	43	(543)	625	82
Accounts payable	429	361	790	(27,688)	152	(27,536)
Accrued expenses	6,275	1,105	7,380	7,404	(219)	7,185
Deferred items	(137)	247	110	400	1,132	1,532
Net cash provided by operating activities	53,425	154	53,579	44,232	(154)	44,078
Investing Activities
Purchases of property and equipment	(14,750)	(154)	(14,904)	(32,019)	154	(31,865)
Financing Activities
Borrowings on line of credit	—	86,017	86,017	—	453,087	453,087
Repayment on line of credit	(47,973)	(86,017)	(133,990)	(7,064)	(453,087)	(460,151)

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3: GOODWILL IMPAIRMENT LOSS

Under the provisions of SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is tested at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. West Marine has determined that its reporting units are its Stores, Direct Sales and Port Supply operating segments. All goodwill was assigned to the Stores reporting unit.

West Marine performed its annual SFAS 142 test as of July 31, 2007 and determined that no impairment existed. The primary factors West Marine uses in determining the fair value of its reporting units are expected future cash flows of the reporting unit and market values of guideline companies. The resulting fair values of the individual reporting units are then combined and reconciled to enterprise fair value, as indicated by West Marine’s then current stock price.

In October 2007, in view of lower-than-expected sales, West Marine issued revised earnings guidance, implying a decrease in expected cash flows had occurred since the annual goodwill impairment test was performed. The market price of West Marine common stock had declined concurrently and continued to decline following the issuance of revised guidance. Combined, these two circumstances indicated that the fair value of the Stores reporting unit might be lower than its carrying value. Consequently, goodwill was re-tested for impairment on November 24, 2007, the end of the fiscal month.

In the first step of impairment testing, the fair value of the reporting unit is compared to its carrying value including goodwill. Because the first step of the test performed in November 2007 concluded that the fair value of the Stores reporting unit was less than its carrying value, the second step was performed. In the second step, the assets of the reporting unit, including unrecorded intangible assets and excluding goodwill, are stated at their fair values. Goodwill is impaired to the extent the combined fair value of the assets excluding goodwill exceeds the carrying value of the reporting unit. This second step analysis indicated that goodwill was entirely impaired requiring a $56.9 million charge in the fourth quarter of 2007.

NOTE 4: SHARE-BASED COMPENSATION

West Marine established the Omnibus Equity Incentive Plan (the “Plan”) on May 4, 2006, replacing all previous stock option plans. The Plan is intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of associates, non-employee directors and consultants upon whose judgment, interest and special effort the successful conduct of its operation is largely dependent. The Plan permits a variety of compensation methods, including non-qualified stock options, incentive stock options, restricted stock and other share-based awards. All associates, non-employee directors and consultants are eligible to participate under the Plan, with the exception of Randolph K. Repass, Chairman of the Company’s Board of Directors and a significant stockholder. At year-end 2007, 7,300,000 common shares were reserved under the Plan and 478,395 shares were available for future issuance.

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

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” and began recognizing compensation expense for share-based payments based on the fair value of the awards under the modified prospective application method. Share-based payments consist of stock option grants, restricted share

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards and stock buying plan issuances, each as described further below. SFAS 123(R) requires that compensation expense be calculated and recognized as follows: (a) grant date fair value calculated in accordance with the provisions of SFAS 123(R) for awards granted subsequent to January 1, 2006; and (b) fair value of the shares purchased by employees from the Company’s stock buying plan subsequent to January 1, 2006. The effect of the adoption of SFAS 123(R) on future operating results will depend, among other things, on levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

On December 22, 2005, the Board of Directors of the Company, upon the recommendation of the Board’s Governance and Compensation Committee, approved the acceleration of vesting of all stock options then held by current employees, making all of the outstanding stock options at December 31, 2005 vested and exercisable, primarily to avoid recognition of compensation expense in future periods. The additional pre-tax expense that, absent the accelerated vesting, would have been reflected in the Company’s consolidated statements of income for 2007 and 2006 was approximately $4.9 million and $6.4 million, respectively.

Share-based compensation expense for 2007, 2006 and 2005 was approximately $2.0 million, $1.5 million and $0.4 million, respectively, of which expense for stock options was $1.3 million, $0.4 million in 2007 and 2006, and nil in 2005. In 2007, 2006 and 2005 respectively, the Company recognized $0.5 million, $0.7 million and $1.0 million in tax benefit for options exercised, restricted stock vested and disqualifying stock buying plan transactions. Of these amounts, $0.4 million, $0.3 million and $1.0 million was recognized as excess tax benefits in additional paid-in capital in 2007, 2006 and 2005, and $0.4 million was recognized as cash flow from financing activities in both 2007 and 2006 and nil in 2005. The tax benefit is included in the Company’s consolidated statement of operations for the same period. Share-based compensation of $0.4 million in 2007 was included in capitalizable indirect inventory costs, compared to $0.1 million in 2006.

Under the modified prospective application method adopted by the Company, results for prior periods have not been restated to reflect the effects of adopting SFAS 123(R). The following information is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share had the Company applied the fair-value recognition provisions of SFAS 123(R) to the share-based payments in those periods (dollars in thousands, except per share amounts):

2005
Net loss	$(3,022)
Add: share-based compensation expense included in net income (loss), net of related tax effects	224
Deduct: share-based compensation as determined under fair-value method for all awards, net of related tax effects	(14,634)

Pro forma net loss	$(17,432)

Earnings (loss) per share—basic and diluted:
As stated	$(0.14)
Pro forma	(0.83)

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

West Marine awards options to purchase shares of common stock to certain eligible associates employed at the time of the grant. Options granted under the Plan during 2007 vest over three years and expire five years following the grant date. Grants in 2006 vest over four years and generally expire five years from the grant date. The Company has determined the fair value of options awarded by applying the Black-Scholes Merton option pricing valuation model and using following assumptions:

	2007	2006	2005
Expected price volatility	38%	43%	60%
Risk-free interest rate	4.5%-4.9%	4.2%-5.0%	2.6-4.3%
Weighted-average expected term (years)	3.5	3.8	6.2
Dividend yield	—	—	—

Expected price volatility: This is the percentage amount by which the price of West Marine common stock is expected to fluctuate annually during the estimated expected life for stock options. Expected price volatility is calculated using historical daily closing prices over a period matching the weighted-average expected term, as management believes such changes are the best indicator of future volatility. An increase in expected price volatility would increase compensation expense.

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

Expected term: This is the period of time over which stock options are expected to remain outstanding. The Company calculates expected term based on the average of the vesting period and the full contractual term, in accordance with the provision of SAB 107, which allows the use of the simplified method to estimate the expected term in valuing stock options. The expected term decreased in 2007 in comparison due to a reduction of the vesting period from four years to three years. The expected term decreased in 2006 in comparison to 2005 as a result of shortening the contractual term from 10 years to five years. An increase in the expected term would increase compensation expense.

Dividend yield: The Company historically has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. An increase in the dividend yield would decrease compensation expense.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity in 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Option Grant Date Fair Value
Outstanding at year-end 2006 (2,729,858 shares exercisable at a weighted average price of $19.25)	3,138,203	18.62	12.26
Granted	591,639	15.02	5.13
Exercised	(236,635)	12.38	8.53
Forfeited	(139,952)	14.28	4.72
Expired	(438,381)	22.63	14.56

Outstanding at year-end 2007 (2,176,825 shares exercisable at a weighted average price of $19.10)	2,914,874	$17.96	$10.24

The weighted-average grant date fair value of options granted in 2007, 2006 and 2005 was $5.13, $5.64 and $10.47 per share, respectively. The aggregate fair value of options vested during 2007, 2006 and 2005 was $0.8 million, insignificant and $21.4 million, respectively.

At December 29, 2007, aggregate intrinsic value for options outstanding in the aggregate and for options outstanding and exercisable was $0.6 million, based on the closing stock price that day. The total intrinsic value of options exercised in 2007, 2006 and 2005 was $1.1 million, $1.0 million and $0.8 million, respectively. In 2007, the weighted-average fair value of options on the dates granted was $5.13 per share and 160,196 options were vested with an aggregate grant date fair value of $0.8 million. At December 29, 2007, unrecognized compensation expense for stock options, net of expected forfeitures, was $3.3 million, with a weighted-average expense recognition period of 2.5 years.

The Company recorded $1.3 million and $0.4 million of compensation expense relating to outstanding stock options as of year end 2007 and 2006, respectively. The Company was not required to record compensation expense relating to outstanding options prior to the adoption date of SFAS No. 123(R) on January 1, 2006. Cash received from the exercise of stock options for the years ended 2007, 2006 and 2005 was $2.9 million, $1.2 million and $2.1 million, respectively.

Additional information for options outstanding at year-end 2007 is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$ 4.375 – $ 6.5625	109,680	3.1	$4.50	109,680	3.1	$4.50
7.000 – 10.500	177,278	1.9	8.23	177,278	1.9	8.23
10.750 – 16.125	1,194,089	4.4	14.99	506,040	4.7	15.35
16.580 – 24.870	1,053,502	3.7	20.16	1,003,502	3.7	20.33
26.280 – 39.420	380,325	6.2	29.60	380,325	6.2	29.60

$ 4.375 – 39.420	2,914,874	4.2	$17.96	2,176,825	4.2	$19.10

There were 780,955 stock option shares expected to vest in the future at December 29, 2007 with no intrinsic value due to a weighted average exercise price of $14.84 per share and a weighted average remaining contractual term of 2.2 years.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Share Awards

The Plan also provides for awards of shares to eligible associates and directors that are subject to restrictions on transfer for a period of time (commonly referred to as “restricted shares”). Compensation expense for restricted share awards in 2007, 2006 and 2005 was $0.3 million, $0.9 million and $0.3 million, respectively. As of December 29, 2007, unrecognized compensation expense for unvested restricted share awards, net of expected forfeitures, was $0.3 million. A summary of unvested restricted share activity in 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at year-end 2006 (Weighted average remaining vesting period of 2.2 years)	48,301	$16.33
Granted	6,646	$13.59
Vested	(17,349)	$15.96
Forfeited	(9,158)	$16.58

Unvested at year-end 2007 (Weighted average remaining vesting period of 1.2 years)	28,440	$15.88

The weighted-average grant date fair value of restricted shares granted in 2007, 2006 and 2005 was $13.59, $14.61 and $16.63 per share, respectively. The total fair value of restricted shares vested in 2007, 2006 and 2005 was $0.3 million, $1.0 million and $0.1 million, respectively.

Associate Stock Buying Plan

The Company has an Associate Stock Buying Plan (the “Buying Plan”) under which all eligible associates may elect to participate on the grant dates twice each year. Purchase periods run for approximately six months from grant date to purchase date. Participating associates purchase West Marine shares at 85% of the lower of the closing price on (a) the grant date, or (b) the purchase date, although associates cannot purchase more than $25,000 of stock (measured as the fair market value of the shares on the grant date) under the Buying Plan in any given calendar year. Associates who own 5% or more of West Marine stock are prohibited from participating in the Buying Plan; however, all other associates may participate. The Buying Plan is qualified under IRC Section 423; accordingly, tax benefits are received by West Marine only in the event that associates do not satisfy the holding requirements as described in Section 423. In 2007, West Marine recognized total tax benefits for ESPP disqualifying dispositions of less than $50,000, which had an even smaller impact on cash flow. For the 52 weeks ended December 29, 2007, 99,452 shares were purchased and $0.4 million of expense was recognized. At December 29, 2007, 352,138 shares were available for future issuance under the Buying Plan. Assumptions used in determining the fair value of grants under the Buying Plan during 2007 were as follows:

Expected price volatility	31% - 47%
Risk-free interest rate	3.8% - 5.0%
Weighted-average expected term (years)	0.5
Dividend yield	—

NOTE 5: STORE CLOSURES AND OTHER RESTRUCTURING COSTS

In 2006, West Marine closed 35 stores, including 33 lower-performing stores that management had identified as having no reasonable expectation of significant positive cash flow over the near term. Additionally, the Company consolidated most call center operations in its Largo, Florida facility. In conjunction with these actions, the Company recognized charges of $14.5 million in 2006, comprised of $6.3 million for estimated lease

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contract termination obligations, a $3.5 million impairment charge to reduce the carrying value of long-lived assets (primarily leasehold improvements), fixtures and equipment at lower-performing stores slated for closure, $1.7 million for severance benefits, $1.1 million for disposal of unsaleable merchandise, $1.5 million for other store closure costs, such as site cleanup and repairs and related transportation costs, and $0.4 million for relocating call center operations. Accrued liabilities related to store closure costs outstanding at year-end 2006 were $3.0 million. In 2007, West Marine increased the reserve for these stores by $0.6 million.

In 2005, West Marine closed 11 stores, generally as the underlying lease contracts expired. Store closure costs in 2005 were not significant and no related liabilities were outstanding at year-end 2005. In 2007, West Marine closed 14 stores, generally as the underlying lease contracts expired. Store closure costs in 2007 were not significant.

Costs and obligations recorded by the Company in 2006 and 2007 in conjunction with the store closures and call center relocation, excluding a $3.5 million impairment charge in 2006 for store long-lived assets, are as follows (in millions):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Beginning balance, January 1, 2006	$—	$—	$—
Charges (1)	4.7	6.3	11.0
Payments and settlements	(4.2)	(3.8)	(8.0)

Ending balance, December 30, 2006 (2)	$0.5	$2.5	$3.0
Charges		0.6	0.6
Payments and settlements	(0.5)	(1.1)	(1.6)

Ending balance, December 29, 2007 (2)	$—	$2.0	$2.0

(1)	Included in “Store closure and other restructuring costs” in the Company’s 2006 Consolidated Statements of Operations.

(2)	Estimated future cash outlays are included in “Accrued liabilities” in the Company’s Consolidated Balance Sheets.

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at fiscal year-end 2007 and 2006 (in thousands):

	At Year-End
	2007	2006
Furniture and equipment	$68,646	$66,863
Computer software and hardware	103,828	97,910
Leasehold improvements	62,261	59,539
Land and building	7,396	7,384

Property and equipment, at cost	242,131	231,696
Accumulated depreciation and amortization	(174,610)	(161,103)

Property and equipment, net	$67,521	$70,593

Depreciation and amortization expense for property and equipment was $19.5 million, $21.5 million and $22.6 million in 2007, 2006 and 2005, respectively.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7: LINES OF CREDIT AND LONG–TERM DEBT

On December 29, 2005, the Company entered into a five-year, $225.0 million loan agreement with a group of lenders that replaced a prior five-year, $190.0 million loan agreement. In connection with this transaction, the Company recorded a $0.8 million charge in the fourth quarter of 2005, representing the unamortized portion of loan costs associated with the Company’s prior bank credit facility.

The amount available to be borrowed is based on a percentage of West Marine’s inventory (but does not include capitalized indirect costs) and accounts receivable. The loan agreement contains certain covenants, including but not limited to, restrictions on the ability of West Marine and its subsidiaries to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. Additionally, a minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained. At the Company’s option, subject to certain conditions and restrictions, the loan agreement provides up to $25.0 million in additional financing during the term. The credit facility is guaranteed by West Marine and its subsidiaries and is secured by a security interest in all of the accounts receivable and inventory of West Marine and its subsidiaries, certain other assets related thereto and all proceeds thereof. The credit facility includes a $50.0 million sub-facility available for the issuance of commercial and standby letters of credit. The credit facility also includes a sub-limit of up to $20.0 million for same day advances.

At West Marine’s election, borrowings under the credit facility will bear interest at one of the following rates: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California or (2) the interest rate per annum at which deposits in U.S. dollars are offered by reference lenders to prime banks in designated markets located outside the United States. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving credit facility. For 2007 and 2006, the weighted average interest rate on all of the Company’s outstanding borrowings was 6.6% and 6.7%, respectively. As of December 29, 2007, we were in compliance with our bank covenants.

At the end of fiscal year 2007, borrowings under this credit facility were $52.3 million, bearing interest at rates ranging from 5.7% to 8.3%, and $91.8 million was available for future borrowings. At the end of fiscal year 2006, borrowings under this credit facility were $69.0 million, bearing interest at rates ranging from 5.7% to 8.3%, and $81.5 million was available to be borrowed. At the end of fiscal year 2007 and 2006, the Company had $6.6 million and $5.7 million, respectively, of outstanding commercial and stand-by letters of credit. The credit facility does not require a daily sweep lockbox arrangement except in specific circumstances, such as the occurrence of an event of default.

NOTE 8: RELATED PARTY TRANSACTIONS

The Company purchased merchandise from a supplier in which the Chairman of the Company’s Board of Directors, Randolph K. Repass, was an investor and a member of the board of directors. Additionally, Mr. Repass’ brother was the president and his father was a member of the board of directors and a major stockholder of the related supplier. The supplier was acquired on July 1, 2007 by an unrelated party and is no longer a related party from that date forward. The Company’s cost of sales during 2007, 2006 and 2005 included $6.8 million, $9.4 million and $9.7 million, respectively, for goods purchased from the related supplier. Accounts payable to the related supplier at year-end 2006 was $0.4 million and purchases from the related supplier included in merchandise inventories at year-end 2006 was $6.5 million.

Since February 2002, West Marine has leased its store in Palo Alto, California from the FBO Trust, for which Randolph K. Repass is the trustee. Prior to that, West Marine leased its Palo Alto store directly from Randolph K. Repass. West Marine also leases its store in New Bedford, Massachusetts from a corporation of

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which Mr. Repass’ brother is the President and his father is a member of the board of directors and a major stockholder. In addition, West Marine leases its Watsonville Support Center and its stores in Santa Cruz, California and Braintree, Massachusetts from three partnerships. Mr. Repass is a general partner of each partnership and, together with certain members of his family, he owns substantially all of the partnership interests in such partnerships. Geoffrey A. Eisenberg, our Chief Executive Officer, is a 7.5% limited partner in the two partnerships from which West Marine leases its Watsonville Support Center and its store in Santa Cruz, California. Pursuant to these leases, West Marine paid rent to the above-related parties during fiscal years 2007, 2006 and 2005 in the aggregate amount of approximately $1.9 million, $1.7 million and $1.6 million, respectively.

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

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment, retail stores, its distribution centers and its support center. The Company also sublets space at various locations with both month-to-month and non-cancelable sublease agreements. The operating leases of certain stores provide for periodic rent adjustments based on store revenues, the consumer price index and contractual rent increases.

The aggregate minimum annual contractual payments under non-cancelable leases, reduced for sublease income, in effect at fiscal year-end 2007 were as follows (in thousands):

2008	$43,152
2009	37,986
2010	30,362
2011	22,798
2012	14,796
Thereafter	39,620

Minimum non-cancelable lease payments, net	$188,714

No assets of the Company were subject to capital leases at fiscal year-end 2007, 2006 or 2005. All but a limited number of the Company’s purchase commitments, which are not material, are cancelable without payment, and therefore, have been excluded from the table.

Following is a summary of rent expense by component (in thousands):

	2007	2006	2005
Minimum rent	$43,769	$52,211	$42,843
Percent rent	142	183	192
Sublease income	(128)	(99)	(210)
Rent paid to related parties	1,862	1,692	1,630

Total rent expense	$45,645	$53,987	$44,455

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 21, 2008, a former hourly associate filed a lawsuit in the California Superior Court, County of Orange. The suit alleges, among other things, that the Company failed to provide meal and rest periods, correct itemized statements, pay to discharged employee, and engaged in unfair business practices in violation of certain applicable sections of the California Labor Code and the California Business and Professions Code. The plaintiff seeks to represent himself and all similarly situated current and former hourly-paid associates employed by the Company in the State of California. The plaintiff seeks reimbursement of wages, penalties and interest allegedly owed under the relevant California code sections, as well as an unspecified amount of damages and reasonable attorneys’ fees and costs recoverable by law. The Company intends to vigorously defend this lawsuit. The Company cannot estimate its possible loss, if any, or a reasonable range at this time and based on the facts currently available, the Company does not believe that the ultimate resolution of this litigation will have a material adverse effect on its future financial results. The Company also is party to various legal proceedings arising from normal business activities that, individually and in the aggregate, are not expected to have a material adverse effect on future financial results.

In addition, the Company’s sales and use tax filings are subject to audit by authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes. As required by SFAS No. 5, “Accounting for Contingencies”, the Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company believes it has adequately provided for obligations that would result from these legal and sales and use tax proceedings where it is probable it will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome. The Company is currently under audit for sales taxes in several jurisdictions. The tax periods open to examination by the major taxing jurisdictions for sales and use taxes are fiscal 2004 through fiscal 2007. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s future financial condition or results of operations.

NOTE 10: INCOME TAXES

Following is a summary of the provision (benefit) for income taxes (in thousands):

	2007	2006	2005
Currently payable:
Federal	$(280)	$430	$1,054
State	(237)	437	(688)
Foreign	—	(38)	2

	(517)	829	368

Deferred:
Federal	(7,435)	(4,083)	(2,773)
State	2,859	(92)	(2,194)
Foreign	—	208	(120)

	(4,576)	(3,967)	(5,087)

Benefit for income taxes	$(5,093)	$(3,138)	$(4,719)

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the difference between the effective income tax rate and the statutory federal income tax rate:

	2007	2006	2005
Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	3.1	2.1	(24.2)
Non-deductible permanent items	0.3	2.0	2.6
Non-deductible goodwill (1)	22.5	—	—
Reversal of taxes no longer required	—	—	(1.6)
Foreign	—	1.7	(2.3)
Other	(0.1)	0.0	(0.5)

Effective tax rate	(9.2)%	(29.2)%	(61.0)%

(1)	Represents the tax effect of the Company’s 2007 non-cash impairment charge related to goodwill of $56.9 million. Of this amount, $35.4 million is permanently non-deductible, resulting in $14.1 million additional tax expense in 2007 for federal and state purposes.

Deferred tax assets and liabilities are determined based upon the estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Following is a summary of the tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities (in thousands):

	2007	2006
Current:
Accrued expenses	$5,846	$5,947
Deferred compensation costs	1,924	2,353
Prepaid expenses	(1,787)	(2,099)
Capitalized inventory costs	2,143	1,660
Other	(150)	1,256

Total current	7,976	9,117

Non-current:
Deferred rent	1,737	1,879
Fixed assets	(4,206)	(5,657)
Intangible assets	6,803	(1,459)
Net operating loss carryforward	1,852	1,736
State tax credits	5,428	6,710
Other	2,530	1,270

Total non-current	14,144	4,479

Valuation allowance	(7,551)	(3,385)

Total deferred tax assets	$14,569	$10,211

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net current deferred taxes are included in “Deferred income taxes” at year-end 2007 and 2006 and net non-current deferred taxes are included in “Other assets” at year-end 2007 and 2006.

At year-end 2007, the Company had state net loss carryforwards of approximately $31.3 million that expire between 2009 and 2027. In addition, the Company had state enterprise zone credits of $5.0 million that may be used for an indefinite period of time and South Carolina tax credits of $1.7 million that expire between 2013 and 2017. These carryforwards are available to offset future state taxable income. At year-end 2007, the Company had foreign net loss carryforwards of approximately $4.9 million that expire between 2008 and 2027.

The Company monitors the circumstances impacting the expected realization of its deferred tax assets on a jurisdiction-by-jurisdiction basis. A valuation allowance must be provided when it is more likely than not that a deferred tax asset will not be realized. Accordingly, the Company provided a valuation allowance of $7.6 million and $3.4 million at year end 2007 and 2006, respectively, with respect to its deferred tax assets in certain state and foreign jurisdictions because of uncertainty regarding their realizability. In the event the Company was not able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Following is a summary of the change in valuation allowance (in thousands):

	2007	2006	2005
Valuation allowance—beginning of year	$3,385	$1,671	$1,671
Valuation allowance additions	4,166	1,714	—
Valuation allowance reductions	—	—	—
Valuation allowance—end of year	$7,551	$3,385	1,671

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states, Puerto Rico and Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2003. The statute of limitations for income tax return examinations is four years for Puerto Rico, and seven years for Canada.

The Company adopted the provisions of FIN 48 on December 31, 2006 (the beginning of fiscal year 2007), and as a result of the implementation the Company recognized approximately a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the December 31, 2006 balance of retained earnings.

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

Balance at December 31, 2006	$2,963
Additions based on tax positions related to the current year	108
Additions for tax positions of prior years	82
Reductions for tax positions of prior years	(340)
Settlements	(200)
Lapse of statutes of limitations	(66)

Balance at December 29, 2007	$2,547

The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is approximately $2.2 million.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision (benefit) for income taxes. During fiscal year 2007, the Company recognized less than $0.1 million in interest expense and less than $0.1 million in penalties. During fiscal years 2006 and 2005, the Company recognized $0.1 of interest expense and $0.1 million of interest income, respectively. The Company had accrued approximately $0.2 million for the payment of interest and approximately $0.1 million for the payment of penalties at December 29, 2007, and the Company had accrued approximately $0.2 million for the payment of interest at December 30, 2006.

The Company considers it reasonably possible the following events will occur within the next 12 months resulting in a reduction of unrecognized tax benefits (in thousands):

Settlement of state audits	$196
Expiration of statutes of limitations	288

Estimated reduction in unrecognized tax benefits within one year	$484

NOTE 11: EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee’s contribution up to 5% of the employee’s annual compensation, subject to statutory limitations. The Company’s contributions to the plan for 2007, 2006 and 2005 were $0.6 million, $0.6 million and $0.7 million, respectively. Plan participants may choose from an array of mutual fund investment options. The plan does not permit investments in West Marine common stock.

NOTE 12: SEGMENT INFORMATION

The Company has three reportable segments—Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet)—all of which sell merchandise directly to customers. The customer base overlaps between the Company’s Stores and Port Supply segments, and between its Stores and Direct Sales segments. All processes for the three segments within the supply chain are commingled, including purchases from vendors, distribution center activity and customer delivery.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment assets are those directly allocated to an operating segment’s operations. For the Stores segment, assets primarily include leasehold improvements, computer assets, fixtures, land and buildings. For the Port Supply and Direct Sales segments, assets primarily include computer assets. Unallocated assets include merchandise inventory, shared technology infrastructure, distribution centers, corporate headquarters, prepaid expenses, deferred taxes and other assets. Capital expenditures and depreciation expense for each segment are allocated to the assets assigned to the segment. Contribution is defined as net sales, less product costs and direct expenses.

	2007	2006	2005
	(in thousands)
Net sales:
Stores	$594,080	$629,890	$601,115
Port Supply	41,636	43,509	48,126
Direct Sales	43,845	43,245	42,896

Consolidated net sales	$679,561	$716,644	$692,137

Contribution:
Stores	$13,219 (1)	$48,419	$51,144
Port Supply	1,158	4,906	6,711
Direct Sales	5,445	4,781	6,136

Consolidated contribution	$19,822	$58,106	$63,991

Reconciliation of consolidated contribution to net income (loss):
Consolidated contribution	$19,822	$58,106	$63,991
Less:
Cost of goods sold not included in consolidated contribution	(32,266)	(30,509)	(25,577)
General and administrative expenses	(38,663)	(31,953)	(39,080)
Interest expense	(3,962)	(6,406)	(6,283)
Charges for unamortized portion of loan costs and debt extinguishment costs	—	—	(792)
Benefit (provision) for income taxes	5,093	3,138	4,719

Net (loss)	$(49,976)	$(7,624)	$(3,022)

(1)	Includes $56.9 million expense for Goodwill impairment.

	2007	2006	2005
	(in thousands)
Assets:
Stores	$43,017	$103,581	$110,593
Port Supply	6,812	6,576	6,877
Direct Sales	1,409	2,872	2,680
Unallocated	317,080	317,100	355,847

Total Assets	$368,318	$430,129	$475,997

Capital Expenditures:
Stores	$10,504	$10,281	$17,219
Port Supply	158	452	802
Direct Sales	2,661	835	2,384
Unallocated	4,514	3,336	11,460

Total Capital Expenditures	$17,837	$14,904	$31,865

Depreciation:
Stores	$12,334	$13,122	$14,167
Port Supply	422	557	620
Direct Sales	820	1,091	1,189
Unallocated	5,880	6,738	6,667

Total Depreciation	$19,456	$21,508	$22,643

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13: QUARTERLY FINANCIAL DATA

(Unaudited and in thousands, except per share data)

	2007
	First Quarter		Second Quarter
	As Previously Reported	As Restated (1)	As Previously Reported	As Restated (1)
Net sales	$126,052	$125,783	$247,770	$247,091
Gross profit	26,820	27,090	86,078	85,907
Selling, general & administrative expense	43,836	44,055	52,237	51,185
Income (loss) from operations	(17,016)	(16,965)	33,841	34,722
Net income (loss)	(11,245)	(11,352)	20,129	20,803
Net income (loss) per share:
Basic	$(0.52)	$(0.53)	$0.93	$0.96
Diluted	(0.52)	(0.53)	0.92	0.95
Stock trade price:
High	$18.21	$18.21	$18.26	$18.26
Low	15.70	15.70	13.19	13.19

	2007
	Third Quarter
	As Previously Reported	As Restated (1)		Fourth Quarter
Net sales	$187,531	$188,391		$118,296
Gross profit	57,602	57,916		23,973
Selling, general & administrative expense	48,006	46,871		46,419
Income (loss) from operations	9,596	11,045		(79,909	)(2)
Net income (loss)	5,264	6,160		(65,586	)(2)
Net income (loss) per share:
Basic	$0.24	$0.28		$(3.00	)(2)
Diluted	0.24	0.28		(3.00	)(2)
Stock trade price:
High	$16.98	$16.98		$12.13
Low	11.35	11.35		8.39

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006
	First Quarter		Second Quarter
	As Previously Reported	As Restated (1)	As Previously Reported		As Restated (1)
Net sales	$132,641	$132,336	$264,547		$263,720
Gross profit	31,236	32,091	89,769		89,394
Selling, general & administrative expense	48,130	48,632	59,904		59,649
Income (loss) from operations	(16,894)	(16,541)	26,333	(3)	26,213	(3)
Net income (loss)	(11,926)	(11,711)	14,197	(3)	14,124	(3)
Net income (loss) per share:
Basic	$(0.56)	$(0.55)	$0.67	(3)	$0.66	(3)
Diluted	(0.56)	(0.55)	0.66	(3)	0.66	(3)
Stock trade price:
High	$15.31	$15.31	$15.07		$15.07
Low	12.32	12.32	13.28		13.28

	2006
	Third Quarter				Fourth Quarter
	As Previously Reported		As Restated (1)		As Previously Reported		As Restated (1)
Net sales	$195,605		$196,561		$123,811		$124,027
Gross profit	58,455		58,930		26,835		26,797
Selling, general & administrative expense	50,982		51,507		36,702		37,313
Income (loss) from operations	5,945	(4)	5,896	(4)	(19,275	)(5)	(19,923	)(5)
Net income (loss)	2,914	(4)	2,884	(4)	(12,284	)(5)	(12,920	)(5)
Net income (loss) per share:
Basic	$0.14	(4)	$0.13	(4)	$(0.57	)(5)	$(0.60	)(5)
Diluted	0.14	(4)	0.13	(4)	(0.57	)(5)	(0.60	)(5)
Stock trade price:
High	$14.20		$14.20		$17.96		$17.96
Low	11.06		11.06		14.17		14.17

(1)	See Note 2 for further discussion of the restatement.

(2)	Includes a $56.9 million pre-tax charge related to a non-cash goodwill impairment (see Note 3), a $2.7 million pre-tax charge for costs related to an SEC investigation, a $1.3 million pre-tax charge for termination severance payments to our former Chief Executive Officer and a $0.9 million pre-tax charge for impairments of store and computer software assets.

(3)	Includes $3.5 million pre-tax asset impairment charge related to store closures (see Note 5).

(4)	Includes a $1.5 million pre-tax charge related to store closures (see Note 5).

(5)	Includes a $9.4 million pre-tax charge related to store closures and other restructuring activities (see Note 5).

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

West Marine’s management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as amended. Based on this review, management has concluded that our disclosure controls and procedures were not effective as of December 29, 2007, primarily due to the existence of the material weaknesses discussed below.

Description of Material Weaknesses in Internal Control Over Financial Reporting

West Marine’s management is responsible for establishing and maintaining an effective system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As described in Management’s Report on Internal Control over Financial Reporting, contained in Item 8 of this annual report on Form 10-K, as of December 29, 2007, management has concluded that we have not maintained effective internal control over financial reporting primarily because we have identified the following material weaknesses in the design and operation of controls over establishing and maintaining significant accounting estimates:

•

We did not maintain sufficient accounting resources with adequate training in the application of generally accepted accounting principles (“GAAP”) commensurate with our financial reporting requirements and the complexity of our operations and transactions; and

•	Additionally, monitoring and oversight controls over the preparation of significant accounting estimates were not effective.

As a result of these material weaknesses, a material understatement of workers’ compensation liability reserves was not identified and corrected in a timely manner. In addition to the workers’ compensation liability adjustment, several other errors were identified that individually were not material but in the aggregate required adjustments to West Marine’s current and prior-period financial statements. The accounts affected included inventory reserves, vendor allowances, capitalized indirect costs, sales and use tax accruals, sales return reserves, software development costs, software asset impairments, foreign currency translation gains/losses, deferred income taxes and stock-based compensation. The Company also identified certain items incorrectly presented on a net basis in its consolidated statements of cash flows, including changes in merchandise inventories, repayments and borrowings on the Company’s line of credit, and the non-cash portion of fixed assets purchases. The Company also identified errors in its Segment Information disclosure, as required information regarding assets, capital expenditures and depreciation for its reportable segments was incorrectly excluded. Further, the Company identified errors in the presentation of certain accrued expenses in its financial statement footnotes. These adjustments resulted in the restatement of interim and annual financial statements as described in Note 2 to the consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the material weaknesses and other deficiencies identified by management, West Marine is in the process of implementing the following changes in our internal control over financial reporting that are reasonably likely to materially affect our internal control over financial reporting:

•	we are in the process of evaluating and enhancing the finance and accounting organizational structure;

•	we are in the process of enhancing the supervisory procedures that will include additional levels of analysis and review;

•	we are in the process of evaluating additional resource requirements for the accounting department considering our needs for accounting knowledge, experience and training in the application of GAAP;

•

we intend to enhance our processes for ensuring that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training; and

•

we have enhanced our workers’ compensation reserve analysis to include periodic actuarial analysis to assist management in establishing an appropriate reserve for workers’ compensation claims and management also will verify and reconcile reports prepared by claims administrators used to calculate our workers’ compensation liabilities.

Management believes that these efforts are reasonably likely to materially affect our internal control over financial reporting as they are designed to remediate the material weaknesses.

ITEM 9B—OTHER INFORMATION

On April 1, 2008, we received a staff determination notice from the NASDAQ Global Market, stating that our common stock was subject to delisting. The notice was issued in accordance with standard NASDAQ procedures as a result of the delayed filing of our annual report on Form 10-K for the 2007 fiscal year. Timely filing of periodic reports is a requirement for continued listing under NASDAQ Marketplace Rule 4310(c)(14). We have regained compliance with the filing of this Form 10-K for the 2007 fiscal year on April 4, 2008.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for the 2008 annual meeting of stockholders.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1 & 2.	Reports of Independent Registered Public Auditing Firm

Consolidated Balance Sheets as of year-end 2007 and 2006 (Restated)

Consolidated Statements of Operations for years 2007, 2006 (Restated) and 2005 (Restated)

Consolidated Statements of Stockholders’ Equity for years 2007, 2006 (Restated) and 2005 (Restated)

Consolidated Statements of Cash Flows for years 2007, 2006 (Restated) and 2005 (Restated)

Notes to Consolidated Financial Statements

3.	Exhibits:

Exhibit Index

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K for the year ended January 3, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Current Report on Form 8-K, dated March 8, 2007 and filed with the Commission on March 13, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.2	Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.3*	Omnibus Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated May 4, 2006 and filed with the Commission on May 10, 2006).

10.3.1*	Form of Notice of Grant of Stock Options and Option Agreement for Employees, effective as of June 1, 2007 (incorporated by reference to Exhibit 10.1.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.3.2*	Form of Notice of Grant of Stock Options for Non-Employee Directors (incorporated by reference to Exhibit 10.3.2 to West Marine’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.3.3*	Form of Notice of Grant of Stock Options and Option Agreement for Peter Harris (incorporated by reference to Exhibit 10.3.3 to West Marine’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.3.4*	Notice to holders of West Marine, Inc. stock options regarding accelerated vesting (incorporated by reference to Exhibit 10.4 to West Marine, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 29, 2005).

10.4*	Associates Stock Buying Plan, as amended and restated effective March 2002 (incorporated by reference to Exhibit 10.3 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.4.1*	Amendment Number One to the Associates Stock Buying Plan (incorporated by reference to Exhibit 10.2 to West Marine’s Registration Statement on Form S-8 (Registration No. 333-143285)).

10.5	Lease Agreement, dated as of June 15, 1995, by and among John E. Van Valkenburgh, Carl D. Panattoni and West Marine Products, Inc., for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.9 to West Marine’s Annual Report on Form 10-K for the year ended December 30, 1995).

10.5.1	Addendum, dated as of June 3, 1996, to the Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.10.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.5.2	First Amendment, dated as of March 23, 1999, to the Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.10.2 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

Exhibit Number	Exhibit

10.5.3	Second Amendment, dated as of June 11, 2002, to the Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.7 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.5.4	Third Amendment, dated as of April 1, 2003, to the Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.7.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.6	Lease Agreement, dated as of March 11, 1997, between Cabot Industrial Venture A, LLC, as successor to Cabot Industrial Properties, L.P., as successor to W/H No. 31, L.L.C, and West Marine, Inc., for the Rock Hill, South Carolina distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).

10.6.1	First Amendment, dated as of August 11, 1998, to the Lease Agreement for the Rock Hill, South Carolina distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.6.2	Second Amendment, dated as of April 18, 2000, to the Lease Agreement for the Rock Hill, South Carolina distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.2 to West Marine’s Quarterly Report on Form 10-K for the year ended December 29, 2001).

10.6.3	Third Amendment, dated as of July 26, 2004, to the Lease Agreement for the Rock Hill, South Carolina distribution facility (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated October 4, 2004 and filed with the Commission on October 8, 2004).

10.7	Lease Agreement, dated as of June 26, 1997, by and between Watsonville Freeholders and West Marine Products Inc., for the Watsonville, California offices and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.7.1	First Amendment of Lease, dated as of July 27, 2005, to the Lease Agreement for the Watsonville, California offices (incorporated by reference to Exhibit 10.14 to West Marine, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on July 28, 2005).

10.7.2	Second Amendment of Lease, dated as of December 22, 2005, to the Lease Agreement for the Watsonville, California offices (incorporated by reference to Exhibit 10.3 to West Marine, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 29, 2005).

10.8	Lease Agreement, dated as of December 1, 1986, by and between SCP Green Hagerstown, LLC, as successor to Indian Creek Company, L.P., and West Marine Products, Inc., as successor to Boat America Corporation, for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8 to West Marine’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.8.1	Lease Amendment I, dated as of November 25, 1996, to the Lease Agreement for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8.1 to West Marine’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.8.2	Lease Amendment II, dated as of June 25, 1998, to the Lease Agreement for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8.2 to West Marine’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.8.3	Landlord Subordination, dated as of February 25, 2003, to the Lease Agreement for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8.3 to West Marine’s Annual Report on Form 10-K for the year ended January 1, 2005).

Exhibit Number	Exhibit

10.8.4	Third Amendment of Lease, dated as of April 23, 2004, to the Lease Agreement for the Hagerstown, Maryland distribution facility (incorporated by reference to Exhibit 10.8.4 to West Marine’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.9	Loan and Security Agreement, dated as of December 29, 2005, among West Marine Products, Inc., each of the persons identified as borrowers on the signature pages thereof, each of the persons identified as guarantors on the signature pages thereof, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Issuing Lender, and Wells Fargo Retail Finance, LLC, as Agent for the lenders (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 29, 2005 and filed with the Commission on January 4, 2006).

10.9.1	Letter Agreement, dated as of December 13, 2006, by and between Wells Fargo Retail Finance, LLC, as Agent and a Lender, and West Marine Products, Inc. (incorporated by reference to Exhibit 10.9.1 to West Marine’s Annual Report on Form 10-K for the year ended December 30, 2006).

10.10	Marketing Agreement, dated as of January 14, 2003, by and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.10.1	Amendment, dated as of April 7, 2005, to Marketing Agreement, dated as of January 14, 2003, by and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005).

10.11*	Executive Employment Agreement, dated as of December 11, 2006, by and among West Marine, Inc., West Marine Products, Inc. and Thomas Moran (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 11, 2006 and filed with the Commission on December 12, 2006).

10.11.1*	First Amendment to Executive Employment Agreement, dated as of September 27, 2007, by and among West Marine, Inc., West Marine Products, Inc. and Thomas Moran (incorporated by reference to Exhibit 10.2 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).

10.12*	Letter Agreement, dated as of December 10, 2007, by and between West Marine, Inc. and Geoffrey A. Eisenberg (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 10, 2007 and filed with the Commission on December 14, 2007).

10.12.1*	Confidentiality and Non-Solicitation Agreement, dated as of December 14, 2007, by and between West Marine, Inc. and Geoffrey A. Eisenberg (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 10, 2007 and filed with the Commission on December 14, 2007).

10.13*	Letter Agreement, dated as of December 6, 2004, by and between West Marine, Inc. and Peter Harris (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 6, 2004 and filed with the Commission on December 9, 2004).

10.13.1*	Employee Agreement Regarding Confidentiality and Non-Solicitation, dated as of December 6, 2004, by and between West Marine, Inc. and Peter Harris (incorporated by reference to Exhibit 10.2 to West Marine’s Current Report on Form 8-K dated December 6, 2004 and filed with the Commission on December 9, 2004).

Exhibit Number	Exhibit

10.14*	Executive Termination Compensation Agreement, dated as of September 9, 2004, by and between West Marine, Inc. and Bruce Edwards (incorporated by reference to Exhibit 10.15 of West Marine’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.15*	Executive Termination Compensation Agreement, dated as of April 2, 2007, by and between West Marine, Inc. and Peter Van Handel (incorporated by reference to Exhibit 10.1 of West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.16*	Offer Letter, dated as of February 7, 2006, to Ronald Japinga from West Marine, Inc. (incorporated by reference to Exhibit 10.3 of West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.16.1*	Executive Termination Compensation Agreement, dated as of February 13, 2006, by and between West Marine, Inc. and Ronald Japinga. (incorporated by reference to Exhibit 10.4 of West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2008	WEST MARINE, INC.

	By:	/s/ GEOFFREY A. EISENBERG
Geoffrey A. Eisenberg
President and Chief Executive Officer

Power of Attorney

West Marine, Inc. a Delaware corporation, and each person whose signature appears below, constitutes and appoints Geoffrey A. Eisenberg and Thomas R. Moran, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to such annual report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of West Marine, Inc. and in the capacities and on the dates indicated.

Signature Capacity

/s/ GEOFFREY A. EISENBERG
Geoffrey A. Eisenberg
President, Chief Executive Officer and Director (Principal Executive Officer)
April 4, 2008

/s/ THOMAS R. MORAN
Thomas R. Moran
Senior Vice President and Chief Financial Officer (Principal Financial Officer )
April 4, 2008

/s/ PETER VAN HANDEL
Peter Van Handel
Vice President and Chief Accounting Officer (Principal Accounting Officer )
April 4, 2008

/s/ RANDOLPH K. REPASS
Randolph K. Repass
Chairman of the Board and Director
April 4, 2008

/s/ DAVID MCCOMAS
David McComas
Director
April 4, 2008

/s/ ALICE M. RICHTER
Alice M. Richter
Director
April 4, 2008

/s/ PETER ROY
Peter Roy
Director
April 4, 2008

/s/ DANIEL J. SWEENEY
Daniel J. Sweeney
Director
April 4, 2008

/s/ WILLIAM U. WESTERFIELD
William U. Westerfield
Director
April 4, 2008