Form 10-Q
period 2008-03-29
WEST MARINE INC
filed 2008-05-07
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

At May 3, 2008, the number of shares outstanding of the registrant’s common stock was 21,998,970.

EXPLANATORY NOTE

In this report, we have restated our previously issued condensed consolidated financial statements on Form 10-Q for the quarter ended March 31, 2007 to reflect required accounting corrections. The restatement of the prior interim period contained in this report should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 29, 2007, as filed with the Securities and Exchange Commission (“SEC”) on April 4, 2008. Also see Note 2 to our condensed consolidated financial statements in Item 1 of this report for additional information regarding the restatement.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 29, 2008, DECEMBER 29, 2007 AND MARCH 31, 2007

(Unaudited and in thousands, except share data)

	March 29, 2008	December 29, 2007	March 31, 2007
			Restated (Note 2)
ASSETS
Current assets:
Cash	$12,044	$6,126	$10,493
Trade receivables, net	8,113	6,704	7,708
Merchandise inventories	286,899	248,307	279,500
Deferred income taxes	8,046	7,976	9,209
Other current assets	27,784	21,469	30,368

Total current assets	342,886	290,582	337,278
Property and equipment, net	66,778	67,521	68,907
Goodwill	—	—	56,905
Intangibles, net	182	192	220
Other assets	9,692	10,023	4,049

TOTAL ASSETS	$419,538	$368,318	$467,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,559	$35,122	$57,713
Accrued expenses, and other	46,040	47,738	46,255

Total current liabilities	114,599	82,860	103,968
Long-term debt	88,954	52,338	95,553
Deferred rent, and other	8,560	8,608	9,256

Total liabilities	212,113	143,806	208,777

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 21,917,348 shares issued and 21,893,745 shares outstanding at March 29, 2008; 21,917,077 shares issued and 21,893,474 shares outstanding at December 29, 2007; and 21,731,951 shares issued and 21,712,795 shares outstanding at March 31, 2007	22	22	22
Treasury stock	(348)	(348)	(282)
Additional paid-in capital	171,389	170,988	166,200
Accumulated other comprehensive loss	(154)	(327)	(159)
Retained earnings	36,516	54,177	92,801

Total stockholders’ equity	207,425	224,512	258,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$419,538	$368,318	$467,359

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	13 Weeks Ended
	March 29, 2008	March 31, 2007
		Restated (Note 2)
Net sales	$113,263	$125,783
Cost of goods sold	90,778	98,693

Gross profit	22,485	27,090
Selling, general and administrative expense	46,821	44,055
Impairment of long-lived assets	266	—

Loss from operations	(24,602)	(16,965)
Interest expense	846	1,423

Loss before income taxes	(25,448)	(18,388)
Benefit from income taxes	(7,787)	(7,036)

Net loss	$(17,661)	$(11,352)

Net loss per common and common equivalent share – basic and diluted	$(0.81)	$(0.53)
Weighted-average common and common equivalent shares outstanding – basic and diluted	21,894	21,596

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	13 Weeks Ended
	March 29, 2008	March 31, 2007
		Restated (Note 2)
OPERATING ACTIVITIES:
Net loss	$(17,661)	$(11,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,725	5,073
Impairment of long-lived assets	266	—
Share-based compensation	418	336
Tax (expense) benefit from equity issuance	(18)	311
Excess tax benefit from share-based compensation	—	(312)
Benefit from deferred income taxes	31	410
Provision for doubtful accounts	72	16
Lower of cost or market inventory adjustments	876	1,390
Loss on asset disposals	63	17
Changes in assets and liabilities:
Trade receivables	(1,481)	(2,011)
Merchandise inventories	(39,468)	(27,827)
Prepaid expenses and other current assets	(6,315)	(6,670)
Other assets	424	(46)
Accounts payable	33,698	19,304
Accrued expenses	(1,736)	564
Deferred items and other non-current liabilities	(2)	696

Net cash used in operating activities	(26,108)	(20,101)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	194
Purchases of property and equipment	(4,629)	(3,582)

Net cash used in investing activities	(4,629)	(3,388)

FINANCING ACTIVITIES:
Borrowings on line of credit	44,989	40,966
Repayments on line of credit	(8,335)	(14,440)
Proceeds from exercise of stock options	1	921
Excess tax benefit from share-based compensation	—	312

Net cash provided by financing activities	36,655	27,759

NET INCREASE IN CASH	5,918	4,270
CASH AT BEGINNING OF PERIOD	6,126	6,223

CASH AT END OF PERIOD	$12,044	$10,493

Other cash flow information:
Cash paid for interest	$864	$1,224
Cash paid (received) for income taxes	(2,715)	31
Non-cash investing activities
Property and equipment additions in accounts payable	99	59

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended March 29, 2008 and March 31, 2007

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, “the Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at March 29, 2008 and March 31, 2007, and the interim results of operations and cash flows for the 13-week periods then ended have been included.

The condensed consolidated balance sheet at December 29, 2007, presented herein, has been derived from the audited consolidated financial statements of the Company for the year then ended that was included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007 (the 2007 Form 10-K). These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended December 29, 2007, that were included in the 2007 Form 10-K.

Accounting policies followed by the Company are described in Note 1 to its audited consolidated financial statements for the year ended December 29, 2007. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended March 29, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 3, 2009. Historically, the Company’s consolidated sales and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in sales and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of our retail markets.

The Company’s fiscal year consists of 52 or 53 weeks, usually ending on the last Saturday of December in each year. The 2008 fiscal year consists of 53 weeks ending on January 3, 2009 and the 2007 fiscal year consists of 52 weeks ending on December 29, 2007. All quarters of both fiscal years 2008 and 2007 consist of 13 weeks, except the fourth quarter of 2008, which consists of 14 weeks. All references to years relate to fiscal years rather than calendar years.

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” for financial assets and liabilities on the first day of fiscal 2008. The Company has elected to adopt SFAS No. 157 for fair value measurement of non-financial assets and liabilities which are non-recurring (example, store asset impairment) at the beginning of fiscal 2009, as allowed by Financial Accounting Standards Board Statement of Position (FSP) No. 157-2. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company’s cash is its primary financial asset and borrowings under a credit facility, which has a variable interest rate, is its primary financial liability. The Company’s financial instruments’ carrying values approximate fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions. Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any. Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and is dependent upon the volatility of these rates.

Also effective December 30, 2007, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Election of the fair value option is irrevocable and is applied on a contract-by-contract basis. The Company has elected not to apply the fair value option to its eligible financial assets and liabilities, and accordingly, the adoption of SFAS No. 159 had no financial statement impact.

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates for the Company:

First Quarter of 2008

As discussed above, the Company adopted SFAS No. 157 and SFAS No. 159 during the first fiscal quarter of 2008.

In December, 2007, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (SAB 110), “Certain Assumptions Used in Valuation Methods – Expected Term,” which amended SAB 107 to allow for the continued use of the simplified method to estimate the expected term in valuing stock options beyond December 31, 2007. The simplified method can only be applied to certain types of stock options for which sufficient exercise history is not available. The Company adopted SAB 110 on December 30, 2007 and will continue to use the simplified method until sufficient exercise history is available.

First Quarter of 2009

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of Accounting Research Bulletin No. 51’s, “Consolidated Financial Statements” consolidation procedures for consistency with the requirements of SFAS No. 141(R), “Business Combinations, Revised.” This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). We do not currently anticipate any business combinations and, therefore, we do not anticipate that the statement will have a significant impact on our financial position, results of operations or cash flows.

NOTE 2: RESTATEMENT OF PRIOR PERIODS

As discussed in the 2007 Form 10-K and subsequent to the issuance of Form 10-Q for the quarterly period ended March 31, 2007, management determined that reserves for estimated workers’ compensation claims were understated due to an error. This prompted the Company to review other reserves and accounts involving management estimates. As a result of this review, in addition to the workers’ compensation liability adjustment, the Company identified several other errors that individually were not material but, in the aggregate, required correction in the Company’s previously issued 2007 quarterly and prior-period annual financial statements relating to, among other things, inventory reserves, vendor allowances, capitalized indirect costs, sales and use tax accruals, sales return reserves, software development costs, software asset impairments, foreign currency translation gains/losses, deferred income taxes and share-based compensation. The Company also identified certain items incorrectly presented on a net basis in its statement of cash flows, including changes in merchandise inventories, repayments and borrowings on the Company’s credit facility, and the non-cash portion of fixed asset purchases. The Company also identified errors in its segment disclosure, as required information regarding assets, capital expenditures and depreciation for its reportable segments was incorrectly excluded. As a result, upon the recommendation of management, the Board of Directors authorized the restatement of, among other things, the first three fiscal quarters of 2007, including the interim period ended March 31, 2007 in this Form 10-Q.

The effect of the restatement on the condensed consolidated balance sheet as of March 31, 2007 and the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the thirteen weeks ended March 31, 2007 is as follows:

Condensed Consolidated Balance Sheet Data

(in thousands)

	March 31, 2007
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Merchandise inventories	$279,969	$(469)	$279,500
Deferred income taxes	7,454	1,755	9,209
Other current items	29,576	792	30,368
Total current assets	335,200	2,078	337,278
Property and equipment, net	69,486	(579)	68,907
Other non-current assets	3,696	353	4,049
Total assets	465,507	1,852	467,359
Liabilities
Accounts payable	57,200	513	57,713
Accrued expenses	42,357	3,898	46,255
Total current liabilities	99,557	4,411	103,968
Deferred items	7,892	1,364	9,256
Total liabilities	203,002	5,775	208,777
Stockholders’ Equity
Accumulated other comprehensive loss	(358)	199	(159)
Retained earnings	96,923	(4,122)	92,801
Total stockholders’ equity	262,505	(3,923)	258,582
Total liabilities and stockholders’ equity	465,507	1,852	467,359

Condensed Consolidated Statement of Operations Data

(in thousands, except per share data)

	For the 13 Weeks Ended March 31, 2007
	As Previously Reported	Restatement Adjustments	As Restated
Net sales	$126,052	$(269)	$125,783
Cost of goods sold	99,232	(539)	98,693
Gross profit	26,820	270	27,090
Selling, general and administrative expense	43,836	219	44,055
Loss from operations	(17,016)	51	(16,965)
Loss before income taxes	(18,439)	51	(18,388)
Benefit from income taxes	(7,194)	158	(7,036)
Net loss	(11,245)	(107)	(11,352)
Net loss per common share—basic and diluted	$(0.52)	$(0.01)	$(0.53)

Condensed Consolidated Statements of Cash Flows Data

(in thousands)

	For the 13 Weeks Ended March 31, 2007
	As Previously Reported	Restatement Adjustments	As Restated
Operating Activities
Net loss	$(11,245)	$(107)	$(11,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,983	90	5,073
Lower of cost or market inventory adjustments	—	1,390	1,390
Benefit for deferred income taxes	252	158	410
Changes in assets and liabilities:
Merchandise inventories	(25,952)	(1,875)	(27,827)
Prepaid expenses and other current assets	(6,782)	112	(6,670)
Other assets	37	(83)	(46)
Accrued expenses	533	31	564
Deferred items	712	(16)	696
Net cash used in operating activities	(19,801)	(300)	(20,101)
Investing Activities
Purchases of property and equipment	(3,882)	300	(3,582)
Net cash used in investing activities	(3,688)	300	(3,388)
Financing Activities
Borrowings on line of credit	26,526	14,440	40,966
Repayment on line of credit	—	(14,440)	(14,440)

NOTE 3: INCOME TAXES

West Marine calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income (loss) for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision (benefit) for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

The Company’s income tax benefit and effective tax rate was $7.8 million and 30.6%, respectively, for the thirteen weeks ended March 29, 2008, and $7.0 million and 38.3%, respectively, for the thirteen weeks ended March 31, 2007. The change in the effective tax rate is primarily due to differences year-over-year in the Company’s annual estimated pre-tax income and the relative impact of permanent differences on pre-tax income. When the Company’s annual estimated income tax rate changes, the year-to-date effect of the change is recorded in the current period, which can cause fluctuations in effective tax rates in interim periods.

NOTE 4: SHARE-BASED COMPENSATION

For purposes of calculating the share-based compensation under SFAS 123(R), the Company estimates the fair value of stock options under the Omnibus Equity Incentive Plan (the Incentive Plan) and shares issued under the Associates Stock Buying Plan (the Buying Plan), using a Black-Scholes option-pricing model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive stock options.

Share-based compensation expense, net of estimated forfeitures, that has been included in the statement of operations for all share-based compensation arrangements was as follows:

(in millions, except per share amounts)	Thirteen weeks Ended March 29, 2008	Thirteen weeks Ended March 31, 2007
Selling, general and administrative expense	$0.3	$0.2
Cost of goods sold	0.1	0.1

Share-based compensation expense	$0.4	$0.3

Stock Options: The Incentive Plan provides for the granting of stock options to certain eligible associates employed at the time of the grant, and such grants to employees represent non-qualified stock options. The exercise price of an option is established at the fair market value of a share of the Company common stock on the date of grant. Options awarded under the Incentive Plan generally vest over three years (options awarded under the Incentive Plan in 2006 generally vest over four years) and expire five years following the grant date. As of March 29, 2008, there was $3.7 million of unrecognized share-based compensation expense for stock options, net of expected forfeitures, with a weighted-average future expense recognition period of approximately 2.4 years.

The following table summarizes the activity for stock options for the thirteen weeks ended March 29, 2008:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 30, 2007 (beginning of fiscal year)	2,914,874	$17.96	4.2
Granted	400,000	6.46	4.8
Exercised	(271)	5.07
Forfeited	(24,064)	14.81
Expired	(156,909)	20.49
Outstanding at March 29, 2008	3,133,630	$16.37	4.5

Vested as of March 29, 2008	2,031,645	$18.85	4.7

Restricted Share Awards: The Incentive Plan also provides for awards of shares to eligible associates and directors that are subject to restrictions on transfer for a period of time (commonly referred to as “restricted shares”). Compensation expense for restricted share awards was $0.1 million for each of the 13 weeks ended March 29, 2008 and March 31, 2007.

Associate Stock Buying Plan: The Company also has a Buying Plan under which all eligible associates may elect to participate on the grant dates twice each year. Associates who own 5% or more of Company stock are prohibited from participating in the Buying Plan; however, all other associates may participate.

NOTE 5: SEGMENT INFORMATION

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

In addition to the Company’s ten stores located in Canada, sales are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct Sales segment, we promote and sell product internationally through both our catalogs and e-commerce websites. We operate primarily in the United States with foreign sales representing less than 5% of our total net sales during the 13 weeks ended March 29, 2008 and March 31, 2007, and foreign long-lived assets totaled less than 2% of Company long-lived assets at each of these dates.

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

Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended
	March 29, 2008	March 31, 2007
Net sales:
Stores	$97,097	$106,590
Port Supply	9,072	10,413
Direct Sales	7,094	8,780

Consolidated net sales	$113,263	$125,783

Contribution:
Stores	$(6,640)	$(1,845)
Port Supply	(653)	542
Direct Sales	1,055	925

Consolidated contribution	$(6,238)	$(378)

Reconciliation of consolidated contribution to net loss:
Consolidated contribution	$(6,238)	$(378)
Less:
Indirect costs of goods sold not included in consolidated contribution	(6,159)	(6,780)
General and administrative expense	(12,205)	(9,807)
Interest expense	(846)	(1,423)
Benefit from income taxes	7,787	7,036

Net loss	$(17,661)	$(11,352)

	March 29, 2008	March 31, 2007
Assets:
Stores	$40,293	$100,477	(1)
Port Supply	8,191	8,278
Direct Sales	2,772	3,643
Unallocated	368,282	354,961

Total assets	$419,538	$467,359

Capital expenditures:
Stores	$2,032	$2,242
Port Supply	167	45
Direct Sales	121	480
Unallocated	2,309	815

Total capital expenditures	$4,629	$3,582

Depreciation:
Stores	$2,840	$3,074
Port Supply	89	129
Direct Sales	133	265
Unallocated	1,612	1,556

Total depreciation	$4,674	$5,024

(1)	Includes $56.9 million of goodwill written off in the fourth quarter of 2007.

NOTE 6: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments for all periods presented, and did not differ significantly from the reported net loss.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of March 29, 2008 and March 31, 2007, and the related condensed consolidated statements of operations and cash flows for the 13-week periods then ended. These interim financial statements are the responsibility of West Marine’s management.

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

As discussed in Note 2, the accompanying condensed consolidated financial statements as of and for the 13-week period ended March 31, 2007 have been restated.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Marine, Inc. and subsidiaries as of December 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2008, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs relating to a restatement and the adoption of new accounting standards. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

May 7, 2008

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2007. All references to the first quarter of 2008 mean the 13-week period ended March 29, 2008, and all references to the first quarter of 2007 mean the 13-week period ended March 31, 2007. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview

West Marine is one of the largest boating supplies retailers in the world. We have three reportable segments — Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) – all of which sell aftermarket recreational boating supplies directly to customers. At the end of the first quarter of 2008, we offered our products through 370 stores in 38 states, Puerto Rico and Canada; on the Internet (www.westmarine.com and www.boatus-store.com); and through catalogs. We are also engaged, through our Port Supply division, in our stores and on the Internet (www.portsupply.com), in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831)728-2700.

The following discussion gives effect to the restatement as discussed in Note 2 to the accompanying condensed consolidated financial statements.

Restatement

As discussed in our Annual Report on Form 10-K for the year ended December 29, 2007, we have restated our consolidated financial statements for the fiscal years ended December 31, 2005 and December 30, 2006, all quarters for fiscal year 2006 and the first three quarters of fiscal year 2007. Please see Note 2 to our condensed consolidated financial statements for the unaudited restated interim period financial statement line item data for the quarter ended March 31, 2007. The determination to restate was made on management’s recommendation following the identification of errors related to (i) the reserves for estimated workers’ compensation claims which were understated; (ii) several other errors that individually were not material but, in the aggregate, required correction relating to, among other things, inventory reserves, vendor allowances, capitalized indirect costs, sales and use tax accruals, sales return reserves, software development costs, software asset impairments, foreign currency translation gains/losses, deferred income taxes and share-based compensation; (iii) certain items that were incorrectly presented on a net basis in our consolidated statements of cash flows, including changes in merchandise inventories, repayments and borrowings on our line of credit, and the non-cash portion of fixed assets purchases; (iv) our segment information disclosure, as required information regarding assets, capital expenditures and depreciation for our reportable segments was incorrectly excluded. As a result, our financial statements for those periods have been restated.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements in Item 1 of this report.

Critical Accounting Policies and Estimates

Our unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations including allowances, reserves and capitalization of indirect costs, vendor allowances receivable, costs associated with exit activities (store closures), impairment of long-lived assets, uncertain tax positions, deferred tax assets and applicable valuation allowance, liabilities for self-insurance and share-based compensation. Goodwill is no longer included as a critical accounting policy item due to the total impairment of the balance at December 29, 2007. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K. This discussion and analysis should be read in conjunction with such discussion and with our consolidated financial statements and related notes, and in conjunction with the Overview, Results of Operations, and similar discussions included elsewhere in this report.

Results of Operations

The following table sets forth certain statement of operations components expressed as a percent of net sales:

	13 Weeks Ended
	March 29, 2008	March 31, 2007
Net sales	100.0%	100.0%
Cost of goods sold	80.1	78.5

Gross profit	19.9	21.5
Selling, general and administrative expense	41.4	35.0
Impairment of store assets	0.2	—

Loss from operations	(21.7)	(13.5)
Interest expense	0.8	1.1

Loss before income taxes	(22.5)	(14.6)
Benefit from income taxes	(6.9)	(5.6)

Net loss	(15.6)%	(9.0)%

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007

Net sales for the first quarter of 2008 were $113.3 million, a decrease of $12.5 million, or 10.0%, compared to net sales of $125.8 million in the first quarter of 2007, primarily due to a $9.4 million decrease in comparable store sales. Net loss for the first quarter of 2008 was $17.7 million, or $0.81 per share, compared to net loss of $11.4 million, or $0.53 per share, in the first quarter of 2007.

Net sales attributable to our Stores division decreased $9.5 million to $97.1 million in the first quarter of 2008, an 8.9% decrease compared to the first quarter of 2007, primarily due to a $9.4 million decrease in comparable store sales. Comparable store sales decreased 9.4% in the first quarter of 2008, compared to a comparable store sales decrease of 2.1% in the first quarter last year. We had 370 stores opened at the end of the first quarter of 2008 compared to 379 stores at the end of the first quarter of 2007. Wholesale (Port Supply) net sales through our distribution centers decreased $1.3 million, or 12.9%, to $9.1 million in the first quarter of 2008 compared with 2007, primarily due to increased sales to Port Supply customers through our store locations, which are included in Stores sales. Net sales of our Direct Sales division decreased $1.7 million, or 19.2%, to $7.1 million in the first quarter of 2008 compared to 2007, primarily due to two factors: fewer planned catalog mailings in 2007 that had an impact on first quarter 2008 direct sales, and less promotional offers in the first quarter in the direct channel.

Gross profit decreased by $4.6 million, or 17.0%, to $22.5 million in the first quarter of 2008, compared to $27.1 million for the same period last year. Gross profit decreased as a percentage of net sales to 19.9% in the first quarter of 2008, a 160 basis point decrease compared to 21.5% for the same period last year. Gross profit as a percentage of sales decreased primarily due to occupancy expense. Occupancy is our largest fixed expense and its impact on gross margin is largely driven by sales results, and the fixed nature of the expense de-leveraged gross margin by 195 basis points due to the year-over-year decline in sales.

Selling, general and administrative expenses increased $2.8 million, or 6.3%, to $46.8 million in the first quarter of 2008, compared to $44.1 million for the same period last year, and increased as a percentage of sales to 41.4% in the first quarter of 2008, compared to 35.0% for the same period last year, primarily due to expenses of $1.6 million associated with the ongoing SEC investigation and $0.5 million expense related to West Marine University held in February 2008, which is a sales and product knowledge conference held every other year and attended by key sales personnel from the three segments.

Impairment of store assets increased $0.3 million in the first quarter of 2008, compared to no impairment for the same period last year. Four store locations were newly impaired in the current period.

Interest expense decreased $0.6 million, or 40.5%, to $0.8 million in the first quarter of 2008, compared to $1.4 million for the same period last year. The decrease in interest expense primarily was due to lower average outstanding bank borrowings and lower interest rates in the first quarter of 2008, compared to the same period last year.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax benefit rate for the first quarter of 2008 was approximately 30.6%, compared with approximately 38.3% for the same period last year. The change in our effective tax rate was largely due to increases in state valuation allowances in the first quarter of 2008 and increased recognition of state enterprise zone tax credits in the first quarter of 2007.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures for new and remodeled stores. We believe our existing credit facility and cash flow from operations will be sufficient to satisfy our liquidity needs over the next 12 months.

Operating Activities

During the first three months of 2008, net cash used by operating activities was $26.1 million, primarily due to an increase in merchandise inventories of $39.5 million. Inventory value increased by 2.6% and inventory per square foot increased by 3.4% at the end of the first quarter of 2008, compared to the same period last year, primarily due to our strategic initiative of market optimization by providing larger stores with a broader assortment of product offerings.

Investing Activity

We spent $4.6 million on capital expenditures during the first three months of 2008, a $1.0 million increase from $3.6 million spent during the same period in the prior year, primarily due to investment in building and production improvements at our distribution centers. We expect to spend between $15.0 million and $18.0 million on capital expenditures during 2008, mainly for store development activities, including new stores, remodels and expansions, and information technology. We have opened three stores and expect to open up to four additional stores during fiscal year 2008. We intend to fund our expansion through cash generated from operations and bank borrowings.

Financing Arrangements

Net cash provided by financing activities was $36.7 million for the first three months of 2008, representing net borrowings under our credit facility, primarily to build inventories in anticipation of the start of boating season. We received a de minimis amount from the exercise of vested stock options granted under our Omnibus Equity Incentive Plan during the first three months of 2008, compared to $0.9 million received for the same period last year.

We have a $225.0 million credit agreement with a group of lenders that expires in December 2010. Borrowing availability is based on a percentage of our inventory and accounts receivable. At our option, subject to certain conditions and restrictions, the agreement provides up to $25.0 million in additional financing during the term. The credit facility is guaranteed by West Marine and its subsidiaries and is secured by a security interest in all of the accounts receivable and inventory of West Marine and its subsidiaries, certain other assets related thereto, and all proceeds thereof. The credit facility includes a $50.0 million sub-facility available for the issuance of commercial and stand-by letters of credit and a sub-limit of up to $20.0 million for same-day advances.

At our election, borrowings under the loan facility will bear interest at one of the following rates: the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California; or the interest rate per annum at which deposits in U.S. dollars are offered by reference lenders to prime banks in designated markets located outside the U.S. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement.

The applicable margin for any date will depend upon the amount of available credit under the revolving loan facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the first quarter of 2008, the weighted average interest rate on all of our outstanding borrowings was 4.8%.

The loan agreement contains customary covenants, including but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. As of March 29, 2008, we were in compliance with our bank covenants. Additionally, minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained.

At March 29, 2008, borrowings under this credit facility were $89.0 million, bearing interest at rates ranging from 3.5% to 7.0%, and $113.3 million was available to be borrowed. At March 31, 2007, borrowings under this credit facility were $95.5 million, bearing interest at rates ranging from 6.4% to 8.3%. At March 29, 2008, we had $5.5 million of outstanding stand-by letters of credit and $0.3 million of outstanding commercial letters of credit, compared to $5.5 million outstanding stand-by letters of credit and $0.1 million of outstanding commercial letters of credit at the end of the first quarter last year.

Off-Balance Sheet Arrangements

Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2 – Properties and Note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2007.

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Seasonality

Historically, the Company’s consolidated sales and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. In 2007, 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our retail markets.

Business Trends

Our research indicates that the U.S. boating industry currently is experiencing a down cycle, as evidenced by lower new and used boat sales and declining boat registrations in key states. In 2008, we plan to respond to this challenging industry climate by:

•	controlling our operating expenses and increasing specialized and localized product assortments in our stores;

•	opening and closing a small number of stores and remodel, expand or significantly re-merchandise up to 35 stores;

•	further expanding our Port Supply sales, primarily by focusing on certain geographic areas where we perceive growth opportunities; and

•	continuing to invest in our e-commerce site in order to ensure customers are provided with better than expected customer service.

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the “safe harbor” provisions of the Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance and similar projections, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

West Marine’s operations could be adversely affected if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in West Marine’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, and those risks which may be described from time to time in West Marine’s other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

Based on our operating results for the year ended December 29, 2007, a 66 basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pretax income and cash flows by approximately $0.4 million over the next year, and would have an immaterial effect on the fair value of our fixed-rate financial instruments (see Note 7 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2007).

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

West Marine’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of March 29, 2008, due to the existence of the following material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

•

We did not maintain sufficient accounting resources with adequate training in the application of generally accepted accounting principles (“GAAP”) commensurate with our financial reporting requirements and the complexity of our operations and transactions; and

•	Additionally, monitoring and oversight controls over the preparation of significant accounting estimates were not effective.

Despite the existence of these material weaknesses, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

The following changes in our internal control over financial reporting have occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•

We have enhanced our workers’ compensation reserve analysis by considering a number of factors, including historical claims experience, severity factors and accruing liabilities on an actuarial basis which represent estimates of future amounts necessary to pay claims and related expenses with respect to covered events that have occurred. Also, we established verification and reconciliation procedures in the review of reports prepared by claims administrators used to calculate our workers’ compensation liabilities.

•

We have engaged additional professional accounting resources on a consulting basis to assist with the review of accounting policies and procedures and financial reporting with knowledge, experience and training in the application of GAAP.

We have also initiated the following corrective actions, which management believes are reasonably likely to materially affect our controls and procedures as they are designed to remediate the material weaknesses as described above:

•	We are in the process of enhancing our internal finance and accounting organizational structure, to include hiring additional resources.

•	We are in the process of enhancing the supervisory procedures that will include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•

We are strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position.

ITEM 1A – RISK FACTORS

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 29, 2007, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 29, 2007 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report of Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Current Report of Form 10-K filed March 13, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No.33-69604)).

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2008	WEST MARINE, INC.

	By:	/s/ Geoffrey A. Eisenberg
Geoffrey A. Eisenberg
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer