Form 10-Q
period 2008-06-28
WEST MARINE INC
filed 2008-08-04
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

At August 1, 2008, the number of shares outstanding of the registrant’s common stock was 22,019,655.

EXPLANATORY NOTE

In this report, we have restated our previously issued condensed consolidated financial statements on Form 10-Q for the 13-week and 26-week periods ended June 30, 2007 to reflect required accounting corrections. The restatement of the prior interim periods contained in this report should be read in conjunction with our annual report on Form 10-K for the year ended December 29, 2007, as filed with the Securities and Exchange Commission (“SEC”) on April 4, 2008. Also see Note 2 to our condensed consolidated financial statements in Item 1 of this report for additional information regarding the restatement.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 28, 2008, DECEMBER 29, 2007 AND JUNE 30, 2007

(Unaudited and in thousands, except share data)

	June 28, 2008	December 29, 2007	June 30, 2007
			Restated (Note 2)
ASSETS
Current assets:
Cash	$12,422	$6,126	$13,754
Trade receivables, net	9,876	6,704	9,752
Merchandise inventories	277,063	248,307	280,596
Deferred income taxes	—	7,976	9,270
Other current assets	22,170	21,469	26,964

Total current assets	321,531	290,582	340,336
Property and equipment, net	64,539	67,521	70,828
Goodwill	—	—	56,905
Intangibles, net	173	192	211
Other assets	3,243	10,023	3,794

TOTAL ASSETS	$389,486	$368,318	$472,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,569	$35,122	$72,043
Accrued expenses and other	51,815	47,738	55,748

Total current liabilities	117,384	82,860	127,791
Long-term debt	51,000	52,338	53,889
Deferred rent, and other	8,328	8,608	9,048

Total liabilities	176,712	143,806	190,728

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 22,049,113 shares issued and 22,021,541 shares outstanding at June 28, 2008; 21,917,077 shares issued and 21,893,474 shares outstanding at December 29, 2007; and 21,796,837 shares issued and 21,773,234 shares outstanding at June 30, 2007	22	22	22
Treasury stock	(366)	(348)	(348)
Additional paid-in capital	172,427	170,988	168,347
Accumulated other comprehensive loss	(266)	(327)	(279)
Retained earnings	40,957	54,177	113,604

Total stockholders’ equity	212,774	224,512	281,346

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$389,486	$368,318	$472,074

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
		Restated (Note 2)		Restated (Note 2)
Net sales	$226,681	$247,091	$339,944	$372,874
Cost of goods sold	148,270	161,185	239,048	259,878

Gross profit	78,411	85,906	100,896	112,996
Selling, general and administrative expense	48,926	51,185	95,747	95,240
Impairment of store assets	1,897	—	2,163	—

Income from operations	27,588	34,721	2,986	17,756
Interest expense	762	1,273	1,608	2,696

Income before income taxes	26,826	33,448	1,378	15,060
Income taxes	22,385	12,646	14,598	5,610

Net income (loss)	$4,441	$20,802	$(13,220)	$9,450

Net income (loss) per share:
Basic	$0.20	$0.96	$(0.60)	$0.44
Diluted	$0.20	$0.95	$(0.60)	$0.43
Weighted average common and common equivalent shares outstanding:
Basic	21,972	21,754	21,933	21,677
Diluted	21,985	21,923	21,933	21,982

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	26 Weeks Ended
	June 28, 2008	June 30, 2007
		Restated (Note 2)
OPERATING ACTIVITIES:
Net income (loss)	$(13,220)	$9,450
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,460	9,782
Impairment of store assets	2,163	—
Impairment of long-lived assets	54	300
Share-based compensation	1,083	757
Tax (expense) benefit from equity issuance	(89)	321
Excess tax benefit from share-based compensation	—	(328)
Provision for deferred income taxes	14,568	729
Provision for doubtful accounts	215	91
Lower of cost or market inventory adjustments	1,662	2,521
Loss on asset disposals	119	211
Changes in assets and liabilities:
Trade receivables	(3,387)	(4,130)
Merchandise inventories	(30,418)	(30,054)
Other current assets	(701)	(3,255)
Other assets	213	(503)
Accounts payable	30,372	33,329
Accrued expenses and other	4,039	10,055
Deferred items and other non-current liabilities	153	488

Net cash provided by operating activities	16,286	29,764

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	21	202
Purchases of property and equipment	(9,138)	(10,196)

Net cash used in investing activities	(9,117)	(9,994)

FINANCING ACTIVITIES:
Borrowings on line of credit	51,303	49,697
Repayments on line of credit	(52,603)	(64,835)
Proceeds from exercise of stock options	1	2,075
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	444	562
Excess tax benefit from share-based compensation	—	328
Treasury shares acquired	(18)	(66)

Net cash used in financing activities	(873)	(12,239)

NET INCREASE IN CASH	6,296	7,531
CASH AT BEGINNING OF PERIOD	6,126	6,223

CASH AT END OF PERIOD	$12,422	$13,754

Other cash flow information:
Cash paid for interest	$1,740	$3,178
Cash paid (received) for income taxes	(2,462)	48
Non-cash investing activities
Property and equipment additions in accounts payable	435	363

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Twenty-six Weeks Ended June 28, 2008 and June 30, 2007

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items, except as discussed in Notes 3 and 5 below) necessary to fairly present the financial position at June 28, 2008 and June 30, 2007, and the interim results of operations for the 13-week and 26-week periods and cash flows for the 26-week periods then ended, have been included.

The condensed consolidated balance sheet at December 29, 2007 presented herein has been derived from the audited consolidated financial statements of the Company for the year then ended that was included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007 (the “2007 Form 10-K”). These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended December 29, 2007, that were included in the 2007 Form 10-K.

Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended December 29, 2007. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 26-week periods ended June 28, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 3, 2009. Historically, the Company’s consolidated sales and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in sales and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of our retail markets.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31st. The 2008 fiscal year consists of 53 weeks ending on January 3, 2009 and the 2007 fiscal year consists of 52 weeks ending on December 29, 2007. All quarters of both fiscal years 2008 and 2007 consist of 13 weeks, except the fourth quarter of 2008, which will consist of 14 weeks. All references to years relate to fiscal years rather than calendar years.

Fair Value of Financial Instruments

On the first day of fiscal 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” for financial assets and liabilities. The Company has elected to adopt SFAS No. 157 for fair value measurement of non-financial assets and liabilities which are non-recurring (example, store asset impairment) at the beginning of fiscal 2009, as allowed by Financial Accounting Standards Board (“FASB”) Statement of Position No. 157-2. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). The Company’s cash is its primary financial asset and borrowings under a credit facility, which has a variable interest rate, is its primary financial liability. The Company’s financial instruments’ carrying values approximate fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions. Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any. Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and is dependent upon the volatility of these rates.

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

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Certain Assumptions Used in Valuation Methods – Expected Term,” which amended SAB 107 to allow for the continued use of the simplified method to estimate the expected term in valuing stock options beyond December 31, 2007. The simplified method can only be applied to certain types of stock options for which sufficient exercise history is not available. The Company adopted SAB 110 on December 30, 2007 and will continue to use the simplified method until sufficient exercise history is available.

First Quarter of 2009

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). The Company does not currently anticipate any business combinations and, therefore, management does not anticipate that the statement will have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s, “Consolidated Financial Statements” consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the reporting of its financial position, results of operations or cash flows.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life on Intangible Assets.” This FSP is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets.” The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the reporting of the Company’s financial position, results of operations or cash flows.

NOTE 2: RESTATEMENT OF PRIOR PERIODS

As discussed in the 2007 Form 10-K and subsequent to the issuance of Form 10-Q for the quarterly period ended June 30, 2007, management determined that reserves for estimated workers’ compensation claims were understated due to an error. This prompted the Company to review other reserves and accounts involving management estimates. As a result of this review, in addition to the workers’ compensation liability adjustment, the Company identified several other errors that individually were not material but, in the aggregate, required correction in the Company’s previously issued 2007 quarterly and prior-period annual financial statements relating to, among other things, inventory reserves, vendor allowances, capitalized indirect costs, sales and use tax accruals, sales return reserves, software development costs, software asset impairments, foreign currency translation gains/losses, deferred income taxes and share-based compensation. The Company also identified certain items incorrectly presented on a net basis in its statement of cash flows, including changes in merchandise inventories, repayments and borrowings on the Company’s credit facility, and the non-cash portion of fixed asset purchases. The Company also identified errors in its segment disclosure, as required information regarding assets, capital expenditures and depreciation for its reportable segments was incorrectly excluded. As a result, upon the recommendation of management, the Board of Directors authorized the restatement of, among other things, the first three fiscal quarters of 2007, including the interim periods ended June 30, 2007 that are being restated in this Form 10-Q.

The effect of the restatement on the condensed consolidated balance sheet as of June 30, 2007 and the condensed consolidated statements of operations for the thirteen weeks and twenty-six weeks ended June 30, 2007 and condensed consolidated statement of cash flows for the twenty-six weeks ended June 30, 2007 is as follows:

Condensed Consolidated Balance Sheet Data

(in thousands)

	June 30, 2007
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Merchandise inventories	$280,994	$(398)	$280,596
Deferred income taxes	7,504	1,766	9,270
Other current items	26,148	816	26,964
Total current assets	338,152	2,184	340,336
Property and equipment, net	71,338	(510)	70,828
Other non-current assets	3,731	63	3,794
Total assets	470,337	1,737	472,074
Liabilities
Accounts payable	71,531	512	72,043
Accrued expenses and other	51,867	3,881	55,748
Total current liabilities	123,398	4,393	127,791
Deferred items	7,841	1,207	9,048
Total liabilities	185,128	5,600	190,728
Stockholders’ Equity
Accumulated other comprehensive income (loss)	135	(414)	(279)
Retained earnings	117,053	(3,449)	113,604
Total stockholders’ equity	285,209	(3,863)	281,346
Total liabilities and stockholders’ equity	470,337	1,737	472,074

Condensed Consolidated Statement of Operations Data

(in thousands, except per share data)

	13 Weeks Ended June 30, 2007			26 Weeks Ended June 30, 2007
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net sales	$247,770	$(679)	$247,091	$373,822	$(948)	$372,874
Cost of goods sold	161,692	(507)	161,185	260,924	(1,046)	259,878
Gross profit	86,078	(172)	85,906	112,898	98	112,996
Selling, general and administrative expense	52,237	(1,052)	51,185	96,073	(833)	95,240
Income from operations	33,841	880	34,721	16,825	931	17,756
Income before income taxes	32,568	880	33,448	14,129	931	15,060
Income taxes	12,439	207	12,646	5,245	365	5,610
Net income	20,129	673	20,802	8,884	566	9,450
Net income per share—basic	$0.93	$0.03	$0.96	$0.41	$0.03	$0.44
Net income per share—diluted	$0.92	$0.03	$0.95	$0.40	$0.03	$0.43

Condensed Consolidated Statements of Cash Flows Data

(in thousands)

	For the 26 Weeks Ended June 30, 2007
	As Previously Reported	Restatement Adjustments	As Restated
Operating Activities
Net income	$8,884	$566	$9,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,837	(55)	9,782
Impairment of long-lived assets	—	300	300
Lower of cost or market inventory adjustments	—	2,521	2,521
Provision for deferred income taxes	364	365	729
Loss on asset disposals	104	107	211
Changes in assets and liabilities:
Merchandise inventories	(26,977)	(3,077)	(30,054)
Prepaid expenses and other current assets	(3,353)	98	(3,255)
Other assets	302	(805)	(503)
Accounts payable	33,330	(1)	33,329
Accrued expenses and other	10,043	12	10,055
Deferred items	519	(31)	488
Net cash provided by operating activities	29,764	—	29,764
Financing Activities
Borrowings on line of credit	(15,138)	64,835	49,697
Repayment on line of credit	—	(64,835)	(64,835)

NOTE 3: INCOME TAXES

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its year-to-date ordinary earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

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

The Company’s income tax expense and effective tax rate were $14.6 million and 1,059.4%, respectively, for the twenty six weeks ended June 28, 2008, and $5.6 million and 37.3%, respectively, for the twenty six weeks ended June 30, 2007. In the second quarter of 2008, the Company recorded a non-cash charge of $14.6 million to provide a full valuation allowance against our net deferred tax assets.

Each quarter, management is required to evaluate changes in assumptions about valuation allowances. As disclosed in the 2007 Form 10-K, at the end of 2007, management determined that there should be a valuation allowance established on certain state and foreign tax assets which totaled $4.2 million and which brought the total valuation allowance against the Company’s net deferred tax assets to $7.6 million. However, at the 2007 year end and for the first quarter of 2008, the Company’s forecasted earnings and the history of its ability to fully utilize the remaining deferred tax assets precluded recording a full valuation allowance. Management believes that a full valuation allowance is required as of June 28, 2008 due to events and developments that occurred during the second quarter of 2008 as a result of a significant decline in the Company’s 2008 annual forecasted income as compared to prior projections. This decline in pre-tax income is due to lower than expected sales volume and is consistent with unfavorable macro economic conditions.

In conducting the Company’s second quarter 2008 analysis, management used a consistent approach which considered the Company’s history of pre-tax losses for the past three years, as well as the Company’s forecasted income in the near term as it related to the Company’s ability to use its net deferred tax assets in future years. At year-end 2007 and for the first quarter of 2008, management forecasted sufficient income in future years to fully utilize all of the Company’s net deferred tax assets. However, in the second quarter of 2008, with lower projected earnings in the near term, management’s assumptions about the Company’s ability to use these assets changed. In making the determination to record this valuation allowance, management noted that SFAS No. 109 paragraph 17 requires a valuation allowance if, based on all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. Cumulative losses are a form of objective negative evidence that carries more weight than subjective positive evidence, such as forecasts. After examining all of the available evidence, both positive and negative, the Company determined a full valuation allowance was appropriate.

This fiscal 2008 adjustment will have no impact on the Company’s cash flow or future prospects, nor does it alter the Company’s ability to utilize the underlying tax net operating loss and credit carryforwards in the future, the utilization of which is limited to achieving future taxable income.

Under GAAP, when the Company’s results demonstrate a pattern of future profitability and reverse the current cumulative loss trend, this valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets.

NOTE 4: SHARE-BASED COMPENSATION

For purposes of calculating the share-based compensation under SFAS No. 123(R), the Company estimates the fair value of stock options under the Omnibus Equity Incentive Plan (the “Incentive Plan”) and shares issued under the Associates Stock Buying Plan (the “Buying Plan”), using a Black-Scholes option-pricing model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive stock options.

Share-based compensation expense, net of estimated forfeitures, that has been included in the statement of operations for all share-based compensation arrangements was as follows:

(in millions, except per share amounts)	13 weeks Ended June 28, 2008	13 weeks Ended June 30, 2007	26 weeks Ended June 28, 2008	26 weeks Ended June 30, 2007
Selling, general and administrative expense	$0.6	$0.4	$0.9	$0.7
Cost of goods sold	0.1	0.0	0.2	0.1

Share-based compensation expense	$0.7	$0.4	$1.1	$0.8

Stock Options: The Incentive Plan provides for the granting of stock options to certain eligible associates employed at the time of the grant, and such grants to associates represent non-qualified stock options. The exercise price of an option is established at the fair market value of a share of the Company’s common stock on the date of grant. Options awarded under the Incentive Plan generally vest over three years (options awarded under the Incentive Plan in 2006 generally vest over four years) and expire five years following the grant date. As of June 28, 2008, there was $4.4 million of unrecognized share-based compensation expense for stock options, net of expected forfeitures, with a weighted-average future expense recognition period of approximately 2.3 years.

The following table summarizes the activity for stock options for the twenty-six weeks ended June 28, 2008:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 30, 2007 (beginning of fiscal year)	2,914,874	$17.96	4.2
Granted	1,154,710	5.20	4.8
Exercised	(271)	5.07
Forfeited	(50,075)	14.68
Expired	(215,999)	20.35

Outstanding at June 28, 2008	3,803,239	$14.00	4.4

Vested as of June 28, 2008	2,176,990	$18.47	4.4

Restricted Share Awards: The Incentive Plan also provides for awards of shares to eligible associates and directors that are subject to restrictions on transfer for a period of time (commonly referred to as “restricted shares”). Compensation expense for restricted shares awarded to directors was $0.1 million for each of the 13 weeks ended June 28, 2008 and June 30, 2007, and $0.1 million for each of the 26 weeks ended June 28, 2008 and June 30, 2007.

Associate Stock Buying Plan: The Company also has a Buying Plan under which all eligible associates may elect to participate on the grant dates twice each year. Associates who own 5% or more of Company stock are prohibited from participating in the Buying Plan; however, all other associates may participate.

NOTE 5: IMPAIRMENT OF STORE ASSETS

Based on management’s analysis of expected future cash flows associated with certain retail stores, our condensed consolidated financial statements for the 13-week and 26-week periods ended June 28, 2008 include $1.9 million and $2.2 million non-cash asset impairment charges, respectively. These impairment charges reduce the carrying value of long-lived assets, primarily leasehold improvements, fixtures and equipment, to their estimated fair value.

NOTE 6: SEGMENT INFORMATION

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

In addition to the Company’s ten stores located in Canada, sales are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct Sales segment, we promote and sell products internationally through both our catalogs and e-commerce websites. The Company operates primarily in the United States with foreign sales representing less than 5% of total net sales during the 13 weeks and 26 weeks ended June 28, 2008 and June 30, 2007, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.

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

Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales:
Stores	$199,633	$218,727	$296,730	$325,317
Direct Sales	14,284	15,050	21,378	23,830
Port Supply	12,764	13,314	21,836	23,727

Consolidated net sales	$226,681	$247,091	$339,944	$372,874

Contribution:
Stores	$42,758	$46,531	$35,413	$43,910
Direct Sales	2,589	2,410	3,644	3,516
Port Supply	350	1,483	(303)	2,046

Consolidated contribution	$45,697	$50,424	$38,754	$49,472

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$45,697	$50,424	$38,754	$49,472
Less:
Indirect costs of goods sold not included in consolidated contribution	(8,400)	(9,113)	(14,447)	(15,310)
General and administrative expense	(9,709)	(6,590)	(21,321)	(16,406)
Interest expense	(762)	(1,273)	(1,608)	(2,696)
Income taxes	(22,385)	(12,646)	(14,598)	(5,610)

Net income (loss)	$4,441	$20,802	$(13,220)	$9,450

	13 Weeks Ended		26 Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Assets:
Stores			$35,952	$98,445 (1)
Port Supply			9,713	10,164
Direct Sales			2,571	2,628
Unallocated			341,250	360,837

Total assets			$389,486	$472,074

Capital expenditures:
Stores	$2,832	$2,553	$4,864	$4,795
Port Supply	560	55	727	100
Direct Sales	10	1,589	131	2,069
Unallocated	1,107	2,117	3,416	3,232

Total capital expenditures	$4,509	$6,314	$9,138	$10,196

Depreciation:
Stores	$2,867	$3,045	$5,707	$6,117
Port Supply	83	80	172	207
Direct Sales	129	206	262	465
Unallocated	1,604	1,405	3,218	2,863

Total depreciation	$4,683	$4,736	$9,359	$9,652

(1)	Includes $56.9 million of goodwill written off in the fourth quarter of 2007.

NOTE 7: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments for all periods presented, and did not differ significantly from the reported net income (loss).

NOTE 8: CONTINGENCIES

On March 21, 2008, a former hourly associate filed a lawsuit in the California Superior Court, County of Orange. The suit alleges, among other things, that we engaged in unfair business practices and failed to provide meal and rest periods, correct itemized statements, and appropriately pay discharged associates in violation of certain applicable sections of the California Labor Code and the California Business and Professions Code. The plaintiff seeks to represent himself and all similarly situated current and former hourly-paid associates employed by West Marine in the State of California. The plaintiff seeks reimbursement of wages, penalties and interest allegedly owed under the relevant California code sections, as well as an unspecified amount of damages and reasonable attorneys’ fees and costs recoverable by law. We filed an answer denying all charges and have served discovery. We believe that we have meritorious defenses to this lawsuit and we intend to vigorously defend it, including plaintiff’s efforts to certify a California class action. Additionally, we are involved in various other legal proceedings, claims and litigation including the SEC investigation discussed in our 2007 Form 10-K, as well as those arising in the ordinary course of business. In determining required reserves related to these items, we carefully analyze each case and consider the likelihood of an adverse judgment or outcome, as well as the potential range of possible loss. The required reserves are monitored on an ongoing basis and are updated based on new developments or new information in each matter. Based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position or results of operations. However, an adverse judgment by a court, arbitrator or a settlement could adversely impact our results of operations in any given period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of June 28, 2008 and June 30, 2007, and the related condensed consolidated statements of operations for the 13-week and 26-week periods ended June 28, 2008 and June 30, 2007, and cash flows for the 26-week periods then ended. These interim financial statements are the responsibility of West Marine’s management.

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

As discussed in Note 2, the accompanying condensed consolidated financial statements as of and for the 13-week and 26-week periods ended June 30, 2007 have been restated.

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

August 4, 2008

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2007. All references to the second quarter and the first six months of 2008 mean the 13-week and 26-week periods ended June 28, 2008, respectively, and all references to the second quarter and first six months of 2007 mean the 13-week and 26-week periods ended June 30, 2007, respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview

West Marine is one of the largest boating supplies retailers in the world. We have three reportable segments — Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) – all of which sell aftermarket recreational boating supplies directly to customers. At the end of the second quarter of 2008, we offered our products through 369 stores in 38 states, Puerto Rico, Canada; on the Internet ( www.westmarine.com and www.boatus-store.com ); and through catalogs. We are also engaged, through our Port Supply division, in our stores and on the Internet ( www.portsupply.com ), in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831)728-2700.

The following discussion gives effect to the restatement as discussed in Note 2 to the accompanying condensed consolidated financial statements.

Restatement

As discussed in our Annual Report on Form 10-K for the year ended December 29, 2007, we have restated our consolidated financial statements for the fiscal years ended December 31, 2005 and December 30, 2006, all quarters for fiscal year 2006 and the first three quarters of fiscal year 2007. Please see Note 2 to our condensed consolidated financial statements for the unaudited restated interim period financial statement line item data for the 13-week and 26-week periods ended June 30, 2007. The determination to restate was made on management’s recommendation following the identification of errors related to (i) the reserves for estimated workers’ compensation claims which were understated; (ii) several other errors that individually were not material but, in the aggregate, required correction relating to, among other things, inventory reserves, vendor allowances, capitalized indirect costs, sales and use tax accruals, sales return reserves, software development costs, software asset impairments, foreign currency translation gains/losses, deferred income taxes and share-based compensation; (iii) certain items that were incorrectly presented on a net basis in our consolidated statements of cash flows, including changes in merchandise inventories, repayments and borrowings on our line of credit, and the non-cash portion of fixed assets purchases; (iv) our segment information disclosure, as required information regarding assets, capital expenditures and depreciation for our reportable segments was incorrectly excluded. As a result, our financial statements for those periods have been restated.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements in Item 1 of this report.

Critical Accounting Policies and Estimates

Our unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations including allowances, reserves and capitalization of indirect costs, vendor allowances receivable, costs associated with exit activities (e.g. store closures), impairment of long-lived assets, uncertain tax positions, deferred tax assets and applicable valuation allowance, liabilities for self-insurance and share-based compensation. Goodwill is no longer included as a critical accounting policy item due to the total impairment of the balance at December 29, 2007. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K. This discussion and analysis should be read in conjunction with such discussion and with our consolidated financial statements and related notes included elsewhere in this report.

Results of Operations

The following table sets forth certain statement of operations components expressed as a percent of net sales:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.4	65.2	70.3	69.7

Gross profit	34.6	34.8	29.7	30.3
Selling, general and administrative expense	21.6	20.7	28.2	25.5
Impairment of store assets	0.8	0.0	0.6	0.0

Income from operations	12.2	14.1	0.9	4.8
Interest expense, net	0.4	0.6	0.5	0.8

Income before income taxes	11.8	13.5	0.4	4.0
Income taxes	9.8	5.1	4.3	1.5

Net income (loss)	2.0%	8.4%	(3.9)%	2.5%

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007

Net sales for the second quarter of 2008 were $226.7 million, a decrease of $20.4 million, or 8.3%, compared to net sales of $247.1 million in the second quarter of 2007, primarily due to a $16.4 million decrease in comparable store sales and $4.1 million of prior-year sales at closed stores. Net income for the second quarter of 2008 was $4.4 million compared to net income of $20.8 million in the second quarter of 2007.

Net sales attributable to our Stores division decreased $19.1 million to $199.6 million in the second quarter of 2008, a 8.7% decrease compared to the second quarter of 2007, primarily due to a $16.4 million decrease in comparable store sales and $4.1 million of prior-year sales at closed stores. Comparable store sales decreased 7.8% in the second quarter of 2008, compared to a comparable store sales decrease of 2.9% in the second quarter last year. We believe negative comparable store sales for the second quarter were driven primarily by the weak economy and higher fuel prices throughout the United States markets. For the quarter, sales of core boating products and discretionary items declined, continuing the trend of reduced boat usage and cautious customer spending on large-ticket items. We had 369 stores open at the end of the second quarter of 2008 compared to 380 stores at the end of the second quarter of 2007. Wholesale (Port Supply) net sales through our distribution centers decreased $0.6 million, or 4.1%, to $12.8 million in the second quarter of 2008 compared to 2007, primarily due to increased sales to Port Supply customers through our store locations, which are included in Stores sales. Net sales of our Direct Sales division decreased $0.8 million, or 5.1%, to $14.3 million in the second quarter of 2008 compared to 2007, primarily due to lower than expected sales performance on catalog mailings and less promotional offers throughout the second quarter.

Gross profit decreased by $7.5 million, or 8.7%, to $78.4 million in the second quarter of 2008, compared to $85.9 million for the same period last year. Gross profit decreased as a percentage of net sales to 34.6% in the second quarter of 2008, a 20 basis point decrease compared to 34.8% for the same period last year. Gross profit as a percentage of sales decreased primarily due to occupancy expense. Occupancy is our largest fixed expense and its impact on gross margin is largely driven by sales results and the fixed nature of the expense de-leveraged gross margin by 64 basis points due to the year-over-year decline in sales. This decline in gross profit as a percentage of sales was partially offset a 27 basis point improvement in inventory shrinkage and a 15 basis point improvement in product margin.

Selling, general and administrative expenses decreased $2.3 million, or 4.4%, to $48.9 million in the second quarter of 2008, compared to $51.2 million for the same period last year, and increased as a percentage of sales to 21.6% in the second quarter of 2008, compared to 20.7% for the same period last year. The decrease in selling, general and administrative expenses was primarily due to $3.8 million in lower store payroll, marketing, and variable expenses driven by lower sales year-over-year and the closure of stores last year. The decrease was also driven by $1.0 million in timing of marketing spending year-over-year and $0.4 million in lower insurance costs. This was partially offset by $1.2 million in higher bonus expense in the second quarter of this year as compared to the same period last year, by $0.8 million unfavorable impact of Canadian currency exchange adjustments, and by $0.5 million associated with the ongoing SEC investigation.

Impairment of store assets increased $1.9 million in the second quarter of 2008, for 32 stores, compared to no impairment for the same period last year. As previously disclosed, we anticipated closing a small number of stores this year, which we originally estimated to be in the range of 10 to 15 locations. These closures were primarily due to relocation, or consolidation of smaller stores into fewer, larger stores to better serve our markets. During the second quarter, management conducted a more detailed analysis of store operations, particularly in light of deteriorating boating market conditions, and concluded that additional underperforming stores should be closed, bringing the total to between 25 and 30 stores. The stores identified for closure and impairment are spread across several major boating markets. We used specific criteria to identify these stores, including cash flow projections by store as compared to the net book value of long-lived assets by store.

Interest expense decreased $0.5 million, or 40.1%, to $0.8 million in the second quarter of 2008, compared to $1.3 million for the same period last year. The decrease in interest expense primarily was due to lower interest rates and lower average outstanding bank borrowings in the second quarter of 2008, compared to the same period last year.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax expense rate for the second quarter of 2008 was 83.5%, compared with 37.8% for the same period last year. The change in our effective tax rate was largely due to management’s decision to establish a full valuation allowance on the net deferred tax assets. For more information, see Note 3 to our consolidated financial statements included elsewhere in this report.

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007

Net sales for the first six months of 2008 were $339.9 million, a decrease of $32.9 million, or 8.8%, compared to net sales of $372.9 million in the first six months of 2007, primarily due to a $25.8 million decrease in comparable store sales and $7.0 million sales decrease attributable to stores that were closed in 2007. Net loss for the first six months of 2008 was $13.2 million compared to net income of $9.5 million in the first six months of 2007.

Net sales attributable to our Stores division decreased $28.6 million to $296.7 million in the first six months of 2008, a 8.8% decrease compared to the first six months of 2007, primarily due to a $25.8 million decrease in comparable store sales. Comparable store sales decreased 8.4% in the first six months of 2008, compared to a comparable store sales decrease of 2.8% in the first six months last year. Comparable store sales for the first six months were driven primarily by the weak economy and higher fuel prices throughout our United States markets. For the first six months of the year, purchases of core products and discretionary items declined, continuing the trend of reduced boat usage and cautious customer spending on large-ticket items. Wholesale (Port Supply) net sales through our distribution centers decreased $1.9 million, or 8.0%, to $21.8 million in the first six months of 2008 compared with 2007, primarily due to increased sales to Port Supply customers through our store locations, which are included in Stores sales. Net sales of our Direct Sales division decreased $2.5 million, or 10.3%, to $21.4 million in the first six months of 2008 compared to 2007, primarily due to lower than expected sales performance on catalog mailings, less promotional offers during the first half of the year in the direct channel, and fewer catalog mailings in 2007 that had an impact on first quarter 2008 direct sales.

Gross profit decreased by $12.1 million, or 10.7%, to $100.9 million in the first six months of 2008, compared to $113.0 million for the same period last year. Gross profit decreased as a percentage of net sales to 29.7% in the first six months of 2008, a 60 basis point decrease compared to 30.3% for the same period last year. Gross profit as a percentage of sales decreased primarily due to occupancy expense. Occupancy is our largest fixed expense and its impact on gross margin is largely driven by sales results, and the fixed nature of the expense de-leveraged gross margin by 106 basis points due to the year-over-year decline in sales, partially offset by a reduction in buying and distribution expenses of 50 basis points.

Selling, general and administrative expenses increased $0.5 million, or 0.5%, to $95.7 million in the first six months of 2008, compared to $95.2 million for the same period last year, and increased as a percentage of sales to 28.2% in the first six months of 2008, compared to 25.5% for the same period last year. The increase in expenses is primarily due to $2.1 million associated with the ongoing SEC investigation, $1.4 million unfavorable impact of Canadian currency exchange adjustments, $0.9 million in higher bonus expense, and $0.5 million expense related to West Marine University held in February 2008. The increase in selling, general, and administrative expenses was partially offset by lower store payroll, marketing and variable expenses driven by lower sales year-over-year and the closure of stores in the second half of last year and the first half of 2008.

Impairment of store assets was $2.2 million in the first six months of 2008, compared to no impairment for the same period last year. In addition to the second quarter 2008 store impairments discussed above, we had determined to impair four stores in the first quarter and, as a result, the non-cash impairment charge for the 26-week period is larger than that for the second quarter.

Interest expense decreased $1.1 million, or 40.4%, to $1.6 million in the first six months of 2008, compared to $2.7 million for the same period last year. The decrease in interest expense primarily was due to lower interest rates and lower average outstanding bank borrowings in the first six months of 2008, compared to the same period last year.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax expense rate for the six months of 2008 was 1,059.4%, compared with 37.3% for the same period last year. The change in our effective tax rate was largely due to management’s decision to place a full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures for new and remodeled stores. We believe our existing credit facility and cash flow from operations will be sufficient to satisfy our liquidity needs over the next 12 months.

Operating Activities

During the first six months of 2008, net cash provided by operating activities was $16.3 million, primarily due to a $34.4 million increase in accounts payable and accrued expenses, partially offset by an increase in merchandise inventories of $30.4 million. Inventory value decreased by 1.3% and inventory per square foot decreased by 0.4% at the end of the second quarter of 2008, compared to the same period last year, primarily due to our focus on inventory productivity and due to lower sales year-over-year.

Investing Activity

We spent $9.1 million on capital expenditures during the first six months of 2008, a $0.9 million decrease from the prior year, primarily due to lower spending on information technology projects partially offset by investment in building and production improvements at our distribution centers. We expect to spend between $15.0 million and $18.0 million on capital expenditures during 2008, mainly for store development activities, including new stores, a flagship store, remodels and expansions, and information technology. We have opened three stores and expect to open one additional store during fiscal year 2008. We intend to fund our investments through cash generated from operations and bank borrowings.

Financing Arrangements

Net cash used in financing activities was $0.9 million for the first six months of 2008, representing net repayments under our credit facility. We received a de minimis amount from the exercise of vested stock options during the first six months of 2008, compared to $2.1 million received for the same period last year.

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

The applicable margin for any date will depend upon the amount of available credit under the revolving loan facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the second quarter of 2008, the weighted-average interest rate on all of our outstanding borrowings was 4.0%.

The loan agreement contains customary covenants, including but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. As of June 28, 2008, we were in compliance with our bank covenants. Additionally, minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained.

At June 28, 2008, borrowings under this credit facility were $51.0 million, bearing interest at rates ranging from 3.5% to 5.3%, and $131.2 million was available to be borrowed. At June 30, 2007, borrowings under this credit facility were $53.8 million, bearing interest at rates ranging from 6.4% to 8.3%. At June 28, 2008, we had $5.6 million of outstanding stand-by letters of credit and $0.3 million of outstanding commercial letters of credit, compared to $6.0 million outstanding stand-by letters of credit and $0.1 million of outstanding commercial letters of credit at the end of the second quarter last year.

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

Seasonality

Historically, our consolidated sales and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. In 2007, 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our retail markets.

Business Trends

Our research indicates that the U.S. boating industry currently is experiencing a down cycle, as evidenced by lower sales trends in each of our business segments compared to last year, lower new and used boat sales, and declining boat registrations in key states. We are responding to this challenging industry climate by:

•	controlling our operating expenses and emphasizing specialized and localized product assortments in our stores;
•	opening a small number of stores, closing 25 to 30 stores and remodeling, expanding or significantly re-merchandising up to 25 stores;

•	reducing overhead by re-engineering and streamlining business processes;

•	closing one of our three distribution centers by year-end;

•	implementing service model changes in the Port Supply business which emphasizes growing sales profitably;

•	moving to a shared services model;

•

closing our call center in Largo, Florida by year-end and moving to a virtual call center structure, enabling our associates to operate from their homes for maximum flexibility and optimization of customer service levels;

•	continuing to invest in our e-commerce business in order to ensure customers are provided with better than expected customer service; and

•	further exploring franchising and other growth vehicles to drive domestic and international sales and market presence.

We expect to record aggregate charges of approximately $2.9 million to $4.0 million in the second half of 2008 related to the closure of our Maryland distribution center. Of this aggregate amount, we expect that between $0.7 million and $1.2 million will be non-cash charges. The aggregate costs associated with the closure of our Largo, Florida call center are estimated to be from $1.0 million to $1.5 million which we expect to recognize in the second half of 2008. Of the aggregate amount, we expect that between $0.7 million and $0.8 million will be non-cash charges, all of which we expect to be recorded in this fiscal year. Finally, associated costs for store closures are expected to be from $5.0 million to $6.6 million, most of which will be cash charges for lease terminations.

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

West Marine’s operations could be adversely affected if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in the Form 10-K for the year ended December 29, 2007 (the 2007 Form 10-K), and those risks which may be described from time to time in West Marine’s other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to diminish our exposure to interest rate risk, and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in our 2007 Form 10-K.

Based on our operating results for the year ended December 29, 2007, a 66 basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pretax income and cash flows by approximately $0.4 million over the next year, and would have an immaterial effect on the fair value of our fixed-rate financial instruments (see Note 7 to the Notes to Consolidated Financial Statements in our 2007 Form 10-K).

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

West Marine’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of June 28, 2008, due to the existence of the following material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

The following change in our internal control over financial reporting was completed during the quarter ended June 28, 2008 and has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•

We have hired additional professional accounting resources to assist with the review of accounting policies and procedures and financial reporting with knowledge, experience and training in the application of GAAP.

We have also initiated the following corrective actions, which management believes are reasonably likely to materially affect our controls and procedures as they are designed to remediate the material weaknesses as described above:

•	We are in the process of further enhancing, our internal finance and accounting organizational structure, which includes hiring additional resources.

•

We are in the process of further enhancing, the supervisory procedures that will include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•

We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2008.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On March 21, 2008, a former hourly associate filed a lawsuit in the California Superior Court, County of Orange. The suit alleges, among other things, that we engaged in unfair business practices and failed to provide meal and rest periods, correct itemized statements, and appropriately pay discharged associates in violation of certain applicable sections of the California Labor Code and the California Business and Professions Code. The plaintiff seeks to represent himself and all similarly situated current and former hourly-paid associates employed by West Marine in the State of California. The plaintiff seeks reimbursement of wages, penalties and interest allegedly owed under the relevant California code sections, as well as an unspecified amount of damages and reasonable attorneys’ fees and costs recoverable by law. We filed an answer denying all charges and have served discovery. We believe that we have meritorious defenses to this lawsuit and we intend to vigorously defend it, including plaintiff’s efforts to certify a California class action. Additionally, we are involved in various other legal proceedings, claims and litigation including the SEC investigation discussed in our 2007 Form 10-K, as well as those arising in the ordinary course of business. In determining required reserves related to these items, we carefully analyze each case and consider the likelihood of an adverse judgment or outcome, as well as the potential range of possible loss. The required reserves are monitored on an ongoing basis and are updated based on new developments or new information in each matter. Based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position or results of operations. However, an adverse judgment by a court, arbitrator or a settlement could adversely impact our results of operations in any given period.

ITEM 1A – RISK FACTORS

We have included in Part I, Item 1A of on the 2007 Form 10-K, a description of certain risks and uncertainties that could affect the company’s business, future performance or financial condition, referred to as “Risk Factors”. These risk factors have not materially changed other than as set forth below. Investors should consider the Risk Factors prior to making an investment decision with respect to our common stock.

Risks related to announced closures.

We continue to strive to improve our profitability by reducing expenses, streamlining operations, reviewing our real estate strategy and re-engineering business operations, as necessary. In line with these efforts, we will close a number of underperforming stores, a distribution center located in Hagerstown, Maryland and a call center in Largo, Florida by the end of this year. There are risks associated with these closures including the number and timing of lease terminations, higher than anticipated costs associated with these closures, our ability to achieve the expected cost savings and other benefits associated with the closures in the anticipated time frame, risks of not realizing transferred sales from closed stores to our neighboring stores or other distribution channels, reduced productivity and/or efficiency due to over-crowding of our remaining distribution centers, risks related to our ability to stock a sufficient quantity of inventory and/or replenish our stores in a timely manner with less warehouse space, risks related to transitioning a physical call center to a decentralized virtual format, including dependence on new technology and uncertainties related to retention and training. The occurrence of any of the foregoing risks could adversely affect our operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

West Marine held its Annual Meeting of Stockholders on May 21, 2008. At this meeting, West Marine’s stockholders elected seven directors, approved an amendment to the West Marine, Inc. Omnibus Equity Incentive Plan and ratified the selection of Deloitte and Touche LLP as West Marine’s independent auditors for the fiscal year ending January 3, 2009.

The following table sets forth the names of the nominees for director and the votes for and withheld with respect to each such nominee:

Nominee	Votes For	Votes Withheld
Randolph K. Repass	20,301,426	768,619
Geoffrey A. Eisenberg	20,298,513	771,532
David McComas	20,202,152	867,893
Alice M. Richter	18,499,520	2,570,525
Peter Roy	15,101,487	5,968,558
Daniel J. Sweeney	20,200,256	869,789
William U. Westerfield	18,500,685	2,569,360

In connection with the approval of an amendment to the West Marine, Inc. Omnibus Equity Incentive Plan, 12,436,864 shares were voted in favor of approval, 6,220,295 against and 26,755 abstained, and there were 2,386,131 broker non-votes.

In connection with the ratification of the selection of Deloitte and Touche LLP as West Marine’s independent auditors for the year ending January 3, 2009, 19,147,062 shares were voted in favor of approval, 1,889,714 against and 33,269 abstained.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K filed March 13, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1*	Omnibus Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated May 21, 2008 and filed May 22, 2008).

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2008	WEST MARINE, INC.

	By:	/s/ Geoffrey A. Eisenberg
Geoffrey A. Eisenberg
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer