Form 10-Q
period 2008-09-27
WEST MARINE INC
filed 2008-11-04
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2008, the number of shares outstanding of the registrant’s common stock was 22,022,199.

		Page No.
PART 1 – Financial Information		3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 27, 2008, December 29, 2007 and September 29, 2007 (Restated)	3
	Condensed Consolidated Statements of Operations for the 13 weeks ended September 27, 2008 and September 29, 2007 (Restated) and the 39 weeks ended September 27, 2008 and September 29, 2007 (Restated)	4
	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 27, 2008 and September 29, 2007 (Restated)	5
	Notes to Condensed Consolidated Financial Statements	6
	Report of Independent Registered Public Accounting Firm	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II – Other Information		19
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

EXPLANATORY NOTE

In this report, we have restated our previously issued condensed consolidated financial statements for the 13-week and 39-week periods ended September 29, 2007 to reflect required accounting corrections. The restatement of the prior interim periods contained in this report should be read in conjunction with our annual report on Form 10-K for the year ended December 29, 2007, as filed with the Securities and Exchange Commission (“SEC”) on April 4, 2008. Also see Note 2 to our condensed consolidated financial statements in Item 1 of this report for additional information regarding the restatement.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2008, DECEMBER 29, 2007 AND SEPTEMBER 29, 2007

(Unaudited and in thousands, except share data)

	September 27, 2008	December 29, 2007	September 29, 2007
			Restated (Note 2)
ASSETS
Current assets:
Cash	$6,050	$6,126	$6,578
Trade receivables, net	7,891	6,704	7,605
Merchandise inventories	245,069	248,307	254,736
Deferred income taxes	—	7,976	7,776
Other current assets	18,219	21,469	19,491

Total current assets	277,229	290,582	296,186
Property and equipment, net	62,068	67,521	70,365
Goodwill	—	—	56,905
Intangibles, net	163	192	201
Other assets	3,054	10,023	3,487

TOTAL ASSETS	$342,514	$368,318	$427,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,649	$35,122	$52,442
Accrued expenses and other	44,405	47,738	46,298

Total current liabilities	88,054	82,860	98,740
Long-term debt	29,300	52,338	30,318
Deferred rent, and other	8,358	8,608	9,237

Total liabilities	125,712	143,806	138,295

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 22,047,925 shares issued and 22,020,353 shares outstanding at September 27, 2008; 21,917,077 shares issued and 21,893,474 shares outstanding at December 29, 2007; and 21,862,151 shares issued and 21,838,548 shares outstanding at September 29, 2007	22	22	22
Treasury stock	(366)	(348)	(348)
Additional paid-in capital	172,978	170,988	169,752
Accumulated other comprehensive loss	(210)	(327)	(341)
Retained earnings	44,378	54,177	119,764

Total stockholders’ equity	216,802	224,512	288,849

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$342,514	$368,318	$427,144

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
		Restated (Note 2)		Restated (Note 2)
Net revenues	$180,249	$188,391	$520,193	$561,265
Cost of goods sold	130,518	130,475	369,566	390,353

Gross profit	49,731	57,916	150,627	170,912
Selling, general and administrative expense	43,853	46,835	139,546	141,665
Store closures and other restructuring costs	1,660	—	1,660	—
Impairment of long-lived assets	206	36	2,423	446

Income from operations	4,012	11,045	6,998	28,801
Interest expense	327	515	1,935	3,211

Income before income taxes	3,685	10,530	5,063	25,590
Income taxes	264	4,370	14,862	9,980

Net income (loss)	$3,421	$6,160	$(9,799)	$15,610

Net income (loss) per share:
Basic	$0.16	$0.28	$(0.45)	$0.72
Diluted	$0.16	$0.28	$(0.45)	$0.71
Weighted average common and common equivalent shares outstanding:
Basic	22,020	21,815	21,962	21,725
Diluted	22,024	21,959	21,962	21,977

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	39 Weeks Ended
	September 27, 2008	September 29, 2007
		Restated (Note 2)
OPERATING ACTIVITIES:
Net income (loss)	$(9,799)	$15,610
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,170	14,761
Impairment of long-lived assets	2,423	446
Share-based compensation	1,634	1,242
Tax expense (benefit) from equity issuance	(92)	374
Excess tax benefit from share-based compensation	(1)	(389)
Provision for deferred income taxes	14,782	2,414
Provision for doubtful accounts	399	174
Lower of cost or market inventory adjustments	2,585	3,084
Loss on asset disposals	246	111
Changes in assets and liabilities:
Trade receivables	(1,586)	(2,066)
Merchandise inventories	653	(4,757)
Other current assets	3,266	4,218
Other assets	449	(441)
Accounts payable	8,171	13,957
Accrued expenses and other	(3,585)	606
Deferred items and other non-current liabilities	236	482

Net cash provided by operating activities	33,951	49,826

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	40	204
Purchases of property and equipment	(11,498)	(14,793)

Net cash used in investing activities	(11,458)	(14,589)

FINANCING ACTIVITIES:
Borrowings on line of credit	60,818	66,475
Repayments on line of credit	(83,818)	(105,184)
Proceeds from exercise of stock options	4	2,942
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	444	562
Excess tax benefit from share-based compensation	1	389
Treasury shares acquired	(18)	(66)

Net cash used in financing activities	(22,569)	(34,882)

NET INCREASE (DECREASE) IN CASH	(76)	355
CASH AT BEGINNING OF PERIOD	6,126	6,223

CASH AT END OF PERIOD	$6,050	$6,578

Other cash flow information:
Cash paid for interest	$2,087	$4,118
Cash paid (received) for income taxes	(2,423)	2,746
Non-cash investing activities
Property and equipment additions in accounts payable	716	135

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-nine Weeks Ended September 27, 2008 and September 29, 2007

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items, except as discussed in Notes 3, 5, and 9 below) necessary to fairly present the financial position at September 27, 2008 and September 29, 2007, and the interim results of operations for the 13-week and 39-week periods and cash flows for the 39-week periods then ended, have been included.

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

Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended December 29, 2007. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 39-week periods ended September 27, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 3, 2009. Historically, the Company’s consolidated revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of our retail markets.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31. The 2008 fiscal year consists of 53 weeks ending on January 3, 2009 and the 2007 fiscal year consisted of the 52 weeks ended December 29, 2007. All quarters of both fiscal years 2008 and 2007 consist of 13 weeks, except the fourth quarter of 2008, which will consist of 14 weeks. All references to years relate to fiscal years rather than calendar years.

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

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates for the Company:

First Quarter of 2008

As discussed above, the Company adopted SFAS Nos. 157 and 159 during the first fiscal quarter of 2008.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Certain Assumptions Used in Valuation Methods – Expected Term,” which amended SAB No. 107 to allow for the continued use of the simplified method to estimate the expected term in valuing stock options beyond December 31, 2007. The simplified method can only be applied to certain types of stock options for which sufficient exercise history is not available. The Company adopted SAB No. 110 on December 30, 2007 and will continue to use the simplified method until sufficient exercise history is available.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s, “Consolidated Financial Statements,” consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the reporting of its financial position, results of operations or cash flows.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life on Intangible Assets.” This FSP is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating this new FSP and anticipates that the FSP will not have a significant impact on the reporting of the Company’s financial position, results of operations or cash flows.

NOTE 2: RESTATEMENT OF PRIOR PERIODS

As discussed in the 2007 Form 10-K and subsequent to the issuance of the Company’s Form 10-Q for the quarterly period ended September 29, 2007, management determined that reserves for estimated workers’ compensation claims were understated due to an error. This prompted the Company to review other reserves and accounts involving management estimates. As a result of this review, in addition to the workers’ compensation liability adjustment, the Company identified several other errors that individually were not material but, in the aggregate, required correction in the Company’s previously issued 2007 quarterly and prior-period annual financial statements relating to, among other things, inventory reserves, vendor allowances, capitalized indirect costs, sales and use tax accruals, sales return reserves, software development costs, software asset impairments, foreign currency translation gains/losses, deferred income taxes and share-based compensation. The Company also identified certain items incorrectly presented on a net basis in its statement of cash flows, including changes in merchandise inventories, repayments and borrowings on the Company’s credit facility, and the non-cash portion of fixed asset purchases. The Company also identified errors in its segment disclosure, as required information regarding assets, capital expenditures and depreciation for its reportable segments was incorrectly excluded. As a result, upon the recommendation of management, the Board of Directors authorized the restatement of, among other things, the first three fiscal quarters of 2007, including the interim period ended September 29, 2007 that is being restated in this Form 10-Q.

The effect of the restatement on the condensed consolidated balance sheet as of September 29, 2007 and the condensed consolidated statements of operations for the thirteen weeks and thirty-nine weeks ended September 29, 2007 and condensed consolidated statement of cash flows for the thirty-nine weeks ended September 29, 2007 is as follows:

Condensed Consolidated Balance Sheet Data

(in thousands)

	September 29, 2007
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Merchandise inventories	$255,085	$(349)	$254,736
Deferred income taxes	5,999	1,777	7,776
Other current items	18,647	844	19,491
Total current assets	293,914	2,272	296,186
Property and equipment, net	70,398	(33)	70,365
Other non-current assets	3,615	(128)	3,487
Total assets	425,033	2,111	427,144
Liabilities
Accounts payable	51,929	513	52,442
Accrued expenses and other	42,920	3,378	46,298
Total current liabilities	94,849	3,891	98,740
Deferred items	7,709	1,528	9,237
Total liabilities	132,876	5,419	138,295
Stockholders’ Equity
Accumulated other comprehensive income (loss)	414	(755)	(341)
Retained earnings	122,317	(2,553)	119,764
Total stockholders’ equity	292,157	(3,308)	288,849
Total liabilities and stockholders’ equity	425,033	2,111	427,144

Condensed Consolidated Statement of Operations Data

(in thousands, except per share data)

	13 Weeks Ended September 29, 2007			39 Weeks Ended September 29, 2007
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net revenues	$187,531	$860	$188,391	$561,353	$(88)	$561,265
Cost of goods sold	129,929	546	130,475	390,853	(500)	390,353
Gross profit	57,602	314	57,916	170,500	412	170,912
Selling, general and administrative expense	48,006	(1,171)	46,835	144,079	(2,414)	141,665
Impairment of long-lived assets	—	36	36	—	446	446
Income from operations	9,596	1,449	11,045	26,421	2,380	28,801
Income before income taxes	9,081	1,449	10,530	23,210	2,380	25,590
Income taxes	3,817	553	4,370	9,062	918	9,980
Net income	5,264	896	6,160	14,148	1,462	15,610
Net income per share—basic	$0.24	$0.04	$0.28	$0.65	$0.07	$0.72
Net income per share—diluted	$0.24	$0.04	$0.28	$0.64	$0.07	$0.71

Condensed Consolidated Statement of Cash Flows Data

(in thousands)

	For the 39 Weeks Ended September 29, 2007
	As Previously Reported	Restatement Adjustments	As Restated
Operating Activities
Net income	$14,148	$1,462	$15,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,848	(87)	14,761
Impairment of long-lived assets	—	446	446
Lower of cost or market inventory adjustments	—	3,084	3,084
Provision for deferred income taxes	1,600	814	2,414
Loss on asset disposals	559	(448)	111
Changes in assets and liabilities:
Merchandise inventories	(1,068)	(3,689)	(4,757)
Other current assets	4,147	71	4,218
Other assets	675	(1,116)	(441)
Accrued expenses and other	1,096	(490)	606
Deferred items	529	(47)	482
Net cash provided by operating activities	49,826	—	49,826
Financing Activities
Borrowings on line of credit	(38,709)	105,184	66,475
Repayment on line of credit	—	(105,184)	(105,184)

NOTE 3: INCOME TAXES

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its year-to-date ordinary earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect, are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

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

The Company’s income tax expense and effective tax rate were $14.9 million and 293.5%, respectively, for the thirty-nine weeks ended September 27, 2008, and $10.0 million and 39.0%, respectively, for the thirty-nine weeks ended September 29, 2007.

Each quarter, management is required to evaluate changes in assumptions about valuation allowances. In the second quarter of 2008, the Company recorded a charge of $14.6 million to provide a full valuation allowance against the Company’s net deferred tax assets.

At year-end 2007 and for the first quarter of 2008, management forecasted sufficient income in future years to fully utilize all of the Company’s net deferred tax assets. However, in the second quarter of 2008, with lower projected earnings in the near term, management’s assumptions about the Company’s ability to use these assets changed. In making the determination to record the valuation allowance in the second quarter, management noted that SFAS No. 109 paragraph 17 requires a valuation allowance if, based on all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. Cumulative losses are a form of objective negative evidence that carries more weight than subjective positive evidence, such as forecasts. After examining all of the available evidence, both positive and negative, including evidence that circumstances did not improve in the third quarter, the Company determined a full valuation allowance was appropriate.

This fiscal 2008 adjustment will have no impact on the Company’s cash flow or future prospects, nor does it alter the Company’s ability to utilize the underlying net operating losses and credit carryforwards for income tax purposes in the future, the utilization of which is limited to achieving future taxable income.

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

Included in cost of goods sold and selling, general and administrative expense are share-based compensation expenses, net of estimated forfeitures, that have been included in the statement of operations for all share-based compensation arrangements was as follows:

(in thousands, except per share amounts)	13 weeks Ended September 27, 2008	13 weeks Ended September 29, 2007	39 weeks Ended September 27, 2008	39 weeks Ended September 29, 2007
Selling, general and administrative expense	$436	$443	$1,279	$1,134
Cost of goods sold	115	42	355	108

Share-based compensation expense	$551	$485	$1,634	$1,242

Stock Options: The Incentive Plan provides for the granting of stock options to certain eligible associates employed at the time of the grant, and such grants to associates represent non-qualified stock options. The exercise price of an option is established at the fair market value of a share of the Company’s common stock on the date of grant. Options awarded under the Incentive Plan generally vest over three years (options awarded under the Incentive Plan in 2006 generally vest over four years) and expire five years following the grant date. As of September 27, 2008, there was $3.9 million of unrecognized share-based compensation expense for stock options, net of expected forfeitures, with a weighted-average future expense recognition period of approximately 2.1 years.

The following table summarizes the activity for stock options for the thirty-nine weeks ended September 27, 2008:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 30, 2007 (beginning of fiscal year)	2,914,874	$17.96	4.2
Granted	1,210,110	5.15	4.6
Exercised	(791)	4.61
Forfeited	(79,804)	12.21
Expired	(239,019)	19.93

Outstanding at September 27, 2008	3,805,370	$13.89	4.2

Vested as of September 27, 2008	2,160,950	$18.48	4.1

Restricted Share Awards: The Incentive Plan also provides for awards of shares to eligible associates and directors that are subject to restrictions on transfer for a period of time (commonly referred to as “restricted shares”). Compensation expense for restricted shares was $0.1 million for each of the 13 weeks ended September 27, 2008 and September 29, 2007, and $0.2 million for each of the 39 weeks ended September 27, 2008 and September 29, 2007.

Associate Stock Buying Plan: The Company also has a Buying Plan under which all eligible associates may elect to participate on the grant dates twice each year. Associates who own 5% or more of Company stock are prohibited from participating in the Buying Plan; however, all other associates may participate.

NOTE 5: IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s condensed consolidated financial statements for the 13-week and 39-week periods ended September 27, 2008 include $0.2 million and $2.4 million of asset impairment charges, respectively. These charges are based on management’s analysis of expected future cash flows associated with certain retail stores and information technology assets. See Note 9 for more information. These impairment charges reduced the carrying value of long-lived assets, primarily leasehold improvements, fixtures and equipment, to their estimated fair value.

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

In addition to the Company’s ten stores located in Canada and one franchised store located in Turkey, revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct Sales segment, we promote and sell products internationally through both our catalogs and e-commerce websites. The Company operates primarily in the United States with foreign revenues representing 5% or less of total net revenues during the 13 weeks and 39 weeks ended September 27, 2008 and September 29, 2007, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.

Segment assets are those directly allocated to an operating segment’s operations. For the Stores segment, assets primarily include leasehold improvements, computer assets, fixtures, land and buildings. For the Port Supply and Direct Sales segments, assets primarily include computer assets. Unallocated assets include merchandise inventory, shared technology infrastructure, distribution centers, corporate headquarters, prepaid expenses, deferred taxes and other assets. Capital expenditures and depreciation expense for each segment are allocated to the assets assigned to the segment. Contribution is defined as net revenues less product costs and direct expenses.

Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net revenues:
Stores	$159,807	$167,351	$456,537	$492,668
Direct Sales	10,476	10,908	31,854	34,738
Port Supply	9,966	10,132	31,802	33,859

Consolidated net revenues	$180,249	$188,391	$520,193	$561,265

Contribution:
Stores	$19,365	$25,838	$54,755	$69,748
Direct Sales	1,325	1,488	4,969	5,081
Port Supply	(423)	(70)	(726)	1,976

Consolidated contribution	$20,267	$27,256	$58,998	$76,805

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$20,267	$27,256	$58,998	$76,805
Less:
Indirect costs of goods sold not included in consolidated contribution	(8,209)	(8,010)	(22,688)	(23,807)
General and administrative expense	(8,046)	(8,201)	(29,312)	(24,197)
Interest expense	(327)	(515)	(1,935)	(3,211)
Income taxes	(264)	(4,370)	(14,862)	(9,980)

Net income (loss)	$3,421	$6,160	$(9,799)	$15,610

	13 Weeks Ended		39 Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Assets:
Stores			$34,453	$98,663 (1)
Port Supply			7,324	7,985
Direct Sales			1,559	2,260
Unallocated			299,178	318,236

Total assets			$342,514	$427,144

Capital expenditures:
Stores	$2,060	$3,109	$6,924	$7,904
Port Supply	139	—	866	100
Direct Sales	—	463	131	2,532
Unallocated	161	1,025	3,577	4,257

Total capital expenditures	$2,360	$4,597	$11,498	$14,793

Depreciation and amortization:
Stores	$2,688	$3,110	$8,395	$9,227
Port Supply	75	101	247	308
Direct Sales	119	144	381	609
Unallocated	1,828	1,624	5,147	4,617

Total depreciation and amortization	$4,710	$4,979	$14,170	$14,761

(1)	Includes $56.9 million of goodwill written off in the fourth quarter of 2007.

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

NOTE 8: CONTINGENCIES

On March 21, 2008, a former hourly associate filed a lawsuit in the California Superior Court, County of Orange. The suit alleges, among other things, that the Company engaged in unfair business practices and failed to provide meal and rest periods, correct itemized statements, and appropriately pay discharged associates in violation of certain applicable sections of the California Labor Code and the California Business and Professions Code. The plaintiff seeks to represent himself and all similarly situated current and former hourly-paid associates employed by West Marine in the State of California. The plaintiff seeks reimbursement of wages, penalties and interest allegedly owed under the relevant California code sections, as well as an unspecified amount of damages and attorneys’ fees and costs recoverable by law. The Company filed an answer denying all charges and have served discovery. The Company believes that it has meritorious defenses to this lawsuit and the Company continues to vigorously defend it, including plaintiff’s efforts to certify a California class action. Additionally, the Company is involved in various other legal proceedings, claims and litigation including the SEC investigation discussed in our 2007 Form 10-K, as well as those arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on its financial position or results of operations. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

NOTE 9: STORE CLOSURE AND OTHER RESTRUCTURING COSTS

Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities. The Company has accounted for severance costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These benefits are detailed in an approved severance plan, which is specific as to number, position, location, and timing. In addition, severance benefits are communicated in specific detail to affected employees and it is unlikely that the plan will change when the costs are recorded. Costs are recognized ratably over the period services are rendered, otherwise they are recognized when they are communicated to the employees. Other associated costs, such as legal and professional fees, have been expensed as incurred, in accordance with SFAS No. 146.

During the third quarter of 2008 management closed eight stores. The remaining eleven to sixteen stores identified for closure will be closed during the fourth quarter. The closures were primarily due to relocation, or consolidation of smaller stores into fewer, larger stores to better serve the Company’s markets. Additionally, in July 2008 management decided to close the distribution center located in Hagerstown, Maryland and the call center located in Largo, Florida. The Company recognized restructuring expense of $0.9 million for stores, $0.1 million for Port Supply, $0.5 million for the distribution center, and $0.2 million for reductions in force at the Watsonville Support Center.

The pretax restructuring charges recognized by the Company during the thirteen weeks ended September 27, 2008 were as follows (in thousands):

Lease termination costs	$444
Employee severances	885
Professional services and other cash costs	331

$1,660

The following reconciles restructuring accruals and cash payments during the third quarter (in thousands):

Restructuring accrual, June 28, 2008	$—
Charges to earnings	1,660
Cash paid	(900)

Restructuring accrual, September 27, 2008	$760

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries (“West Marine”) as of September 27, 2008 and September 29, 2007, and the related condensed consolidated statements of operations for the 13-week and 39-week periods ended September 27, 2008 and September 29, 2007, and cash flows for the 39-week periods then ended. These interim financial statements are the responsibility of West Marine’s management.

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

As discussed in Note 2, the accompanying condensed consolidated financial statements as of and for the 13-week and 39-week periods ended September 29, 2007 have been restated.

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

November 4, 2008

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2007. All references to the third quarter and the first nine months of 2008 mean the 13-week and 39-week periods ended September 27, 2008, respectively, and all references to the third quarter and first nine months of 2007 mean the 13-week and 39-week periods ended September 29, 2007, respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview

West Marine is one of the largest boating supplies retailers in the world. We have three reportable segments — Stores, Port Supply (wholesale) and Direct Sales (catalog and Internet) – all of which sell aftermarket recreational boating supplies directly to customers. At the end of the third quarter of 2008, we offered our products through 361 stores in 38 states, Puerto Rico, Canada and a franchised store located in Turkey; on the Internet (www.westmarine.com and www.boatus-store.com); and through catalogs. We are also engaged, through our Port Supply division, in our stores and on the Internet (www.portsupply.com), in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831)728-2700.

Restatement

As discussed in our Annual Report on Form 10-K for the year ended December 29, 2007, we restated our consolidated financial statements for the fiscal years ended December 31, 2005 and December 30, 2006, all quarters for fiscal year 2006 and the first three quarters of fiscal year 2007. Please see Note 2 to our condensed consolidated financial statements for the unaudited restated interim period financial statement line item data for the 13-week and 39-week periods ended September 29, 2007. The determination to restate was made on management’s recommendation following the identification of errors related to: (i) the reserves for estimated workers’ compensation claims which were understated; (ii) several other errors that individually were not material but, in the aggregate, required correction relating to, among other things, inventory reserves, vendor allowances, capitalized indirect costs, sales and use tax accruals, sales return reserves, software development costs, software asset impairments, foreign currency translation gains/losses, deferred income taxes and share-based compensation; (iii) certain items that were incorrectly presented on a net basis in our consolidated statements of cash flows, including changes in merchandise inventories, repayments and borrowings on our line of credit, and the non-cash portion of fixed assets purchases; and (iv) our segment information disclosure, as required information regarding assets, capital expenditures and depreciation for our reportable segments was incorrectly excluded. The following discussion reflects restated results for the 13-week and 39-week periods ended September 29, 2007.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements in Item 1 of this report.

Critical Accounting Policies and Estimates

Our unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations including allowances, reserves and capitalization of indirect costs, vendor allowances receivable, costs associated with exit activities (e.g. store closures), impairment of long-lived assets, uncertain tax positions, deferred tax assets and applicable valuation allowance, liabilities for self-insurance and share-based compensation. Goodwill is no longer included as a critical accounting policy item due to the total impairment of the balance at December 29, 2007. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2007 (the 2007 Form 10-K). This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Results of Operations

The following table sets forth certain statement of operations components expressed as a percent of net revenues:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.4	69.3	71.0	69.5

Gross profit	27.6	30.7	29.0	30.5
Selling, general and administrative expense	24.4	24.8	26.9	25.3
Store closures and other restructuring costs	0.9	0.0	0.3	0.0
Impairment of long-lived assets	0.1	0.0	0.5	0.1

Income from operations	2.2	5.9	1.3	5.1
Interest expense, net	0.2	0.3	0.3	0.5

Income before income taxes	2.0	5.6	1.0	4.6
Income taxes	0.1	2.3	2.9	1.8

Net income (loss)	1.9%	3.3%	(1.9)%	2.8%

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

Net revenues for the third quarter of 2008 were $180.2 million, a decrease of $8.1 million, or 4.3%, compared to net revenues of $188.4 million in the third quarter of 2007, primarily due to a $7.5 million decrease in comparable store sales. Net income for the third quarter of 2008 was $3.4 million compared to net income of $6.2 million in the third quarter of 2007.

Net revenues attributable to our Stores division decreased $7.5 million to $159.8 million in the third quarter of 2008, a 4.5% decrease compared to the third quarter of 2007, primarily due to a $7.5 million decrease in comparable store sales. Comparable store sales decreased 4.7% in the third quarter of 2008, compared to a comparable store sales increase of 0.3% in the third quarter last year. We believe decreased comparable store sales were driven primarily by the weak economy and higher fuel prices. We continued to experience lower year-over-year sales of core boating products and discretionary items, which continues the trend of reduced boat usage and cautious customer spending on large-ticket items. We had 361 stores open at the end of the third quarter of 2008 compared to 372 stores at the end of the third quarter of 2007. Wholesale (Port Supply) net sales through our distribution centers decreased $0.2 million, or 1.6%, to $10.0 million in the third quarter of 2008 compared to 2007, primarily due to lower sales to boat dealers. Net sales at our Direct Sales division decreased $0.4 million, or 4.0%, to $10.5 million in the third quarter of 2008 compared to 2007, primarily due to lower sales performance on catalog mailings and less promotional offers this year.

Gross profit decreased by $8.2 million, or 14.1%, to $49.7 million in the third quarter of 2008, compared to $57.9 million for the same period last year. Gross profit decreased as a percentage of net revenues to 27.6% in the third quarter of 2008, a 310 basis point decrease compared to 30.7% for the same period last year. Gross profit as a percentage of revenues decreased primarily due to lower raw product margin, down 108 basis points, driven by promotional activity and store closing clearance sales. Gross profit was also lower as a percentage of sales by 80 basis points due to occupancy expense. Occupancy is our largest fixed expense and its impact on gross margin is driven by sales results and the fixed nature of the expense. Buying and distribution costs contributed to a decrease of 72 basis points and recognized vendor allowances also de-leveraged, down 54 basis points, driven by the reduced inventories and reduced purchases in line with lower sales.

Selling, general and administrative expenses decreased $3.0 million, or 6.4%, to $43.9 million in the third quarter of 2008, compared to $46.8 million for the same period last year, and decreased as a percentage of sales to 24.4% in the third quarter of 2008, compared to 24.8% for the same period last year. The decrease in selling, general and administrative expenses was primarily due to $2.8 million in lower payroll, marketing and other variable expense, reflecting lower sales, reduced store count and lower professional services expenses for information technology projects. We also received a $0.4 million benefit related to the timing of professional services.

Impairment of long-lived assets was $0.2 million in the third quarter of 2008 and related to four stores. Last year, impairment for information technology products was less than $0.1 million.

        As previously disclosed, we anticipated closing a small number of stores this year, which we originally estimated to be in the range of 10 to 15 locations. These closures were primarily due to relocation, or consolidation of smaller stores into fewer, larger stores to better serve our markets. During the second quarter, management conducted a more detailed analysis of store operations, particularly in light of deteriorating boating market conditions, and concluded that additional underperforming stores should be closed, bringing the total to between 25 and 30 stores. The stores identified for closure are spread across several major boating markets. We used specific criteria to identify these stores, including cash flow projections by store as compared to the net book value of long-lived assets by store. During the third quarter, management also decided to close our distribution center located in Hagerstown, Maryland, and our call center located in Largo, Florida. We recognized restructuring expenses of $1.7 million consisting of $0.9 million for store closures, $0.1 million for Port Supply, $0.5 million for the distribution center, and severance costs of $0.2 million for reductions in force at the Watsonville Support Center. We expect to recognize approximately $14.0 million in total restructuring charges during 2008.

Interest expense decreased $0.2 million, or 36.5%, to $0.3 million in the third quarter of 2008, compared to $0.5 million for the same period last year. The decrease in interest expense was due to both lower interest rates and lower average outstanding bank borrowings in the third quarter of 2008, compared to the same period last year.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective tax rate for the third quarter of 2008 was 7.2%, compared with 41.5% for the same period last year. The change in our effective tax rate was due to management’s decision to establish a full valuation allowance during the second quarter on the net deferred tax assets. For more information, see Note 3 to our consolidated financial statements.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

Net revenues for the first nine months of 2008 were $520.2 million, a decrease of $41.1 million, or 7.3%, compared to net revenues of $561.3 million in the first nine months of 2007, primarily due to a decrease of $33.3 million in comparable store sales and $6.9 million in sales attributable to stores that were closed in 2007. Net loss for the first nine months of 2008 was $9.8 million compared to net income of $15.6 million in the first nine months of 2007.

Net sales attributable to our Stores division decreased $36.1 million to $456.5 million in the first nine months of 2008, a 7.3% decrease compared to the first nine months of 2007, primarily due to a $33.3 million decrease in comparable store sales. Comparable store sales decreased 7.1% in the first nine months of 2008, compared to a comparable store sales decrease of 1.7% in the first nine months last year. Comparable store sales for the first nine months were driven primarily by the weak economy and higher fuel prices. For the first nine months of the year, purchases of core products and discretionary items declined, continuing the trend of reduced boat usage and cautious customer spending on large-ticket items. Wholesale (Port Supply) net sales through our distribution centers decreased $2.1 million, or 6.1%, to $31.8 million in the first nine months of 2008 compared with 2007, primarily due to increased sales to Port Supply customers through our store locations, which are included in Stores sales. Net sales through the Port Supply division were also impacted by lower sales to boat dealers. Net sales of our Direct Sales division decreased $2.9 million, or 8.3%, to $31.9 million in the first nine months of 2008 compared to 2007, primarily due to lower sales performance on catalog mailings, less promotional offers during the first nine months of this year, and fewer catalog mailings in 2007 that had an impact on first quarter 2008 sales.

Gross profit decreased by $20.3 million, or 11.9%, to $150.6 million in the first nine months of 2008, compared to $170.9 million for the same period last year. Gross profit decreased as a percentage of net revenues to 29.0% in the first nine months of 2008, a 150 basis point decrease compared to 30.5% for the same period last year. Gross profit as a percentage of revenues decreased primarily due to occupancy expense and lower vendor allowances recognized. Occupancy is our largest fixed expense and its impact on gross margin is largely driven by sales results, and the fixed nature of the expense de-leveraged gross margin by 96 basis points due to the year-over-year decline in sales. Reduced vendor allowances contributed to a decrease of 44 basis points and was due to reduced purchases in line with lower sales.

Selling, general and administrative expenses decreased $2.1 million, or 1.5%, to $139.5 million in the first nine months of 2008, compared to $141.7 million for the same period last year, and increased as a percentage of revenues to 26.9% in the first nine months of 2008, compared to 25.3% for the same period last year. The decrease in selling, general, and administrative expenses is primarily due to a decrease of $7.2 million in payroll, marketing and variable expenses. These reductions, which were driven by lower sales and the reduction in store count, were partially offset by $2.1 million associated with cooperating with the ongoing SEC investigation and $0.5 million expense related to West Marine associate training held in February 2008.

Impairment of long-lived assets was $2.4 million in the first nine months of 2008, compared to $0.4 million impairment for the same period last year. In addition to the third quarter 2008 store impairments discussed above, we impaired 36 stores during the first six months of this year. The impairment charge noted for last year was recorded for information technology assets that were superseded by the launch of new e-commerce assets. During the third quarter of this year, management also decided to close our distribution center located in Hagerstown, Maryland, and our call center located in Largo, Florida. We recognized restructuring expenses of $1.7 million consisting of $0.9 million for store closures, $0.1 million for Port Supply, $0.5 million for the distribution center, and severance costs of $0.2 million for reductions in force at the Watsonville Support Center.

Interest expense decreased $1.3 million, or 39.7%, to $1.9 million in the first nine months of 2008, compared to $3.2 million for the same period last year. The decrease in interest expense was due to both lower interest rates and lower average outstanding bank borrowings in the first nine months of 2008, compared to the same period last year.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax expense rate for the nine months of 2008 was 293.5%, compared with 39.0% for the same period last year. The change in our effective tax rate was largely due to management’s decision to place a full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources

Our cash needs primarily are for working capital to support our inventory requirements and capital expenditures for new and remodeled stores. We believe our existing credit facility and cash flow from operations will be sufficient to satisfy our liquidity needs over the next 12 months.

Operating Activities

        During the first nine months of 2008, net cash provided by operating activities was $34.0 million, compared to $49.8 million for the same period last year. The decline is driven by lower operating results and we expect this trend to continue through the fourth quarter. The net cash provided by operating activities this year includes an $8.2 million increase in accounts payable due to timing of payments and a $3.3 million decrease in other current assets due to timing of tax payments. This was partially offset by a decrease in accrued expenses and other of $3.6 million for the change in gift card liabilities consistent with seasonal activity and an increase in accounts receivable of $1.6 million also due to seasonal sales activity.

Investing Activity

We spent $11.5 million on capital expenditures during the first nine months of 2008, a $3.3 million decrease from the prior year, primarily due to lower spending on information technology projects partially offset by investment in building and production improvements at our distribution centers. We expect to spend between $15.0 million and $18.0 million on capital expenditures during 2008, mainly for store development activities, including new stores, a flagship store, remodels and expansions, and information technology. We have opened three stores and expect to open one additional store during fiscal year 2008. We intend to fund our investments through cash generated from operations and bank borrowings.

Financing Arrangements

Net cash used in financing activities was $22.6 million for the first nine months of 2008, representing net repayments under our credit facility. We received a de minimis amount from the exercise of vested stock options during the first nine months of 2008, compared to $2.9 million received for the same period last year.

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

The applicable margin for any date will depend upon the amount of available credit under the revolving loan facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the third quarter of 2008, the weighted-average interest rate on all of our outstanding borrowings was 3.8%.

The loan agreement contains customary covenants, including but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets. Additionally, minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained. As of September 27, 2008, we were in compliance with our bank covenants.

At September 27, 2008, borrowings under this credit facility were $29.3 million, bearing interest at rates ranging from 3.5% to 5.0%, and $98.8 million was available to be borrowed. At September 29, 2007, borrowings under this credit facility were $30.3 million, bearing interest at rates ranging from 6.4% to 8.3%. At September 27, 2008, we had $4.7 million of outstanding stand-by letters of credit and $1.0 million of outstanding commercial letters of credit, compared to $6.0 million outstanding stand-by letters of credit and $0.3 million of outstanding commercial letters of credit at the end of the third quarter last year.

Off-Balance Sheet Arrangements

Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2 – Properties and Note 9 to the consolidated financial statements in the 2007 Form 10-K.

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Seasonality

Historically, our consolidated revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. In 2007, 64% of our net revenues and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our retail markets.

Business Trends

Our research indicates that the U.S. boating industry currently is experiencing a down cycle, as evidenced by lower sales trends in each of our business segments compared to last year, lower new and used boat sales, and declining boat registrations in key states. We have been and are responding to this challenging industry climate by:

•	controlling our operating expenses and emphasizing specialized and localized product assortments in our stores;

•	opening a small number of stores, closing 25 to 30 stores and remodeling, expanding or significantly re-merchandising up to 25 stores;

•	reducing overhead by re-engineering and streamlining business processes;

•	closing our Maryland distribution center by year-end;

•	implementing service model changes in the Port Supply business which emphasizes growing sales profitably;

•	moving to a shared services model;

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

We believe worsening economic conditions and turmoil in the financial markets may have further adversely impacted discretionary consumer spending in an already challenging climate for the boating industry. It is unclear the extent to which these circumstances will persist and what overall impact they will have on future discretionary consumer spending.

During the third quarter of 2008, we incurred restructuring charges of $0.9 million for store closures, $0.1 million for Port Supply restructuring, and $0.5 million related to closing our Maryland distribution center. We also incurred severance costs of $0.2 million for reductions in force at the Watsonville Support Center. We expect costs for store closures in the fourth quarter of 2008 to be between $4.1 million and $6.8 million, most of which will be cash charges for lease terminations. We also expect to incur costs associated with the closure of our Largo, Florida call center between $1.0 million and $2.0 million. Finally, we expect to record additional charges of approximately $2.4 million to $3.5 million related to closing of our Maryland distribution center.

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

West Marine’s operations could be adversely affected if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in the 2007 Form 10-K, and those risks which may be described from time to time in West Marine’s other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

West Marine’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 27, 2008, due to the existence of the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

•

We did not maintain sufficient accounting resources with adequate training in the application of generally accepted accounting principles (“GAAP”) commensurate with our financial reporting requirements and the complexity of our operations and transactions.

•	Monitoring and oversight controls over the preparation of significant accounting estimates were not effective.

Despite the existence of these material weaknesses, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have previously undertaken remediation measures in the first and second quarter of 2008, but do not expect the material weaknesses identified above to be fully remediated until management has tested our internal controls over financial reporting and found them to be operating effectively. We expect to complete this process during our annual testing for fiscal 2008.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On March 21, 2008, a former hourly associate filed a lawsuit in the California Superior Court, County of Orange. The suit alleges, among other things, that we engaged in unfair business practices and failed to provide meal and rest periods, correct itemized statements, and appropriately pay discharged associates in violation of certain applicable sections of the California Labor Code and the California Business and Professions Code. The plaintiff seeks to represent himself and all similarly situated current and former hourly-paid associates employed by West Marine in the State of California. The plaintiff seeks reimbursement of wages, penalties and interest allegedly owed under the relevant California code sections, as well as an unspecified amount of damages and attorneys’ fees and costs recoverable by law. We filed an answer denying all charges and have served discovery. We believe that we have meritorious defenses to this lawsuit and we continue to vigorously defend it, including plaintiff’s efforts to certify a California class action. Additionally, we are involved in various other legal proceedings, claims and litigation including the SEC investigation discussed in our 2007 Form 10-K, as well as those arising in the ordinary course of business. Based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position or results of operations. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact our results of operations in any given period.

ITEM 1A – RISK FACTORS

We have included in Part I, Item 1A of our 2007 Form 10-K and Part II, Item 1A of our Form 10-Q for the quarter ended June 28, 2008, a description of certain risks and uncertainties that could affect the company’s business, future performance or financial condition, referred to as “Risk Factors.” These risk factors have not materially changed other than as set forth below. Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock.

Worsening economic conditions and financial market turmoil could adversely affect our business and results of operations.

Worsening economic conditions and turmoil in the financial markets may adversely impact consumer spending, particularly in discretionary areas, such as boating. Uncertainty about current and future economic conditions may cause consumers to refrain from discretionary purchases in response to tighter credit, decreased cash availability and declining consumer confidence. If these circumstances persist or continue to worsen, our future operating results could be adversely affected as compared to our current expectations.

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

Date: November 4, 2008	WEST MARINE, INC.

	By:	/s/ Geoffrey A. Eisenberg
Geoffrey A. Eisenberg
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer