Form 10-K
period 2009-01-03
WEST MARINE INC
filed 2009-03-16
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 27, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $90.3 million based on the closing sale price of $4.10, as reported on the NASDAQ Global Market on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2009
Common stock, $.001 par value per share	22,115,373 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2009.	Part II, Item 5 and Part III

WEST MARINE, INC.

2008 FORM 10-K ANNUAL REPORT

i

PRELIMINARY NOTE

This report is for the year ended January 3, 2009. This report modifies and supersedes documents filed prior to this report. The Securities and Exchange Commission (the “SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this report. In addition, information that we file with the SEC in the future automatically will update and supersede information contained in this report.

We undertake no obligation (other than that required by law) to publicly update or revise any disclosures contained in this report, whether as a result of new information, future events or otherwise. Website references throughout this report are for information only, and the content of these websites is not incorporated by reference and should not otherwise be considered a part of this report.

ii

PART I

ITEM 1—BUSINESS

General

West Marine is one of the largest boating supply retailers in the world with 2008 net revenues of $631.3 million. Our business strategy is to offer an assortment of competitively-priced merchandise for the boat and for the boater that meets the needs of individual boaters and boating businesses, provides great customer experiences, and offers the convenience of multi-channel shopping.

We have three reportable segments: Stores; Port Supply, our wholesale segment; and Direct Sales, which includes Internet and call center (previously referred to as catalog). Our Stores segment generated approximately 88% of our 2008 net revenues. Our 344 company-owned stores open at the end of 2008 are located in 38 states, Puerto Rico and Canada. In addition, we have one franchised store in Turkey. Our Port Supply segment is one of the largest wholesale distributors of marine supply and equipment in the United States. Products shipped to Port Supply customers directly from our warehouses represented approximately 6% of our 2008 net revenues. Our Direct Sales segment, which includes our Internet and call center operations, offers customers around the world more than 50,000 products and accounted for the remaining 6% of our 2008 net revenues. Financial information about our segments appears in Note 10 to our consolidated financial statements, in Item 8 of this report.

West Marine, Inc. was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. Unless the context otherwise requires, “West Marine,” “we,” “us,” “Company,” and “our” refer to West Marine, Inc. and its subsidiaries. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700. Our two distribution centers are located in Rock Hill, South Carolina and Hollister, California.

All references to 2008, 2007 and 2006 in this report refer to our fiscal years ended on January 3, 2009, December 29, 2007 and December 30, 2006, respectively. Fiscal year 2008 was a 53-week year, while both fiscal years 2007 and 2006 were 52-week years.

Stores Segment

Since opening our first store in Palo Alto, California in 1975, we have grown through internal expansion and through strategic acquisitions to 344 locations open at the end of 2008. During 2008, we opened four new stores.

In addition to our standard-sized stores—which typically range from 6,000 to 8,000 square feet and carry about 7,000 items—we operate large format stores, flagship stores, and smaller “express” stores. The large format stores range from 9,500 to 15,000 square feet and carry about 10,000 items. Express stores typically range from 2,500 to 3,000 square feet and carry about 3,000 items, mainly hardware and other supplies needed for day-to-day boat maintenance and repairs. We closed six express stores during 2008, ending the year with 21 express stores located throughout the United States.

At the end of 2008, we had flagship stores in Ft. Lauderdale, Florida and San Diego, California. At approximately 25,000 to 35,000 square feet, our flagship stores offer an expansive array of merchandise—about 18,000 items—as well as interactive displays designed to help customers make informed product selections. The evolution of our flagship program continued in early 2009 with the addition of two new locations in Brick, New Jersey and Jacksonville, Florida. These stores offer not only an extensive assortment of core boating hardware and supplies, but also present a broader selection of boating-related lifestyle products such as apparel. The flagship stores feature unique visual design elements and fixtures with a nautical theme, designed to create an exciting atmosphere that we believe will appeal to our customers.

We regularly monitor and take steps to improve individual store performance, including remodeling or expanding stores, relocating stores to more profitable locations and closing lower-performing stores which, along with our flagship store concept, form a part of our “market optimization” strategy. In 2008, we closed 32 stores, remodeled six stores and changed merchandise assortments to better serve local customer needs in 15 stores. In 2009, we expect to open a small number of stores in new markets and to close underperforming stores as and when appropriate. We will also continue to pursue opportunities to consolidate multi-store markets with larger square footage stores.

Port Supply Segment

Port Supply, our wholesale segment, was created to expand our market share across a broader customer base and to leverage our purchasing and distribution efficiencies. Our extensive store network gives Port Supply an advantage in serving wholesale customers seeking convenience and a larger assortment of products than those carried by typical distributors. We serve the wholesale market through commissioned sales representatives, our stores, our call center and the Internet at www.portsupply.com.

We distributed marine supplies to domestic and international wholesale customers in 2008. In 2008, our largest wholesale customer accounted for less than 2% of total Port Supply segment revenues. Port Supply customers include businesses involved in boat sales, boat building, boat commissioning and repair, yacht chartering, marina operations and other boating-related activities. In addition, Port Supply sells to government and industrial customers who use our products for non-boating purposes. Port Supply is striving to expand market share in 2009 by being the preferred wholesale distributor in the industry. We believe that our continued focus on geographic areas and customer types identified as having growth opportunities, complemented by the strengths of our business model, will drive growth in our Port Supply segment this year and the years ahead.

Direct Sales Segment

Our e-commerce website and virtual call center serve as the Direct Sales, or direct-to-customer, segment. This direct-to-customer channel complements the Stores segment by building brand awareness and acting as an additional marketing vehicle. This segment also provides customers with the option of shopping across the globe.

Our e-commerce website provides our customers with access to a broad selection of over 50,000 products, unique product advisor tips and technical information, over 100 product videos and customer-submitted product reviews. Over the past year, the direct-to-customer channel has been strengthened by investments and continuous improvements made in our e-commerce website. We believe our website is a cost effective means of testing market acceptance of new products and concepts.

This segment also provides customers with access to knowledgeable technical advisors who can assist our customers in understanding the various uses and applications of the products we sell. As previously disclosed, we closed our physical call center in 2008 and transitioned to a virtual call center in which our associates assist our customers while taking calls at home or from our support center in Watsonville, California. Our virtual call center supports sales generated through the e-commerce website, catalogs and stores and provides customer service offerings. Fulfillment of customer orders placed on the website or via our virtual call center is completed through our distribution centers, or in certain cases directly from the vendor to the customer.

We mail our catalogs to addresses from our proprietary customer list. In addition, we acquire potential customer names from a variety of sources, including lists purchased from or exchanged with other mail order merchandisers. All mail list exchanges are consistent with our published privacy policies. Our customer list is continually updated to include customer address changes and new customer prospects, and to eliminate non-responders and information of customers requesting to opt out of our marketing programs.

Foreign Sales

Through the Port Supply and Direct Sales segments, we promote and sell our marine products internationally. Through the Stores segment, we operate 10 stores located in Canada and we franchise one store in Turkey. For each of 2008, 2007 and 2006, revenues outside of the United States represented 5% or less of our total net revenues.

Customer Service

Offering exceptional customer service has been the cornerstone of West Marine since our beginning. We remain focused on the customer and providing great customer experiences, a commitment to excellence that is embraced by all West Marine associates. Many of our selling associates receive advanced product and technical training, empowering them to take great care of our customers. We will continue to listen to our customers and refine our business to meet their needs.

Merchandising

West Marine is committed to a broad assortment of merchandise that provides what our customers want, when they want it. Our merchandising department is responsible for vendor and product selections, and our planning and replenishment department is responsible for purchasing and managing inventory levels in our distribution centers and our stores. We also offer our customers the ability to special order products that we do not keep in inventory in our stores or at our distribution centers.

We purchased merchandise from more than 900 vendors during 2008 and realized savings through quantity purchases and direct shipments. In 2008, no single vendor accounted for more than 11% of our merchandise purchases, and our 20 largest vendors accounted for approximately 42% of our merchandise purchases. Generally, we purchase merchandise from our vendors on an order-by-order basis.

During 2008, we continued to offer private label merchandise, which typically feature higher gross margins than comparable branded products. Private label products, which we sell under the “West Marine” and “Seafit” brand names, usually are manufactured in Asia, the United States and Europe. We have a limited number of long-term contracts with our manufacturing sources and we compete with other companies for production facilities and import quota capacity.

Logistics

We operate two distribution centers: a 472,000 square foot facility in Rock Hill, South Carolina and a 240,000 square foot facility in Hollister, California. We closed our Hagerstown, Maryland distribution center during the second half of 2008. Vendors generally ship products to our distribution centers, where merchandise is inspected and prepared for shipment to stores and customers. Some vendors ship products directly to our stores. We use various third-party domestic and international transportation methods, such as ocean, air and ground, including our company-owned vehicles. Our distribution centers utilize advanced material handling equipment and voice-picking technologies, as well as radio frequency identification tagging, to enable real-time management of inventory.

Marketing

Our overall marketing objectives are to provide compelling product offerings to our customers that are aligned with our mission statement and financial goals, drive customer traffic, acquire new customers, and increase sales and profit. West Marine is committed to being a leader in sustainability within the industry by promoting “Green Boating” messages to our customers and the media. We position our West Marine brand to stand for superior selection, trust, friendly and knowledgeable service, competitive prices and shopping convenience. We market our products and services through direct mail catalogs and flyers, email, and advertisements in boating specialty publications, newspapers and on the Internet.

We participate in a number of boat shows and sponsor a number of boating-related events each year, ranging from sailing regattas and fishing derbies to waterway clean-up and environmental quality campaigns. These events are designed to encourage participation in boating, increase the number of people enjoying the boating lifestyle, promote environmental responsibility and improve West Marine’s brand recognition.

With nearly one million active members in 2008, our free and paid-subscription loyalty programs rank among the largest recreational boating membership programs in the United States.

Competition

The retail market for marine supplies is highly competitive and our stores compete with other specialty boating supply stores, and a variety of local and regional specialty stores, sporting good stores and mass merchants. Many of these competitors have stores in markets where we now operate. Also, we have a number of competitors engaged in the catalog, Internet and wholesale distribution of marine products. The principal factors of competition in our marketplace are selection, quality, availability, price, customer service, convenience and access to a wide variety of merchandise.

Trademarks and Service Marks

We own the trademarks and service marks “West Marine” and “Port Supply,” among others. These marks and a number of others are registered with the U.S. Patent and Trademark Office and in certain foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. We have a license to use the “BoatU.S.” tradename under a marketing agreement with the Boat Owners Association of the United States, although we have discontinued the use of the BoatU.S. tradename except in certain limited situations.

Associates

As of February 28, 2009, we had 4,154 associates, of whom 1,945 were full-time and 2,209 were part-time or temporary. A significant number of temporary associates are hired during our peak selling season, which is summer. For example, West Marine employed 5,577 associates on June 28, 2008.

Available Information

West Marine’s Internet address is www.westmarine.com. We make available, free of charge through the “Investor Relations” portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act including the exhibits thereto, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. Interested persons may also access copies of these reports through the SEC’s website, www.sec.gov. We will furnish to our stockholders any exhibit to this annual report upon the written request of such stockholder and the payment of a specified fee, said fee shall be limited to our reasonable expenses.

We have adopted a code of ethics for our associates and Board of Directors, as well as an additional code of ethics for our senior financial officers (including our principal executive officer, principal financial officer and principal accounting officer). Copies of these codes of ethics are available on our website at www.westmarine.com, or printed copies can be obtained by writing to the Secretary, West Marine, Inc., 500 Westridge Drive, Watsonville, California 95076. Any amendments to these codes of ethics, as well as any waivers that are required to be disclosed under the rules of the SEC or the NASDAQ Stock Market, are posted on our website.

ITEM 1A—RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline.

Our ability to generate revenue could be significantly affected by a prolonged economic recession.

The recent global economic crisis has caused a general tightening in credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed-income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. Because consumers often consider boats to be luxury items, our success depends upon a number of factors relating to consumer spending, including current and future economic conditions affecting disposable consumer income such as consumer confidence, employment, business conditions, fuel prices, interest rates, tax rates and rising consumer debt levels. In addition, our business opportunities are directly dependent upon the level of consumer spending on recreational boating supplies, a discretionary spending item. There can be no assurance that the current trends of reduced spending in the boating industry in general and the recreational boating aftermarket in particular will not continue or that reduced consumer spending in general will not continue, thereby adversely affecting our net revenues and profitability.

An inability to find suitable new and expanded store sites or delays in new store openings could materially affect our financial performance.

In order to meet our growth objectives, we will need to secure an adequate number of suitable new or expanded store sites, typically near marinas or other locations readily accessible by boaters. We require that all proposed store sites satisfy our criteria regarding cost and location. In addition, we may experience increased competition for store sites. We cannot assure that we will be able to find a sufficient number of suitable new sites for any planned expansion in any future period.

Our expected financial performance is based on our new or expanded stores opening on expected dates. It is possible that events such as construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of God, discovery of contaminants or accidents could delay planned new store openings beyond their expected dates or force us to abandon planned openings altogether. Any failure on our part to recognize or respond to these issues may adversely affect our revenue growth, which in turn may adversely affect our future operating results.

If we cannot successfully implement our expansion strategy, our growth and profitability could be adversely impacted.

Our continued growth depends to a significant degree on our ability to continue to expand our operations through the opening of new stores or the expanding or remodeling of existing stores, and our ability to operate these stores on a profitable basis. There can be no assurance that new, expanded and remodeled stores will achieve the expected level of profitability.

Our expansion is dependent upon a number of factors, including the adequacy of our capital resources and our ability to locate suitable store sites and negotiate acceptable lease terms, to hire, train and integrate associates and to adapt our distribution and other operational systems. There can be no assurance that we will be able to achieve our planned expansion or that such expansion will be accomplished on a profitable basis. Failure to achieve our planned expansion could have a material adverse effect on us.

Our expansion into new, unfamiliar markets presents increased risks that may prevent us from being profitable in these new markets.

Pursuant to our growth strategy, we are sometimes opening stores in new geographic markets. Typically, the first stores opened in a new market initially will not achieve operating results comparable to our existing stores due in large part to factors that generally affect store performance in new markets. These factors include less familiarity with local demographics, customer preferences, discretionary spending patterns, difficulties in attracting customers due to a reduced level of customer familiarity with our brand, difficulties in hiring a sufficient number of qualified store associates and other factors. In addition, entry into new markets may bring us into competition with new, unfamiliar competitors. We cannot assure you that we will be successful in operating our stores in new markets on a profitable basis.

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

We have undertaken a number of initiatives designed to build our long-term strength. If one or more of these initiatives is unsuccessful, our profitability could be adversely affected.

We have launched a number of initiatives designed to increase sales and lower costs. These initiatives include optimizing our supply chain and inventory levels, closing under-performing stores with corresponding workforce adjustments, tailoring store merchandise assortments for local markets, expanding our wholesale business, investing in Internet business growth and investing in flagship stores. Each of these initiatives carries a certain level of risk, primarily related to increased expenses or reduced sales, which when combined could be substantial. If we fail to successfully execute one or more of these strategies, our profitability could be adversely affected.

Our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, natural disasters such as hurricanes or extraordinary amounts of rainfall occur, especially during the peak boating season in the second and third fiscal quarters.

Our business is highly seasonal. The majority of our revenues occur between the months of April and August, which represent the peak boating months in most of our markets. Our annual results would be materially and adversely affected if our net revenues were to fall below expected seasonal levels during this period. Our business is also significantly affected by weather patterns. Unseasonably cool weather, prolonged winter conditions and/or extraordinary amounts of rainfall may decrease boating use in the peak season, resulting in lower maintenance needs and, therefore, decreased revenues.

Intense competition in the boating supply and outdoor recreation markets could reduce our revenue and profitability.

The retail market for recreational boating supplies and apparel is highly competitive. Our stores compete with other national specialty marine supply stores. Many of these competitors have stores in the markets in which we now operate and in which we plan to expand. We also compete with a wide variety of local and regional specialty stores and, to a lesser extent, sporting goods stores and mass merchants. Our Internet and call center operations compete with other Internet and catalog retailers as well as competitors’ stores. We also have a number of competitors in the wholesale distribution of marine products. In addition, a key competitive factor in the marine supplies market is price. The bankruptcy or liquidation of one or more of our competitors in any one of our market segments could result in such competitors offering close-out prices that we cannot viably match. Competitive pressures resulting from competitors’ pricing policies have adversely affected our gross margins, and such pressures are expected to continue. There can be no assurance that we will not face greater competition from other national or regional retailers or that we will be able to compete successfully with existing and new competitors.

If any of our key vendors or manufacturers fail to supply us with merchandise, we may not be able to meet the demands of our customers and our sales could decline.

We depend on merchandise purchased from our vendors and sourced from third-party manufacturers to obtain products for our sales channels. Generally, we deal with our suppliers on an order-by-order basis and have limited long-term purchase contracts or other contractual assurances of continued supply or pricing. Accordingly, our vendors and manufacturers could discontinue selling products to us at any time. The loss of any key vendor or manufacturer for any reason could limit our ability to offer products that our customers want to purchase. In addition, we believe many of our vendors obtain their products from China, Taiwan, Korea, Mexico and other countries, and we source products from third-party manufacturers in these countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be within our control or the vendor’s control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions, quotas, quality control and trade issues. Also, during weak economic times, such as those we are currently facing, there is an increased risk that certain of our vendors may file bankruptcy. Changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms, could negatively impact our operating results. Our operating results could also suffer if we are unable to promptly replace a vendor or manufacturer who is unwilling or unable to satisfy our requirements with a vendor or manufacturer providing equally appealing products.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results and financial condition could suffer.

Our future performance is substantially dependent upon the continued services of certain members of our senior management. We do not maintain any key-man life insurance for our senior management, including Randolph K. Repass, Chairman of our Board of Directors, nor Geoff Eisenberg, our President and Chief Executive Officer. The loss of the services of any key members of senior management could have a material adverse effect upon us. In addition, our continued growth depends on our ability to attract and retain skilled executives. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified executives in the future or that our current management team can achieve our planned expansion or continue to operate West Marine in a profitable manner.

Our business depends on our ability to meet our labor needs.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including general managers, assistant managers, call center associates and store associates, who understand and appreciate boating and the boating lifestyle and are able to communicate knowledgeably with our customers. Qualified individuals of the requisite caliber and in the numbers needed to fill these positions may be in short supply in some areas, and the turnover rate in the retail industry is high.

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

A natural disaster or other disruption at our support center or either of our distribution centers could cause us to lose merchandise or inhibit our ability to process orders and, therefore, make us unable to effectively deliver to our direct customers and retail stores.

We rely on the continuous operation of our support center in Watsonville, California, and our distribution centers in Hollister, California, and Rock Hill, South Carolina. Any natural disaster or other serious disruption to these operations due to fire, flood, earthquake, hurricane, terrorism or any other unforeseen circumstance could materially impair our ability to do business and adversely affect our financial position and future operating results.

Reliance on our information technology systems exposes us to potential risks.

Reliance on our information technology systems exposes us to potential risks of interruptions due to natural disasters, cyber-attacks, unplanned outages, or fraud perpetrated by malicious individuals, or other causes. The majority of our information technology systems and processes are based in our support center in Watsonville, California. We intend to increase our reliance on information technology systems in order to improve our business processes and supply chain efficiencies. Any unmitigated interruption of our information technology systems may have a negative impact on future financial results.

Our founder and Chairman, Randolph K. Repass, beneficially owns approximately 33% of our common stock. As a result, his interests may differ from that of our other stockholders.

Randolph K. Repass, the Chairman of our Board of Directors, beneficially owns approximately 33% of our common stock. As a result, Mr. Repass has substantial influence in the election of directors of West Marine and, in general, the outcome of any matter submitted to a vote of our stockholders, including mergers, consolidations or the sale of all or substantially all of our assets. Due to his significant ownership position, Mr. Repass may be able, in concert with others, to prevent or to cause a change in control of West Marine.

Our failure to comply with certain environmental regulations could adversely affect our business.

We sell paints, varnishes and other products. The storage, distribution and disposal of some of these products are subject to a variety of federal and state environmental regulations. Our failure to comply with these regulations could have an adverse impact on our business. In addition, we have indemnified certain of our landlords for any hazardous waste which may be found on or about the particular property or operation. If any such hazardous waste were to be found on property that we occupy, a significant claim giving rise to our indemnity obligation could adversely impact our operating results.

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

In 1999, we began insuring our workers’ compensation losses through a high deductible program. Our deductible per claim is $0.4 million, with statutorily determined limits. This high per-claim deductible permits us to maintain low premium rates but may result in unexpectedly high costs if actual losses greatly exceed the expected losses in a year, with a corresponding negative effect on our operating results.

Our workers’ compensation expense is tied directly to the frequency and severity of workplace injuries to our associates. The costs associated with our workers’ compensation program include case reserves for reported claims up to the $0.4 million per claim deductible, an additional expense provision for unanticipated increases in the cost of open injury claims (known as “adverse loss development”) and for claims incurred in prior periods but not reported (referred to as “IBNR”), as well as fees payable for claims administration. We recognize our liability for the ultimate payment of incurred claims and claims adjustment expenses by accruing liabilities on an actuarial basis which represent estimates of future amounts necessary to pay claims and related expenses with respect to covered events that have occurred. It is possible that our actual future workers’ compensation obligations may exceed the amount of its accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims, and the effect, if any, of claims incurred but not reported.

The SEC’s current investigation arising from the prior restatement of our historical financial results and for which the SEC staff intends to recommend an enforcement action may adversely affect our financial condition, results of operations and the price of our common stock.

As previously disclosed, the SEC is investigating the facts and circumstances that gave rise to our prior restatement of our financial results for fiscal years 2005 and 2004, which related to our review and reevaluation of our accounting for indirect costs included in inventory cost and of our adoption of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” in fiscal year 2003. The enforcement staff of the SEC has recently informed us that they intend to recommend that the SEC bring a civil action against the company. We cannot predict the ultimate outcome of the SEC investigation or any other legal proceedings, including the staff-recommended civil action, that may arise out of the SEC investigation or otherwise related to our prior restatements. We also could be subjected to other lawsuits and could become the subject of other regulatory inquiries or investigations, including an investigation into our restatement last year relating to our historical accrual for workers’ compensation liability reserves and other previously undetected errors that individually were not material but in the aggregate required adjustments. If we are subject to adverse findings in any proceedings, we could be required to incur costs, or pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our financial condition and results of operations.

Dealing with matters related to the SEC investigation or any related legal or administrative proceeding could divert management’s attention from managing our day-to-day operations. Additionally, expenses that may arise from responding to the SEC investigation, management’s review of responsive materials, any related litigation or other associated activities could be significant. Current and former associates, officers and directors may seek indemnification, advancement or reimbursement of expenses from us, including attorneys’ fees, with respect to the current investigation or future proceedings related to this matter, if any such investigation or proceeding involves such associates, officers and directors personally. In addition, the SEC investigation or any related legal or administrative proceeding may adversely affect our ability to obtain, or increase the cost of obtaining, directors’ and officers’ liability and other types of insurance. These events could adversely affect our financial condition, results of operations and the price of our common stock.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. In connection with the preparation of the financial statements for our fiscal year ended December 29, 2007, we identified material weaknesses in our internal control over financial reporting, which weaknesses have been remediated. We cannot assure you that we will be able to timely remediate any further material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

The price of our common stock may be subject to volatile fluctuations based on fluctuations in our quarterly results, general economic and market conditions and by our ability to meet market expectations.

The market price of our common stock may be subject to significant fluctuations in response to operating results, comparable store sales announcements, announcements by competitors, our ability to meet market expectations and other factors. In addition, our quarterly results may also fluctuate significantly as a result of a variety of other factors such as timing of new store openings and associated pre-opening expenses, acquisitions, competitors’ store openings, competitors’ pricing policies and the net sales contributed by new stores and merchandise. Variations in the market price of our common stock may also be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors. These market fluctuations, as well as general economic conditions, may adversely affect the market price of our common stock. We cannot assure that the market price of our common stock will not fluctuate or decline significantly in the future.

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

General economic and business conditions as well as those specific to the retail industry may adversely affect our business and results of operations.

Worsening economic and business conditions may adversely impact consumer spending, particularly in discretionary areas, such as boating. Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty. In addition, recent volatility in fuel and other energy prices as well as consumer uncertainty that has accompanied the recent home mortgage and credit “crisis” and general weakness in housing markets and the economy in general has resulted in decreased discretionary consumer spending. A continuing decline in consumer confidence or the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

Our profitability may be adversely affected if we do not continue to improve our business processes.

From time to time we may have to restructure our business to react to worsening economic conditions and/or to changing technology, products and markets. If we are not able to continue to improve our business processes, our financial and our information technology systems, or if we are not able to restructure our business in response to the deteriorating economic conditions, we may not be able to achieve our financial objectives.

Fluctuations in currency exchange rates may adversely impact our cash flows and earnings.

We have retail stores outside the United States, primarily in Canada, and therefore our cash flows and earnings are exposed to currency exchange rate fluctuations, especially fluctuations between the U.S. dollar and the Canadian dollar. While we may attempt to limit our exposure to exchange rate changes by entering into short-term currency exchange contracts, there is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful. Our currency exchange gains or losses may adversely impact our cash flows and earnings. Additionally, adverse movements in currency exchange rates could result in a reduction in growth of international direct sales, impacting our cash flows and earnings.

Economic and other factors affecting financial institutions and the value of our collateral could affect our access to capital.

Borrowings against our credit facility represent our primary source of capital. U.S. and global credit markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, an increasing number of financial institutions have reported significant deterioration in their financial condition. If our lender is unable to perform its obligations under our existing credit facility, and we are unable to find suitable replacements on acceptable terms, our results of operations, liquidity and cash flows could be adversely affected. Further, our existing credit facility expires in December 2010. Given the current credit environment, we may not be able to renew the facility with terms and conditions similar to our existing facility and our cost of borrowing may, in fact, be higher than our existing facility.

Our credit facility is secured by a security interest in our assets, primarily inventory and accounts receivable. Under the terms of our credit facility, the availability of borrowings under the facility is directly related to the assessed values of these assets. If the value of these assets were to decline due to market conditions or any other reason, this would in turn reduce the amount of capital available to West Marine. The resulting lack of liquidity could adversely affect our ability to operate and appropriately invest in the business.

Our reputation and business could be materially harmed as a result of data breaches, unauthorized access or hacking.

The protection of our customer, associate and company data is critical to West Marine. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Additionally, our Internet operations are subject to a number of risks, including reliance on third-party providers, online security breaches and/or credit card fraud. Credit card issuers have promulgated credit card security guidelines as part of their ongoing effort to battle identity theft and credit card fraud. We continue to work with our third-party providers and credit card issuers to assure that our products and services comply with the credit card association’s security regulations. There can be no assurances, however, that our processes and systems, or those of our third-party providers, are invulnerable to unauthorized access or hacking. Unauthorized intrusion into portions of our computer systems, or those of our third-party providers that process and store information related to our customer transactions, may result in a data breach and theft of customer data.

We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential customer information, such as customer’s payment cards and personal information. Furthermore, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and legally mandated by payment card industry standards, not by us. Compliance with these requirements may result in cost increases due to necessary system and administrative process changes. Improper activities by third parties, advances in computer and software capabilities and encryption technologies, new tools and discoveries, and other events or developments, may facilitate or result in a compromise or breach of our computer systems. Any such compromises or breaches could cause interruptions in our operations, damage our reputation, subject us to costs, fines or liabilities, and potentially hurt sales, revenues and profits.

We face the risk of exposure to product liability claims, product recalls and adverse publicity.

We market and distribute products purchased from third-party suppliers, including products which are marketed and resold under our private label brand. We may inadvertently resell product(s) that contain a defect which may cause property damage or personal injury to our end-user customers, which therefore exposes us to the risk of adverse publicity, product liability claims, and product recalls or other regulatory or enforcement actions, including those initiated by the U.S. Consumer Product Safety Commission, by state regulatory authorities or through private causes of action. We generally seek contractual indemnification and insurance coverage from our suppliers and we carry our own insurance. However, if the insurance coverage is not adequate and/or the contractual indemnification is not provided by or enforceable against the supplier, product liability claims relating to defective and/or recalled products could have a material adverse effect on our ability to successfully market our products and on our business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that our products caused property damage or personal injury could damage our brand identity and our reputation with existing and potential customers and have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. or foreign laws and regulations could increase our cost of doing business.

We are subject to a wide variety of laws and regulations in the United States and the other countries and jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices and/or our profitability. Changes in U.S. or foreign law that change our operating requirements with respect to sourcing or reselling products could increase our costs of compliance or make it too expensive for us to offer such products, which could lead to a reduction in revenue. Also, changing regulations and laws governing the Internet and e-commerce transactions (including taxation, user privacy, data protection, pricing and electronic communications) could impede the growth of our Internet business and increase our cost of doing business. Furthermore, changes in federal or state wage requirements (including changes in entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation) could adversely impact our ability to achieve our financial targets. Additionally, because a portion of our merchandise is imported from overseas, changes in trade restrictions, new tariffs and quotas, and higher shipping costs for goods could adversely impact our merchandise costs and our ability to achieve anticipated operating results.

Changes in accounting standards, interpretations or applications of accounting principles, and subjective assumptions, estimates and judgments by management related to complex accounting matters, could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business including, but not limited to, inventory valuation adjustments, capitalized indirect costs, costs associated with exit activities, impairment of long-lived assets, workers’ compensation reserves, and valuation allowances against our deferred tax assets, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance. Additionally, unanticipated changes in accounting principles and related accounting pronouncements, their interpretation and/or their application to our financial statements could result in material charges to our financial statements.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our executive offices and support center are located in a 106,000 square foot facility in Watsonville, California, which we occupy under a lease that expires in 2011. We operate a 240,000 square foot distribution center located in Hollister, California, under a lease that expires in 2011, and a 472,000 square foot distribution center located in Rock Hill, South Carolina, under a lease that expires in 2017.

At January 3, 2009, our 344 stores comprised an aggregate of approximately 2.7 million square feet of space. Nearly all of our stores are leased, typically for a five-year or 10-year initial term, with options to renew for at least one five-year period. In some leases, we pay a fixed rent, in others we have a period of fixed rent and then a rent change that is either fixed or determined by a consumer price index calculation. Substantially all of our leases require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses and common area maintenance.

ITEM 3—LEGAL PROCEEDINGS

On March 21, 2008, a former hourly associate filed a lawsuit in the California Superior Court, County of Orange. The suit alleges, among other things, that we engaged in unfair business practices and failed to provide meal and rest periods, correct itemized statements, and appropriately pay discharged associates in violation of certain applicable sections of the California Labor Code and the California Business and Professions Code. The plaintiff seeks to represent himself and all similarly situated current and former hourly-paid associates employed by West Marine in the State of California. Although we continue to believe that we provided the required meal and rest breaks to our associates and, therefore, deny the claims underlying the lawsuit, during a mediation held between the parties in December 2008, we decided to settle this lawsuit in order to avoid significant legal fees, the uncertainty of a jury trial, distractions to our operations, and other expenses and time that would have to be devoted to protracted litigation. Pursuant to the settlement, we will pay up to $0.2 million (with a floor amount equal to 55% to cover claims by eligible class members after deducting for plaintiff attorneys’ fees and costs, class administration costs and payment to the named plaintiff). The exact amount that will be paid depends on the court’s approval, as well as on the number and amount of claims that are submitted by class members. The court will hold a hearing on or about April 9, 2009 to consider preliminary approval of the settlement agreement. If approved, the terms of the settlement will not include any admission of liability by us, will fully resolve all claims brought by the plaintiff in this lawsuit, and we expect to pay all settlement proceeds by the end of the second quarter of fiscal 2009. We do not expect the settlement to have any material adverse effect on our financial position or results of operations.

Additionally, we are involved in various other legal proceedings, claims and litigation, including the SEC investigation described in Item 1A of this report under “The SEC’s current investigation arising from prior restatement of our historical financial results and for which the SEC staff intends to recommend an enforcement action may adversely affect our financial condition, results of operations and the price of our common stock,” as well as those arising in the ordinary course of business. Based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted, individually and in the aggregate, will have a material adverse effect on our financial position. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact our results of operations in any given period.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
High	$9.44	$7.05	$6.21	$6.47
Low	$6.40	$4.10	$3.45	$3.91
2007
High	$18.21	$18.26	$16.98	$12.13
Low	$15.70	$13.19	$11.35	$8.39

As of March 10, 2009, there were approximately 7,000 holders of record of our common stock, and the last sale price reported on the NASDAQ Global Market was $3.95 per share.

We have not paid any cash dividends on our common stock, and we do not anticipate doing so in the foreseeable future.

The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our definitive proxy statement for the 2009 annual meeting of stockholders.

The following graph compares the five-year cumulative total stockholder return on West Marine common stock with the five-year cumulative total return of (i) the NASDAQ Market Index and (ii) peer companies in the Hemscott Industry Group 745—Specialty Retail, Other index. The graph showing the Hemscott Industry Group 745—Specialty Retail, Other was compiled and prepared for West Marine by Hemscott, Inc. The index presented below consists of 43 specialty retailers. †

	01/04/2004	01/01/2005	12/31/2005	12/30/2006	12/29/2007	01/03/2009
West Marine, Inc.	$100.00	$92.66	$52.34	$64.66	$33.77	$31.52
Specialty Retail, Other	100.00	120.83	122.90	146.73	117.56	112.49
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

The performance graph set forth above will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that we specifically incorporate it by reference, and will not otherwise be deemed to be soliciting material or to be filed under such Acts. The stock price performance depicted in the graph is not necessarily indicative of future stock price performance.

†	The specialty retailers in the Hemscott Industry Group 745—Specialty Retail, Other index that are included in West Marine’s performance graph are as follows: 1-800-Flowers.com, A.C. Moore Arts & Crafts, Inc., Assured Pharmacy, Inc., Barnes & Noble, Inc., Blink Couture, Inc., Books-A-Million, Inc., Borders Group, Inc., Clyvia, Inc., Coldwater Creek, Inc., Emerging Vision, Inc., Ferrellgas Partners, L.P., Fleurs de Vie, Inc., Gallery of History, Inc., Gander Mountain Company, IdeaEdge, Inc., Inergy Holdings, L.P., Inergy, L.P., IParty Corp., Jo-Ann Stores, Inc., Luxottica Group S.P.A. (ADR), MarineMax, Inc., Medifast, Inc., Midas, Inc., Office Depot, Inc., Omphalos Corp., Perfumania Holdings, Inc., PetSmart, Inc., Sally Beauty Holdings, Inc., Silver Pearl Enterprises, Inc., Sotheby’s, Staples, Inc., Star Gas Partners, L.P., Suburban Propane Partners, L.P., Titan Machinery, Inc., Tractor Supply Company, TravelCenters of America LLC, Ultrapar Participacoes S.A., Vertical Branding, Inc., Vibe Records, Inc., WaterPure International, Inc., Wireless Age Communications, Inc., Zagg, Inc., and West Marine, Inc.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated balance sheet data for 2008 and 2007 and consolidated statement of operations data for 2008, 2007 and 2006 have been derived from our consolidated financial statements for the fiscal years appearing elsewhere in this report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and notes thereto in Item 8.

(in thousands, except per share and operating data)	2008		2007		2006		2005		2004
Consolidated Statement of Operations Information:
Net revenues	$631,258		$679,561		$716,644		$692,137		$683,227
Income (loss) from operations	(22,932	)(1)	(51,107	)(3)	(4,356	)(4)	(666	)(5)	40,215	(7)
Income (loss) before income taxes	(25,270	)(1)	(55,069	)(3)	(10,762	)(4)	(7,741	)(5)(6)	32,903	(7)(8)
Net income (loss)	(38,800	)(1)(2)	(49,976	)(3)	(7,624	)(4)	(3,022	)(5)(6)	21,557	(7)(8)
Net income (loss) per share:
Basic	$(1.76	)(1)(2)	$(2.30	)(3)	$(0.36	)(4)	$(0.14	)(5)(6)	$1.04	(7)(8)
Diluted	(1.76	)(1)(2)	(2.30	)(3)	(0.36	)(4)	(0.14	)(5)(6)	1.01	(7)(8)
Consolidated Balance Sheet Information:
Working capital	$183,223		$207,722		$213,674		$256,171		$266,553
Total assets	314,592		368,318		430,129		475,997		505,371
Long-term debt, net of current portion	47,000		52,338		69,027		117,000		124,064
Operating Data:
Stores open at year-end	344		372		377		404		375
Comparable stores net sales increase (decrease)	(6.8%)		(1.9%)		2.4%		(2.2%)		0.3%

(1)	Includes the following items on a pre-tax basis: a $10.7 million pre-tax charge for store closures and other restructuring costs (see Note 3 to our consolidated financial statements for further discussion); a $2.9 million pre-tax charge for impairment of long-lived assets; and $2.2 million of costs related to an SEC investigation.

(2)	Includes the impact of a $23.2 million non-cash charge, to provide a full valuation allowance against all net deferred tax assets, including 2008 additions to deferred tax assets.

(3)	Includes the following items on a pre-tax basis: a $56.9 million non-cash charge for impairment of goodwill (see Note 1 to our consolidated financial statements for further discussion); $2.7 million of costs related to an SEC investigation; $1.3 million of termination severance payments to our former chief executive officer; a $1.3 million non-cash charge for impairment of long-lived assets; and a $0.6 million pre-tax charge for store closure and other restructuring costs.

(4)	Includes a $10.9 million pre-tax charge for store closures and other restructuring costs (see Note 3 to our consolidated financial statements for further discussion), and a $4.6 million pre-tax charge for impairment of long-lived assets.

(5)	Includes a $4.0 million pre-tax charge for reducing inventory value, an $8.8 million pre-tax charge for cancelled software development projects and a $2.0 million pre-tax charge for discontinuing use of an acquired tradename.

(6)	Includes a $0.8 million pre-tax charge for the unamortized portion of loan costs related to the repayment of then-existing debt, in connection with obtaining a new bank credit facility.

(7)	Includes a $1.9 million pre-tax charge related to certain lease accounting corrections.

(8)	Includes a $1.1 million pre-tax gain on the sale of real property and a $1.4 million pre-tax charge for the unamortized portion of loan costs related to the repayment of then-existing debt, in connection with obtaining a new bank credit facility.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and supplementary data in Item 8.

“Safe Harbor” Statement Under Section 21E of the Exchange Act

The statements in this Form 10-K that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, performance and similar projections, as well as facts and assumptions underlying these statements or projections. These forward-looking statements, which are included in accordance with the provisions of Section 21E of the Exchange Act, may involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that actual results will not differ materially from these expectations. These risks, uncertainties and other factors are discussed under risk factors in Item 1A of this report.

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

Overview

West Marine is one of the largest boating supply retailers in the world with 2008 net revenues of $631.3 million. Net loss in 2008 was $38.8 million, including a $10.7 million pre-tax charge for store closures and other restructuring costs, a $2.9 million non-cash, pre-tax charge for impairment of long-lived assets and the impact of a $23.2 million charge to provide a full valuation allowance against our net deferred tax assets. Our business strategy is to offer an assortment of competitively-priced merchandise for the boat and for the boater that meets the needs of individual boaters and boating businesses, provides great customer experiences and offers the convenience of multi-channel shopping.

We have three reportable segments: Stores; Port Supply; and Direct Sales. Our Stores segment generated approximately 88% of our 2008 net revenues. Our 344 company-owned stores open at the end of 2008 are located in 38 states, Puerto Rico and Canada. In addition, we have one franchised store in Turkey. Our Port Supply segment is one of the largest wholesale distributors of marine equipment in the United States. Products shipped to Port Supply customers directly from our warehouses represented approximately 6% of our 2008 net revenues. Our Direct Sales segment, which includes our Internet and catalog operations, offers customers around the world more than 50,000 products and it accounted for the remaining 6% of our 2008 net revenues.

Our fiscal 2008 financial results reflected continued weakness in revenues stemming from reduced boating activity, and weakness and uncertainty in the economy in general. As we experienced worsening market conditions and lower than expected sales levels early in the year, we announced a series of restructuring and cost reduction initiatives to improve our economic performance in the shorter term, while maintaining our ability to deliver future growth. We estimate the annualized pre-tax profit improvement resulting from the following restructuring and cost reduction initiatives to be approximately $20 million to $25 million.

•

Store closures: We increased our store closures to 32, 24 as part of restructuring activities and eight due to our real estate optimization strategy. Our real estate optimization strategy moves us toward having fewer, larger stores with better economics and a larger footprint to better meet our customers’ needs with a broader and more specialized assortment of merchandise.

•

Distribution center closure: In 2008, we closed one of our three distribution centers located in Hagerstown, Maryland. The closure of our Maryland distribution center reflected not only our reduced supply chain requirements due to lower sales, but also the improvements we made in managing our inventory. In addition to the operational cost benefits derived from transitioning from three to two distribution centers, we realized a one-time cash savings due to the elimination of duplicate stock levels associated with replenishing goods to our sales channels from this additional location.

•

Call center closure: We closed our Largo, Florida call center and transitioned to a new on-line call center technology that allows most of our sales, technical, and customer service associates to work from home, or in what we call our “virtual call center.” We do continue to have some call center associates housed in our support center in Watsonville, California. We expect the virtual call center format will provide improved customer service and long-term cost savings.

•

Port Supply: We implemented changes in our Port Supply wholesale segment designed to increase profitability, including modifications to our in-store wholesale pricing model, additional account qualification requirements, and a restructuring of our external and internal sales functions, support functions and delivery services.

•

Store operations and other support departments: We have continued to focus on re-engineering and simplifying processes, restructuring our internal organizations, and prioritizing activities with a careful eye towards maximizing return-on-investment.

We continue to focus on key initiatives designed to position West Marine for sustained, long-term growth and profitability, and we remain committed to controlling our expense structure.

Results of Operations

The following table sets forth certain income statement components expressed as a percent of net revenues:

	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	73.5%	71.3%	71.1%

Gross profit	26.5%	28.7%	28.9%
Selling, general and administrative expense	28.0%	27.6%	27.4%
Goodwill impairment	0.0%	8.4%	0.0%
Store closures and other restructuring costs	1.6%	0.1%	1.5%
Impairment of long-lived assets	0.5%	0.1%	0.6%

Loss from operations	(3.6%)	(7.5%)	(0.6%)
Interest expense	0.4%	0.6%	0.9%

Loss before income taxes	(4.0%)	(8.1%)	(1.5%)
Provision (benefit) for income taxes	2.1%	(0.7%)	(0.4%)

Net loss	(6.1%)	(7.4%)	(1.1%)

Fiscal 2008 Compared with Fiscal 2007

Net revenues for 2008 were $631.3 million, a decrease of 7.1%, compared to net revenues of $679.6 million for 2007. Net loss for 2008 was $38.8 million, which included a $10.7 million pre-tax charge for store closures and other restructuring costs, a $2.9 million non-cash, pre-tax charge for impairment of long-lived assets and the impact of a $23.2 million charge to provide a full valuation allowance against our net deferred tax assets. This compares to a net loss for 2007 of $50.0 million, which included a $56.9 million non-cash, pre-tax charge for impairment of goodwill, $1.3 million non-cash, pre-tax charge for impairment of long-lived assets and $0.6 million non-cash, pre-tax charge for store closures and other restructuring costs. The year ended January 3, 2009 was a 53-week fiscal period. The impact on our consolidated financial statements of the additional week was immaterial.

Segment revenues

Net revenues for the Stores segment decreased $42.3 million, or 7.1%, to $551.8 million in 2008, primarily due to a $38.2 million, or 6.8%, decrease in comparable store sales and an $18.5 million decrease attributable to store closures in 2007 and 2008. Partially offsetting the sales decreases was an $11.5 million increase from new stores opened in 2007 and 2008. We do not expect improvements in the overall economy for 2009 and we expect sales to decline at roughly the same pace we experienced in 2008. We expect to open a small number of stores in new markets and to close underperforming stores when the economics are favorable. We will also continue to pursue opportunities to consolidate multi-store markets with larger square footage stores.

Port Supply net revenues through our distribution centers decreased $2.2 million, or 5.2%, to $39.5 million in 2008, primarily due to increased revenues to Port Supply customers through our store locations which are included in Stores revenues. Across the Port Supply business (stores and warehouse), we saw lower sales year-over-year to two customer types, boat dealers and boat builders. We believe these customers are being negatively impacted by the challenging economic environment and credit crisis. We expect this decline to continue through fiscal 2009.

Net revenues from our Direct Sales segment decreased $3.9 million, or 8.9%, to $40.0 million, due to decreased revenues from our call center channel. The decrease from the call center channel was partially offset by increased Internet revenues. The overall decline in this segment was driven by lower domestic sales, partially offset by higher sales from some international markets. We do not expect that the international sales growth experienced last year will necessarily continue.

At a fundamental level, we believe that the weakness in the economy has had, and will continue to have, a depressing effect on our revenues, with corresponding risks to our earnings and cash flow. We believe our customer traffic and sales are most closely tied to boat usage, which is a discretionary spending item. As consumers have to make economic tradeoffs, we believe that spending on boating-related activities is being reduced.

There are a number of steps we are taking to respond to lower sales expectations, to ensure orderly management of the business and to preserve our financial strength to survive the current downturn, with the ultimate goal being to maximize opportunities when the marketplace recovers. The common theme has been to reduce expenses and maximize cash flow. Two initiatives through which we are accomplishing this are: the restructuring that was executed in 2008 (e.g., store, distribution center and call center closings, as well as overhead expense reductions) discussed above; and the conservative budget put into place for 2009, which focuses on expense control and cash management designed to deliver positive cash flow, debt reduction and higher inventory turnover despite continued negative sales trends.

Comparable store sales

Comparable store sales for the 53-week period ending January 3, 2009 decreased in 2008 by 6.8%, or $38.2 million, compared to the 52-week period ending December 29, 2007. Comparable store sales changes during the first, second, third and fourth quarters of 2008 were (9.4%), (7.8%) (4.7%) and (5.1%), respectively. As compared to the corresponding 53-week period ended January 5, 2008, comparable store sales decreased 7.6%. The decline in comparable store sales reflects lower sales of higher-priced discretionary items and lower in-store traffic levels throughout the year. Sales of usage-based products, such as fishing and watersports equipment, declined at a rate greater than the overall comparable store trend, which we believe is indicative of reduced boating activity. The overall comparable store trends were consistent across the country and we do not expect them to improve until there is a general improvement in the economy. We expect consumers to continue to reduce spending on both discretionary and needs-based boating supplies and anticipate that comparable store sales decline in 2009 will be greater than 2008.

Gross profit

Gross profit decreased by $27.4 million, or 14.1%, to $167.4 million in 2008, compared to $194.9 million for 2007. Gross profit decreased primarily due to lower sales. Gross profit as a percentage of net revenues decreased to 26.5% in 2008, a decrease of 220 basis points compared to 28.7% in 2007. Gross profit was lower as a percentage of revenues by 75 basis points due to occupancy expense. Occupancy is our largest fixed expense and its impact on gross margin is largely driven by sales results and the fixed nature of the expense. Vendor allowances de-leveraged, down 69 basis points, because of the reduced purchases for 2008 in line with lower sales and reduced inventory. Buying and distribution also contributed to the decline as a percentage of revenues, down 40 basis points.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $10.4 million, or 5.6%, to $176.8 million in 2008, compared to $187.2 million for 2007 and increased as a percentage of revenues to 28.0% in 2008, a 40 basis point increase, compared to 27.6% in 2007. The impact of expense controls implemented in 2008, combined with lower variable expenses driven by lower revenues, resulted in a $7.8 million decrease. Decreased expenses associated with stores closed in 2008 drove a further $3.4 million reduction. Expenses were also lower due to lower management bonuses with a year-over-year reduction of $1.9 million in 2008 and $1.3 million paid to our former chief executive officer as severance compensation in fiscal 2007. Lower expenses were partially offset by $2.8 million in unfavorable foreign currency translation adjustments.

Store closure and other restructuring costs

In 2008, we anticipated closing a small number of stores, which we originally estimated to be in the range of 10 to 15 locations. These closures were primarily due to relocation, or consolidation of smaller stores into fewer, larger stores to better serve our markets. During the second quarter of fiscal 2008, we conducted a more detailed analysis of store operations, particularly in light of deteriorating boating market conditions, and concluded that additional underperforming stores should be closed. During the year we closed 32 stores spread across several major boating markets. These stores were identified as having no reasonable expectation of significant positive cash flow over the near term. During the third quarter of 2008, as part of the business restructuring effort, management decided to close our distribution center located in Hagerstown, Maryland, and our call center located in Largo, Florida. We recognized restructuring expenses of $10.7 million consisting of $6.9 million for store closures, $0.1 million for Port Supply, $2.9 million for the distribution center, $0.5 million for the call center, and severance costs of $0.3 million for reductions in force at our Watsonville, California support center. For additional information, see Note 3 to our consolidated financial statements.

Impairment of long-lived assets

Impairment of long-lived assets was $2.9 million in fiscal 2008, compared to $1.3 million impairment charges for 2007. The impairment was primarily due to 45 impaired stores. The 2007 impairment charge of $1.3 million was for impairment of store and information technology assets.

Interest expense

Interest expense decreased $1.6 million, or 41.0%, to $2.3 million in 2008, compared to $4.0 million in 2007. The decrease in interest expense was due to both lower interest rates and lower average outstanding bank borrowings in fiscal 2008, compared to fiscal 2007.

Income taxes

Our effective income tax rate for 2008 was a provision of 53.5%, compared to a benefit of 9.2% in 2007. The change in our effective tax rate was due to management’s decision to establish a full valuation allowance of $23.2 million on the net deferred tax assets. For more information, see Note 8 to our consolidated financial statements.

Fiscal 2007 Compared with Fiscal 2006

Net revenues for 2007 were $679.6 million, compared to net revenues of $716.6 million for 2006. Net loss for 2007 was $50.0 million, including a $56.9 million pre-tax, charge for goodwill impairment, compared to a net loss for 2006 of $7.6 million, including a $10.9 million pre-tax, charge for store closures and other restructuring costs and a $4.6 million pre-tax charge for impairment of long-lived assets.

Segment revenues

Net revenues for the Stores segment decreased $35.8 million, or 5.7%, to $594.1 million in 2007, primarily due to a $23.1 million revenue decline attributable to the closure of certain underperforming stores during 2006 and an $11.4 million decrease in comparable store sales. Additionally, revenues declined $5.0 million due to stores closed in 2007 and $3.3 million due to our reduced participation in events outside of store locations. Partially offsetting the revenue decreases was a $6.1 million increase from new stores opened in 2007. Port Supply revenues through our distribution centers decreased $1.9 million, or 4.3%, to $41.6 million in 2007, primarily due to increased revenues to Port Supply customers through our store locations, which are included in Stores sales. Net revenues of our Direct Sales segment increased $0.6 million, or 1.4%, to $43.8 million, due to $2.0 million in increased revenues from our Internet channel. The increase from the Internet channel was partially offset by reduced call center revenues.

Comparable store sales

Comparable store sales decreased in 2007 by 1.9%, or $11.4 million. Comparable store sales changes during the first, second, third and fourth quarters of 2007 were (2.1%), (2.9%), 0.3% and (3.0%), respectively. The decline in comparable store sales reflects the softer sales of higher-priced discretionary items and lower in-store traffic levels extending into the peak part of the boating season, which we believe is indicative of reduced boat usage. These trends were particularly evident in Florida, which is a key boating market.

Gross profit

Gross profit decreased by $12.3 million, or 5.9%, to $194.9 million in 2007, compared to $207.2 million for 2006. Gross profit as a percentage of net revenues decreased to 28.7% in 2007, a decrease of 20 basis points compared to 28.9% in 2006. Gross profit as a percentage of revenues decreased primarily due to occupancy expense. Occupancy is our largest fixed expense and its impact on gross margin is largely driven by revenue results, and while occupancy expense decreased $2.5 million, or 3.6%, the fixed nature of the expense deleveraged gross margin by 13 basis points due to the year-over-year decline in revenues.

Selling, general and administrative expenses

Selling, general and administrative expense decreased by $8.8 million, or 4.5%, compared to 2006 and increased as a percentage of revenues to 27.6% in 2007, a 20 basis point increase, compared to 27.4% in 2006.

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

Goodwill impairment

We updated our analysis and evaluation of goodwill for possible impairment as of December 29, 2007 due to fourth quarter changes in future cash flow expectations, market values of guideline companies and other factors used for impairment testing. We re-tested goodwill and determined that the carrying amount of its net assets exceeded fair value. As a result, we recorded a non-cash impairment charge related to goodwill of $56.9 million in the fourth quarter of fiscal 2007, and as of fiscal year end, we had no goodwill on the balance sheet. For more information, see Note 1 to our consolidated financial statements.

Store closure and other restructuring costs

Store closure and other restructuring costs decreased by $10.3 million to $0.6 million in fiscal 2007, compared to $10.9 million for fiscal 2006. In 2006, we closed 35 stores, including 33 underperforming stores that we had identified as having no reasonable expectation of significant positive cash flow over the near term. Additionally, we consolidated most call center operations in our Largo, Florida facility. In 2007, we reevaluated the facility closing costs for four stores of the 33 underperforming stores closed in 2006 because we were continuing to fulfill lease payment obligations and were not successful in subleasing locations in the timeframe we originally anticipated. For more information, see Note 3 to our consolidated financial statements.

Impairment of long-lived assets

Impairment of long-lived assets was $1.3 million in the fiscal 2007, compared to $4.6 million impairment for fiscal 2006. In 2006, we incurred a non-cash charge of $4.6 million for store assets whose carrying value was greater than their expected undiscounted future cash flows; offset by a $1.1 million deferred rent adjustment, for a net impairment charge of $3.5 million.

Interest expense

Interest expense decreased $2.4 million, or 38.2%, to $4.0 million in 2007, compared to $6.4 million in 2006. The decrease in interest expense was primarily due to lower inventory levels than the prior year which drove reduced bank borrowings.

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

Liquidity and Capital Resources

We ended 2008 with $7.5 million of cash, an increase from $6.1 million at the end of 2007. Working capital, the excess of current assets over current liabilities, decreased to $183.2 million at the end of 2008, compared with $207.7 million at the end of 2007. The decrease in working capital was primarily driven by lower inventory year-over-year of $25.7 million. Neither our access to, nor the value of, our cash equivalents has been materially affected by the recent liquidity problems of financial institutions.

Our cash needs for working capital are supported by a secured credit facility. There is risk to this capital resource stemming from current market conditions in that the amount we have available to borrow under our loan agreement primarily is driven by the estimated liquidation value of our inventory. External factors, such as increased liquidations and bankruptcies in the marketplace, could put downward pressure on this liquidation value and thus our associated borrowing availability. However, we are taking steps to mitigate this risk. First, we are focusing on maximizing cash flow and minimizing borrowing needs. We expect to accomplish this by: (i) increasing inventory turnover, which will require lower working capital to maintain fresh and adequate inventory at our stores; (ii) continuing to focus on expense control, including continual re-engineering efforts to simplify and streamline administrative, inventory and other business processes, and to shrink or eliminate overhead costs as and when necessary or appropriate; and (iii) reducing capital spending and concentrating on investments with a demonstrable financial return. Second, we are improving the quality of our inventory by reducing the proportion of overstocked or discontinued goods. Third, we are maintaining frequent communications with our lenders to keep them apprised of our business plans and to monitor their ability to fund their loan commitment.

Recent economic credit conditions have worsened and the pricing of debt under our existing credit facility may be favorable compared to the current market. If renegotiated today, we believe our pricing could worsen by up to 200 basis points and result in an incremental increase in interest charges. Such an incremental charge would not have a material impact on our consolidated financial statements.

Operating activities

During 2008, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities was $20.6 million primarily due to a $22.4 million decrease in merchandise inventories due to lower purchases. The lower inventory purchases were because of lower revenues and our focus on better overall inventory management and correct product assortment in each store based on customer demographics. This was partially offset by lower accounts payable of $8.3 million, again due to lower inventory purchases, and by lower accrued expenses of $5.5 million driven by timing of accrued payroll year-over-year.

Capital growth

In 2008, we spent $14.9 million on capital expenditures, mainly for new stores, store remodels, information technology and investment in supply chain efficiencies. We opened four new stores and remodeled six stores in 2008. During 2009, we expect a modest reduction in capital expenditures from the level in fiscal 2008, and we expect 2009 capital expenditures will mainly be for store development activities, including new stores, store remodels and expansions, and information technology. We intend to fund our expansion through cash generated from operations and bank borrowings.

Financing arrangements

Net cash used in financing activities was $4.5 million in 2008, primarily consisting of $5.3 million in net repayments on our line of credit, partially offset by $0.8 million in cash provided by financing activities related to associate share-based compensation plans.

We have a credit facility for up to $225.0 million that expires in December 2010. Borrowing availability is based on a percentage of our inventory (excluding capitalized indirect costs) and certain accounts receivable. At our option, subject to certain conditions and restrictions, our loan agreement provides up to $25.0 million in additional financing during the term. The credit facility is guaranteed by our subsidiaries and is secured by a security interest in all of our accounts receivable and inventory and that of our subsidiaries, certain other assets related thereto, and all proceeds thereof. The credit facility includes a $50.0 million sub-facility available for the issuance of commercial and stand-by letters of credit. The credit facility also includes a sub-limit of up to $20.0 million for same day advances.

At our election, borrowings under the credit facility will bear interest based upon one of the following rates: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California or (2) the interest rate per annum at which deposits in U.S. dollars are offered by reference lenders to prime banks in designated markets located outside the United States. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement.

The applicable margin for any date will depend upon the amount of available credit under the revolving facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For 2008 and 2007, the weighted average interest rate on all of the Company’s outstanding borrowings was 4.2% and 6.6%, respectively.

Although our loan agreement contains customary covenants, including but not limited to, restrictions on our ability and that of our subsidiaries to incur debt, grant liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our loan agreement at any given time is determined by the estimated liquidation value of these assets as determined by the lenders’ appraisers. Additional loan covenants include a requirement that we maintain minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date. A default under our loan agreement also could significantly and adversely affect our ability to obtain additional or alternative financing. For example, the lenders’ obligation to extend credit is dependent upon our compliance with these covenants. As of January 3, 2009, we were in compliance with our bank covenants.

At the end of fiscal year 2008, borrowings under this credit facility were $47.0 million, bearing interest at rates ranging from 1.7% to 3.3%, and $68.8 million was available for future borrowings. At the end of fiscal year 2007, borrowings under this credit facility were $52.3 million, bearing interest at rates ranging from 5.9% to 7.0%, and $76.8 million was available to be borrowed. At the end of fiscal year 2008 and 2007, we had $5.8 million and $6.6 million, respectively, of outstanding commercial and stand-by letters of credit. The credit facility does not require a daily sweep lockbox arrangement except in specific circumstances, such as the occurrence of an event of default.

Our aggregate borrowing base cannot exceed $225.0 million and was $136.6 million and $150.7 million as of fiscal year 2008 and 2007, respectively. Our borrowing base at each of our last two fiscal year-ends consisted of the following (in millions):

	2008	2007
Accounts receivable availability	$5.2	$5.9
Inventory availability	136.1	150.0
Less: reserves	(4.7)	(5.2)

Total borrowing base	$136.6	$150.7

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$47.0	$52.3
Outstanding letters of credit	5.8	6.6

Total obligations	$52.8	$58.9

Accordingly, our availability as of fiscal year 2008 and 2007, respectively, was (in millions):

Total borrowing base	$136.6	$150.7
Less: obligations	(52.8)	(58.9)
Less: minimum availability	(15.0)	(15.0)

Total availability	$68.8	$76.8

Contractual obligations

Aggregate information about our unconditional contractual obligations as of January 3, 2009 is presented in the following table (in thousands).

	Total	2009	2010	2011	2012	2013	After 5 years
Contractual cash obligations:
Long-term debt (1)	$50,902	$1,951	$48,951	$0	$0	$0	$0
Operating leases (2)	197,326	44,406	37,387	29,350	21,646	14,786	49,751
Purchase commitments (3)	110,083	110,083	0	0	0	0	0
Bank letters of credit	5,844	5,844	0	0	0	0	0
Other long-term liabilities (4)	2,193	1,130	1,050	13	0	0	0

	$366,348	$163,414	$87,388	$29,363	$21,646	$14,786	$49,751

(1)	Assumes that our bank long-term debt is repaid at maturity and not refinanced. Includes estimated annual obligation for principal and interest payments, based upon the loan balance at January 3, 2009 and the average borrowing rate in 2008.

(2)	Operating lease amounts in this table represent minimum amounts due under existing agreements and exclude costs of insurance, taxes, repairs and maintenance.

(3)	All but a limited number of our purchase commitments, which are not material, are cancelable by us without penalty.

(4)	The timing of the remaining cash obligations including $0.9 million for uncertain tax positions cannot be predicted. See “Critical Accounting Policies and Estimates” for more information.

We are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above.

Off-balance sheet arrangements

Operating leases are the only financing arrangements not reported on our consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of January 3, 2009, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Seasonality

Historically, our business has been highly seasonal. In 2008, approximately 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.

Business Trends

Our research indicates that the U.S. boating industry continues to experience a down cycle, as evidenced by lower sales trends in each of our business segments compared to last year, lower new and used boat sales, and declining boat registrations in key states. There are a number of steps we are taking to respond to this challenging industry climate and lower sales expectations to ensure orderly management of the business and preserve our financial strength to survive the current downturn and maximize our opportunity and when the marketplace recovers. Our focus has been to reduce expenses and maximize cash flow by:

•	controlling our operating expenses;

•	continuing to improve the quality of our inventory by reducing overstocked or discontinued goods;

•	maximizing cash flow and minimizing borrowing needs through inventory productivity management, including emphasizing specialized and localized product assortments in our stores;

•	opening a small number of stores, closing 32 stores and remodeling, expanding or significantly re-merchandising 21 stores during 2008;

•	reducing overhead by re-engineering and streamlining business processes;

•	closing our Maryland distribution center;

•	implementing service model changes in the Port Supply business to grow sales profitably;

•	moving to a shared services model for external and internal customer service;

•

closing our call center in Largo, Florida and moving to a virtual call center structure, enabling most of our call center associates to operate from their homes for maximum flexibility and optimization of cost and customer service levels;

•	establishing a conservative budget for 2009, which focuses on reduced capital spending, expense control and careful cash management;

•	continuing to invest in our e-commerce business in order to ensure customers are provided with better than expected customer service; and

•	further exploring franchising and other growth vehicles to drive domestic and international sales and market presence.

We believe worsening economic conditions and turmoil in the financial markets have adversely impacted discretionary consumer spending in an already challenging climate for the boating industry, and we believe that this economic weakness will continue to have a depressing effect on our sales revenue, with corresponding risks to our earnings and cash flow in 2009 (see the Executive Summary and Segment Revenues discussions included above).

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Inventory—Valuation Adjustments
We value our merchandise inventories at the lower of the cost or market value on an average cost basis. Inventory cost is written down to market value when cost exceeds market value, which we estimate using current levels of aged and discontinued product and historical analysis of items sold below cost. Lower of cost or market adjustments included in ending inventory at January 3, 2009 and December 29, 2007 were $6.0 million and $5.5 million, respectively.	Our lower of cost or market adjustments contain uncertainties because the calculations require management to make assumptions and to apply judgment regarding forecasted consumer demand, the promotional environment, technological obsolescence and consumer preferences.	We have not made any material changes in our inventory valuation methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market adjustments. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material. If we had to take additional markdowns of 10% on all items included in merchandise inventory at January 3, 2009, net income would be affected by approximately $0.4 million in the fiscal year then ended.

Inventory—Capitalized Indirect Costs
Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store locations and operating costs of our merchandising, replenishment and distribution activities. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold. Indirect costs included in inventory value at January 3, 2009 and December 29, 2007 was $21.5 million and $23.3 million, respectively.	Our capitalized indirect costs contain uncertainties because the calculations require management to make assumptions and to apply judgment regarding factors of our cost accounting system, the soundness of the underlying principles and their consistent application. In interim periods, the calculation of capitalized indirect costs requires management to estimate capitalized indirect costs, merchandise purchases and inventory levels for the full fiscal year.	We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our capitalized indirect costs. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our expenses included in capitalized indirect costs at January 3, 2009 would have affected net income by approximately $1.3 million in the fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

Our estimate of future cash flows is based on our analysis of the specific real estate market, including input from real estate firms; and economic conditions that can be difficult to predict. Costs associated with exit activities included in accrued expenses at January 3, 2009 and December 29, 2007 was $9.1 million and $2.0 million, respectively.

	Our location closing liability contains uncertainties because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions.	We have not made any material changes in the accounting methodology used to establish our location closing liability during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our location closing liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our location closing liability at January 3, 2009, would have affected net earnings by approximately $0.9 million in fiscal 2008.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Impairment of long-lived assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future undiscounted cash flows. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. We may also accelerate depreciation over the asset’s revised useful life if it is identified for replacement or abandonment at a specific future date.

In fiscal years 2008 and 2007, we incurred $2.9 million and $1.3 million charges, respectively, for impairment of long-lived assets.

	Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment in order to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.	We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Deferred Tax Assets—Valuation Allowance
We recorded a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. As we determined that it is more likely than not that the benefit from our deferred tax assets will not be realized, we have a full valuation allowance against all net deferred tax assets of $33.9 million. If our assumptions change and we determine we will be able to realize these deferred tax assets the tax benefits related to any reversal of the valuation allowance will be accounted for in the period in which we make such determination. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.	Our valuation allowance contains uncertainties because management is required to make assumptions and to apply judgment to estimate the future realization of net deferred tax assets.	We apply consistent methodologies to assess the need for a valuation allowance each quarter. Although management believes that its judgments and estimates are reasonable, realization of net deferred tax assets ultimately depends on future taxable income. Actual results could differ.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to diminish our exposure to interest rate or currency rate risk, and we are not a party to any interest rate or currency rate risk management transactions. We do not purchase or hold any derivative financial instruments.

A 42 basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pre-tax income and cash flows by approximately $0.2 million over the next year. For more information, see Note 5 to our consolidated financial statements in Item 8.

A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $1.3 million over the next year.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements due to error or fraud on a timely basis. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of January 3, 2009. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that our internal control over financial reporting was effective as of January 3, 2009, based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

Our internal control over financial reporting as of January 3, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ GEOFFREY A. EISENBERG	/S/ THOMAS R. MORAN
Geoffrey A. Eisenberg	Thomas R. Moran
President and Chief Executive Officer (principal executive officer)	Senior Vice President and Chief Financial Officer (principal financial officer)

March 16, 2009	March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have audited the accompanying consolidated balance sheets of West Marine, Inc. and subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2009. We also have audited the Company’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Marine, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 16, 2009

WEST MARINE, INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 3, 2009 AND DECEMBER 29, 2007

(in thousands, except share data)

	Year-End
	2008	2007
ASSETS

Current assets:
Cash	$7,473	$6,126
Trade receivables, net of allowances of $625 in 2008 and $423 in 2007	5,824	6,704
Merchandise inventories	222,601	248,307
Deferred income taxes	—	7,976
Other current assets	16,369	21,469

Total current assets	252,267	290,582
Property and equipment, net	59,615	67,521
Intangibles, net	154	192
Other assets	2,556	10,023

TOTAL ASSETS	$314,592	$368,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,788	$35,122
Accrued expenses, and other	42,256	47,738

Total current liabilities	69,044	82,860
Long-term debt	47,000	52,338
Deferred rent, and other	8,928	8,608

Total liabilities	124,972	143,806

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 22,142,949 shares issued and 22,115,377 shares outstanding at January 3, 2009 and 21,917,077 shares issued and 21,893,474 shares outstanding at December 29, 2007	22	22
Treasury stock	(366)	(348)
Additional paid-in capital	173,997	170,988
Accumulated other comprehensive income (loss)	590	(327)
Retained earnings	15,377	54,177

Total stockholders’ equity	189,620	224,512

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$314,592	$368,318

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	2008	2007	2006
Net revenues	$631,258	$679,561	$716,644
Cost of goods sold	463,812	484,676	509,432

Gross profit	167,446	194,885	207,212
Selling, general and administrative expense	176,830	187,221	196,006
Goodwill impairment (Note 1)	—	56,905	—
Store closures and other restructuring costs (Note 3)	10,687	558	10,936
Impairment of long-lived assets (Note 1)	2,861	1,308	4,626

Loss from operations	(22,932)	(51,107)	(4,356)
Interest expense	2,338	3,962	6,406

Loss before taxes	(25,270)	(55,069)	(10,762)
Provision (benefit) for income taxes	13,530	(5,093)	(3,138)

Net loss	$(38,800)	$(49,976)	$(7,624)

Net loss per common and common equivalent share—
Basic and diluted	$(1.76)	$(2.30)	$(0.36)
Weighted average common and common equivalent shares outstanding—
Basic and diluted	21,993	21,764	21,326

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive (Loss)
Balance at December 31, 2005	21,204,533	$21		$160,259	$112,017	$(115)	$272,182
Net loss					(7,624)		(7,624)	$(7,624)
Foreign currency translation adjustment, net of tax of $10						(17)	(17)	(17)
Common stock issued under equity compensation plan	269,050	1		2,842			2,843
Tax benefit from equity issuance, including excess tax benefit of $357				342			342
Treasury shares purchased	(19,156)		(282)				(282)
Sale of common stock pursuant to associates stock buying plan	98,938			1,189			1,189

Balance at December 30, 2006	21,553,365	22	(282)	164,632	104,393	(132)	268,633	$(7,641)

Net loss					(49,976)		(49,976)	$(49,976)
Foreign currency translation adjustment, net of tax of $115						(195)	(195)	(195)
Common stock issued under equity compensation plan	245,104			4,895			4,895
Tax benefit from equity issuance, including excess tax benefit of $390				398			398
Cumulative effect of change in accounting principle due to adoption of FIN 48 (see Note 8)					(240)		(240)
Treasury shares purchased	(4,447)		(66)				(66)
Sale of common stock pursuant to associates stock buying plan	99,452			1,063			1,063

Balance at December 29, 2007	21,893,474	22	(348)	170,988	54,177	(327)	224,512	$(50,171)

Net loss					(38,800)		(38,800)	$(38,800)
Foreign currency translation adjustment, net of tax of ($595)						917	917	917
Common stock issued under equity compensation plan	28,313			2,261			2,261
Tax benefit from equity issuance				(89)			(89)
Treasury shares purchased	(3,969)		(18)				(18)
Sale of common stock pursuant to associates stock buying plan	197,559			837			837

Balance at January 3, 2009	22,115,377	$22	$(366)	$173,997	$15,377	$590	$189,620	$(37,883)

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net loss	$(38,800)	$(49,976)	$(7,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,780	19,736	21,680
Impairment of long-lived assets	2,861	1,308	4,626
Impairment of goodwill	—	56,905	—
Share-based compensation	2,255	1,951	1,542
Tax benefit from equity issuance	(89)	398	342
Excess tax benefit (deficiency) from share-based compensation	—	(390)	(357)
Deferred income taxes	14,568	(4,576)	(3,967)
Provision for doubtful accounts	639	185	489
Lower of cost or market inventory adjustments	3,296	2,530	2,606
Loss on asset disposals	925	274	539
Changes in assets and liabilities:
Trade receivables	241	(1,176)	(77)
Merchandise inventories	22,410	2,225	19,451
Other current assets	5,116	2,240	6,006
Other assets	1,806	(361)	53
Accounts payable	(8,317)	(3,589)	790
Accrued expenses and other	(5,520)	2,046	7,380
Deferred items and other non-current liabilities	469	243	110

Net cash provided by operating activities	20,640	29,973	53,589

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	125	207	—
Purchases of property and equipment	(15,064)	(17,837)	(14,904)

Net cash used in investing activities	(14,939)	(17,630)	(14,904)

FINANCING ACTIVITIES:
Borrowings on line of credit	88,107	95,687	86,017
Repayments on line of credit	(93,407)	(112,376)	(133,990)
Payment of loan costs	—	—	(102)
Proceeds from exercise of stock options	6	2,944	1,301
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	837	1,063	1,189
Excess tax benefit from share-based compensation	—	390	357
Treasury shares acquired	(18)	(66)	(282)

Net cash used in financing activities	(4,475)	(12,358)	(45,510)

Effect of exchange rate changes on cash	121	(82)	(10)

NET INCREASE (DECREASE) IN CASH	1,347	(97)	(6,835)
CASH AT BEGINNING OF PERIOD	6,126	6,223	13,058

CASH AT END OF PERIOD	$7,473	$6,126	$6,223

Other cash flow information:
Cash paid for interest	$2,361	$4,997	$6,060
Cash paid (refunded) for income taxes	(3,070)	1,497	(6,105)
Non-cash investing activities
Property and equipment additions in accounts payable	343	360	108

See notes to consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS—West Marine Inc. and its consolidated subsidiaries (“West Marine” or the “Company”, unless the context requires otherwise) is a specialty retailer of boating supplies and has three reportable segments—Stores, Port Supply (wholesale) and Direct Sales (Internet and call center)—which all sell aftermarket recreational boating supplies directly to customers. At January 3, 2009, West Marine offered its products through 344 company-owned stores in 38 states, Puerto Rico, Canada and one franchised store in Turkey, through its call center channel and on the Internet. The Company is also engaged, through its Port Supply division and its stores, in the wholesale distribution of products to commercial customers and other retailers.

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

YEAR-END—The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31. The 2008 fiscal year consisted of the 53 weeks ended January 3, 2009 and fiscal years 2007 and 2006 consisted of the 52 weeks ended December 29, 2007 and December 30, 2006, respectively. The impact on the Company’s consolidated financial statements of the additional week was immaterial. References to 2008, 2007 and 2006 are to the fiscal years ended January 3, 2009, December 27, 2008 and December 30, 2006, respectively.

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

INVENTORIES—Merchandise inventories are carried at the lower of cost or market on an average cost basis. Capitalized indirect costs include freight charges for transporting merchandise to warehouses or store locations and operating costs incurred for merchandising, replenishment and distribution activities. Indirect costs included in inventory value at the end of fiscal years 2008 and 2007 were $21.5 million and $23.3 million, respectively. Indirect costs included in inventory value are recognized as an increase in cost of goods sold as the related products are sold.

Inventories are written down to market value when cost exceeds market value, based on historical experience and current information. Reserves for estimated inventory shrinkage based on historical shrinkage rates determined by the Company’s physical merchandise inventory counts and cycle counts was $3.3 million at the end of fiscal years 2008 and 2007. Reserves for estimated inventory market value below cost, based upon current levels of aged and discontinued product and historical analysis of inventory sold below cost, was $6.0 million and $5.5 million at the end of fiscal years 2008 and 2007, respectively.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEFERRED CATALOG AND ADVERTISING COSTS—The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the expected net sales period, which is generally from two months to 10 months. Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred and were $11.1 million, $14.1 million and $19.6 million in 2008, 2007 and 2006, respectively.

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

CAPITALIZED INTEREST—The Company capitalizes interest on major capital projects. During 2008, 2007 and 2006, the Company capitalized approximately $0.1 million, $0.3 million and $0.4 million, respectively.

CAPITALIZED SOFTWARE COSTS—Capitalized computer software, included in property and equipment, reflects costs related to internally-developed or purchased software that are capitalized and amortized on a straight-line basis, generally over a period ranging from three to five years. Internally-developed software costs are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.”

GOODWILL AND OTHER INTANGIBLE ASSETS—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company completes an impairment test annually or more frequently if evidence of possible impairment arises. The Company tested goodwill for possible impairment as of December 29, 2007 and concluded that its goodwill was impaired, which resulted in a non-cash impairment charge of $56.9 million recorded in the fourth quarter of fiscal 2007.

Amortization expense for other intangible assets was less than $0.1 million in each of the years 2008, 2007 and 2006. Amortization expense in each of the next five years is not deemed significant.

ASSET RETIREMENT OBLIGATIONS—In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company estimates the fair value of obligations to clean up and restore leased properties under agreements with landlords and records the amount as a liability when incurred. Liabilities for asset retirement obligations were $0.4 million at year-end 2008 and at year-end 2007.

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

During 2008, 2007, and 2006, the Company recorded asset impairment charges of $2.9 million, $1.3 million and $4.6 million, respectively, primarily for store closures.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FACILITY CLOSING COSTS—In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in the period a store, warehouse or other facility is closed, the Company records as an obligation the present value of estimated costs that will not be recovered. These costs include employment termination benefits, lease contract termination costs and the book value of abandoned property. For more information, see Note 3.

SELF-INSURANCE OR HIGH DEDUCTIBLE LOSSES—The Company uses a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by its employees. Liabilities associated with these risks are estimated based primarily on amounts determined by actuarial analysis, and accrued in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Any actuarial projection of losses is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

DEFERRED RENT—Certain of the Company’s operating leases contain periods of free or reduced rent or contain predetermined fixed increases in the minimum rent amount during the lease term. For these leases, the Company recognizes rent expense on a straight-line basis over the expected life of the lease, generally about 10 years, including periods of free rent, and records the difference between the amount charged to rent expense and the rent paid as deferred rent. Tenant improvement allowances received from landlords are deferred and amortized to reduce rent expense over the expected life of the lease.

INCOME TAXES—Income taxes are accounted for using the asset and liability method under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is recorded to reduce deferred tax assets to the amount estimated as more likely than not to be realized. The Company accounts for uncertainties in income taxes recognized in its financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, an interpretation of SFAS No. 109. For more information, see Note 8.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying values of cash, accounts receivable and accounts payable approximate their estimated fair values due to the short term nature of these instruments. The estimated fair value of long-term debt was $45.2 million as of January 3, 2009. The fair value of long-term debt was estimated based on rates currently offered for debt with similar terms and maturities.

REVENUE RECOGNITION—Sales, net of estimated returns, are recorded when merchandise is purchased by customers at retail locations. Revenue is recognized when merchandise shipped from a warehouse is received by the customer. Reserves for sales returns were as follows:

	2008	2007
	(in thousands)
Reserve for product sales returns—beginning of year	$(450)	$(485)
Reserve additions	(2,794)	(606)
Product returns	2,435	641
Reserve for product sales returns—end of year	(809)	(450)

UNREDEEMED GIFT CARDS—Aggregate sales of gift cards for fiscal years 2008, 2007 and 2006 were $13.7 million, $15.5 million and $16.2 million, respectively. Sales of gift cards are deferred and treated as a liability on our balance sheet either until redeemed by customers in exchange for products or until we determine

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that future redemption of the card by the customer is remote, also called “breakage.” Breakage for unused gift cards is recognized using the “redemption recognition method.” Under this method, we estimate breakage based on Company-specific data by analyzing historical experience and deriving a rate that represents the amount of gift cards that are expected to be unused and not subject to escheatment. This rate is then applied, and breakage is recognized in income, over the period of redemption. Gift card breakage income for 2008, 2007 and 2006 was $0.5 million, $0.1 million and $1.0 million, respectively, and is included in net revenues in our operating results.

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

FOREIGN CURRENCY—Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of Other Comprehensive Income in the Consolidated Statements of Stockholders’ Equity. Gains (losses) from foreign currency transactions included in selling, general and administrative expense for 2008, 2007 and 2006 were $(2.8) million, $1.6 million and $(0.1) million, respectively.

ACCRUED EXPENSES—Accrued expenses consist of the following (in thousands):

	2008	2007
Accrued compensation and benefits	$10,088	$16,519
Costs associated with exit activities	9,069	1,988
Unredeemed gift cards	5,768	6,915
Other accrued expense	17,331	22,316

Accrued expenses	$42,256	$47,738

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

	2008		2007		2006
	Shares	Net Loss Per Share	Shares	Net Loss Per Share	Shares	Net Loss Per Share
Basic and diluted	21,993	$(1.76)	21,764	$(2.30)	21,326	$(0.36)

Excluded from the above computations of diluted per share amounts are options to purchase 3,632,010 shares, 2,556,621 shares and 2,706,671 shares of common stock in 2008, 2007 and 2006, respectively, as these shares were anti-dilutive due to a net loss for all periods.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DERIVATIVE INSTRUMENTS—The Company did not purchase or hold any derivative financial instruments during the three years ended January 3, 2009.

NEW ACCOUNTING PRONOUNCEMENTS—On the first day of fiscal 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. The Company has elected to adopt SFAS No. 157 for fair value measurement of non-financial assets and liabilities which are non-recurring (e.g., store asset impairment) at the beginning of fiscal 2009, as allowed by FASB Statement of Position (“FSP”) No. 157-2. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). The Company’s cash is its primary financial asset and borrowings under a credit facility, which has a variable interest rate, is its primary financial liability. The Company’s financial instruments’ carrying values approximate fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions. Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any. Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and is dependent upon the volatility of these rates.

NOTE 2: SHARE-BASED COMPENSATION

West Marine amended and restated its Omnibus Equity Incentive Plan (the “Plan”) in 2008. The Plan replaced all previous stock option plans and is intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of associates, non-employee directors and consultants upon whose judgment, interest and special effort the successful conduct of its operation is largely dependent. The Plan permits a variety of compensation methods, including non-qualified stock options, incentive stock options, restricted stock and other share-based awards. All associates, non-employee directors and consultants are eligible to participate under the Plan, with the exception of Randolph K. Repass, Chairman of the Company’s Board of Directors and a significant, but not controlling, stockholder. At year-end 2008, 8,400,000 shares of common stock were reserved under the Plan and 681,023 shares were available for future issuance.

Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and SFAS No. 123, “Accounting for Stock-Based Compensation.” As awards were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, the Company was not required to (and did not) recognize any related compensation expense prior to January 1, 2006.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” and began recognizing compensation expense for share-based payments based on the fair value of the awards under the modified prospective application method. Share-based payments consist of stock option grants, restricted share awards and stock purchase plan issuances, each as described further below. SFAS No. 123(R) requires that compensation expense be calculated and recognized as follows: (a) grant date fair value calculated in accordance with the original provisions of SFAS No. 123 for unvested awards granted prior to January 1, 2006; (b) grant date fair value calculated in accordance with the provisions of SFAS No. 123(R) for awards granted subsequent to January 1, 2006; and (c) fair value of the shares purchased by employees from the Company’s stock purchase plan subsequent to January 1, 2006. The effect of the adoption of SFAS No. 123(R) on future operating results will depend, among other things, on levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

On December 22, 2005, the Board of Directors of the Company, upon the recommendation of the Board’s Governance and Compensation Committee, approved the acceleration of vesting of all stock options then held by

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current employees, making all of the outstanding stock options at December 31, 2005 vested and exercisable, primarily to avoid recognition of compensation expense in future periods. The additional pre-tax expense that, absent the accelerated vesting, would have been reflected in the Company’s consolidated statements of income for 2008 and 2007 was approximately $3.7 million and $4.9 million, respectively.

Share-based compensation expense for 2008, 2007 and 2006 was approximately $2.3 million, $2.0 million and $1.5 million, respectively, of which expense for stock options was $1.7 million, $1.3 million and $0.4 million in 2008, 2007 and 2006, respectively. In 2008, the Company did not recognize any tax benefits from settlement of equity compensation, because its overall tax position is a net operating loss. In 2007 and 2006, the Company recognized $0.5 million and $0.7 million in tax benefit for options exercised, restricted stock vested and disqualifying stock purchase plan transactions of which $0.4 million and $0.3 million, respectively, was recognized as excess tax benefits in additional paid-in capital, and $0.4 million was recognized as cash flow from financing activities in both 2007 and 2006. The tax benefit was included in the Company’s consolidated statement of operations for the same period. Share-based compensation of $0.4 million was included in capitalizable indirect inventory costs in both 2008 and 2007 and $0.1 million in 2006.

Stock Options

West Marine awards options to purchase shares of common stock to certain eligible associates employed at the time of the grant. Options granted under the Plan after year-end 2006 vest over three years and expire five years following the grant date. Grants in 2006 vest over four years and generally expire five years from the grant date. The Company has determined the fair value of options awarded by applying the Black-Scholes Merton option pricing valuation model and using following assumptions:

	2008	2007	2006
Expected price volatility	44%	38%	43%
Risk-free interest rate	2.1%-2.9%	4.5%-4.9%	4.2%-5.0%
Weighted-average expected term (years)	3.5	3.5	3.8
Dividend yield	—	—	—

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

Share issuance: The Company’s policy is to issue new shares of common stock for purchase under the Plan. Shares of common stock are authorized by the Company’s Board of Directors, subject to stockholder approval, for issuance under the Plan. Subject to adjustment, the maximum number of shares currently available for grant under the Plan may not exceed 8,400,000 shares.

Risk-free interest rate: This is the U.S. Treasury zero-coupon rate, as of the grant date, for issues having a term equal to the expected life of the stock option. An increase in the risk-free interest rate would increase compensation expense.

Expected term: This is the period of time over which stock options are expected to remain outstanding. The Company calculates expected term based on the Staff Accounting Bulletin No. 110 approach (average of the vesting period and the full contractual term). The expected term is the same in 2008 as in 2007. The expected term decreased in 2007 in comparison to 2006 due to a reduction of the vesting period from four years to three years. An increase in the expected term would increase compensation expense.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividend yield: The Company historically has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. An increase in the dividend yield would decrease compensation expense.

A summary of the Company’s stock option activity in 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Option Grant Date Fair Value
Outstanding at year-end 2007 (2,176,825 shares exercisable at a weighted average price of $19.10)	2,914,874	$17.96	$10.24
Granted	1,214,610	5.15	1.81
Exercised	(1,429)	4.51	3.18
Forfeited	(90,526)	11.63	4.16
Expired	(305,946)	18.56	12.03

Outstanding at year-end 2008 (2,100,069 shares exercisable at a weighted average price of $18.57)	3,731,583	13.89	7.52

The weighted-average grant date fair value of options granted in 2008, 2007 and 2006 was $1.81, $5.13 and $5.64 per share, respectively. The aggregate fair value of options vested during 2008, 2007 and 2006 was $2.0 million, $0.8 million and insignificant, respectively.

As of market close January 2, 2009, the aggregate intrinsic value for stock options outstanding was $0.1 million in the aggregate, and de minimis for options exercisable. The total intrinsic value of options actually exercised in 2008 was de minimis, and in 2007 and 2006 was $1.1 million and $1.0 million, respectively. In 2008, the weighted-average grant date fair value of options for options granted was $1.81 per share. There were 366,769 options that vested in 2008 with an aggregate grant date fair value of $2.0 million. At January 3, 2009, unrecognized compensation expense for stock options, net of expected forfeitures, was $3.4 million, with a weighted-average expense recognition period of 1.9 years.

Additional information for options outstanding at year-end 2008 is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$ 0 – $ 7.00	1,290,483	4.1	$5.11	109,773	2.2	$4.54
7.01 – 10.75	165,072	0.9	8.57	165,072	0.9	8.57
10.76 – 15.54	767,053	3.1	15.09	353,749	3.2	15.31
15.55 – 22.00	805,660	4.5	16.74	768,160	4.4	16.74
22.01 – 29.70	703,315	5.6	27.05	703,315	5.6	27.05

$ 0 – 29.70	3,731,583	3.9	$13.89	2,100,069	3.9	$18.57

At January 3, 2009, there were 1,714,173 stock option shares expected to vest in the future, with an intrinsic value of $0.1 million, a weighted average exercise price of $9.11 per share and a weighted average remaining contractual term of 1.9 years.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Share Awards

The Plan also provides for awards of shares to eligible associates and directors that are subject to restrictions on transfer for a period of time (commonly referred to as “restricted shares”). Compensation expense for restricted share awards was $0.2 million. As of January 3, 2009, unrecognized compensation expense for unvested restricted share awards, net of expected forfeitures, was $0.1 million. A summary of restricted share activity in 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at year-end 2007 (Weighted average remaining vesting period of 1.2 years)	28,440	$15.88
Granted	10,529	4.73
Vested	(16,819)	15.40
Forfeited	(2,321)	16.58

Unvested at year-end 2008 (Weighted average remaining vesting period of 0.4 years)	19,829	10.28

The weighted-average grant date fair value of restricted shares granted in 2008, 2007 and 2006 was $4.73, $13.59 and $14.61 per share, respectively. The total fair value of restricted shares vested in 2008, 2007 and 2006 was $0.3 million, $0.3 million and $1.0 million, respectively.

Associates Stock Buying Plan

The Company has an Associates Stock Buying Plan (the “Buying Plan”) under which all eligible associates may elect to participate on semiannual grant dates. Participating associates purchase West Marine shares at 85% of the lower of the closing price on (a) the grant date or (b) the purchase date. For the 53-weeks ended January 3, 2009, 197,559 shares were purchased and $0.3 million of expense was recognized. At January 3, 2009, 154,579 shares were available for future issuance under the Purchase Plan. Assumptions used in determining the fair value of grants under the Purchase Plan during 2008 were as follows:

Expected price volatility	66% - 67%
Risk-free interest rate	0.2% - 0.9%
Weighted-average expected term (years)	0.5
Dividend yield	—

NOTE 3: STORE CLOSURES AND OTHER RESTRUCTURING COSTS

Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities. The Company has accounted for costs associated with severance benefits in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These benefits are detailed in an approved severance plan, which is specific as to number, position, location and timing. In addition, severance benefits are communicated in specific detail to affected employees and it is unlikely that the plan will change when the costs are recorded. Costs are recognized over the period services are rendered, otherwise they are recognized when they are communicated to the employees. Other associated costs, such as legal and professional fees, have been expensed as incurred, in accordance with SFAS No. 146.

During the second half of 2008, management completed restructuring activities which included the closure of 24 stores, the distribution center located in Hagerstown, Maryland and the call center located in Largo, Florida. The closures did not collectively represent a segment, reporting unit, subsidiary or asset group of the

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company and, therefore, did not meet the definition of discontinued operations under SFAS No. 144. The Company store closure and other restructuring costs totaling $10.7 million, consisting of $6.9 million for stores, $0.1 million for Port Supply, $2.9 million for the distribution center, $0.5 million for the call center and $0.2 million for reductions in force at the Watsonville Support Center. During 2008, the Company also recognized incremental expense for stores which were closed during the year ended December 30, 2006, as discussed below.

In 2006, restructuring activities primarily were related to the Stores segment. West Marine closed 35 stores and consolidated most call center operations in the Largo, Florida facility. The Company recognized charges of $10.9 million in 2006, comprised of $6.3 million for estimated lease contract termination obligations, and $4.7 million of severance benefits and other store closure costs. Accrued liabilities related to store closure costs outstanding at year-end 2006 were $3.0 million. In 2007, West Marine increased the reserve for these stores by $0.6 million. In 2008, due to unfavorable macro-economic conditions, West Marine increased reserves for lease contract termination obligations by $2.0 million.

In fiscal 2007, impairment expenses of $1.3 million, previously presented in “Selling, general and administrative expense” have been reclassified as “Impairment of long-lived assets.” In fiscal 2006, store impairment expenses of $4.6 million, previously presented in “Store closures and other restructuring costs” have been reclassified as “Impairment of long-lived assets.”

Costs and obligations (included in “Accrued liabilities” in the Company’s Consolidated Balance Sheets) recorded by the Company in 2008, 2007 and 2006 in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Beginning balance, January 1, 2006	$—	$—	$—
Charges	4,686	6,250	10,936
Payments	(4,117)	(3,813)	(7,930)

Ending balance, December 30, 2006	$569	$2,437	$3,006
Charges	—	558	558
Payments	(569)	(1,007)	(1,576)

Ending balance, December 29, 2007	$—	$1,988	$1,988
Charges	3,023	7,664	10,687
Payments	(1,954)	(1,652)	(3,606)

Ending balance, January 3, 2009	$1,069	$8,000	$9,069

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at fiscal year-end 2008 and 2007 (in thousands):

	At Year-End
	2008	2007
Furniture and equipment	$57,429	$68,646
Computer software and hardware	91,264	103,828
Leasehold improvements	59,883	62,261
Land and building	7,406	7,396

Property and equipment, at cost	215,982	242,131
Accumulated depreciation and amortization	(156,367)	(174,610)

Property and equipment, net	$59,615	$67,521

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense for property and equipment was $18.6 million, $19.5 million and $21.5 million in 2008, 2007 and 2006, respectively.

NOTE 5: LINES OF CREDIT AND LONG–TERM DEBT

The Company has a five-year, $225.0 million loan agreement with a group of lenders. The amount available to be borrowed is based on a percentage of the Company inventory (but does not include capitalized indirect costs) and accounts receivable. The loan agreement contains certain covenants, including but not limited to, restrictions on the ability of the Company to incur debt, grant liens, make acquisitions and investments, pay dividends and sell or transfer assets. Additionally, a minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base must be maintained. At the Company’s option, subject to certain conditions and restrictions, the loan agreement provides up to $25.0 million in additional financing during the term. The credit facility is guaranteed by the Company and is secured by a security interest in all of the accounts receivable and inventory of the Company, certain other assets related thereto and all proceeds thereof. The credit facility includes a $50.0 million sub-facility available for the issuance of commercial and standby letters of credit. The credit facility also includes a sub-limit of up to $20.0 million for same day advances.

At West Marine’s election, borrowings under the credit facility will bear interest at one of the following rates: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California or (2) the interest rate per annum at which deposits in U.S. dollars are offered by reference lenders to prime banks in designated markets located outside the United States. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving credit facility. For 2008 and 2007, the weighted average interest rate on all of the Company’s outstanding borrowings was 4.2% and 6.6%, respectively. As of January 3, 2009, we were in compliance with our bank covenants.

At the end of fiscal year 2008, borrowings under this credit facility were $47.0 million, bearing interest at rates ranging from 1.7% to 3.3%, and $68.8 million was available for future borrowings. At the end of fiscal year 2007, borrowings under this credit facility were $52.3 million, bearing interest at rates ranging from 5.9% to 7.0%, and $76.8 million was available to be borrowed. At the end of fiscal year 2008 and 2007, the Company had $5.8 million and $6.6 million, respectively, of outstanding commercial and stand-by letters of credit. The credit facility does not require a daily sweep lockbox arrangement except in specific circumstances, such as the occurrence of an event of default.

NOTE 6: RELATED PARTY TRANSACTIONS

Prior to July 1, 2007, the Company purchased merchandise from a supplier in which the Chairman of the Company’s Board of Directors, Randolph K. Repass, was an investor and a member of the board of directors. The supplier was acquired by an unrelated party and is no longer a related party from that date forward. The Company’s cost of sales during 2007 and 2006 included $6.8 million and $9.4 million, respectively, for goods purchased from the related supplier. Accounts payable to the related supplier at year-end 2006 was $0.4 million and purchases from the related supplier included in merchandise inventories at year-end 2006 were $6.5 million.

Since February 2002, West Marine has leased its store in Palo Alto, California from a trust, for which Randolph K. Repass is the trustee. Prior to that, the Company leased its Palo Alto store directly from Randolph K. Repass. The Company also leases its store in New Bedford, Massachusetts from a corporation of which Mr. Repass’ brother is the President and his father is a member of the board of directors and a major stockholder. In addition, the Company leases its Watsonville, California support center and its stores in Santa Cruz, California and Braintree, Massachusetts from three partnerships. Mr. Repass is a general partner of each partnership and,

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

together with certain members of his family, he owns substantially all of the partnership interests in such partnerships. Geoffrey A. Eisenberg, our Chief Executive Officer, is a 7.5% limited partner in the two partnerships from which the Company leases its Watsonville, California support center and its store in Santa Cruz, California. Pursuant to these leases, West Marine paid rent to the above-related parties during fiscal years 2008, 2007 and 2006 in the aggregate amount of approximately $1.9 million, $1.9 million and $1.7 million, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment, and space for its retail stores, its distribution centers and its support center. The Company also sublets space at various locations with both month-to-month and non-cancelable sublease agreements. The operating leases of certain stores provide for periodic rent adjustments based on store revenues, the consumer price index and contractual rent increases.

The aggregate minimum annual contractual payments under non-cancelable leases, reduced for sublease income, in effect at fiscal year-end 2008 were as follows (in thousands):

2009	$44,406
2010	37,387
2011	29,350
2012	21,646
2013	14,786
Thereafter	49,751

Minimum non-cancelable lease payments, net	$197,326

No assets of the Company were subject to capital leases at fiscal year-end 2008, 2007 or 2006. All but a limited number of the Company’s purchase commitments, which are not material, are cancelable without payment and, therefore, have been excluded from the table.

Following is a summary of rent expense by component (in thousands):

	2008	2007	2006
Minimum rent	$51,927	$43,769	$52,211
Percent rent	114	142	183
Sublease income	(89)	(128)	(99)
Rent paid to related parties	1,851	1,862	1,692

Total rent expense	$53,803	$45,645	$53,987

On March 21, 2008, a former hourly associate filed a lawsuit in the California Superior Court, County of Orange. The suit alleges, among other things, that the Company failed to provide meal and rest periods, correct itemized statements, pay discharged employee, and engaged in unfair business practices in violation of certain applicable sections of the California Labor Code and the California Business and Professions Code. The plaintiff seeks to represent himself and all similarly situated current and former hourly-paid associates employed by the Company in the State of California. Although the Company continues to believe that its associates were provided the required meal and rest breaks and, therefore, denies the claims underlying the lawsuit, in December 2008 the Company decided to settle this lawsuit in order to avoid significant legal fees, the uncertainty of a jury trial, distractions to Company operations, and other expenses and time that would have to be devoted to protracted

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

litigation. Pursuant to the settlement, the Company will pay up to $0.2 million (with a floor amount equal to 55% to cover claims by eligible class members after deductions for plaintiff attorneys’ fees and costs, class administration costs and payment to the named plaintiff). The exact amount that will be paid depends on the court’s approval, as well as on the number and amount of claims that are submitted by class members. The court will hold a hearing on or about April 9, 2009 to consider preliminary approval of the settlement agreement. The Company does not expect the settlement to have a material adverse effect on its future financial position or results of operations.

The Company also is party to various legal proceedings and claims including the SEC investigation described in Item 1A of this report under “The SEC’s current investigation arising form prior restatement of our historical financial results may adversely affect our financial condition, results of operations and the price of our common stock,” as well as those arising from normal business activities. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted, individually or in the aggregate, will have a material adverse effect on future financial results. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

In addition, the Company’s sales and use tax filings are subject to audit by authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes. As required by SFAS No. 5, “Accounting for Contingencies,” the Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company believes it has adequately provided for obligations that would result from these legal and sales and use tax proceedings where it is probable it will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome. The Company is currently under audit for sales taxes in several jurisdictions. The tax periods open to examination by the major taxing jurisdictions for sales and use taxes are fiscal 2004 through fiscal 2007. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s future financial condition or results of operations.

NOTE 8: INCOME TAXES

Following is a summary of the provision (benefit) for income taxes (in thousands):

	2008	2007	2006
Currently payable:
Federal	$(1,028)	$(280)	$430
State	358	(237)	437
Foreign	20	—	(38)

	(650)	(517)	829

Deferred:
Federal	11,775	(7,435)	(4,083)
State	2,405	2,859	(92)
Foreign	—	—	208

	14,180	(4,576)	(3,967)

(Benefit)/Expense for income taxes	$13,530	$(5,093)	$(3,138)

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the difference between the effective income tax rate and the statutory federal income tax rate:

	2008	2007	2006
Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(4.0)	3.1	2.1
Non-deductible permanent items	1.6	0.3	2.0
Non-deductible goodwill (1)	—	22.5	—
Valuation allowance on net deferred tax assets	91.7	—	—
Other	(0.8)	(0.1)	1.7

Effective tax rate	53.5%	(9.2)%	(29.2)%

(1)	Represents the tax effect of the Company’s 2007 non-cash impairment charge related to goodwill of $56.9 million. Of this amount, $35.4 million is permanently non-deductible, resulting in $14.1 million additional tax expense in 2007 for federal and state purposes.

Deferred tax assets and liabilities are determined based upon the estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Following is a summary of the tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities (in thousands):

	2008	2007
Current:
Accrued expenses	$8,861	$5,888
Deferred compensation costs	1,436	1,924
Prepaid expenses	(1,423)	(1,787)
Capitalized inventory costs	1,029	2,144
Other	587	(461)

Total current	10,490	7,708

Non-current:
Deferred rent	1,641	1,820
Fixed assets	(1,160)	(2,766)
Intangible assets	6,126	6,803
Net operating loss carryforwards	8,268	3,654
State tax credits	5,560	5,428
Other	2,975	2,641

Total non-current	23,410	17,580

Valuation allowance	(33,900)	(10,719)

Total deferred tax assets	$—	$14,569

At year-end 2007, the Company valued the foreign deferred taxes and corresponding valuation allowance at a differential rate based on the foreign rate, net of the U.S. federal rate. At year-end 2008 the gross foreign net deferred tax assets and full valuation allowance have been presented at their respective foreign rates for all periods resulting in an increase in the deferred tax assets and valuation allowance of $3.2 million and $2.2 million for 2007 and 2006, respectively.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At year-end 2007 and for the first quarter of 2008, management forecasted sufficient income in future years to fully utilize all of the Company’s net deferred tax assets. However, in the second quarter of 2008, with lower projected earnings in the near term, management’s assumptions about the Company’s ability to use these assets changed. A valuation allowance must be provided if, based on all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. Cumulative losses are a form of objective negative evidence that carries more weight than subjective positive evidence, such as forecasts. After examining all of the available evidence, both positive and negative, the Company determined a full valuation allowance was appropriate. The Company has provided a full valuation allowance on its deferred tax assets of $33.9 million and a partial valuation allowance of $10.7 million at year end 2008 and 2007, respectively.

This fiscal 2008 adjustment will have no impact on the Company’s cash flow or future prospects, nor does it alter the Company’s ability to utilize the underlying net operating losses and credit carryforwards for income tax purposes in the future, the utilization of which is limited to achieving future taxable income.

At year-end 2008, the Company had $10.9 million for federal income tax net loss carryforwards and $47.0 million for state income tax net loss carryforwards that expire between 2009 and 2028. In addition, the Company had California state enterprise zone credits of $5.1 million that may be used for an indefinite period of time and South Carolina tax credits of $1.7 million that expire between 2013 and 2017. These carryforwards are available to offset future federal and state taxable income. At year-end 2008, the Company had foreign net loss carryforwards of $3.8 million that expire between 2009 and 2026.

Following is a summary of the change in valuation allowance (in thousands):

	2008	2007	2006
Valuation allowance—beginning of year	$10,719	$5,612	$1,671
Valuation allowance additions	23,181	5,107	3,941

Valuation allowance—end of year	$33,900	$10,719	$5,612

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states, Puerto Rico and Canada. The federal statute of limitations for examination by authorities is open for the years 2004 through 2007. With few exceptions, the statute of limitations for state jurisdictions is open for the years 2005 through 2007. The statute of limitations for income tax return examinations is four years for Puerto Rico and seven years for Canada.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” on December 31, 2006 (the beginning of fiscal year 2007), and as a result of the implementation the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the December 31, 2006 balance of retained earnings.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	2008	2007
Unrecognized tax benefit—beginning of year	$2,547	$2,963
Additions based on tax positions related to the current year	67	108
Additions for tax positions of prior years	69	82
Reductions for tax positions of prior years	(78)	(340)
Settlements	(138)	(200)
Lapse of statutes of limitations	(174)	(66)

Unrecognized tax benefit—end of year	$2,293	$2,547

Included in the balance of unrecognized tax benefits at January 3, 2009 and December 29, 2007 are $1.8 million and $2.0 million of tax benefits, respectively that if recognized would affect the Company’s effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes. During fiscal year 2008, interest and penalties were immaterial. During both fiscal years 2007 and 2006, the Company recognized less than $0.1 million of interest expense. The Company had accrued $0.2 million for the payment of interest and $0.1 million for the payment of penalties at January 3, 2009, and $0.2 million for the payment of interest at December 29, 2007. The Company is unable to make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months nor can we make an estimate of the range of any potential changes to the unrecognized tax benefits.

NOTE 9: EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee’s contribution up to 5% of the employee’s annual compensation, subject to statutory limitations. The Company’s contributions to the plan were $0.6 million for fiscal years 2008, 2007 and 2006. Plan participants may choose from an array of mutual fund investment options. The plan does not permit investments in West Marine common stock.

NOTE 10: SEGMENT INFORMATION

The Company has three reportable segments—Stores, Port Supply (wholesale) and Direct Sales (Internet and call center)—all of which sell merchandise directly to customers. The customer base overlaps between the Company’s Stores and Port Supply segments, and between its Stores and Direct Sales segments. All processes for the three segments within the supply chain are commingled, including purchases from vendors, distribution center activity and customer delivery.

In addition to the Company’s 10 stores located in Canada and one franchised store located in Turkey, revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct Sales segment, the Company promotes and sells products internationally through both its and websites and call center. The Company operates primarily in the United States with foreign revenues representing 5% or less of total net revenues during fiscal years 2008, 2007 and 2006, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.

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

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is financial information related to the Company’s business segments (in thousands):

	2008	2007	2006
	(in thousands)
Net revenues:
Stores	$551,815	$594,080	$629,890
Port Supply	39,483	41,636	43,509
Direct Sales	39,960	43,845	43,245

Consolidated net revenues	$631,258	$679,561	$716,644

Contribution:
Stores	$43,707	$12,285 (1)	$54,806
Port Supply	(1,359)	1,309	5,899
Direct Sales	5,659	6,251	5,095

Consolidated contribution	$48,007	$19,845	$65,800

Reconciliation of consolidated contribution to net income (loss):
Consolidated contribution	$48,007	$19,845	$65,800
Less:
Indirect costs of goods sold not included in consolidated contribution	(33,218)	(32,598)	(31,493)
General and administrative expense	(37,721)	(38,355)	(38,663)
Interest expense	(2,338)	(3,962)	(6,406)
Benefit (provision) for income taxes	(13,530)	5,094	3,138

Net loss	$(38,800)	$(49,976)	$(7,624)

(1)	Includes $56.9 million of goodwill written off in the fourth quarter of 2007.

	2008	2007	2006
	(in thousands)
Assets:
Stores	$37,623	$43,017	$103,581
Port Supply	5,400	6,812	6,576
Direct Sales	808	1,409	2,872
Unallocated	270,761	317,080	317,100

Total assets	$314,592	$368,318	$430,129

Capital expenditures:
Stores	$9,383	$10,504	$10,281
Port Supply	984	158	452
Direct Sales	131	2,661	835
Unallocated	4,566	4,514	3,336

Total capital expenditures	$15,064	$17,837	$14,904

Depreciation and amortization:
Stores	$10,998	$12,334	$13,118
Port Supply	315	422	551
Direct Sales	493	820	1,070
Unallocated	6,974	6,160	6,941

Total depreciation and amortization	$18,780	$19,736	$21,680

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11: QUARTERLY FINANCIAL DATA

(Unaudited and in thousands, except per share data)

	2008
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net revenues	$113,263		$226,681		$180,249		$111,065
Gross profit	22,485		78,411		49,731		16,819
Selling, general and administrative expense	46,821		48,872		43,853		37,284
Income (loss) from operations	(24,602	)(1)	27,588	(2)	4,012	(4)	(29,930	)(5)
Net income (loss)	(17,661	)(1)	4,441	(2,3)	3,421	(4)	(29,001	)(5)
Net income (loss) per share:
Basic	$(0.81	)(1)	$0.20	(2,3)	$0.16	(4)	$(1.31	)(5)
Diluted	(0.81	)(1)	0.20	(2,3)	0.16	(4)	(1.31	)(5)
Stock trade price:
High	$9.44		$7.05		$6.21		$6.47
Low	6.40		4.10		3.45		3.91

	2007
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net revenues	$125,783		$247,091		$188,391		$118,296
Gross profit	27,090		85,906		57,916		23,973
Selling, general and administrative expense	43,649		51,181		46,835		45,556
Income (loss) from operations	(16,965)		34,721		11,045		(79,908	)(6)
Net income (loss)	(11,352)		20,802		6,160		(65,586	)(6)
Net income (loss) per share:
Basic	$(0.53)		$0.96		$0.28		$(3.00	)(6)
Diluted	(0.53)		0.95		0.28		(3.00	)(6)
Stock trade price:
High	$18.21		$18.26		$16.98		$12.13
Low	15.70		13.19		11.35		8.39

(1)	Includes a $0.3 million charge for impairment of long-lived assets and $1.6 million of costs related to an SEC investigation.

(2)	Includes a $2.0 million charge for impairment of long-lived assets and $0.5 million of costs related to an SEC investigation.

(3)	Includes a charge of $14.6 million to provide a full valuation allowance against all net deferred tax assets.

(4)	Includes the following items on a pre-tax basis: a $1.7 million pre-tax charge for store closures and other restructuring costs (see Note 3 to our consolidated financial statements for further discussion), and a $0.2 million pre-tax charge for impairment of long-lived assets.

(5)	Includes the following items on a pre-tax basis: a $9.0 million pre-tax charge for store closures and other restructuring costs (see Note 3 to our consolidated financial statements for further discussion), and a $0.4 million pre-tax charge for impairment of long-lived assets.

(6)	Includes the following items on a pre-tax basis: a $56.9 million non-cash charge for impairment of goodwill (see Note 1 to our consolidated financial statements for further discussion); $2.7 million of costs related to an SEC investigation; $1.3 million of termination severance payments to our former chief executive officer; and a $0.9 million non-cash charge for impairment of long-lived assets.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 3, 2009, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. We assessed the effectiveness of our internal control over financial reporting as of January 3, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that our internal control over financial reporting was effective as of January 3, 2009.

The effectiveness of our internal control over financial reporting as of January 3, 2009 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

Remediation of Material Weakness identified as of December 29, 2007

As disclosed in Item 9A of our annual report on Form 10-K for the year ended December 29, 2007, we identified two material weaknesses in our internal control over financial reporting as of December 29, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The first material weakness resulted from West Marine’s failure to maintain sufficient accounting resources with adequate training in the application of generally accepted accounting principles commensurate with its financial reporting requirement and the complexity of West Marine’s operations and transactions. The second material weakness resulted from West Marine’s ineffective monitoring and oversight over the preparation of significant accounting estimates.

As a result of these material weaknesses, we failed to identify and correct in a timely manner a material understatement of our workers’ compensation liability reserves. In addition to the workers’ compensation liability adjustment, several other errors were identified that individually were not material but in the aggregate required adjustments to West Marine’s 2007 and prior-period financial statements. The accounts affected included inventory reserves, vendor allowances, capitalized indirect costs, sales and use tax accruals, sales return reserves, software development costs, software asset impairments, foreign currency translation gains/losses, deferred income taxes and stock-based compensation. We also identified certain items incorrectly presented on a net basis in its consolidated statements of cash flows, including changes in merchandise inventories, repayments and borrowings on our credit facility, and the non-cash portion of fixed assets purchases. We also identified errors in its segment information disclosure, incorrectly excluding required information regarding assets, capital expenditures and depreciation for its reportable segments. Further, we identified errors in the presentation of certain accrued expenses in its financial statement footnotes. These adjustments resulted in the restatement of interim and annual financial statements as described in Note 2 to the consolidated financial statements included in our annual report for the year ended December 29, 2007.

During 2008, management completed the evaluation and enhancement of its finance and accounting organizational structure. Supervisory procedures were improved with additional levels of analysis and review. In the second quarter of 2008, we added associates possessing proper accounting knowledge, experience and training in the application of GAAP to our finance and accounting organizations. In the first quarter of 2008, we further enhanced our process to ensure that validation of management’s conclusions regarding significant accounting policies and their application to our business transactions were carried out by personnel with an appropriate level of accounting knowledge, experience and training. We also enhanced our workers’ compensation reserve analysis to include periodic actuarial analysis to assist in the establishment of an appropriate reserve for workers’ compensation claims combined with management’s verification and reconciliation of reports prepared by our claims administrators used to calculate our workers’ compensation liability.

Following our testing of internal control over financial reporting, we have determined that such material weaknesses were remediated and that our internal control was effective as of January 3, 2009. See “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this annual report on Form 10-K for the year ended January 3, 2009.

Changes in the Fourth Quarter of 2008

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than completion of the actions taken to remediate the material weaknesses which existed as of December 29, 2007, as described above.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for the 2009 annual meeting of stockholders.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1 & 2.	Reports of Independent Registered Public Auditing Firm

Consolidated Balance Sheets as of year-end 2008 and 2007

Consolidated Statements of Operations for years 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for years 2008, 2007 and 2006

Consolidated Statements of Cash Flows for years 2008, 2007 and 2006

Notes to Consolidated Financial Statements

3.	Exhibits:

Exhibit Index

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K for the year ended January 3, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Current Report on Form 8-K, dated March 8, 2007 and filed with the Commission on March 13, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.2*	Omnibus Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated May 21, 2008 and filed with the Commission on May 22, 2008).

10.2.1*	Form of Notice of Grant of Stock Options and Option Agreement for Employees, effective as of June 1, 2007 (incorporated by reference to Exhibit 10.1.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.2.2*	Form of Notice of Grant of Stock Options for Non-Employee Directors (incorporated by reference to Exhibit 10.3.2 to West Marine’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.2.3*	Notice to holders of West Marine, Inc. stock options regarding accelerated vesting (incorporated by reference to Exhibit 10.4 to West Marine, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 29, 2005).

10.3*	Associates Stock Buying Plan, as amended and restated effective March 2002 (incorporated by reference to Exhibit 10.3 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.3.1*	Amendment Number One to the Associates Stock Buying Plan (incorporated by reference to Exhibit 10.2 to West Marine’s Registration Statement on Form S-8 (Registration No. 333-143285)).

10.4	Lease Agreement, dated as of June 15, 1995, by and among John E. Van Valkenburgh, Carl D. Panattoni and West Marine Products, Inc., for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.9 to West Marine’s Annual Report on Form 10-K for the year ended December 30, 1995).

10.4.1	Addendum, dated as of June 3, 1996, to the Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.10.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.4.2	First Amendment, dated as of March 23, 1999, to the Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.10.2 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.4.3	Second Amendment, dated as of June 11, 2002, to the Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.7 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

Exhibit Number	Exhibit

10.4.4	Third Amendment, dated as of April 1, 2003, to the Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.7.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.5	Lease Agreement, dated as of March 11, 1997, between Cabot Industrial Venture A, LLC, as successor to Cabot Industrial Properties, L.P., as successor to W/H No. 31, L.L.C, and West Marine, Inc., for the Rock Hill, South Carolina distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).

10.5.1	First Amendment, dated as of August 11, 1998, to the Lease Agreement for the Rock Hill, South Carolina distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.5.2	Second Amendment, dated as of April 18, 2000, to the Lease Agreement for the Rock Hill, South Carolina distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.2 to West Marine’s Quarterly Report on Form 10-K for the year ended December 29, 2001).

10.5.3	Third Amendment, dated as of July 26, 2004, to the Lease Agreement for the Rock Hill, South Carolina distribution facility (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated October 4, 2004 and filed with the Commission on October 8, 2004).

10.6	Lease Agreement, dated as of June 26, 1997, by and between Watsonville Freeholders and West Marine Products Inc., for the Watsonville, California offices and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.6.1	First Amendment of Lease, dated as of July 27, 2005, to the Lease Agreement for the Watsonville, California offices (incorporated by reference to Exhibit 10.14 to West Marine, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on July 28, 2005).

10.6.2	Second Amendment of Lease, dated as of December 22, 2005, to the Lease Agreement for the Watsonville, California offices (incorporated by reference to Exhibit 10.3 to West Marine, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 29, 2005).

10.7	Loan and Security Agreement, dated as of December 29, 2005, among West Marine Products, Inc., each of the persons identified as borrowers on the signature pages thereof, each of the persons identified as guarantors on the signature pages thereof, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Issuing Lender, and Wells Fargo Retail Finance, LLC, as Agent for the lenders (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 29, 2005 and filed with the Commission on January 4, 2006).

10.7.1	Letter Agreement, dated as of December 13, 2006, by and between Wells Fargo Retail Finance, LLC, as Agent and a Lender, and West Marine Products, Inc. (incorporated by reference to Exhibit 10.9.1 to West Marine’s Annual Report on Form 10-K for the year ended December 30, 2006).

10.8	Marketing Agreement, dated as of January 14, 2003, by and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.8.1	Amendment, dated as of April 7, 2005, to Marketing Agreement, dated as of January 14, 2003, by and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005).

Exhibit Number	Exhibit

10.9*	Executive Employment Agreement, dated as of December 11, 2006, by and among West Marine, Inc., West Marine Products, Inc. and Thomas Moran (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 11, 2006 and filed with the Commission on December 12, 2006).

10.9.1*	First Amendment to Executive Employment Agreement, dated as of September 27, 2007, by and among West Marine, Inc., West Marine Products, Inc. and Thomas Moran (incorporated by reference to Exhibit 10.2 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).

10.10*	Letter Agreement, dated as of December 10, 2007, by and between West Marine, Inc. and Geoffrey A. Eisenberg (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 10, 2007 and filed with the Commission on December 14, 2007).

10.10.1*	Confidentiality and Non-Solicitation Agreement, dated as of December 14, 2007, by and between West Marine, Inc. and Geoffrey A. Eisenberg (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 10, 2007 and filed with the Commission on December 14, 2007).

10.10.2*	First Amendment to Letter Agreement, dated as of November 7, 2008, by and between West Marine, Inc. and Geoffrey A. Eisenberg (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated November 7, 2008 and filed with the Commission on November 13, 2008).

10.11*	Executive Termination Compensation Agreement, dated as of September 9, 2004, by and between West Marine, Inc. and Bruce Edwards (incorporated by reference to Exhibit 10.15 of West Marine’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.12*	Offer Letter, dated as of February 7, 2006, to Ronald Japinga from West Marine, Inc. (incorporated by reference to Exhibit 10.3 of West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.12.1*	Executive Termination Compensation Agreement, dated as of February 13, 2006, by and between West Marine, Inc. and Ronald Japinga. (incorporated by reference to Exhibit 10.4 of West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2009	WEST MARINE, INC.

	By:	/s/ GEOFFREY A. EISENBERG
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
March 16, 2009

/s/ THOMAS R. MORAN
Thomas R. Moran
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 16, 2009

/s/ RANDOLPH K. REPASS
Randolph K. Repass
Chairman of the Board and Director
March 16, 2009

/s/ DAVID MCCOMAS
David McComas
Director
March 16, 2009

/s/ ALICE M. RICHTER
Alice M. Richter
Director
March 16, 2009

/s/ PETER ROY
Peter Roy
Director
March 16, 2009

/s/ DANIEL J. SWEENEY
Daniel J. Sweeney
Director
March 16, 2009

/s/ WILLIAM U. WESTERFIELD
William U. Westerfield
Director
March 16, 2009