Form 10-Q
period 2009-04-04
WEST MARINE INC
filed 2009-05-12
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 2, 2009, the number of shares outstanding of the registrant’s common stock was 22,195,875.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 4, 2009, JANUARY 3, 2009 AND MARCH 29, 2008

(Unaudited and in thousands, except share data)

	April 4, 2009	January 3, 2009	March 29, 2008
ASSETS
Current assets:
Cash	$12,259	$7,473	$12,044
Trade receivables, net	6,679	5,824	8,113
Merchandise inventories	257,677	222,601	286,899
Deferred income taxes	—	—	8,046
Other current assets	15,977	16,369	27,784

Total current assets	292,592	252,267	342,886
Property and equipment, net	59,013	59,615	66,778
Intangibles, net	144	154	182
Other assets	2,316	2,556	9,692

TOTAL ASSETS	$354,065	$314,592	$419,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,707	$26,788	$68,559
Accrued expenses, and other	44,150	42,256	46,040

Total current liabilities	94,857	69,044	114,599
Long-term debt	75,751	47,000	88,954
Deferred rent, and other	8,956	8,928	8,560

Total liabilities	179,564	124,972	212,113

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 22,153,349 shares issued and 22,125,777 shares outstanding at April 4, 2009; 22,142,949 shares issued and 22,115,377 shares outstanding at January 3, 2009; and 21,917,348 shares issued and 21,893,745 shares outstanding at March 29, 2008	22	22	22
Treasury stock	(366)	(366)	(348)
Additional paid-in capital	174,597	173,997	171,389
Accumulated other comprehensive income (loss)	648	590	(154)
Retained earnings	(400)	15,377	36,516

Total stockholders’ equity	174,501	189,620	207,425

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$354,065	$314,592	$419,538

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	13 Weeks Ended
	April 4, 2009	March 29, 2008
Net revenues	$100,965	$113,263
Cost of goods sold	79,054	90,778

Gross profit	21,911	22,485
Selling, general and administrative expense	36,884	46,821
Store closures and other restructuring costs	77	—
Impairment of long-lived assets	—	266

Loss from operations	(15,050)	(24,602)
Interest expense	331	846

Loss before income taxes	(15,381)	(25,448)
Provision (benefit) for income taxes	397	(7,787)

Net loss	$(15,778)	$(17,661)

Net loss per common and common equivalent share -
Basic and diluted	$(0.71)	$(0.81)
Weighted average common and common equivalent shares outstanding -
Basic and diluted	22,117	21,894

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	13 Weeks Ended
	April 4, 2009	March 29, 2008
OPERATING ACTIVITIES:
Net loss	$(15,778)	$(17,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,025	4,725
Impairment of long-lived assets	—	266
Share-based compensation	554	418
Tax benefit from equity issuance	—	(18)
Deferred income taxes	—	31
Provision for doubtful accounts	169	72
Lower of cost or market inventory adjustments	1,384	876
Loss on asset disposals	40	63
Changes in assets and liabilities:
Trade receivables	(1,024)	(1,481)
Merchandise inventories	(36,460)	(39,468)
Other current assets	392	(6,315)
Other assets	258	399
Accounts payable	23,768	33,698
Accrued expenses and other	1,894	(1,736)
Deferred items and other non-current liabilities	28	(2)

Net cash used in operating activities	(20,750)	(26,133)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	12	—
Purchases of property and equipment	(3,284)	(4,629)

Net cash used in investing activities	(3,272)	(4,629)

FINANCING ACTIVITIES:
Borrowings on line of credit	33,566	44,989
Repayments on line of credit	(4,815)	(8,335)
Proceeds from exercise of stock options	46	1

Net cash provided by financing activities	28,797	36,655

Effect of exchange rate changes on cash	11	25
NET INCREASE IN CASH	4,786	5,918
CASH AT BEGINNING OF PERIOD	7,473	6,126

CASH AT END OF PERIOD	$12,259	$12,044

Other cash flow information:
Cash paid for interest	$313	$817
Cash refunded for income taxes	(14)	(2,715)
Non-cash investing activities
Property and equipment additions in accounts payable	929	99

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended April 4, 2009 and March 29, 2008

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items, except as discussed in Note 7 below) necessary to fairly present the financial position at April 4, 2009 and March 29, 2008, and the interim results of operations and cash flows for the 13-week periods then ended, have been included.

The condensed consolidated balance sheet at January 3, 2009 presented herein has been derived from the audited consolidated financial statements of the Company for the year then ended that was included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009 (the “2008 Form 10-K”). These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended January 3, 2009, that were included in the 2008 Form 10-K.

Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 3, 2009. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended April 4, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 2, 2010. Historically, the Company’s consolidated revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of our retail markets.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31. The 2009 fiscal year consists of 52 weeks ending on January 2, 2010 and the 2008 fiscal year consisted of 53 weeks ended January 3, 2009. All quarters of both fiscal years 2009 and 2008 consist of 13 weeks, except for the fourth quarter of 2008, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.

Fair Value of Financial Instruments

On the first day of fiscal 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” for financial assets and liabilities. The Company adopted SFAS No. 157 for fair value measurement of non-financial assets and liabilities which are non-recurring (e.g., store asset impairment) at the beginning of fiscal 2009. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). There was no material impact on the Company’s financial position, results of operations or cash flows with the adoption of SFAS No. 157.

Also, effective December 30, 2007, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of Financial Accounting Standards Board (“FASB”) statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Election of the fair value option is irrevocable and is applied on a contract-by-contract basis. The Company has elected not to apply the fair value option to its eligible financial assets and liabilities and, accordingly, the adoption of SFAS No. 159 had no financial statement impact.

Recently Issued Accounting Standards

The following recently issued accounting standards have been grouped by their required effective dates for the Company:

Second Quarter of 2009

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 (“FSP FAS 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion NO. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during interim reporting periods. The new disclosure requirements will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will result in additional quarterly disclosures only.

NOTE 2: INCOME TAXES

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its year-to-date ordinary earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

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

The Company’s income tax rate was a provision for state taxes of 2.6% resulting in expense of $0.4 million for the thirteen weeks ended April 4, 2009, and the effective tax rate of 30.6% resulted in a benefit of $7.8 million for the thirteen weeks ended March 29, 2008. The change in the effective tax rate was primarily due to the Company’s decision in the second quarter of 2008 to record a full valuation allowance against its net deferred tax assets

The fiscal 2008 adjustment had no impact on the Company’s cash flow or future prospects, nor did it alter the Company’s ability to utilize the underlying tax net operating loss and credit carryforwards in the future, the utilization of which is limited to achieving future taxable income.

Under GAAP, when the Company’s results demonstrate a pattern of future profitability and reverse the current cumulative loss trend, the Company’s valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets.

NOTE 3: SHARE-BASED COMPENSATION

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

Included in cost of goods sold and selling, general and administrative expense are share-based compensation expenses, net of estimated forfeitures, that have been included in the statement of operations for all share-based compensation arrangements was as follows:

(in thousands)	13 weeks Ended April 4, 2009	13 weeks Ended March 29, 2008
Selling, general and administrative expense	$444	$314
Cost of goods sold	110	104

Share-based compensation expense	$554	$418

Stock Options: The Incentive Plan provides for the granting of stock options to eligible associates employed at the time of the grant, and such grants to associates represent non-qualified stock options. The exercise price of an option is established at the fair market value of a share of the Company’s common stock on the date of grant. Options awarded under the Incentive Plan generally vest over three years (options awarded under the Incentive Plan in 2006 generally vest over four years) and expire five years following the grant date. As of April 4, 2009, there was $2.8 million of unrecognized share-based compensation expense for stock options, net of expected forfeitures, with a weighted-average future expense recognition period of approximately 1.6 years.

The following table summarizes the activity for stock options for the thirteen weeks ended April 4, 2009:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at January 4, 2009 (beginning of fiscal year)	3,731,583	$13.89	3.9
Granted	—	—	—
Exercised	(10,400)	4.38
Forfeited	(71,450)	8.43
Expired	(120,021)	17.37

Outstanding at April 4, 2009	3,529,712	$13.88	3.7

Vested as of April 4, 2009	2,123,156	$17.92	3.7

Restricted Share Awards: The Incentive Plan also provides for awards of shares to eligible associates and directors that are subject to restrictions on transfer for a period of time (commonly referred to as “restricted shares”). Compensation expense for restricted shares was less than $0.1 million for the thirteen weeks ended April 4, 2009 and $0.1 million for the 13 weeks ended March 29, 2008.

Associate Stock Buying Plan: The Company also has the Buying Plan under which all eligible associates may elect to participate on the grant dates twice each year. Associates who own 5% or more of Company stock are prohibited from participating in the Buying Plan; however, all other associates may participate.

NOTE 4: SEGMENT INFORMATION

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

Revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct Sales segment, the Company promotes and sells products internationally through both its websites and call center. The Company operates primarily in the United States with foreign revenues representing less than 5% of total net revenues during each of the thirteen week periods ended April 4, 2009 and March 29, 2008, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.

Segment assets are those directly allocated to an operating segment’s operations. For the Stores segment, assets primarily consists of leasehold improvements, computer assets, fixtures, land and buildings. For the Port Supply and Direct Sales segments, assets primarily consists of computer assets. Unallocated assets consists of merchandise inventory, shared technology infrastructure, distribution centers, corporate headquarters, prepaid expenses, deferred taxes and other assets. Capital expenditures and depreciation expense for each segment are allocated to the assets assigned to the segment. Contribution is defined as net revenues less product costs and direct expenses.

Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended
	April 4, 2009	March 29, 2008
Net revenues:
Stores	$88,305	$97,097
Direct Sales	5,843	7,094
Port Supply	6,817	9,072

Consolidated net revenues	$100,965	$113,263

Contribution:
Stores	$(3,356)	$(7,477)
Direct Sales	815	1,055
Port Supply	(419)	(653)

Consolidated contribution	$(2,960)	$(7,075)

Reconciliation of consolidated contribution to net loss:
Consolidated contribution	$(2,960)	$(7,075)
Less:
Indirect costs of goods sold not included in consolidated contribution	(3,034)	(5,915)
General and administrative expense	(9,056)	(11,612)
Interest expense	(331)	(846)
Benefit (provision) for income taxes	(397)	7,787

Net loss	$(15,778)	$(17,661)

	13 Weeks Ended
	April 4, 2009	March 29, 2008
Assets:
Stores	$35,568	$40,293
Port Supply	6,147	8,191
Direct Sales	1,528	2,772
Unallocated	310,822	368,282

Total assets	$354,065	$419,538

Capital expenditures:
Stores	$2,616	$2,032
Port Supply	26	167
Direct Sales	—	121
Unallocated	642	2,309

Total capital expenditures	$3,284	$4,629

Depreciation and amortization:
Stores	$2,433	$2,841
Port Supply	60	89
Direct Sales	91	133
Unallocated	1,441	1,662

Total depreciation and amortization	$4,025	$4,725

NOTE 5: COMPREHENSIVE INCOME (LOSS)

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

NOTE 6: CONTINGENCIES

In December 2008, the Company entered into a settlement agreement in connection with a lawsuit filed on March 21, 2008 in the California Superior Court, County of Orange by a former hourly associate, seeking to represent himself and all similarly situated current and former hourly paid associates employed by the Company in the State of California, alleging, among other things, that the Company failed to provide meal and rest periods, correct itemized statements, pay discharged employees, and engaged in unfair business practices in violation of certain applicable sections of the California Labor Code and the California Business and Professions Code (see Item 3 – “Legal Proceedings”, in the 2008 Form 10-K for more information). On April 9, 2009, the court granted preliminary approval of the settlement agreement and scheduled a final hearing to be held on or about August 14, 2009. Following that approval, after its review of the class data, the Company determined that additional class members would need to be included. As a result, the parties reopened discussions regarding the settlement terms which, if modified, will require the court’s approval. The Company does not expect the settlement, even if and as modified, to have a material adverse effect on its future financial position or results of operations.

The Company also is party to various legal proceedings and claims including the SEC investigation described in Item 1A of the 2008 Form 10-K under “The SEC’s current investigation arising from prior restatement of our historical financial results may adversely affect our financial condition, results of operations and the price of our common stock,” as well as those arising from normal business activities. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted, individually or in the aggregate, will have a material adverse effect on future financial results. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

NOTE 7: STORE CLOSURE AND OTHER RESTRUCTURING COSTS

Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities. The Company has accounted for severance costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These benefits are detailed in an approved severance plan, which is specific as to number, position, location and timing. In addition, severance benefits are communicated in specific detail to affected employees, and it is unlikely that the plan will change when the costs are recorded. Costs are recognized ratably over the period services are rendered, otherwise they are recognized when they are communicated to the employees. Other associated costs, such as legal and professional fees, have been expensed as incurred, in accordance with SFAS No. 146.

During the first quarter of 2009, the Company recognized charges of $0.1 million for estimated lease contract termination obligations, termination benefits and other store closure costs. Accrued liabilities related to store closure costs outstanding as of April 4, 2009 were $8.4 million.

Costs and obligations (included in “Accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets) recorded by the Company in 2008, 2007 and 2006 and as of April 4, 2009 in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Beginning balance, January 1, 2006	$—	$—	$—
Charges	4,686	6,250	10,936
Payments	(4,117)	(3,813)	(7,930)

Ending balance, December 30, 2006	$569	$2,437	$3,006
Charges	—	558	558
Payments	(569)	(1,007)	(1,576)

Ending balance, December 29, 2007	$—	$1,988	$1,988
Charges	3,023	7,664	10,687
Payments	(1,954)	(1,652)	(3,606)

Ending balance, January 3, 2009	$1,069	$8,000	$9,069
Charges	24	53	77
Payments	(144)	(639)	(783)

Ending balance, April 4, 2009	$949	$7,414	$8,363

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries (“West Marine”) as of April 4, 2009 and March 29, 2008, and the related condensed consolidated statements of operations and of cash flows for the 13-week periods then ended. These interim financial statements are the responsibility of West Marine’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Marine, Inc. and subsidiaries as of January 3, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of a new accounting standard. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 3, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

May 12, 2009

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2009 (the “2008 Form 10-K”). All references to the first quarter of 2009 mean the 13-week period ended April 4, 2009, respectively, and all references to the first quarter of 2008 mean the 13-week period ended March 29, 2008. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview

West Marine is one of the largest boating supply retailers in the world. We have three reportable segments: — Stores, Port Supply (wholesale) and Direct Sales (Internet and call center) – all of which sell aftermarket recreational boating supplies directly to customers. At the end of the first quarter of 2009, we offered our products through 341 company-owned stores in 38 states, Puerto Rico and Canada and one franchised store located in Turkey; on the Internet; and through our call center channel. We also are engaged, through our Port Supply division, in our stores and on the Internet, in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

Critical Accounting Policies and Estimates

Our unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations including allowances and capitalization of indirect costs, costs associated with exit activities (e.g. store closures), impairment of long-lived assets and deferred tax assets and applicable valuation allowance. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K. The following discussion and analysis should be read in conjunction with such description of critical accounting policies and with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Results of Operations

The following table sets forth certain statement of operations components expressed as a percent of net revenues:

	13 Weeks Ended
	April 4, 2009	March 29, 2008
Net revenues	100.0%	100.0%
Cost of goods sold	78.3	80.1

Gross profit	21.7	19.9
Selling, general and administrative expense	36.5	41.4
Store closures and other restructuring costs	0.1	0.0
Impairment of long-lived assets	0.0	0.2

Loss from operations	(14.9)	(21.7)
Interest expense	0.3	0.8

Loss before income taxes	(15.2)	(22.5)
Provision (benefit) for income taxes	0.4	(6.9)

Net loss	(15.6)%	(15.6)%

Thirteen Weeks Ended April 4, 2009 Compared to Thirteen Weeks Ended March 29, 2008

Net revenues for the first quarter of 2009 were $101.0 million, a decrease of $12.3 million, or 10.9%, compared to net revenues of $113.3 million in the first quarter of 2008, primarily due to a $6.1 million decrease in comparable store sales and a $3.7 million decrease attributable to stores closed in 2008 and the first quarter of 2009.

Net revenues attributable to our Stores division decreased $8.8 million to $88.3 million in the first quarter of 2009, a 9.1% decrease compared to the first quarter of 2008, primarily due to a $6.1 million decrease in comparable store sales and a $3.7 million decrease attributable to stores closed in 2008 and the first quarter of 2009. Comparable store sales decreased 6.8% in the first quarter of 2009, compared to a comparable store sales decrease of 9.4% in the first quarter last year. The decline in comparable store sales reflects lower sales of higher-priced discretionary items and lower in-store traffic levels throughout the quarter. Sales of usage-based products, such as fishing and watersports equipment, declined at a rate greater than the overall comparable store decrease. We believe this is indicative of reduced boating activity and we expect consumers to continue to reduce spending on both discretionary and needs-based boating supplies at a rate similar to that of the first quarter in the second quarter. The overall comparable store trends were consistent across the country and we do not expect them to improve until there is a general improvement in the economy. We had 341 stores open at the end of the first quarter of 2009 compared to 370 stores at the end of the first quarter of 2008. Wholesale (Port Supply) net sales through our distribution centers decreased $2.3 million, or 24.9%, to $6.8 million in the first quarter of 2009 compared to 2008, primarily due to lower sales to boat dealers and boat builders. Net sales at our Direct Sales division decreased $1.2 million, or 17.6%, to $5.8 million in the first quarter of 2009 compared to 2008, primarily due to lower call center volume and lower sales of big ticket discretionary items.

Gross profit decreased by $0.6 million, or 2.6%, to $21.9 million in the first quarter of 2009, compared to $22.5 million for the same period last year. Gross profit increased as a percentage of net revenues by 180 basis points to 21.7% in the first quarter of 2009, compared to 19.9% for the same period last year. Gross profit as a percentage of revenues increased primarily due to a 149 basis point increase in product margin driven by less promotional and clearance activity during the quarter, as well as a shift in balance of sales to higher margin categories. Additionally, inventory shrinkage improved by 70 basis points and buying and distribution improved by 63 basis points. These improvements were partially offset by occupancy which deleveraged 125 basis points due to its fixed nature and given the decline in revenues.

Selling, general and administrative expenses decreased $9.9 million, or 21.2%, to $36.9 million in the first quarter of 2009, compared to $46.8 million for the same period last year, and decreased as a percentage of revenues to 36.5% in the first quarter of 2009, compared to 41.4% for the same period last year. The decrease in selling, general and administrative expenses was primarily due to $7.4 million in lower payroll, marketing and other variable expenses, reflecting lower revenues, reduced store count and lower professional services expenses, as well as a $1.6 million reduction in costs related to the SEC investigation.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax rate for the first quarter of 2009 was a provision of 2.6% for state taxes compared with an effective tax rate benefit of 30.6% for the same period last year. The change in our effective tax rate was largely due to management’s decision to establish a full valuation allowance on our net deferred tax assets in the second quarter of 2008. For more information, see Note 2 to our condensed consolidated financial statements included in this report.

Net loss for the first quarter of 2009 was $15.8 million compared to net loss of $17.7 million in the first quarter of 2008.

Liquidity and Capital Resources

We ended the first quarter of 2009 with $12.3 million of cash, a slight increase from $12.0 million at the end of the first quarter of 2008. Working capital, the excess of current assets over current liabilities, decreased to $197.7 million at the end of the first quarter, compared with $228.3 million for the same period last year. The decrease in working capital was primarily driven by lower inventory year-over-year of $29.2 million.

Our Seattle, Washington store is expected to be relocated at the end of August 2009 due to an eminent domain petition for a construction project filed by the City of Seattle in the Superior Court of the State of Washington for King County on or about August 14, 2008. We entered into a settlement agreement on April 21, 2009 with the City of Seattle and the owner of the property pursuant to which the City will pay the owner an award of “just compensation” as a result of the taking of the property, and West Marine and the owner will engage in binding arbitration to determine our allocable share of such just compensation. As a result, our liquidity may increase in the period in which our share of the just compensation award is paid, depending upon the amount finally awarded. This increase may be offset partially by additional costs associated with our move to, and our capital investment in, a new location.

Operating Activities

During the first quarter of 2009, net cash used in operating activities was $20.8 million, compared to $26.1 million for the same period last year. Net cash used in operating activities improved year-over-year by $5.3 million and was primarily driven by lower inventory purchases which resulted in lower accounts payable. The decrease in accounts payable was partially offset by increased accrued expenses for accruals related to the 2008 store closures and restructuring charges. Inventory changes were consistent year-over-year with our seasonal inventory increases from year-end into the first quarter as we prepare for the boating season.

Investing Activities

We spent $3.3 million on capital expenditures during the first quarter of 2009, a $1.3 million decrease from the prior year, primarily due to lower spending on production improvements at our distribution centers partially offset by investment in our two new prototype flagship stores that launched during the first quarter of 2009. We have opened three stores (including the two flagship stores) and remodeled one store during the first quarter of 2009.

Financing Arrangements

Net cash provided by financing activities was $28.8 million for the first three months of 2009, consisting of net borrowings under our credit facility.

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

The applicable margin for any date will depend upon the amount of available credit under the revolving facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the first quarter of 2009 and 2008, the weighted average interest rate on all of our outstanding borrowings was 1.8% and 4.8%, respectively.

Although our loan agreement contains customary covenants, including but not limited to, restrictions on our ability and that of our subsidiaries to incur debt, grant liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our loan agreement at any given time is determined by the estimated liquidation value of these assets as determined by the lenders’ appraisers. Additional loan covenants include a requirement that we maintain minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date. A default under our loan agreement also could significantly and adversely affect our ability to obtain additional or alternative financing. For example, the lenders’ obligation to extend credit is dependent upon our compliance with these covenants. As of April 4, 2009, we were in compliance with our bank covenants.

At April 4, 2009, borrowings under this credit facility were $75.8 million, bearing interest at rates ranging from 1.8% to 3.3%, and $86.6 million was available for future borrowings. At March 29, 2008, borrowings under this credit facility were $89.0 million, bearing interest at rates ranging from 3.5% to 5.0%, and $98.2 million was available to be borrowed. At April 4, 2009 and March 29, 2008, we had $5.5 million and $5.8 million, respectively, of outstanding commercial and stand-by letters of credit. The credit facility does not require a daily sweep lockbox arrangement except in specific circumstances, such as the occurrence of an event of default.

Our aggregate borrowing base cannot exceed $225.0 million and was $181.5 million and $208.0 million as of April 4, 2009 and March 29, 2008, respectively. Our borrowing base at April 4, 2009 and March 29, 2008 consisted of the following (in millions):

	April 4, 2009	March 29, 2008
Accounts receivable availability	$6.9	$8.9
Inventory availability	179.0	204.1
Less: reserves	(4.4)	(5.0)

Total borrowing base	$181.5	$208.0

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$75.8	$89.0
Outstanding letters of credit	5.5	5.8

Total obligations	$81.3	$94.8

Accordingly, our availability as of April 4, 2009 and March 29, 2008, respectively, was (in millions):

Total borrowing base	$181.5	$208.0
Less: obligations	(81.3)	(94.8)
Less: minimum availability	(13.6)	(15.0)

Total availability	$86.6	$98.2

Off-Balance Sheet Arrangements

Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2 – Properties and Note 7 to the consolidated financial statements in the 2008 Form 10-K.

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

Business Trends

Our research indicates that the U.S. boating industry continues to experience a down cycle, as evidenced by lower sales trends in each of our business segments compared to last year, lower new and used boat sales, and declining boat registrations in key states. There are a number of steps we are taking to respond to this challenging industry climate and lower sales expectations to ensure orderly management of the business and preserve our financial strength to survive the current downturn and maximize our opportunity when the marketplace recovers. We remain focused on reducing expenses and maximizing cash flow by:

•	controlling our operating expenses through variable expense management, as well as reengineering and streamlining business processes;

•	continuing to improve the quality of our inventory by reducing overstocked or discontinued goods;

•	establishing a conservative budget for 2009, which focuses on reduced capital spending, expense control and cash management; and

•	further exploring methods and strategies to drive domestic and international sales and market presence.

We believe worsening economic conditions and turmoil in the financial markets have adversely impacted discretionary consumer spending in an already challenging climate for the boating industry, and we believe that this economic weakness will continue to have a depressing effect on our sales revenue, with corresponding risks to our earnings and cash flow in 2009 (see the “Overview” and “Fiscal 2008 Compared with Fiscal 2007-Segment revenues” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K).

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

West Marine’s operations could be adversely affected if the current economic conditions, the decline in spending in the boating industry and/or the turmoil in the financial markets, continue or worsen, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in the 2008 Form 10-K, and those risks which may be described from time to time in West Marine’s other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to diminish our exposure to interest rate or currency rate risk, and we are not a party to any interest rate or currency rate risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in the 2008 Form 10-K.

Based on our operating results for the first quarter ended April 4, 2009, a 18 basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pre-tax income and cash flows by approximately $0.1 million over the next year (see Note 5 to the Notes to consolidated financial statements in the 2008 Form 10-K).

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 4, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In December 2008, the Company entered into a settlement agreement in connection with a lawsuit filed on March 21, 2008 in the California Superior Court, County of Orange by a former hourly associate, seeking to represent himself and all similarly situated current and former hourly paid associates employed by the Company in the State of California, alleging, among other things, that the Company failed to provide meal and rest periods, correct itemized statements, pay discharged employees, and engaged in unfair business practices in violation of certain applicable sections of the California Labor Code and the California Business and Professions Code (see Item 3 – “Legal Proceedings”, in the 2008 Form 10-K for more information). On April 9, 2009, the court granted preliminary approval of the settlement agreement and scheduled a final hearing to be held on or about August 14, 2009. Following that approval, after its review of the class data, the Company determined that additional class members would need to be included. As a result, the parties reopened discussions regarding the settlement terms which, if modified, will require the court’s approval. The Company does not expect the settlement, even if and as modified, to have a material adverse effect on its future financial position or results of operations.

Additionally, we are involved in various other legal and regulatory proceedings, claims and litigation, including the SEC investigation described in Item 1A of our 2008 Form 10-K under “The SEC’s current investigation arising from prior restatement of our historical financial results and for which the SEC staff intends to recommend an enforcement action may adversely affect our financial condition, results of operations and the price of our common stock,” as well as those arising in the ordinary course of business. Based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted, individually and in the aggregate, will have a material adverse effect on our financial position. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact our results of operations in any given period.

ITEM 1A – RISK FACTORS

We have included in Part I, Item 1A of our 2008 Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” These Risk Factors have not materially changed. Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock.

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

Date: May 12, 2009	WEST MARINE, INC.

	By:	/s/ Geoffrey A. Eisenberg
Geoffrey A. Eisenberg
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer