Form 10-Q
period 2009-07-04
WEST MARINE INC
filed 2009-08-10
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

At August 1, 2009, the number of shares outstanding of the registrant’s common stock was 22,221,059.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 4, 2009, JANUARY 3, 2009 AND JUNE 28, 2008

(Unaudited and in thousands, except share data)

	July 4, 2009	January 3, 2009	June 28, 2008
ASSETS
Current assets:
Cash	$17,691	$7,473	$12,422
Trade receivables, net	8,521	5,824	9,876
Merchandise inventories	229,278	222,601	277,063
Other current assets	17,575	16,369	22,170

Total current assets	273,065	252,267	321,531
Property and equipment, net	57,183	59,615	64,539
Intangibles, net	135	154	173
Other assets	3,159	2,556	3,243

TOTAL ASSETS	$333,542	$314,592	$389,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,024	$26,788	$65,569
Accrued expenses and other	49,058	42,256	51,815

Total current liabilities	98,082	69,044	117,384
Long-term debt	18,000	47,000	51,000
Deferred rent and other	9,758	8,928	8,328

Total liabilities	125,840	124,972	176,712

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 22,251,565 shares issued and 22,220,675 shares outstanding at July 4, 2009; 22,142,949 shares issued and 22,115,377 shares outstanding at January 3, 2009; and 22,049,113 shares issued and 22,021,541 shares outstanding at June 28, 2008	22	22	22
Treasury stock	(385)	(366)	(366)
Additional paid-in capital	175,581	173,997	172,427
Accumulated other comprehensive income (loss)	397	590	(266)
Retained earnings	32,087	15,377	40,957

Total stockholders’ equity	207,702	189,620	212,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$333,542	$314,592	$389,486

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net revenues	$215,371	$226,681	$316,336	$339,944
Cost of goods sold	142,278	148,270	221,332	239,048

Gross profit	73,093	78,411	95,004	100,896
Selling, general and administrative expense	40,529	48,926	77,413	95,747
Store closures and other restructuring costs	(26)	—	51	—
Impairment of long-lived assets	—	1,897	—	2,163

Income from operations	32,590	27,588	17,540	2,986
Interest expense	302	762	633	1,608

Income before income taxes	32,288	26,826	16,907	1,378
Provision (benefit) for income taxes	(200)	22,385	197	14,598

Net income (loss)	$32,488	$4,441	$16,710	$(13,220)

Net income (loss) per share:
Basic	$1.46	$0.20	$0.75	$(0.60)
Diluted	$1.46	$0.20	$0.75	$(0.60)
Weighted average common and common equivalent shares outstanding:
Basic	22,187	21,972	22,152	21,933
Diluted	22,234	21,985	22,188	21,933

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	26 Weeks Ended
	July 4, 2009	June 28, 2008
OPERATING ACTIVITIES:
Net income (loss)	$16,710	$(13,220)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,363	9,460
Impairment of store assets	—	2,163
Impairment of long-lived assets	—	54
Share-based compensation	1,187	1,083
Tax benefit from equity issuance	—	(89)
Deferred income taxes	(603)	14,568
Provision for doubtful accounts	245	215
Lower of cost or market inventory adjustments	1,646	1,662
Loss on asset disposals	122	119
Changes in assets and liabilities:
Trade receivables	(2,942)	(3,387)
Merchandise inventories	(8,323)	(30,418)
Other current assets	(1,206)	(701)
Other assets	(275)	194
Accounts payable	22,711	30,372
Accrued expenses and other	6,802	4,039
Deferred items and other non-current liabilities	830	153

Net cash provided by operating activities	45,267	16,267

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	16	21
Purchases of property and equipment	(6,401)	(9,138)

Net cash used in investing activities	(6,385)	(9,117)

FINANCING ACTIVITIES:
Borrowings on line of credit	34,595	51,303
Repayments on line of credit	(63,595)	(52,603)
Proceeds from exercise of stock options	52	1
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	345	444
Treasury shares acquired	(19)	(18)

Net cash used in financing activities	(28,622)	(873)

Effect of exchange rate changes on cash	(42)	19
NET INCREASE IN CASH	10,218	6,296
CASH AT BEGINNING OF PERIOD	7,473	6,126

CASH AT END OF PERIOD	$17,691	$12,422

Other cash flow information:
Cash paid for interest	$645	$1,648
Cash paid (refunded) for income taxes	422	(2,462)
Non-cash investing activities
Property and equipment additions in accounts payable	94	435

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Twenty-Six Weeks Ended July 4, 2009 and June 28, 2008

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items, except as discussed in Notes 2 and 7 below) necessary to fairly present the financial position at July 4, 2009 and June 28, 2008, and the interim results of operations for the 13-week and 26-week periods and cash flows for the 26-week periods then ended, have been included.

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

Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 3, 2009. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 26-week periods ended July 4, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 2, 2010. Historically, the Company’s revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of our retail markets.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31. The 2009 fiscal year consists of 52 weeks ending on January 2, 2010 and the 2008 fiscal year consisted of the 53 weeks ended January 3, 2009. All quarters of both fiscal years 2009 and 2008 consist of 13 weeks, except for the fourth quarter of 2008, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.

Subsequent events were evaluated through August 10, 2009, the date these condensed consolidated financial statements were issued.

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

The estimated fair value of long-term debt was $17.5 million as of July 4, 2009. The Company’s only long-term debt consists of amounts outstanding under its credit facility. The fair value was estimated based on rates currently offered for debt with similar terms and maturities. The entire debt was treated as one coupon bond, with a monthly coupon payment and maturity equal to that of the credit facility. This bond was then valued at the current cost of debt for the Company under the credit facility.

NOTE 2: INCOME TAXES

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its year-to-date ordinary earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in tax laws, rates or status is recognized in the interim period in which the change occurs.

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

The Company’s income tax rate was a provision for state taxes of 1.2% resulting in expense of $0.2 million for the twenty-six weeks ended July 4, 2009, and the effective tax rate of 1,059.4% resulted in an expense of $14.6 million for the twenty-six weeks ended June 28, 2008. The change in the effective tax rate was primarily due to the Company’s decision in the second quarter of 2008 to record a full valuation allowance against its net deferred tax assets and to cease recording any future income tax benefits going forward.

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

Included in cost of goods sold and selling, general and administrative expense is share-based compensation expense, net of estimated forfeitures, that have been included in the statements of operations for all share-based compensation arrangements as follows:

(in thousands)	13 Weeks Ended July 4, 2009	13 Weeks Ended June 28, 2008	26 Weeks Ended July 4, 2009	26 Weeks Ended June 28, 2008
Cost of goods sold	$102	$136	$211	$240
Selling, general and administrative expense	532	529	976	843

Share-based compensation expense	$634	$665	$1,187	$1,083

Stock Options: The Incentive Plan provides for the granting of stock options to eligible associates employed at the time of the grant, and such grants to associates represent non-qualified stock options. The exercise price of an option is established at the fair market value of a share of the Company’s common stock on the date of grant. Options awarded under the Incentive Plan generally vest over three years (options awarded under the Incentive Plan in 2006 generally vest over four years) and expire five years following the grant date. As of July 4, 2009, there was $3.6 million of unrecognized share-based compensation expense for stock options, net of expected forfeitures, with a weighted-average future expense recognition period of approximately 1.9 years.

The following table summarizes the activity for stock options for the twenty-six weeks ended July 4, 2009:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at January 4, 2009 (beginning of fiscal year)	3,731,583	$13.89	3.9
Granted (weighted average grant date fair value of $1.88)	715,375	5.80	4.9
Exercised	(11,569)	4.43
Forfeited	(78,215)	8.59
Expired	(182,404)	16.81

Outstanding at July 4, 2009	4,174,770	12.48	3.7

Vested as of July 4, 2009	2,456,435	16.52	3.5

Restricted Share Awards: The Incentive Plan also provides for awards of shares to eligible associates and directors that are subject to restrictions on transfer for a period of time (commonly referred to as “restricted shares”). Compensation expense for restricted shares was less than $0.1 million for the thirteen weeks ended July 4, 2009 and $0.1 million for the thirteen weeks ended June 28, 2008, and $0.1 million for each of the twenty-six weeks ended July 4, 2009 and June 28, 2008.

Associate Stock Buying Plan: The Company also has the Buying Plan under which all eligible associates may elect to participate on the grant dates twice each year. All associates may participate, other than those who own 5% or more of the Company’s outstanding stock.

NOTE 4: SEGMENT INFORMATION

The Company has three reportable segments—Stores, Port Supply (wholesale) and Direct Sales (Internet and call center)—all of which sell merchandise directly to customers. The customer base overlaps between the Company’s Stores and Port Supply segments, and between its Stores and Direct Sales segments. All processes for the three segments within the supply chain are centralized, including purchases from vendors, distribution center activity and customer delivery.

Revenues are attributed to the segment that processes the orders from the customer. Through the Direct Sales segment, the Company promotes and sells products internationally through both its websites and call center. The Company operates primarily in the United States with foreign revenues representing 5% or less of total net revenues during each of the thirteen-week and twenty-six-week periods ended July 4, 2009 and June 28, 2008, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.

Segment assets are those directly allocated to an operating segment’s operations. For the Stores segment, assets primarily consist of leasehold improvements, computer assets, fixtures, land and buildings. For the Port Supply and Direct Sales segments, assets primarily consist of computer assets. Unallocated assets consists of merchandise inventory, shared technology infrastructure, distribution centers, corporate headquarters, prepaid expenses, deferred taxes and other assets. Capital expenditures and depreciation expense for each segment are allocated to the assets assigned to the segment. Contribution is defined as net revenues less product costs and direct expenses.

Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net revenues:
Stores	$194,671	$199,633	$282,976	$296,730
Direct Sales	11,824	14,284	17,667	21,378
Port Supply	8,876	12,764	15,693	21,836

Consolidated net revenues	$215,371	$226,681	$316,336	$339,944

Contribution:
Stores	$45,741	$42,668	$42,385	$35,191
Direct Sales	2,612	2,589	3,932	3,644
Port Supply	48	350	(371)	(303)

Consolidated contribution	$48,401	$45,607	$45,946	$38,532

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$48,401	$45,607	$45,946	$38,532
Less:
Indirect costs of goods sold not included in consolidated contribution	(7,859)	(8,365)	(11,398)	(14,280)
General and administrative expense	(7,952)	(9,654)	(17,008)	(21,266)
Interest expense	(302)	(762)	(633)	(1,608)
Benefit (provision) for income taxes	200	(22,385)	(197)	(14,598)

Net income (loss)	$32,488	$4,441	$16,710	$(13,220)

	13 Weeks Ended		26 Weeks Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Assets:
Stores			$33,310	$35,952
Port Supply			7,491	9,713
Direct Sales			1,094	2,571
Unallocated			291,647	341,250

Total assets			$333,542	$389,486

Capital expenditures:
Stores	$2,947	$2,832	$5,563	$4,864
Port Supply	—	560	26	727
Direct Sales	—	10	—	131
Unallocated	170	1,107	812	3,416

Total capital expenditures	$3,117	$4,509	$6,401	$9,138

Depreciation and amortization:
Stores	$2,670	$2,866	$5,103	$5,707
Port Supply	51	83	111	172
Direct Sales	85	129	176	262
Unallocated	1,532	1,657	2,973	3,319

Total depreciation and amortization	$4,338	$4,735	$8,363	$9,460

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

NOTE 6: CONTINGENCIES

On July 23, 2009, the U.S. Securities and Exchange Commission (“SEC”) approved a final settlement between the Company and the SEC regarding the previously-disclosed investigation of the Company. The investigation involved the facts and circumstances that gave rise to the Company’s 2007 restatement of its financial results for fiscal years 2002 through 2005 and for the first three quarters of fiscal year 2006. Under the terms of the settlement, the Company, without admitting or denying any of the SEC’s allegations, agreed to settle the charges by consenting to a permanent injunction against committing or causing any violations or future violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, and Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended. The settlement does not require the Company to pay a monetary penalty and, therefore, the Company does not expect the settlement to have a material adverse effect on its future financial position or results of operation. This settlement concludes the SEC’s investigation of the Company.

In December 2008, the Company entered into a settlement agreement in connection with a lawsuit filed on March 21, 2008 in the California Superior Court, County of Orange by a former hourly associate, seeking to represent himself and all similarly situated current and former hourly paid associates employed by the Company in the State of California, alleging, among other things, that the Company failed to provide meal and rest periods, to provide correct itemized statements, to pay discharged employees, and engaged in unfair business practices in violation of certain applicable sections of the California Labor Code and the California Business and Professions Code (see Item 3 – “Legal Proceedings,” in the 2008 Form 10-K for more information). Following the court’s preliminary approval of the settlement agreement on April 9, 2009, the Company reviewed the class data and determined that additional class members needed to be included. As a result, on July 1, 2009, the court approved the modified settlement terms agreed to by the parties. The Company does not expect the settlement, as modified, to have a material adverse effect on its future financial position or results of operations.

The Company also is party to various legal proceedings and claims arising from normal business activities. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted, individually or in the aggregate, will have a material adverse effect on future financial results. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

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

During the twenty-six weeks ended July 4, 2009, the Company recognized charges of $0.1 million for estimated lease contract termination obligations, termination benefits and other store closure costs. Accrued liabilities related to store closure costs outstanding as of July 4, 2009 were $7.5 million.

Costs and obligations (included in “Accrued liabilities” in the Company’s condensed consolidated balance sheets) recorded by the Company in 2009 and 2008, in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Balance, December 29, 2007	$—	$1,988	$1,988
Charges	3,023	7,664	10,687
Payments	(1,954)	(1,652)	(3,606)

Ending balance, January 3, 2009	1,069	8,000	9,069
Charges	8	43	51
Payments	(215)	(1,367)	(1,582)

Ending balance, July 4, 2009	$862	$6,676	$7,538

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries (“West Marine”) as of July 4, 2009 and June 28, 2008, and the related condensed consolidated statements of operations for the 13-week and 26-week periods then ended and cash flows for the 26-week periods then ended. These interim financial statements are the responsibility of West Marine’s management.

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

August 10, 2009

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2009 (the “2008 Form 10-K”). All references to the second quarter and the first six months of 2009 mean the thirteen-week and twenty-six-week periods ended July 4, 2009, respectively, and all references to the second quarter and the first six months of 2008 mean the thirteen-week and twenty-six-week periods ended June 28, 2008, respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview

West Marine is one of the largest boating supply retailers in the world. We have three reportable segments — Stores, Port Supply (wholesale) and Direct Sales (Internet and call center) — all of which sell aftermarket recreational boating supplies directly to customers. At the end of the second quarter of 2009, we offered our products through 342 company-operated stores in 38 states, Puerto Rico and Canada and two franchised stores located in Turkey; on the Internet; and through our call center channel. We also are engaged, through our Port Supply division, in our stores and on the Internet, in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

Critical Accounting Policies and Estimates

Our unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations including allowances and capitalization of indirect costs, costs associated with exit activities (e.g., store closures), impairment of long-lived assets and deferred tax assets and applicable valuation allowance. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K. The following discussion and analysis should be read in conjunction with such description of critical accounting policies and with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Results of Operations

The following table sets forth certain statement of operations components expressed as a percent of net revenues:

	13 Weeks Ended		26 Weeks Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.1	65.4	70.0	70.3

Gross profit	33.9	34.6	30.0	29.7
Selling, general and administrative expense	18.8	21.6	24.5	28.2
Store closures and other restructuring costs	0.0	0.0	0.0	0.0
Impairment of long-lived assets	0.0	0.8	0.0	0.6

Income from operations	15.1	12.2	5.5	0.9
Interest expense, net	0.1	0.4	0.2	0.5

Income before income taxes	15.0	11.8	5.3	0.4
Income taxes	(0.1)	9.8	0.0	4.3

Net income (loss)	15.1%	2.0%	5.3%	(3.9)%

Thirteen Weeks Ended July 4, 2009 Compared to Thirteen Weeks Ended June 28, 2008

Net revenues for the second quarter of 2009 were $215.4 million, a decrease of $11.3 million, or 5.0%, compared to net revenues of $226.7 million in the second quarter of 2008. While the sale of new boats have continued to be soft and the areas of our business that support that industry segment continue to suffer, we believe we have benefited from an increase in boat usage product categories in some markets, a shift towards more “do-it-yourself” purchases in light of the current economic environment, and a positive reaction to our focus on core boating parts and accessories. We believe we have also benefited from changes in the competitive landscape, including the demise of a large competitor and lower gas prices versus the same period last year. We had 342 company-operated stores and two franchised stores in Turkey open at the end of the second quarter of 2009 compared to 369 company-operated and one franchise store in Turkey at the end of the second quarter of 2008.

Net revenues attributable to our Stores division decreased $5.0 million to $194.7 million in the second quarter of 2009, a 2.5% decrease compared to the second quarter of 2008, primarily due to a decrease of $10.3 million from store closures in 2008 and the first six months of 2009, partially offset by $6.2 million from new stores opened since the end of the second quarter last year. Comparable store sales decreased 1.0% in the second quarter of 2009, compared to a comparable store sales decrease of 7.8% in the second quarter last year. The decline in comparable store sales reflects lower sales of higher-priced discretionary items partially offset by increased sales of core boating parts and accessories, which we believe indicates more boat usage during the quarter and the favorable impact from changes in the competitive landscape and lower gas prices. Comparable store sales for the second quarter benefited by $8.4 million, or 4.2%, because of a favorable fiscal calendar shift from fiscal 2008. Sales typically build week-over-week leading up to the peak of boating season, and the fiscal calendar shift meant there were more peak season days in the second quarter of this year, which benefited comparable store sales. The calendar shift also resulted in the Fourth of July holiday falling in the second fiscal quarter in 2009, rather than the third fiscal quarter in 2008. Wholesale (Port Supply) net sales through our distribution centers decreased $3.9 million, or 30.5%, to $8.9 million in the second quarter of 2009 compared to 2008, primarily due to lower sales to boat dealers and boat builders. Net sales in our Direct Sales division decreased $2.5 million, or 17.2%, to $11.8 million in the second quarter of 2009 compared to 2008, primarily due to lower sales to international customers, lower call center volume and lower sales of big ticket discretionary items. The overall decline in the Direct Sales division was partially offset by increased sales to domestic Internet customers.

Gross profit decreased by $5.3 million, or 6.8%, to $73.1 million in the second quarter of 2009, compared to $78.4 million for the same period last year. Gross profit decreased as a percentage of net revenues by 70 basis points to 33.9% in the second quarter of 2009, compared to 34.6% for the same period last year. Gross profit as a percentage of net revenues decreased by 117 basis points due to higher unit buying and distribution costs given the reduced inventory levels during the period. The gross profit rate also decreased by an additional 22 basis points due to the deleveraging of store occupancy costs as revenues decreased relative to the fixed nature of these expenses. However, these declines were partially offset by improved product margins, which increased 92 basis points driven by lower promotional activity during the quarter as well as a shift in sales mix to higher margin core boating categories, such as maintenance.

Selling, general and administrative expense decreased $8.4 million, or 17.2%, to $40.5 million in the second quarter of 2009, compared to $48.9 million for the same period last year, and decreased as a percentage of net revenues to 18.8% in the second quarter of 2009, compared to 21.6% for the same period last year. The decrease in selling, general and administrative expense was primarily due to $4.7 million in lower support and selling overhead and a reduction in costs related to the recently settled SEC investigation, $3.3 million in lower payroll, marketing and other variable expenses reflecting lower revenues and a $1.7 million reduction due to the reduced store count. These decreases were partially offset by a $1.9 million increase in accrued bonus expense reflecting performance ahead of budgeted expectations.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax rate for the second quarter of 2009 was a benefit of 0.6% compared with an effective tax rate of 83.4% for the same period last year. The change in our effective tax rate was largely due to management’s decision to establish a full valuation allowance of $14.6 million on our net deferred tax assets in the second quarter of 2008 and to cease recording any future income tax benefits going forward. For more information, see Note 2 to our condensed consolidated financial statements included in this report.

Net income for the second quarter of 2009 was $32.5 million compared to net income of $4.4 million in the second quarter of 2008.

Twenty-Six Weeks Ended July 4, 2009 Compared to Twenty-Six Weeks Ended June 28, 2008

Net revenues for the twenty-six weeks of 2009 were $316.3 million, a decrease of $23.6 million, or 6.9%, compared to net revenues of $339.9 million in the twenty-six weeks of 2008.

Net revenues attributable to our Stores division decreased $13.8 million to $283.0 million in the twenty-six weeks of 2009, a 4.6% decrease compared to the twenty-six weeks of 2008, primarily due to a decrease of $14.0 million from store closures in 2008 and the first six months of 2009 and an $8.1 million decrease in comparable store sales. Revenues of $7.9 million from new stores partially offset sales declines. Comparable store sales decreased 2.9% in the twenty-six weeks of 2009, compared to a decrease of 8.4% in the same period last year, and benefited by $13.3 million, or 4.4%, because of the fiscal calendar shift described above. The decline in comparable store sales reflects lower sales of higher-priced discretionary items partially offset during the second quarter by increased sales of core boating parts and accessories, which we believe indicates more boat usage during that quarter and the favorable impact from changes in the competitive landscape and lower gas prices. While we have seen increased boat usage in some markets during the second quarter, we expect consumers to carefully evaluate their needs-based boating purchases and continue to reduce spending on large ticket and discretionary items. Wholesale (Port Supply) net sales through our distribution centers decreased $6.1 million, or 28.1%, to $15.7 million in the first half of 2009 compared to 2008, primarily due to lower sales to boat dealers and boat builders. Net sales at our Direct Sales division decreased $3.7 million, or 17.4%, to $17.7 million in the twenty-six weeks of 2009 compared to 2008, primarily due to lower sales to international customers, lower call center volume and lower sales of big ticket discretionary items.

Gross profit decreased by $5.9 million, or 5.8%, to $95.0 million in the twenty-six weeks of 2009, compared to $100.9 million for the same period last year. Gross profit increased as a percentage of net revenues by 30 basis points to 30.0% in the twenty-six weeks of 2009, compared to 29.7% for the same period last year. Gross profit as a percentage of net revenues increased primarily due to a 133 basis point increase in product margin driven by less promotional and clearance activity during the first six months of 2009, as well as a shift in balance of sales to higher margin categories. This improvement was partially offset by buying and distribution costs and occupancy which deleveraged 105 basis points due to the fixed nature of these expenses in relation to the decline in revenues.

Selling, general and administrative expense decreased $18.3 million, or 19.1%, to $77.4 million in the twenty-six weeks of 2009, compared to $95.7 million for the same period last year, and decreased as a percentage of net revenues to 24.5% in the twenty-six weeks of 2009, compared to 28.2% for the same period last year. The decrease in selling, general and administrative expense was primarily due to $9.3 million in lower support and selling overhead and a reduction in costs related to the recently settled SEC investigation, $7.0 million in lower payroll, marketing and other variable expenses reflecting lower revenues and a $2.8 million reduction due to the reduced store count. These decreases were partially offset by a $2.2 million increase in accrued bonus expense reflecting performance ahead of budgeted expectations.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax rate for the six months of 2009 was a provision of 1.21% for state taxes. The change in our effective tax rate was largely due to management’s decision to establish a full valuation allowance on our net deferred tax assets in the second quarter of 2008. For more information, see Note 2 to our condensed consolidated financial statements included in this report.

Net income for the twenty-six weeks of 2009 was $16.7 million compared to net loss of $13.2 million in the twenty-six weeks of 2008.

Liquidity and Capital Resources

We ended the second quarter of 2009 with $17.7 million of cash, an increase from $12.4 million at the end of the second quarter of 2008. Working capital, the excess of current assets over current liabilities, decreased to $175.0 million at the end of the second quarter, compared with $204.1 million for the same period last year. Lower merchandise inventories, down $47.8 million, was the primary driver of the decrease in working capital, partially offset by a $16.5 million decrease in accounts payable.

Operating Activities

During the first six months of 2009, net cash provided by operating activities was $45.3 million, compared to $16.3 million for the same period last year. Net cash provided by operating activities improved year-over-year by $29.0 million and was primarily driven by improved operating results and lower inventory purchases, resulting in lower accounts payable. The decrease in accounts payable was partially offset by increased expense for accruals related to fiscal 2008 store closures and restructuring charges.

Investing Activities

We spent $6.4 million on capital expenditures during the first six months of 2009, a $2.7 million decrease from the prior year, primarily due to lower spending on production improvements at our distribution centers and lower spending on information technology projects, partially offset by investment in our two new prototype flagship stores that launched during the first quarter of 2009. We have opened five stores (including the two flagship stores) and remodeled two stores during the first six months of 2009.

Financing Arrangements

Net cash used in financing activities was $28.6 million for the first six months of 2009, consisting of net repayments under our credit facility.

We have a credit facility with a bank syndicate for up to $225.0 million that expires in December 2010. Borrowing availability is based on a percentage of our inventory (excluding capitalized indirect costs) and certain accounts receivable. At our option, subject to certain conditions and restrictions, our loan agreement provides up to $25.0 million in additional financing during the term. The credit facility is guaranteed by our subsidiaries and is secured by a security interest in all of our accounts receivable and inventory and that of our subsidiaries, certain other assets related thereto, and all proceeds thereof. The credit facility includes a $50.0 million sub-facility available for the issuance of commercial and stand-by letters of credit. The credit facility also includes a sub-limit of up to $20.0 million for same-day advances.

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

The applicable margin for any date will depend upon the amount of available credit under the revolving facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the second quarter of 2009 and 2008, the weighted-average interest rate on all of our outstanding borrowings was 1.8% and 4.0%, respectively.

Although our loan agreement contains customary covenants, including but not limited to, restrictions on our ability and that of our subsidiaries to incur debt, grant liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our loan agreement at any given time is determined by the estimated liquidation value of these assets as determined by the lenders’ appraisers. Additional loan covenants include a requirement that we maintain minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date. A default under our loan agreement also could significantly and adversely affect our ability to obtain additional or alternative financing. For example, the lenders’ obligation to extend credit is dependent upon our compliance with these covenants. As of July 4, 2009, we were in compliance with our bank covenants.

At July 4, 2009, borrowings under this credit facility were $18.0 million, bearing interest at rates ranging from 1.3% to 3.0%, and $115.3 million was available for future borrowings. At June 28, 2008, borrowings under this credit facility were $51.0 million, bearing interest at rates ranging from 3.7% to 5.0%, and $117.1 million was available to be borrowed. At July 4, 2009 and June 28, 2008, we had $5.4 million and $5.9 million, respectively, of outstanding commercial and stand-by letters of credit. The credit facility does not require a daily sweep lockbox arrangement except in specific circumstances, such as the occurrence of an event of default.

Our borrowing base at July 4, 2009 and June 28, 2008 consisted of the following (in millions):

	July 4, 2009	June 28, 2008
Accounts receivable availability	$11.9	$12.4
Inventory availability	143.9	180.4
Less: reserves	(5.9)	(4.7)

Total borrowing base	$149.9	$188.1

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$18.0	$51.0
Outstanding letters of credit	5.4	5.9

Total obligations	$23.4	$56.9

Accordingly, our availability as of July 4, 2009 and June 28, 2008, respectively, was (in millions):

Total borrowing base	$149.9	$188.1
Less: obligations	(23.4)	(56.9)
Less: minimum availability	(11.2)	(14.1)

Total availability	$115.3	$117.1

Off-Balance Sheet Arrangements

Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2 –Properties and Note 7 to the consolidated financial statements in the 2008 Form 10-K.

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

Business Trends

Our research indicates that the U.S. boating industry continues to experience a down cycle, as evidenced by lower year-over-year sales in each of our business segments, lower new and used boat sales, and declining boat registrations in key states. There are a number of steps we are taking to respond to this challenging industry climate and lower sales expectations to ensure orderly management of the business and preserve our financial strength to survive the current downturn and maximize our opportunity when the marketplace recovers. We remain focused on reducing expenses and maximizing cash flow by:

•	controlling our operating expenses through variable expense management, as well as reengineering and streamlining business processes;

•	continuing to improve the quality of our inventory by reducing overstocked or discontinued goods;

•	executing the conservative budget we created for 2009, which focuses on reduced capital spending, expense control and cash management; and

•	further exploring methods and strategies to drive sales and market presence.

While we have seen sales increases in boat usage product categories in some markets during the second quarter of 2009, we expect consumers to carefully evaluate their needs-based boating purchases and continue to reduce spending on large ticket and discretionary items.

We believe current economic conditions and turmoil in the financial markets have adversely impacted discretionary consumer spending and sales to our boat dealer and boat builder customers in an already challenging climate for the boating industry, and we believe that this economic weakness will continue to have a depressing effect on our sales revenue, with corresponding risks to our earnings and cash flow in 2009 (see the “Overview” and “Fiscal 2008 Compared with Fiscal 2007 — Segment revenues” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K).

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the “safe harbor” provisions of the Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, business strategies, our ability to maintain or gain market share in a challenging economic environment, performance and similar projections, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

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

Based on our operating results for the second quarter ended July 4, 2009, an 18 basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pre-tax income and cash flows by approximately $0.1 million over the next year (see Note 5 to the notes to consolidated financial statements in the 2008 Form 10-K).

ITEM  4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 4, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On July 23, 2009, the SEC approved a final settlement between West Marine and the SEC regarding the previously-disclosed investigation of the Company. The investigation involved the facts and circumstances that gave rise to our 2007 restatement of financial results for fiscal years 2002 through 2005 and for the first three quarters of fiscal year 2006. Under the terms of the settlement, without admitting or denying any of the SEC’s allegations, we agreed to settle the charges by consenting to a permanent injunction against committing or causing any violations or future violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, and Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended. The settlement does not require us to pay a monetary penalty and, therefore, we do not expect the settlement to have a material adverse effect on our future financial position or results of operation. This settlement concludes the SEC’s investigation of West Marine.

In December 2008, we entered into a settlement agreement in connection with a lawsuit filed on March 21, 2008 in the California Superior Court, County of Orange by a former hourly associate, seeking to represent himself and all similarly situated current and former hourly paid associates employed by us in the State of California, alleging, among other things, that we failed to provide meal and rest periods, to provide correct itemized statements, to pay discharged employees, and engaged in unfair business practices in violation of certain applicable sections of the California Labor Code and the California Business and Professions Code (see Item 3 –“Legal Proceedings,” in the 2008 Form 10-K for more information). Following the court’s preliminary approval of the settlement agreement on April 9, 2009, we reviewed the class data and determined that additional class members needed to be included. As a result, on July 1, 2009, the court approved the modified settlement terms agreed to by the parties. We do not expect the settlement, as modified, to have a material adverse effect on our future financial position or results of operations.

West Marine also is party to various legal proceedings and claims arising from normal business activities. Based on the facts currently available, West Marine does not believe that the disposition of matters that are pending or asserted, individually or in the aggregate, will have a material adverse effect on future financial results. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact results of operations in any given period.

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

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

West Marine held its Annual Meeting of Stockholders on May 20, 2009. At this meeting, West Marine’s stockholders elected seven directors, approved an amendment to the West Marine, Inc. Associates Stock Buying Plan and ratified the selection of Deloitte and Touche LLP as West Marine’s independent auditors for the fiscal year ending January 2, 2010.

The following table sets forth the names of the nominees for director and the votes for and withheld with respect to each such nominee:

Nominee	Votes For	Votes Withheld
Randolph K. Repass	20,857,881	112,446
Geoffrey A. Eisenberg	20,857,076	113,251
David McComas	20,694,478	275,849
Alice M. Richter	20,828,422	141,905
Peter Roy	20,848,926	121,401
Daniel J. Sweeney	20,665,086	305,241
William U. Westerfield	20,856,931	113,396

In connection with the approval of an amendment to the West Marine, Inc. Associates Stock Buying Plan, 15,673,108 shares were voted in favor of the amendment, 39,782 against and 7,257 abstained, and there were 5,250,180 broker non-votes.

In connection with the ratification of the selection of Deloitte and Touche LLP as West Marine’s independent auditors for the year ending January 2, 2010, 20,903,424 shares were voted in favor of the selection, 54,574 against and 12,329 abstained.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K filed March 13, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Lease Agreement, dated June 26, 1997, by and between Watsonville Freeholders, L.P. and West Marine Products Inc. for the Watsonville, California offices and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.1.1	First Amendment of Lease, dated July 27, 2005, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.2 to West Marine, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on July 28, 2005).

10.1.2	Second Amendment of Lease, dated December 22, 2005, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.3 to West Marine, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 29, 2005).

10.1.3	Third Amendment of Lease, dated November 30, 2006, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.4 to West Marine, Inc.’s Current Report on Form 8-K dated July 29, 2009 and filed with the Commission on July 30, 2009).

10.1.4	Fourth Amendment of Lease, dated July 29, 2009, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.5 to West Marine, Inc.’s Current Report on Form 8-K dated July 29, 2009 and filed with the Commission on July 30, 2009).

10.2*	West Marine, Inc. Associates Stock Buying Plan, as amended and restated effective March 2002 (incorporated by reference to Exhibit 10.3 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.2.1*	Amendment Number One to the Associates Stock Buying Plan (incorporated by reference to Exhibit 10.2 to West Marine’s Registration Statement on Form S-8 (Registration No. 333-143285)).

10.2.2*	Amendment Number Two to the Associates Stock Buying Plan (incorporated by reference to Exhibit 10.3 to West Marine’s Current Report on Form 8-K dated May 20, 2009 and filed May 21, 2009).

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009	WEST MARINE, INC.

	By:	/s/ Geoffrey A. Eisenberg
Geoffrey A. Eisenberg
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer