Form 10-Q
period 2009-10-03
WEST MARINE INC
filed 2009-11-09
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2009, the number of shares outstanding of the registrant’s common stock was 22,260,718.

		Page No.
PART 1 – Financial Information		3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of October 3, 2009, January 3, 2009 and September 27, 2008	3

	Condensed Consolidated Statements of Operations for the 13 weeks ended October 3, 2009 and September 27, 2008 and the 39 weeks ended October 3, 2009 and September 27, 2008	4

	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended October 3, 2009 and September 27, 2008	5

	Notes to Condensed Consolidated Financial Statements	6

	Report of Independent Registered Public Accounting Firm	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – Other Information		19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 3, 2009, JANUARY 3, 2009 AND SEPTEMBER 27, 2008

(Unaudited and in thousands, except share data)

	October 3, 2009	January 3, 2009	September 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$22,288	$7,473	$6,050
Trade receivables, net	6,851	5,824	7,891
Merchandise inventories	199,739	222,601	245,069
Other current assets	15,945	16,369	18,219

Total current assets	244,823	252,267	277,229
Property and equipment, net	56,161	59,615	62,068
Intangibles, net	125	154	163
Other assets	3,075	2,556	3,054

TOTAL ASSETS	$304,184	$314,592	$342,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,803	$26,788	$43,649
Accrued expenses and other	45,789	42,256	44,405

Total current liabilities	77,592	69,044	88,054
Long-term debt	—	47,000	29,300
Deferred rent and other	10,307	8,928	8,358

Total liabilities	87,899	124,972	125,712

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 22,284,652 shares issued and 22,253,762 shares outstanding at October 3, 2009; 22,142,949 shares issued and 22,115,377 shares outstanding at January 3, 2009; and 22,047,925 shares issued and 22,020,353 shares outstanding at September 27, 2008	22	22	22
Treasury stock	(385)	(366)	(366)
Additional paid-in capital	176,357	173,997	172,978
Accumulated other comprehensive income (loss)	(269)	590	(210)
Retained earnings	40,560	15,377	44,378

Total stockholders’ equity	216,285	189,620	216,802

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$304,184	$314,592	$342,514

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net revenues	$168,154	$180,249	$484,490	$520,193
Cost of goods sold	120,703	130,518	342,035	369,566

Gross profit	47,451	49,731	142,455	150,627
Selling, general and administrative expense	38,618	43,853	116,031	139,546
Store closures and other restructuring costs	(219)	1,660	(168)	1,660
Impairment of long-lived assets	—	206	—	2,423

Income from operations	9,052	4,012	26,592	6,998
Interest expense	87	327	720	1,935

Income before income taxes	8,965	3,685	25,872	5,063
Provision for income taxes	492	264	689	14,862

Net income (loss)	$8,473	$3,421	$25,183	$(9,799)

Net income (loss) per share:
Basic	$0.38	$0.16	$1.14	$(0.45)
Diluted	$0.38	$0.16	$1.13	$(0.45)
Weighted average common and common equivalent shares outstanding:
Basic	22,242	22,020	22,182	21,962
Diluted	22,472	22,024	22,283	21,962

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	39 Weeks Ended
	October 3, 2009	September 27, 2008
OPERATING ACTIVITIES:
Net income (loss)	$25,183	$(9,799)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,862	14,170
Impairment of long-lived assets	—	2,423
Share-based compensation	1,814	1,634
Tax benefit from equity issuance	—	(92)
Excess tax benefit from share-based compensation	—	(1)
Deferred income taxes	(595)	14,782
Provision for doubtful accounts	288	399
Lower of cost or market inventory adjustments	2,885	2,585
Loss on asset disposals	143	246
Changes in assets and liabilities:
Trade receivables	(1,315)	(1,586)
Merchandise inventories	19,977	653
Other current assets	424	3,266
Other assets	(996)	417
Accounts payable	5,455	8,171
Accrued expenses and other	3,533	(3,585)
Deferred items and other non-current liabilities	1,379	236

Net cash provided by operating activities	71,037	33,919

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	22	40
Purchases of property and equipment	(9,659)	(11,498)

Net cash used in investing activities	(9,637)	(11,458)

FINANCING ACTIVITIES:
Borrowings on line of credit	35,238	60,818
Repayments on line of credit	(82,238)	(83,818)
Proceeds from exercise of stock options	201	4
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	345	444
Excess tax benefit from share-based compensation	—	1
Treasury shares acquired	(19)	(18)

Net cash used in financing activities	(46,473)	(22,569)

Effect of exchange rate changes on cash	(112)	32
NET INCREASE (DECREASE) IN CASH	14,815	(76)
CASH AT BEGINNING OF PERIOD	7,473	6,126

CASH AT END OF PERIOD	$22,288	$6,050

Other cash flow information:
Cash paid for interest	$740	$1,970
Cash paid (refunded) for income taxes	440	(2,423)
Non-cash investing activities
Property and equipment additions in accounts payable	128	716

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-nine Weeks Ended October 3, 2009 and September 27, 2008

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items, except as discussed in Notes 2 and 7 below) necessary to fairly present the financial position at October 3, 2009 and September 27, 2008, and the interim results of operations for the 13-week and 39-week periods and cash flows for the 39-week periods then ended, have been included.

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

Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 3, 2009. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 39-week periods ended October 3, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 2, 2010. Historically, the Company’s revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of our retail markets.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31. The 2009 fiscal year consists of the 52 weeks ending on January 2, 2010 and the 2008 fiscal year consisted of the 53 weeks ended January 3, 2009. All quarters of both fiscal years 2009 and 2008 consist of 13 weeks, except for the fourth quarter of 2008, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.

Subsequent events were evaluated through November 9, 2009, the date these condensed consolidated financial statements were issued.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). The Codification has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be the source of authoritative GAAP for SEC registrants. Effective September 30, 2009, all references made to GAAP in the Company’s condensed consolidated financial statements have been removed. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value of Financial Instruments

In the first quarter of 2008, the Company adopted an accounting standard update related to fair value measurements and disclosures (as codified in ASC Topic 820). This update defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The fair value hierarchy prescribed under GAAP contains three levels, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of October 3, 2009, $17.0 million of the Company’s cash equivalents consisted of a money market deposit account and certificates of deposits and are classified within Level 1 because they are valued using quoted market prices.

NOTE 2: INCOME TAXES

The Company calculates its interim income tax provision by estimating the annual effective tax rate and applying that rate to its year-to-date ordinary earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in tax laws, rates or status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income (loss) for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision (benefit) for income taxes may change as events occur, additional information is obtained or as the tax environment changes.

The Company’s income tax rate was a provision for state taxes of 2.7%, resulting in expense of $0.7 million for the thirty-nine weeks ended October 3, 2009, and an effective tax rate of 293.5% resulted in an expense of $14.9 million for the thirty-nine weeks ended September 27, 2008.

During the second quarter of 2008, the Company recorded a full valuation against its net deferred tax assets. This fiscal 2008 adjustment had no impact on the Company’s cash flow or future prospects, nor did it alter the Company’s ability to utilize the underlying tax net operating loss and credit carryforwards in the future, the utilization of which is limited to achieving future taxable income.

Under GAAP, when the Company’s results demonstrate a pattern of future profitability and reverse the current cumulative loss trend, the Company’s valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets.

NOTE 3: SHARE-BASED COMPENSATION

The Company estimates the fair value of stock options under the Omnibus Equity Incentive Plan (the “Incentive Plan”) and shares issued under the Associates Stock Buying Plan (the “Buying Plan”), using a Black-Scholes option-pricing model to calculate share-based compensation. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive stock options.

Included in cost of goods sold and selling, general and administrative expense is share-based compensation expense, net of estimated forfeitures, that have been included in the statements of operations for all share-based compensation arrangements as follows:

(in thousands)	13 Weeks Ended October 3, 2009	13 Weeks Ended September 27, 2008	39 Weeks Ended October 3, 2009	39 Weeks Ended September 27, 2008
Cost of goods sold	$106	$115	$317	$355
Selling, general and administrative expense	521	436	1,497	1,279

Share-based compensation expense	$627	$551	$1,814	$1,634

Stock Options: The Incentive Plan provides for the granting of stock options to eligible associates employed at the time of the grant, to non-employee directors and to consultants. Such grants represent non-qualified stock options. The exercise price of an option is established at the fair market value of a share of the Company’s common stock on the date of grant. Options awarded to eligible associates under the Incentive Plan generally vest over three years (options awarded under the Incentive Plan in 2006 generally vest over four years) and expire five years following the grant date. Options awarded to non-employee directors under the Incentive Plan vest in six months from the grant date and expire five years following the grant date. As of October 3, 2009, there was $3.0 million of unrecognized share-based compensation expense for stock options, net of expected forfeitures, with a weighted-average future expense recognition period of approximately 1.8 years.

The following table summarizes the activity for stock options for the thirty-nine weeks ended October 3, 2009:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at January 4, 2009 (beginning of fiscal year)	3,731,583	$13.89	3.9
Granted (weighted average grant date fair value of $2.40)	724,375	5.82	4.7
Exercised	(44,755)	4.51
Forfeited	(91,723)	7.67
Expired	(196,872)	16.80

Outstanding at October 3, 2009	4,122,608	12.54	3.5

Vested as of October 3, 2009	2,434,627	16.58	3.2

Restricted Share Awards: The Incentive Plan also provides for awards of shares to eligible associates, non-employee directors and consultants that are subject to restrictions on transfer for a period of time (commonly referred to as “restricted shares”). Compensation expense for restricted shares was less than $0.1 million for the thirteen weeks ended October 3, 2009 and $0.1 million for the thirteen weeks ended September 27, 2008. Compensation expense was $0.1 million for the thirty-nine weeks ended October 3, 2009 and $0.2 million for the thirty-nine weeks ended September 27, 2008.

Buying Plan: Under the Buying Plan, all eligible associates may elect to participate on the grant dates twice each year. All associates may participate, other than those who own 5% or more of the Company’s outstanding stock.

NOTE 4: SEGMENT INFORMATION

The Company has three reportable segments — Stores, Port Supply (wholesale) and Direct Sales (Internet and call center) — all of which sell merchandise directly to customers. The customer base overlaps between the Company’s Stores and Port Supply segments, and between its Stores and Direct Sales segments. All processes for the three segments within the supply chain are centralized, including purchases from vendors, distribution center activity and customer delivery.

Revenues are attributed to the segment that processes the orders from the customer. Through the Direct Sales segment, the Company promotes and sells products internationally through its websites and call center. The Company operates primarily in the United States with foreign revenues representing 5% or less of total net revenues during each of the thirteen-week and thirty-nine-week periods ended October 3, 2009 and September 27, 2008, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.

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

Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net revenues:
Stores	$151,431	$159,807	$434,407	$456,537
Direct Sales	9,175	10,476	26,842	31,854
Port Supply	7,548	9,966	23,241	31,802

Consolidated net revenues	$168,154	$180,249	$484,490	$520,193

Contribution:
Stores	$21,971	$19,365	$64,355	$54,556
Direct Sales	1,837	1,325	5,769	4,969
Port Supply	(437)	(423)	(808)	(726)

Consolidated contribution	$23,371	$20,267	$69,316	$58,799

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$23,371	$20,267	$69,316	$58,799
Less:
Indirect costs of goods sold not included in consolidated contribution	(7,768)	(8,209)	(19,165)	(22,489)
General and administrative expense	(6,551)	(8,046)	(23,559)	(29,312)
Interest expense	(87)	(327)	(720)	(1,935)
Provision for income taxes	(492)	(264)	(689)	(14,862)

Net income (loss)	$8,473	$3,421	$25,183	$(9,799)

	13 Weeks Ended		39 Weeks Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Assets:
Stores			$33,271	$34,453
Port Supply			5,894	7,324
Direct Sales			650	1,559
Unallocated			264,369	299,178

Total assets			$304,184	$342,514

Capital expenditures:
Stores	$2,030	$2,060	$7,593	$6,924
Port Supply	—	139	26	866
Direct Sales	—	—	—	131
Unallocated	1,228	161	2,040	3,577

Total capital expenditures	$3,258	$2,360	$9,659	$11,498

Depreciation and amortization:
Stores	$2,691	$2,688	$7,794	$8,395
Port Supply	41	75	152	247
Direct Sales	78	119	254	381
Unallocated	1,689	1,828	4,662	5,147

Total depreciation and amortization	$4,499	$4,710	$12,862	$14,170

NOTE 5: COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that are not included in the Statement of Operations but are reported directly as a separate component of equity). The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented, and did not differ significantly from the reported net income.

NOTE 6: CONTINGENCIES

The Company is party to various legal proceedings and claims arising from normal business activities. Based on the information currently available, the Company does not believe that the disposition of matters that are pending or asserted, individually or in the aggregate, will have a material adverse effect on future financial results. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

NOTE 7: STORE CLOSURE AND OTHER RESTRUCTURING COSTS

Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities. Severance benefits are detailed in an approved severance plan, which is specific as to number, position, location and timing. Costs are recognized ratably over the period services are rendered, otherwise they are recognized when they are communicated to the employees. Other associated costs, such as legal and professional fees, have been expensed as incurred.

During the thirty-nine weeks ended October 3, 2009, the Company reduced net reserves by $0.2 million for lease contract termination obligations and other store closure costs due to favorable lease negotiations. Accrued liabilities related to store closure costs outstanding as of October 3, 2009 were $6.6 million.

Costs and obligations (included in “Accrued liabilities” in the Company’s condensed consolidated balance sheets) recorded by the Company in 2009 and 2008 in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Balance, December 29, 2007	$—	$1,988	$1,988
Charges	3,023	7,664	10,687
Payments	(1,954)	(1,652)	(3,606)

Ending balance, January 3, 2009	1,069	8,000	9,069
Reduction of charges	(13)	(181)	(194)
Payments	(254)	(1,998)	(2,252)

Ending balance, October 3, 2009	$802	$5,821	$6,623

NOTE 8: NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 2.2 million and 3.0 million shares of common stock that were outstanding for the quarters ended October 3, 2009 and September 27, 2008, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 2.6 million and 2.9 million shares of common stock that were outstanding for the first thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively, have been excluded from the calculation of diluted income (loss) per share because inclusion of such shares would be anti-dilutive.

The following is a reconciliation of the Company’s basic and diluted net income (loss) per share computations (shares in thousands):

	13 Weeks Ended
	October 3, 2009		September 27, 2008
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	22,242	$0.38	22,020	$0.16
Effect of dilutive stock options	230	—	4	—

Diluted	22,472	$0.38	22,024	$0.16

	39 Weeks Ended
	October 3, 2009		September 27, 2008
	Shares	Net Income Per Share	Shares	Net Loss Per Share
Basic	22,182	$1.14	21,962	$(0.45)
Effect of dilutive stock options	101	(0.01)	—	—

Diluted	22,283	$1.13	21,962	$(0.45)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheet of West Marine, Inc. and subsidiaries as of October 3, 2009, and the related condensed consolidated statement of income for the 13-week period ended October 3, 2009 and the condensed consolidated statements of income and cash flows for the 39-week period ended October 3, 2009. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Francisco, California

November 9, 2009

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2009 (the “2008 Form 10-K”). All references to the third quarter and the first nine months of 2009 mean the thirteen-week and thirty-nine-week periods ended October 3, 2009, respectively, and all references to the third quarter and the first nine months of 2008 mean the thirteen-week and thirty-nine-week periods ended September 27, 2008, respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview

West Marine is one of the largest boating supply retailers in the world. We have three reportable segments — Stores, Port Supply (wholesale) and Direct Sales (Internet and call center) — all of which sell aftermarket recreational boating supplies directly to customers. At the end of the third quarter of 2009, we offered our products through 337 company-operated stores in 38 states, Puerto Rico and Canada and two franchised stores located in Turkey, on the Internet and through our call center channel. We also are engaged, through our Port Supply division, in our stores and on the Internet, in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations, including allowances and capitalization of indirect costs, costs associated with exit activities (e.g., store closures), impairment of long-lived assets and deferred tax assets and applicable valuation allowance. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K. The following discussion and analysis should be read in conjunction with such description of critical accounting policies and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Results of Operations

The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		39 Weeks Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.8	72.4	70.6	71.0

Gross profit	28.2	27.6	29.4	29.0
Selling, general and administrative expense	22.9	24.4	23.9	26.9
Store closures and other restructuring costs	(0.1)	0.9	0.0	0.3
Impairment of long-lived assets	0.0	0.1	0.0	0.5

Income from operations	5.4	2.2	5.5	1.3
Interest expense, net	0.1	0.2	0.2	0.3

Income before income taxes	5.3	2.0	5.3	1.0
Income taxes	0.3	0.1	0.1	2.9

Net income (loss)	5.0%	1.9%	5.2%	(1.9)%

Thirteen Weeks Ended October 3, 2009 Compared to Thirteen Weeks Ended September 27, 2008

Net revenues for the third quarter of 2009 were $168.2 million, a decrease of $12.1 million, or 6.7%, compared to net revenues of $180.2 million in the third quarter of 2008. Net revenues were unfavorably impacted by $12.4 million related to a fiscal calendar shift. Since our sales typically build week-over-week leading up to the peak of boating season, the fiscal calendar shift from a 53-week fiscal year last year meant that there were fewer peak season days in the third quarter of this year, which negatively affected comparable store sales comparisons. In addition, the move of the Fourth of July holiday from the third fiscal quarter in 2008 to the second fiscal quarter in 2009 further affected the quarter. Apart from these shifts, we experienced some favorable impacts on our business, including continued improvement in boat usage, continued movement towards do-it-yourself projects, favorable results from our product expansions and larger store formats, and favorable weather conditions in most markets. We believe we have also benefited from changes in the competitive landscape and from lower gas prices versus the same period last year. We had 337 company-operated stores and two franchised stores in Turkey open at the end of the third quarter of 2009 compared to 361 company-operated stores and one franchise store in Turkey at the end of the third quarter of 2008.

Net revenues attributable to our Stores division decreased $8.4 million to $151.4 million in the third quarter of 2009, a 5.2% decrease compared to the third quarter of 2008. Comparable store sales declined by $6.3 million, or 4.3%, from last year. Store revenues also decreased by $8.9 million due to store closures during the third and fourth quarters of 2008 and the first three quarters of 2009. However, this sales decrease was partially offset by $5.9 million of revenues from new stores opened during the same period of time. Wholesale (Port Supply) net revenues through our distribution centers decreased $2.4 million, or 24.3%, to $7.5 million in the third quarter of 2009 compared to 2008, primarily due to lower sales to boat dealers and boat builders, which remain very challenged in this economy. Net revenues in our Direct Sales division decreased $1.3 million, or 12.4%, to $9.2 million in the third quarter of 2009 compared to 2008, primarily due to lower revenues from international customers driven by fluctuations in the exchange rates and lower revenues through our call center related to the fiscal calendar shift.

Gross profit decreased by $2.2 million, or 4.6%, to $47.5 million in the third quarter of 2009, compared to $49.7 million for the same period last year. However, gross profit increased as a percentage of net revenues to 28.2% in the third quarter of 2009, compared to 27.6% for the same period last year. Approximately 0.5% of this increase was due to lower unit buying and distribution costs given the reduced inventory levels during the period and approximately 0.4% from improved inventory shrinkage results. These improvements were partially offset by the deleveraging of store occupancy costs, which had an unfavorable gross margin impact of approximately 0.4%, as revenues decreased relative to the fixed nature of these expenses.

Selling, general and administrative expense decreased $5.3 million, or 11.9%, to $38.6 million in the third quarter of 2009, compared to $43.9 million for the same period last year, and decreased as a percentage of net revenues to 22.9% in the third quarter of 2009, compared to 24.4% for the same period last year. The decrease in selling, general and administrative expense primarily was due to a $2.1 million reduction related to reduced store count, $1.6 million in lower payroll, marketing and other variable expenses reflecting lower revenues and $1.5 million in selling and support expense, including a $0.9 million reduction in costs related to the now-settled SEC investigation. These decreases were partially offset by a $1.2 million increase in accrued bonus expense reflecting performance above budgeted expectations.

Store closure and other restructuring charges were adjusted by $0.2 million during the third quarter of 2009 to reflect lease negotiations that resulted in favorable settlements, which essentially resulted in these charges decreasing by $1.9 million compared to the same period last year. During the third quarter of 2008, we recognized restructuring expenses of $1.7 million consisting of charges for store closures, Port Supply restructuring, the closure of our Hagerstown, Maryland distribution center, and severance costs for reductions in force at the Watsonville Support Center.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax rate for the third quarter of 2009 was 5.5% compared with an effective tax rate of 7.2% for the same period last year. The change in our effective tax rate largely was due to the release in the third quarter of 2009 of a $0.4 million reserve for an uncertain tax position because the applicable statute of limitations expired.

Net income for the third quarter of 2009 was $8.5 million compared to net income of $3.4 million in the third quarter of 2008. The improvement in net income was primarily attributable to lower net buying and distribution costs, selling, general and administrative expense reductions and lower store closure and restructuring costs in the current year.

Thirty-Nine Weeks Ended October 3, 2009 Compared to Thirty-Nine Weeks Ended September 27, 2008

Net revenues for the thirty-nine weeks of 2009 were $484.5 million, a decrease of $35.7 million, or 6.9%, compared to net revenues of $520.2 million in the thirty-nine weeks of 2008.

Net revenues attributable to our Stores division decreased $22.1 million to $434.4 million in the first thirty-nine weeks of 2009, a 4.8% decrease compared to the first thirty-nine weeks of 2008. Comparable store sales declined by 3.4% and accounted for $14.4 million of the decrease. The decline in comparable store sales reflects lower sales of discretionary items partially offset by increased sales of core boating parts and accessories. While we have seen increased boat usage in some markets, we expect consumers to carefully evaluate their needs-based boating purchases and continue to reduce spending on discretionary items. Store revenues also decreased by $22.7 million from store closures in 2008 and the first nine months of 2009. However, this decline was partially offset by $13.8 million net revenues from new stores. Wholesale (Port Supply) net revenues through our distribution centers decreased $8.6 million, or 26.9%, to $23.2 million in the first nine months of 2009 compared to 2008, primarily due to lower sales to boat dealers and boat builders, which remain very challenged in this economy. Net revenues at our Direct Sales division decreased $5.0 million, or 15.7%, to $26.8 million in the first thirty-nine weeks of 2009 compared to 2008, primarily due to lower revenues from international customers, lower revenues through our call center and lower revenues from higher-priced discretionary items. Net revenues comparisons for the thirty-nine weeks ended October 3, 2009 were not affected materially by the fiscal calendar shift referenced above.

Gross profit decreased by $8.1 million, or 5.4%, to $142.5 million in the thirty-nine weeks of 2009, compared to $150.6 million for the same period last year. However, gross profit increased as a percentage of net revenues by 0.4% to 29.4% in the first thirty-nine weeks of 2009, compared to 29.0% for the same period last year. Gross profit as a percentage of net revenues increased primarily due to a 0.9% increase in product margin driven by less promotional and clearance activity during the first nine months of 2009 and a shift in sales to higher-margin core boating categories, such as maintenance. Additionally, inventory shrinkage improved by 0.2%. Improvements were partially offset by the deleveraging of buying and distribution costs and occupancy which had an unfavorable impact of 0.7% due to the fixed nature of these expenses in relation to the decline in revenues.

Selling, general and administrative expense decreased $23.6 million, or 16.9%, to $116.0 million in the first thirty-nine weeks of 2009, compared to $139.6 million for the same period last year, and decreased as a percentage of net revenues to 23.9% in the first thirty-nine weeks of 2009, compared to 26.9% for the same period last year. The decrease in selling, general and administrative expense primarily was due to $11.3 million in lower support and selling overhead, including a $3.1 million reduction in costs related to the now-settled SEC investigation, $8.3 million in lower payroll, marketing and other variable expenses reflecting lower revenues and a $5.0 million reduction due to the reduced store count. These decreases were partially offset by a $3.4 million increase in accrued bonus expense reflecting performance above budgeted expectations.

Non-cash impairment of long-lived assets was $2.4 million in the first nine months of 2008, compared to no impairments during the first nine months of 2009. During the third quarter of 2008, management decided to close our distribution center located in Hagerstown, Maryland, and our call center located in Largo, Florida. We recognized restructuring expenses of $1.7 million consisting of charges for store closures, Port Supply restructuring, the distribution center closure, and severance costs for reductions in force at the Watsonville Support Center.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax rate for the first nine months of 2009 was a provision of 2.7% and related to state taxes and changes in uncertain tax positions. The prior year’s tax provision was significantly higher driven by the valuation allowance established during the second quarter of 2008. For more information, see Note 2 to our condensed consolidated financial statements included in this report.

Net income for the thirty-nine weeks of 2009 was $25.2 million compared to a net loss of $9.8 million in the thirty-nine weeks of 2008. The improvement in net income was primarily attributable to lower net buying and distribution costs and reductions in selling, general and administrative expense.

Liquidity and Capital Resources

We ended the third quarter of 2009 with $22.3 million of cash, an increase from $6.1 million at the end of the third quarter of 2008. Working capital, the excess of current assets over current liabilities, decreased to $167.2 million at the end of the third quarter, compared with $189.2 million for the same period last year. Lower merchandise inventories, down $45.3 million, was the primary driver of the decrease in working capital, partially offset by a decrease of $11.8 million in accounts payable.

Operating Activities

During the first nine months of 2009, net cash provided by operating activities was $71.0 million, compared to $33.9 million for the same period last year. Net cash provided by operating activities improved year-over-year by $37.1 million and primarily was driven by improved operating results and lower inventory purchases, resulting in lower accounts payable. The decrease in accounts payable was partially offset by increased expense for accruals related to fiscal 2008 store closures and restructuring charges and by increased accrued bonus expense reflecting performance above budgeted expectations.

Investing Activities

We spent $9.7 million on capital expenditures during the first nine months of 2009, a $1.8 million decrease from the prior year period, primarily due to lower spending on production improvements at our distribution centers and lower spending on information technology projects, partially offset by investment in our two new prototype flagship stores that launched during the first quarter of 2009. We have opened eight stores (including the two flagship stores) and remodeled two stores during the first nine months of 2009.

Financing Arrangements

Net cash used in financing activities was $46.5 million for the first nine months of 2009, consisting of net repayments under our credit facility.

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

At our election, borrowings under the credit facility will bear interest based upon one of the following rates: the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California, or the interest rate per annum at which deposits in U.S. dollars are offered by reference lenders to prime banks in designated markets located outside the United States. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement.

The applicable margin for any date will depend upon the amount of available credit under the revolving facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the third quarter of 2009 and 2008, the weighted-average interest rate on all of our outstanding borrowings was 1.5% and 3.8%, respectively.

Although our loan agreement contains customary covenants, including but not limited to, restrictions on our ability and that of our subsidiaries to incur debt, grant liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our loan agreement at any given time is determined by the estimated liquidation value of these assets as determined by the lenders’ appraisers. Additional loan covenants include a requirement that we maintain minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date. A default under our loan agreement also could significantly and adversely affect our ability to obtain additional or alternative financing. For example, the lenders’ obligation to extend credit is dependent upon our compliance with these covenants. As of October 3, 2009, we were in compliance with our bank covenants.

At October 3, 2009, there were no amounts outstanding under this credit facility, and $91.9 million was available for future borrowings. At September 27, 2008, borrowings under this credit facility were $29.3 million, bearing interest at rates ranging from 3.5% to 5.0%, and $102.7 million was available to be borrowed. The decrease year-over-year in credit availability primarily was due to lower inventory levels which serve as collateral for the credit facility. At October 3, 2009 and September 27, 2008, we had $7.2 million and $5.7 million, respectively, of outstanding commercial and stand-by letters of credit.

Our borrowing base at October 3, 2009 and September 27, 2008 consisted of the following (in millions):

	October 3, 2009	September 27, 2008
Accounts receivable availability	$6.0	$6.8
Inventory availability	105.8	146.2
Less: reserves	(4.7)	(4.2)

Total borrowing base	$107.1	$148.8

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$—	$29.3
Outstanding letters of credit	7.2	5.7

Total obligations	$7.2	$35.0

Accordingly, our availability as of October 3, 2009 and September 27, 2008, respectively, was (in millions):

Total borrowing base	$107.1	$148.8
Less: obligations	(7.2)	(35.0)
Less: minimum availability	(8.0)	(11.1)

Total availability	$91.9	$102.7

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

Business Trends

Our research indicates that the U.S. boating industry continues to experience a down cycle, as evidenced by lower year-over-year sales in each of our business segments, lower new and used boat sales, and lower boat registrations in key states. There are a number of steps we are taking to respond to this challenging industry climate and lower sales expectations to ensure orderly management of the business and preserve our financial strength to survive the current downturn and maximize our opportunity when the marketplace recovers. We remain focused on reducing expenses and maximizing cash flow by:

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

While we have seen sales increases in boat usage product categories in some markets during the third quarter of 2009, we expect consumers to carefully evaluate their needs-based boating purchases and to continue to reduce spending on discretionary items.

We believe current economic conditions and continued uncertainty in the financial markets have adversely impacted discretionary consumer spending and sales to our boat dealer and boat builder customers in an already challenging climate for the boating industry, and we believe that this economic weakness will continue to have a depressing effect on our sales revenue, with corresponding risks to our earnings and cash flow in 2009 (see the “Overview” and “Fiscal 2008 Compared with Fiscal 2007 — Segment revenues” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K).

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the “safe harbor” provisions of the Section 21E of the Exchange Act. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives, business strategies, our ability to improve financial performance in a softening industry and challenging economic environment, performance and similar projections, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

West Marine’s operations could be adversely affected if the current economic conditions and/or the decline in spending in the boating industry continue or worsen, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in the 2008 Form 10-K, and those risks which may be described from time to time in West Marine’s other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

At the end of the third quarter, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. The Company’s interest rate exposure would increase if the Company takes on new debt in the future.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of October 3, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

West Marine is party to various legal proceedings and claims arising from normal business activities. Based on the information currently available, West Marine does not believe that the disposition of matters that are pending or asserted, individually or in the aggregate, will have a material adverse effect on future financial results. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact results of operations in any given period.

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

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K filed March 13, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Lease Agreement, dated June 26, 1997, by and between Watsonville Freeholders, L.P. and West Marine Products Inc. for the Watsonville, California offices and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.1.1	First Amendment of Lease, dated July 27, 2005, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.2 to West Marine, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on July 28, 2005).

10.1.2	Second Amendment of Lease, dated December 22, 2005, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.3 to West Marine, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 29, 2005).

10.1.3	Third Amendment of Lease, dated November 30, 2006, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.4 to West Marine, Inc.’s Current Report on Form 8-K dated July 29, 2009 and filed with the Commission on July 30, 2009).

10.1.4	Fourth Amendment of Lease, dated July 29, 2009, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.5 to West Marine, Inc.’s Current Report on Form 8-K dated July 29, 2009 and filed with the Commission on July 30, 2009).

10.2*	West Marine, Inc. Associates Stock Buying Plan, as amended and restated effective November 1, 2009.

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) or Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2009	WEST MARINE, INC.

	By:	/s/ Geoffrey A. Eisenberg
Geoffrey A. Eisenberg
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer