Form 10-Q
period 2010-04-03
WEST MARINE INC
filed 2010-05-12
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

At April 30, 2010, the number of shares outstanding of the registrant’s common stock was 22,411,312.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 3, 2010, JANUARY 2, 2010 AND APRIL 4, 2009

(Unaudited and in thousands, except share data)

	April 3, 2010	January 2, 2010	April 4, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,246	$10,279	$12,259
Trade receivables, net	7,525	5,566	6,679
Merchandise inventories	242,809	196,631	257,677
Deferred income taxes	1,299	1,299	—
Other current assets	23,514	19,805	15,977

Total current assets	283,393	233,580	292,592
Property and equipment, net	55,051	56,278	59,013
Intangibles, net	106	116	144
Other assets	2,454	2,263	2,316

TOTAL ASSETS	$341,004	$292,237	$354,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,768	$32,591	$50,707
Accrued expenses and other	41,748	43,369	44,150
Current portion of long-term debt	39,065	—	—

Total current liabilities	132,581	75,960	94,857
Long-term debt	—	—	75,751
Deferred rent and other	12,807	11,933	8,956

Total liabilities	145,388	87,893	179,564

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 22,441,130 shares issued and 22,410,240 shares outstanding at April 3, 2010; 22,376,873 shares issued and 22,345,983 shares outstanding at January 2, 2010; and 22,153,349 shares issued and 22,125,777 shares outstanding at April 4, 2009	22	22	22
Treasury stock	(385)	(385)	(366)
Additional paid-in capital	178,487	177,459	174,597
Accumulated other comprehensive income (loss)	(729)	(506)	648
Retained earnings (deficit)	18,221	27,754	(400)

Total stockholders’ equity	195,616	204,344	174,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$341,004	$292,237	$354,065

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL QUARTERS ENDED APRIL 3, 2010 AND APRIL 4, 2009

(Unaudited and in thousands, except per share data)

	13 Weeks Ended
	April 3, 2010	April 4, 2009
Net revenues	$109,559	$100,965
Cost of goods sold	84,522	79,054

Gross profit	25,037	21,911
Selling, general and administrative expense	34,510	36,884
Store closures and other restructuring costs	(108)	77

Loss from operations	(9,365)	(15,050)
Interest expense	105	331

Loss before income taxes	(9,470)	(15,381)
Provision for income taxes	62	397

Net loss	$(9,532)	$(15,778)

Net loss per common and common equivalent share -
Basic and diluted	$(0.43)	$(0.71)
Weighted average common and common equivalent shares outstanding -
Basic and diluted	22,359	22,117

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL QUARTERS ENDED APRIL 3, 2010 AND APRIL 4, 2009

(Unaudited and in thousands)

	13 Weeks Ended
	April 3, 2010	April 4, 2009
OPERATING ACTIVITIES:
Net loss	$(9,532)	$(15,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,964	4,025
Share-based compensation	603	554
Excess tax deficiency from share-based compensation	(35)	—
Provision for doubtful accounts	50	169
Lower of cost or market inventory adjustments	1,133	1,384
Loss (gain) on asset disposals	(2)	40
Changes in assets and liabilities:
Trade receivables	(2,009)	(1,024)
Merchandise inventories	(47,310)	(36,460)
Other current assets	(3,709)	392
Other assets	(459)	258
Accounts payable	18,867	23,768
Accrued expenses and other	(1,621)	1,894
Deferred items and other non-current liabilities	874	28

Net cash used in operating activities	(39,186)	(20,750)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4	12
Purchases of property and equipment	(2,359)	(3,284)

Net cash used in investing activities	(2,355)	(3,272)

FINANCING ACTIVITIES:
Borrowings on line of credit	40,862	33,566
Repayments on line of credit	(1,797)	(4,815)
Proceeds from exercise of stock options	425	46
Excess tax benefit from share-based compensation	35	—

Net cash provided by financing activities	39,525	28,797

Effect of exchange rate changes on cash	(17)	11
NET INCREASE (DECREASE) IN CASH	(2,033)	4,786
CASH AT BEGINNING OF PERIOD	10,279	7,473

CASH AT END OF PERIOD	$8,246	$12,259

Other cash flow information:
Cash paid for interest	$8	$313
Cash paid (refunded) for income taxes	230	(14)
Non-cash investing activities
Property and equipment additions in accounts payable	604	929

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended April 3, 2010 and April 4, 2009

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items, except as discussed in Notes 2 and 7 below) necessary to fairly present the financial position at April 3, 2010 and April 4, 2009, and the interim results of operations for the 13-week periods and cash flows for the 13-week periods then ended, have been included.

The condensed consolidated balance sheet at January 2, 2010 presented herein has been derived from the audited consolidated financial statements of the Company for the year then ended that was included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010 (the “2009 Form 10-K”). These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended January 2, 2010, that were included in the 2009 Form 10-K.

Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 2, 2010. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended April 3, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 1, 2011. Historically, the Company’s revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of our retail markets.

The Company’s fiscal year consists of 52 weeks, ending on the Saturday closest to December 31. The 2010 fiscal year and 2009 fiscal year consist of the 52 weeks ending on January 1, 2011 and January 2, 2010, respectively. All quarters of both fiscal years 2010 and 2009 consist of 13 weeks. All references to years relate to fiscal years rather than calendar years.

Subsequent events were evaluated through the date these condensed consolidated financial statements were issued.

Fair Value of Financial Instruments

Fair value is the exchange price that would be received for an asset or that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prescribed under GAAP contains three levels, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of January 2, 2010, $8.0 million of the Company’s cash equivalents consisted of a money market deposit account and certificates of deposits and are classified within Level 1 because they are valued using quoted market prices. As of April 3, 2010, the Company did not have any money market deposit accounts or certificates of deposits.

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

The Company’s effective income tax rate was (0.7)%, resulting in expense of $0.1 million for the 13 weeks ended April 3, 2010, while an effective tax rate of (2.6)% resulted in expense of $0.4 million for the 13 weeks ended April 4, 2009.

Under GAAP, when the Company’s results demonstrate a pattern of future profitability and reverse the current cumulative loss trend, the Company’s valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets.

NOTE 3: SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense of $0.6 million for each of the 13-week periods ended April 3, 2010 and April 4, 2009, primarily impacting selling, general and administrative expense. The tax benefit associated with share-based compensation expense for the 13-week periods ended April 3, 2010 and April 4, 2009 was not significant.

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

Revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct Sales segment, the Company promotes and sells products internationally through both its websites and call center. The Company operates primarily in the United States with foreign revenues representing 5% or less of total net revenues during each of the 13-week periods ended April 3, 2010 and April 4, 2009, and foreign long-lived assets representing less than 2% of long-lived assets at each of these dates.

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

Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended
	April 3, 2010	April 4, 2009
Net revenues:
Stores	$96,362	$88,305
Direct Sales	6,491	5,843
Port Supply	6,706	6,817

Consolidated net revenues	$109,559	$100,965

Contribution:
Stores	$2,454	$(3,356)
Direct Sales	1,322	1,320	(1)
Port Supply	(645)	(419)

Consolidated contribution	$3,131	$(2,455)

Reconciliation of consolidated contribution to net loss:
Consolidated contribution	$3,131	$(2,455)
Less:
Indirect costs of goods sold not included in consolidated contribution	(5,377)	(3,539	)(1)
General and administrative expense	(7,119)	(9,056)
Interest expense	(105)	(331)
Provision for income taxes	(62)	(397)

Net loss	$(9,532)	$(15,778)

(1)    Includes a $0.5 million reclassification of call center expense from Indirect cost of goods sold not included in consolidated contribution. There is no impact to the stated net loss for the period.

	13 Weeks Ended
	April 3, 2010	April 4, 2009
Assets:
Stores	$35,357	$35,568
Port Supply	6,513	6,147
Direct Sales	1,425	1,528
Unallocated	297,709	310,822

Total assets	$341,004	$354,065

Capital expenditures:
Stores	$1,617	$2,616
Port Supply	—	26
Direct Sales	—	—
Unallocated	742	642

Total capital expenditures	$2,359	$3,284

Depreciation and amortization:
Stores	$2,556	$2,433
Port Supply	31	60
Direct Sales	68	91
Unallocated	1,309	1,441

Total depreciation and amortization	$3,964	$4,025

NOTE 5: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity. The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments for all periods presented, and did not differ significantly from the reported net loss.

NOTE 6: CONTINGENCIES

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

In addition, the Company is subject to various routine and non-routine reviews, audits and investigations by various federal and state governmental regulators, including customs, environmental and tax authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes, penalties, interest or the revision and recoupment of past payments made based on audit findings. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company believes it has adequately provided for obligations that would result from these legal and sales and use tax proceedings where it is probable it will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome. The Company is currently under audit for sales taxes in several jurisdictions. The tax periods open to examination by the major taxing jurisdictions for sales and use taxes are fiscal 2001 through fiscal 2009. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s future financial condition or results of operations. Additionally, the Company was advised that it was selected by the U.S. Customs and Border Protection for a “focused assessment” of the Company’s import practices for fiscal 2008, to review and evaluate our adherence to the agency’s rules and regulations regarding trade compliance matters such as product classification, valuation and origin. The Company is cooperating with the agency and has begun the pre-assessment survey phase of the focused assessment. In this regard, the Company has committed that it will report, and tender any associated duties and fees, resulting from identified errors. The Company also will be identifying improvement in processes and procedures in areas where errors are found and review these corrective measures with the agency. At this time, the Company does not believe that any deficiencies in processes or controls, or unanticipated costs or unpaid duties associated with this matter will have a material adverse effect on the Company or its results of operations.

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

During the thirteen weeks ended April 3, 2010, the Company reduced net reserves by $0.1 million for lease contract termination obligations and other store closure costs due to favorable lease negotiations. Accrued liabilities related to costs associated with restructuring activities outstanding as of April 3, 2010 were $3.8 million.

Costs and obligations (included in “Accrued liabilities” in the Company’s condensed consolidated balance sheets) recorded by the Company in 2010 and 2009 in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Balance, December 29, 2007	$—	$1,988	$1,988
Charges	3,023	7,664	10,687
Payments	(1,954)	(1,652)	(3,606)

Ending balance, January 3, 2009	1,069	8,000	9,069
Reduction in charges	(158)	(1,588)	(1,746)
Payments	(321)	(2,476)	(2,797)

Ending balance, January 2, 2010	590	3,936	4,526
Reduction of charges	(4)	(104)	(108)
Payments	(160)	(476)	(636)

Ending balance, April 3, 2010	$426	$3,356	$3,782

NOTE 8: NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if unvested restricted shares vest and outstanding options to purchase common stock were exercised. Options to purchase approximately 1.7 million and 2.7 million shares of common stock that were outstanding for the quarters ended April 3, 2010 and April 4, 2009, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.

The following is a reconciliation of the Company’s basic and diluted net loss per share computations (shares in thousands):

	13 Weeks Ended
	April 3, 2010		April 4, 2009
	Shares	Net Loss Per Share	Shares	Net Loss Per Share
Basic	22,359	$(0.43)	22,117	$(0.71)
Effect of dilutive stock options	—	—	—	—

Diluted	22,359	$(0.43)	22,117	$(0.71)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheet of West Marine, Inc. and subsidiaries as of April 3, 2010, and the related consolidated statements of operations and cash flows for the 13-week period ended April 3, 2010. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Francisco, California

May 12, 2010

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2010 (the “2009 Form 10-K”). All references to the first quarter of 2010 mean the thirteen-week period ended April 3, 2010, and all references to the first quarter of 2009 mean the thirteen-week period ended April 4, 2009. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview

West Marine is the largest boating supply retailer in the world. We have three reportable segments — Stores, Port Supply (wholesale) and Direct Sales (Internet and call center) — all of which sell aftermarket recreational boating supplies directly to our customers. At the end of the first quarter of 2010, we offered our products through 334 company-operated stores in 38 states, Puerto Rico and Canada and two franchised stores located in Turkey, on the Internet and through our call center channel. We also are engaged, through our Port Supply division, in our stores and on the Internet, in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations, including allowances and capitalization of indirect costs, vendor allowances receivable, costs associated with exit activities (e.g., store closures), impairment of long-lived assets, deferred tax assets and applicable valuation allowance, liabilities for self-insurance or high-deductible losses, and share-based compensation. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K. The following discussion and analysis should be read in conjunction with such description of critical accounting policies and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Results of Operations

The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended
	April 3, 2010	April 4, 2009
Net revenues	100.0%	100.0%
Cost of goods sold	77.1	78.3

Gross profit	22.9	21.7
Selling, general and administrative expense	31.5	36.5
Store closures and other restructuring costs	(0.1)	0.1

Loss from operations	(8.5)	(14.9)
Interest expense	0.1	0.3

Loss before income taxes	(8.6)	(15.2)
Provision for income taxes	0.1	0.4

Net loss	(8.7)%	(15.6)%

Thirteen Weeks Ended April 3, 2010 Compared to Thirteen Weeks Ended April 4, 2009

Net revenues for the first quarter of 2010 were $109.6 million, an increase of $8.6 million, or 8.5%, compared to net revenues of $101.0 million in the first quarter of 2009, primarily due to a $6.9 million increase in comparable store sales and $5.0 million in sales attributable to stores opened in 2009 and the first quarter of 2010. Stores closed during the first quarter of 2010 and fiscal year 2009 generated reduced net revenues by $3.9 million in sales in the first quarter of 2009. The majority of these closures occurred in connection with our ongoing real estate optimization program. The increase in net revenues was driven by increased sales of maintenance-related products. We saw recovery in demand for higher-ticket items, such as boats, motors and electronics, and our expansion in the assortment of clothing and technical apparel is receiving good customer response. We also experienced favorable weather conditions in several markets during the first quarter. We had 334 company-operated stores and two franchised stores in Turkey open at the end of the first quarter of 2010 compared to 341 company-operated stores and one franchise store in Turkey at the end of the first quarter of 2009.

Net revenues attributable to our Stores division increased $8.1 million to $96.4 million in the first quarter of 2010, a 9.1% increase compared to the first quarter of 2009. Comparable store sales increased by $6.9 million, or 8.4%, from last year. Store revenues also increased by $5.0 million due to store openings during 2009 and the first quarter of 2010. This increase was partially offset by $3.9 million of revenues attributable to stores closed during those same periods. The majority of closures occurred in connection with our ongoing real estate optimization program. Wholesale (Port Supply) net revenues through our distribution centers decreased $0.1 million, or 1.6%, to $6.7 million in the first quarter of 2010 compared to 2009, primarily due to lower sales to boat builders. Net revenues in our Direct Sales division increased $0.6 million, or 11.1%, to $6.5 million in the first quarter of 2010 compared to 2009, and were higher year-over-year in both domestic and international sales.

Gross profit increased by $3.1 million, or 14.3%, to $25.0 million in the first quarter of 2010, compared to $21.9 million for the same period last year. Gross profit increased as a percentage of net revenues to 22.9% in the first quarter of 2010, compared to 21.7% for the same period last year, primarily due to a 0.9% improvement from the leveraging of store occupancy costs. Occupancy is our largest fixed expense, and its impact on gross margin rate is largely driven by changes in revenue given the fixed nature of the expense. An additional 0.3% of the gross margin rate increase was from an increase in product margin driven by less promotional and clearance activity.

Selling, general and administrative expense decreased by $2.4 million, or 6.4%, to $34.5 million in the first quarter of 2010, compared to $36.9 million for the same period last year, and decreased as a percentage of net revenues to 31.5% in the first quarter of 2010, compared to 36.5% for the same period last year. The decrease in selling, general and administrative expense primarily was due to $0.9 million in lower associate-related health care benefits costs including lower year-over-year health care claims experience, a $0.7 million favorable impact of foreign currency translation gains in the first quarter of 2010 compared to the first quarter of 2009, and a $0.5 million reduction in accrued bonus expense.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax rate for the first quarter of 2010 was (0.7)% compared with an effective tax rate of (2.6)% for the same period last year.

Net loss for the first quarter of 2010 was $9.5 million compared to net loss of $15.8 million in the first quarter of 2009. The improvement was primarily attributable to increased revenues and corresponding gross profit, and lower selling, general and administrative expense.

Liquidity and Capital Resources

We ended the first quarter of 2010 with $8.2 million of cash, a decrease from $12.3 million at the end of the first quarter of 2009. Working capital, the excess of current assets over current liabilities, decreased to $150.8 million at the end of the first quarter, compared with $197.7 million for the same period last year. At the end of the first quarter and because our multi-year credit facility expires at the end of this year, borrowings under our credit facility are now classified as current portion of long-term debt and, as a result, the $39.1 million outstanding under the credit facility at April 3, 2010 was the primary driver of the decrease in working capital. We are currently in discussions with various parties and expect to secure a new credit facility before the expiration of our current facility.

Operating Activities

During the first quarter of 2010, net cash used in operating activities was $39.2 million, compared to $20.8 million for the same period last year. Net cash used in operating activities increased year-over-year by $18.4 million and primarily was driven by higher inventory purchases during the first quarter compared to the same period last year and lower accrued expenses. The decrease in accrued expenses year-over-year related to a reduction in fiscal 2008 store closure and restructuring charges.

Investing Activities

We spent $2.4 million on capital expenditures during the first quarter of 2010, a $0.9 million decrease from the prior year period. During the first quarter of 2010, we opened two large-format stores compared to two new prototype flagship stores opened during the first quarter of 2009.

Financing Arrangements

Net cash provided by financing activities was $39.5 million for the first quarter of 2010, which represents net borrowing under our credit facility.

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

The applicable margin for any borrowing will depend upon the amount of available credit under the revolving facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the first quarter of 2010 and 2009, the weighted-average interest rate on all of our outstanding borrowings was 1.4% and 1.8%, respectively.

Although our loan agreement contains customary covenants, including but not limited to, restrictions on our ability and that of our subsidiaries to incur debt, grant liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our loan agreement at any given time is determined by the estimated liquidation value of these assets as determined by the lenders’ appraisers. Additional loan covenants include a requirement that we maintain minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date. A default under our loan agreement also could significantly and adversely affect our ability to obtain additional or alternative financing. As of April 3, 2010, we were in compliance with our bank covenants.

At April 3, 2010, borrowings under this credit facility were $39.1 million bearing interest at rates from 1.2% to 3.0%, and $113.8 million was available for future borrowings. At April 4, 2009, borrowings under this credit facility were $75.8 million, bearing interest as rates ranging from 1.8% and 3.3%, and $86.6 million was available to be borrowed. The increase year-over-year in credit availability primarily was due to lower outstanding borrowings. At April 3, 2010 and April 4, 2009, we had $5.6 million and $5.5 million, respectively, of outstanding commercial and stand-by letters of credit.

Our borrowing base at April 3, 2010 and April 4, 2009 consisted of the following (in millions):

	April 3, 2010	April 4, 2009
Accounts receivable availability	$9.2	$6.9
Inventory availability	167.8	179.0
Less: reserves	(5.7)	(4.4)

Total borrowing base	$171.3	$181.5

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$39.1	$75.8
Outstanding letters of credit	5.6	5.5

Total obligations	$44.7	$81.3

Accordingly, our availability as of April 3, 2010 and April 4, 2009, respectively, was (in millions):

Total borrowing base	$171.3	$181.5
Less: obligations	(44.7)	(81.3)
Less: minimum availability	(12.8)	(13.6)

Total availability	$113.8	$86.6

Off-Balance Sheet Arrangements

Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2 –Properties and Note 7 to the consolidated financial statements in the 2009 Form 10-K.

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

Business Trends

Our research and experience indicates that the U.S. boating industry experienced a down cycle in 2009, as evidenced by lower sales trends in each of our business segments compared to 2008, lower new and used boat sales, and declining boat registrations in key states. More recently we are beginning to see signs that customers are preparing their boats for usage this year as sales increases during the first quarter of 2010 were led by growth in maintenance-related products. We also are seeing recovery in demand for our bigger-ticket items, such as boats, motors and electronics. Further, we believe we are benefitting from changes in the competitive landscape, including the closure of the Boater’s World chain of stores during the mid-part of last year. While we continue to manage our business conservatively from an operating expense standpoint, we are taking steps to maximize opportunity in demand recovery. Specifically, these actions include:

•	making prudent strategic investments in additional core inventory items to maintain in-stock levels in the event improved sales continue; and

•	hiring additional store Associates to maintain customer service levels while leveraging payroll expense as a percentage of sales.

We believe that the uncertainty in economic conditions has adversely impacted discretionary consumer spending in an already challenging climate for the boating industry, and we believe that this economic uncertainty could continue to have an impact on our sales revenue, with corresponding risks to our earnings and cash flow in 2010 (see the “Overview” and “Fiscal 2009 Compared with Fiscal 2008 — Segment Revenues” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K). Therefore, we will continue to constrain expense growth and maximize cash flow by:

•	controlling our operating expenses through variable expense management, as well as reengineering and streamlining business processes;

•	continuing to improve the quality of our inventory by tightly controlling overstocked or discontinued goods;

•	proceeding with our ongoing real estate optimization program, evolving to having fewer, larger stores with anticipated improved economics;

•	managing the business to the conservative budget established for 2010, which focuses on expense control and emphasizes working capital management; and

•	exploring methods and strategies to drive sales and market presence.

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

Forward-Looking Statements

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

West Marine’s operations could be adversely affected if the current economic conditions and/or the decline in spending in the boating industry continue or worsen, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in this quarterly report on Form 10-Q and the 2009 Form 10-K, and those risks which may be described from time to time in West Marine’s other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to diminish our exposure to interest rate or currency rate risk, and we are not a party to any interest rate or currency rate risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in the 2009 Form 10-K.

Based on our operating results for the first quarter ended April 3, 2010, a 14-basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pre-tax income and cash flows by less than $0.1 million over the next year (see Note 5 to the notes to consolidated financial statements in the 2009 Form 10-K).

A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $1.2 million over the next year.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

West Marine’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of April 3, 2010, due to the existence of the following material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with preparing our Annual Report on Form 10-K for the year ended January 2, 2010, we identified a deficiency in our process for accruing estimated freight charges. Specifically, the reconciliation performed by our finance department with respect to this account as of January 2, 2010, did not identify an error in the period-end accrual for this account.

Despite the existence of this material weakness, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

The following changes in our internal control over financial reporting have occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We reevaluated the account level thresholds that trigger additional analysis.

•	We improved our monitoring control in order to bolster our peer review process of account reconciliations on a periodic basis, including the reconciliation of estimated freight charges.

•

We engaged external accounting resources to assist in our review of the first quarter reconciliations, including accounts related to freight charges. We expect to hire additional internal accounting resources over the coming months to broaden our review of accounts requiring further analysis.

We consider this remediation of our material weakness in our internal control over financial reporting to be a significant priority for us. We have taken immediate action to implement the above changes in our controls, and we will test their effectiveness during the second fiscal quarter of 2010. Completion of testing with positive results will enable management to establish that remediation has been effective.

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

Additionally, U.S. Customs and Border Protection has advised us that it will be performing a “focused assessment” of our import practices for fiscal 2008. We are cooperating with the agency and have begun the pre-assessment survey phase of the focused assessment. At this time, we do not believe that any deficiencies in processes or controls, or unanticipated costs or unpaid duties associated with this matter will have a material adverse effect us or our results of operations.

ITEM 1A – RISK FACTORS

We have included in Part I, Item 1A of our 2009 Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” These risk factors have not materially changed, other than as set forth below. Investors should consider these risk factors prior to making an investment decision with respect to our common stock.

Our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, natural disasters such as hurricanes or extraordinary amounts of rainfall or manmade disasters occur, especially during the peak boating season in the second and third fiscal quarters.

Our business is highly seasonal. The majority of our revenues occur between the months of April and August, which represent the peak boating months in most of our markets. Our annual results would be materially and adversely affected if our net revenues were to fall below expected seasonal levels during this period. Our business also is significantly affected by weather patterns. Unseasonably cool weather, prolonged winter conditions, extraordinary amounts of rainfall or natural or manmade disasters may decrease boating use in the peak season, resulting in lower maintenance needs and, therefore, decreased revenues.

In particular, the oil platform explosion in the Gulf of Mexico in April 2010 and resulting underwater leaks have caused an oil spill that may have substantial impact on boating usage in the area. As we are entering into peak boating season, the continuing underwater leaks and resulting oil spill may have adverse effects on our results of operations by reducing demand for our marine products because of reduced boating activity in the area.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – [REMOVED AND RESERVED]

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

Date: May 12, 2010	WEST MARINE, INC.

	By:	/s/ Geoffrey A. Eisenberg
Geoffrey A. Eisenberg
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer