Form 10-Q
period 2010-07-03
WEST MARINE INC
filed 2010-08-09
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

At July 30, 2010, the number of shares outstanding of the registrant’s common stock was 22,503,176.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 3, 2010, JANUARY 2, 2010 AND JULY 4, 2009

(Unaudited and in thousands, except share data)

	July 3, 2010	January 2, 2010	July 4, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,546	$10,279	$17,691
Trade receivables, net	8,702	5,566	8,521
Merchandise inventories	240,129	196,631	229,278
Deferred income taxes	1,299	1,299	—
Other current assets	20,493	19,805	17,575

Total current assets	275,169	233,580	273,065
Property and equipment, net	55,223	56,278	57,183
Intangibles, net	97	116	135
Other assets	2,401	2,263	3,159

TOTAL ASSETS	$332,890	$292,237	$333,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,665	$32,591	$49,024
Accrued expenses and other	44,302	43,369	49,058
Current portion of long-term debt	2,500	—	—

Total current liabilities	87,467	75,960	98,082
Long-term debt	—	—	18,000
Deferred rent and other	13,156	11,933	9,758

Total liabilities	100,623	87,893	125,840

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 22,530,782 shares issued and 22,499,892 shares outstanding at July 3, 2010; 22,376,873 shares issued and 22,345,983 shares outstanding at January 2, 2010; and 22,251,565 shares issued and 22,220,675 shares outstanding at July 4, 2009	23	22	22
Treasury stock	(385)	(385)	(385)
Additional paid-in capital	179,752	177,459	175,581
Accumulated other comprehensive income (loss)	(462)	(506)	397
Retained earnings	53,339	27,754	32,087

Total stockholders’ equity	232,267	204,344	207,702

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$332,890	$292,237	$333,542

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE 13 WEEKS AND 26 WEEKS ENDED JULY 3, 2010 AND JULY 4, 2009

(Unaudited and in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net revenues	$233,390	$215,371	$342,949	$316,336
Cost of goods sold	150,903	142,278	235,425	221,332

Gross profit	82,487	73,093	107,524	95,004
Selling, general and administrative expense	46,226	40,529	80,736	77,413
Store closures and other restructuring costs	(77)	(26)	(185)	51
Impairment of long-lived assets	180	—	180	—

Income from operations	36,158	32,590	26,793	17,540
Interest expense	156	302	261	633

Income before income taxes	36,002	32,288	26,532	16,907
Provision (benefit) for income taxes	884	(200)	946	197

Net income	$35,118	$32,488	$25,586	$16,710

Net income per share:
Basic	$1.56	$1.46	$1.14	$0.75
Diluted	$1.52	$1.46	$1.12	$0.75
Weighted average common and common equivalent shares outstanding:
Basic	22,465	22,187	22,412	22,152
Diluted	23,053	22,234	22,939	22,188

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED JULY 3, 2010 AND JULY 4, 2009

(Unaudited and in thousands)

	26 Weeks Ended
	July 3, 2010	July 4, 2009
OPERATING ACTIVITIES:
Net income	$25,586	$16,710
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,758	8,363
Impairment of long-lived assets	180	—
Share-based compensation	1,258	1,187
Tax benefit from equity issuance	140	—
Excess tax benefit from share-based compensation	(161)	—
Deferred income taxes	—	(603)
Provision for doubtful accounts	33	245
Lower of cost or market inventory adjustments	1,240	1,646
Loss on asset disposals	66	122
Changes in assets and liabilities:
Trade receivables	(3,169)	(2,942)
Merchandise inventories	(44,737)	(8,323)
Other current assets	(688)	(1,206)
Other assets	(153)	(275)
Accounts payable	7,735	22,711
Accrued expenses and other	933	6,802
Deferred items and other non-current liabilities	1,223	830

Net cash provided by (used in) operating activities	(2,756)	45,267

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	35	16
Purchases of property and equipment	(6,573)	(6,401)

Net cash used in investing activities	(6,538)	(6,385)

FINANCING ACTIVITIES:
Borrowings on line of credit	44,179	34,595
Repayments on line of credit	(41,679)	(63,595)
Proceeds from exercise of stock options	593	52
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	303	345
Excess tax benefit from share-based compensation	161	—
Treasury shares acquired	—	(19)

Net cash provided by (used in) financing activities	3,557	(28,622)

Effect of exchange rate changes on cash	4	(42)
NET INCREASE (DECREASE) IN CASH	(5,733)	10,218
CASH AT BEGINNING OF PERIOD	10,279	7,473

CASH AT END OF PERIOD	$4,546	$17,691

Other cash flow information:
Cash paid for interest	$198	$645
Cash paid (refunded) for income taxes	(3,834)	422
Non-cash investing activities
Property and equipment additions in accounts payable	634	94

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Twenty-Six Weeks Ended July 3, 2010 and July 4, 2009

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at July 3, 2010 and July 4, 2009, and the interim results of operations for the 13-week and 26-week periods and cash flows for the 26-week periods then ended, have been included.

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

Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 2, 2010. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 26-week period ended July 3, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 1, 2011. Historically, the Company’s revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of our retail markets.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of January 2, 2010, $8.0 million of the Company’s cash equivalents consisted of a money market deposit account and certificates of deposits and are classified within Level 1 because they are valued using quoted market prices. As of July 3, 2010, the Company did not have any money market deposit accounts or certificates of deposits.

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

The Company’s effective income tax rate for the 13 weeks ended July 3, 2010 was 2.5%, which resulted in expense of $0.8 million, while the effective tax rate for the 13 weeks ended July 4, 2009 was a benefit of 0.6%, which resulted in a tax benefit of $0.2 million. For the 26 weeks ended July 3, 2010, the Company’s effective income tax rate was 3.6%, resulting in expense of $0.9 million, while the effective tax rate for the 26 weeks ended July 4, 2009 was 1.2%, resulting in expense of $0.2 million.

Under GAAP, when the Company’s results demonstrate a pattern of future profitability and reverse the current cumulative loss trend, the Company’s valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets.

NOTE 3: SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense of $0.7 million for the 13-week period ended July 3, 2010 and $0.6 million for the 13-week period ended July 4, 2009, primarily impacting selling, general and administrative expense. Share-based compensation expense was $1.3 million for the 26-week period ended July 3, 2010 and $1.2 million for the 26-week period ended July 4, 2009. The tax benefit associated with share-based compensation expense for the 13 and 26-week periods ended July 3, 2010 and July 4, 2009 was not significant.

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

Revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct Sales segment, the Company promotes and sells products internationally through both its websites and call center. The Company operates primarily in the United States with foreign revenues representing less than 5% of total net revenues during each of the 13-week and 26-week periods ended July 3, 2010 and July 4, 2009, and foreign long-lived assets representing less than 2% of long-lived assets at each of these dates.

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

Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net revenues:
Stores	$212,658	$194,671	$309,020	$282,976
Direct Sales	11,476	11,824	17,967	17,667
Port Supply	9,256	8,876	15,962	15,693

Consolidated net revenues	$233,390	$215,371	$342,949	$316,336

Contribution:
Stores	$51,810	$45,741	$54,264	$42,385
Direct Sales	2,611	2,612	3,933	3,932
Port Supply	(2)	48	(647)	(371)

Consolidated contribution	$54,419	$48,401	$57,550	$45,946

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$54,419	$48,401	$57,550	$45,946
Less:
Indirect costs of goods sold not included in consolidated contribution	(8,132)	(7,859)	(13,509)	(11,398)
General and administrative expense	(10,129)	(7,952)	(17,248)	(17,008)
Interest expense	(156)	(302)	(261)	(633)
Benefit (provision) for income taxes	(884)	200	(946)	(197)

Net income	$35,118	$32,488	$25,586	$16,710

	13 Weeks Ended		26 Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Assets:
Stores			$32,797	$33,310
Port Supply			7,779	7,491
Direct Sales			834	1,094
Unallocated			291,480	291,647

Total assets			$332,890	$333,542

Capital expenditures:
Stores	$3,031	$2,947	$4,648	$5,563
Port Supply	—	—	—	26
Direct Sales	—	—	—	—
Unallocated	1,183	170	1,925	812

Total capital expenditures	$4,214	$3,117	$6,573	$6,401

Depreciation and amortization:
Stores	$2,402	$2,670	$4,958	$5,103
Port Supply	30	51	61	111
Direct Sales	66	85	134	176
Unallocated	1,296	1,532	2,605	2,973

Total depreciation and amortization	$3,794	$4,338	$7,758	$8,363

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

In addition, the Company is subject to various routine and non-routine reviews, audits and investigations by various federal and state governmental regulators, including customs, environmental and tax authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes, penalties, interest or the revision and recoupment of past payments made based on audit findings. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company believes it has adequately provided for obligations that would result from these legal and sales and use tax proceedings where it is probable it will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome. The Company is currently under audit for sales taxes in several jurisdictions. The tax periods open to examination by the major taxing jurisdictions for sales and use taxes are fiscal 2001 through fiscal 2009. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s future financial condition or results of operations. Additionally, the Company was advised that it was selected by the U.S. Customs and Border Protection (“CBP”) for a “focused assessment” of the Company’s import practices and procedures for fiscal 2008, to review and evaluate these practices and procedures in the areas of product classification, valuation and origin. In preparing for the focused assessment, the Company found certain adjustments to duties owed relating to imported goods, and submitted a voluntary prior disclosure to CBP identifying certain underpayments, and remitting payment of duties not paid as a result of these adjustments. The Company is cooperating and working closely with CBP as the focused assessment progresses. The Company is implementing improvements in processes and procedures in areas where underpayments were found and will be reviewing these remedial measures with the agency. At this time, the Company does not believe that any deficiencies in processes or controls, or unanticipated costs or unpaid duties associated with this matter will have a material adverse effect on the Company or its results of operations.

NOTE 7: STORE CLOSURE AND OTHER RESTRUCTURING COSTS

Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities.

During the twenty-six weeks ended July 3, 2010, the Company reduced reserves by $0.2 million for lease contract termination obligations and other store closure costs due to favorable lease negotiations. Accrued liabilities related to costs associated with restructuring activities outstanding as of July 3, 2010 were $3.3 million.

Costs and obligations (included in “Accrued liabilities” in the Company’s condensed consolidated balance sheets) recorded by the Company in 2010 and 2009 in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Balance, December 29, 2007	$—	$1,988	$1,988
Charges	3,023	7,664	10,687
Payments	(1,954)	(1,652)	(3,606)

Ending balance, January 3, 2009	1,069	8,000	9,069
Reduction in charges	(158)	(1,588)	(1,746)
Payments	(321)	(2,476)	(2,797)

Ending balance, January 2, 2010	590	3,936	4,526
Reduction of charges	(47)	(138)	(185)
Payments	(194)	(872)	(1,066)

Ending balance, July 3, 2010	$349	$2,926	$3,275

NOTE 8: NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares vest and outstanding options to purchase common stock were exercised. Options to purchase approximately 1.4 million and 3.4 million shares of common stock that were outstanding for the quarters ended July 3, 2010 and July 4, 2009, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 2.1 million and 3.4 million shares of common stock that were outstanding for the first twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively, also have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.

The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	July 3, 2010		July 4, 2009
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	22,465	$1.56	22,187	$1.46
Effect of dilutive stock options	588	(0.04)	47	—

Diluted	23,053	$1.52	22,234	$1.46

	26 Weeks Ended
	July 3, 2010		July 4, 2009
	Shares	Net Income Per Share	Shares	Net Loss Per Share
Basic	22,412	$1.14	22,152	$0.75
Effect of dilutive stock options	527	(0.02)	36	—

Diluted	22,939	$1.12	22,188	$0.75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheet of West Marine, Inc. and subsidiaries as of July 3, 2010, and the related condensed consolidated statement of income for the 13-week period ended July 3, 2010 and the condensed consolidated statements of income and cash flows for the 26-week period ended July 3, 2010. These interim financial statements are the responsibility of the Company’s management.

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

August 9, 2010

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2010 (the “2009 Form 10-K”). All references to the second quarter and the first six months of 2010 mean the thirteen-week and twenty-six week periods ended July 3, 2010,respectively, and all references to the second quarter and the first six months of 2009 mean the thirteen-week and twenty-six week periods ended July 4, 2009, respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview

West Marine is the largest boating supply retailer in the world. We have three reportable segments — Stores, Port Supply (wholesale) and Direct Sales (Internet and call center) — all of which sell aftermarket recreational boating supplies directly to our customers. At the end of the second quarter of 2010, we offered our products through 330 company-operated stores in 38 states, Puerto Rico and Canada and two franchised stores located in Turkey, on the Internet and through our call center channel. We also are engaged, through our Port Supply division, in our stores and on the Internet, in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP for interim financial information pursuant to Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations (including valuation adjustments and capitalization of indirect costs), vendor allowances receivable, costs associated with exit activities (e.g., store closures), impairment of long-lived assets, deferred tax assets and applicable valuation allowance, liabilities for self-insurance or high-deductible losses, and share-based compensation. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K. The following discussion and analysis should be read in conjunction with such description of critical accounting policies and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Results of Operations

The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.7	66.1	68.6	70.0

Gross profit	35.3	33.9	31.4	30.0
Selling, general and administrative expense	19.7	18.8	23.6	24.5
Store closures and other restructuring costs	0.0	0.0	(0.1)	0.0
Impairment of long-lived assets	0.1	0.0	0.1	0.0

Income from operations	15.5	15.1	7.8	5.5
Interest expense, net	0.1	0.1	0.1	0.2

Income before income taxes	15.4	15.0	7.7	5.3
Income taxes	0.4	(0.1)	0.2	0.0

Net income	15.0%	15.1%	7.5%	5.3%

Thirteen Weeks Ended July 3, 2010 Compared to Thirteen Weeks Ended July 4, 2009

Net revenues for the second quarter of 2010 were $233.4 million, an increase of $18.0 million, or 8.4%, compared to net revenues of $215.4 million in the second quarter of 2009, primarily due to a $17.3 million increase in comparable store sales and $9.9 million in sales attributable to stores opened in 2009 and the first six months of 2010. Stores closed during fiscal year 2009 and the first six months of 2010 generated net revenues of $8.8 million in the second quarter of last year. The majority of these closures occurred in connection with our ongoing real estate optimization program. The increase in net revenues was across most merchandise categories and, in particular, we continued to experience increased sales for electronics and maintenance-related products. Sales also benefited from our expanded assortments in clothing and technical apparel. We experienced favorable weather conditions in the Northeast during the second quarter and we believe we benefited from changes in the competitive landscape. It also appears that the boating market was somewhat stronger overall, with more people using their boats more often than during the same period last year. A higher share of the overall sales growth came from the wholesale (Port Supply) business, particularly through sales to wholesale customers at store locations. We believe this was driven by our ongoing efforts to better serve this group of customers, as we leverage fixed costs at our stores. Our mix of business in the Southeast during the second quarter was impacted by the effects of the Gulf oil spill. While not significant, there was a decrease in sales of merchandise typically used by recreational boaters and fishermen in the affected area of the Southeast; however, this was partially offset by increased sales of products to those connected with fighting the spill. We had 330 company-operated stores and two franchised stores in Turkey open at the end of the second quarter of 2010 compared to 342 company-operated stores and one franchise store in Turkey at the end of the second quarter of 2009.

Net revenues attributable to our Stores segment increased $18.0 million to $212.7 million in the second quarter of 2010, a 9.2% increase compared to the second quarter of 2009. Comparable store sales increased by $17.3 million, or 9.4%, from last year. Store revenues also increased by $9.9 million due to store openings during 2009 and the first six months of 2010. This increase was partially offset by $8.8 million of revenues attributable to stores closed during those same periods. Wholesale (Port Supply) net revenues through our distribution centers increased $0.4 million, or 4.3%, to $9.3 million in the second quarter of 2010 compared to 2009, primarily due to large orders from customers involved with fighting the oil spill in the Gulf of Mexico. Net revenues in our Direct Sales segment decreased $0.4 million, or 2.9%, to $11.5 million in the second quarter of 2010 compared to 2009. The decrease was driven by reduced sales through the Internet channel following the launch of our updated website at westmarine.com. The transition to the updated site has negatively affected sales; however, we believe this decline is temporary.

Gross profit increased by $9.4 million, or 12.9%, to $82.5 million in the second quarter of 2010, compared to $73.1 million for the same period last year. Gross profit increased as a percentage of net revenues to 35.3% in the second quarter of 2010, compared to 33.9% for the same period last year, primarily due to a 0.9% improvement resulting from lower unit buying and distribution costs. Additionally, we experienced a 0.2% improvement from better shrinkage results and leveraged our relatively fixed occupancy expenses by 0.2% off of increased revenues.

Selling, general and administrative expense increased by $5.7 million, or 14.1%, to $46.2 million in the second quarter of 2010, compared to $40.5 million for the same period last year, and increased as a percentage of net revenues to 19.7% in the second quarter of 2010, compared to 18.8% for the same period last year. The increase in selling, general and administrative expense primarily was due to a $1.8 million increase in store payroll to support longer operating hours and increased staffing during our peak season, a $1.5 million unfavorable foreign currency translation impact, and the unfavorable impact of $1.3 million in marketing expenses due to the timing of certain campaigns from year-to-year.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax rate for the second quarter of 2010 was 2.5% compared with an effective tax rate of (0.6)% for the same period last year.

Net income for the second quarter of 2010 was $35.1 million compared to net income of $32.5 million in the second quarter of 2009. As outlined above, the improvement was primarily attributable to increased revenues and corresponding gross profit, partially offset somewhat by higher selling, general and administrative expense.

Twenty-six Weeks Ended July 3, 2010 Compared to Twenty-six Weeks Ended July 4, 2009

Net revenues for the twenty-six weeks of 2010 were $342.9 million, an increase of $26.6 million, or 8.4%, compared to net revenues of $316.3 million in the twenty-six weeks of 2009, primarily due to a $24.2 million increase in comparable store sales and $14.9 million in sales attributable to stores opened in 2009 and the first six months of 2010. Stores closed during the first six months of 2010 and fiscal year 2009 generated net revenues of $12.7 million in the first six months of 2009. The majority of these closures occurred in connection with our ongoing real estate optimization program. The increase in net revenues was across most merchandise categories and, in particular, we continued to experience increased sales for electronics and maintenance-related products. We also experienced favorable weather conditions in several markets during the first six months.

Net revenues attributable to our Stores division increased $26.0 million to $309.0 million in the first twenty-six weeks of 2010, a 9.2% increase compared to the first twenty-six weeks of 2009. Comparable store sales increased by $24.2 million, or 9.1%, from last year. Store revenues also increased by $14.9 million due to store openings during 2009 and the first six months of 2010. This increase was partially offset by $12.7 million of revenues attributable to stores closed during those same periods. Wholesale (Port Supply) net revenues through our distribution centers increased $0.3 million, or 1.7%, to $16.0 million in the first twenty-six weeks of 2010 compared to 2009, primarily due to large orders from customers engaged in fighting the oil spill in the Gulf of Mexico. Net revenues in our Direct Sales division increased $0.3 million, or 1.7%, to $18.0 million in the first twenty-six weeks of 2010 compared to 2009, and were higher year-over-year in sales to domestic customers.

Gross profit increased by $12.5 million, or 13.2%, to $107.5 million in the first twenty-six weeks of 2010, compared to $95.0 million for the same period last year. Gross profit increased as a percentage of net revenues to 31.4% in the first twenty-six weeks of 2010, compared to 30.0% for the same period last year, primarily due to a 0.5% improvement resulting from lower unit buying and distribution costs. Additionally, relatively fixed occupancy expenses leveraged by 0.4% due to increased revenues, and we experienced a 0.3% improvement from better shrinkage results.

Selling, general and administrative expense increased by $3.3 million, or 4.3%, to $80.7 million in the first twenty-six weeks of 2010, compared to $77.4 million for the same period last year, but decreased as a percentage of net revenues to 23.6% in the first twenty-six weeks of 2010, compared to 24.5% for the same period last year. The increase in selling, general and administrative expense was driven by a $2.7 million increase in store payroll and other variable selling expenses, and $1.2 million in expenses related to West Marine University, our national sales meeting held every other year. This was partly offset by $0.6 million of less advertising in the Direct Sales segment as compared to last year, in line with the lower sales. Selling, general and administrative expense decreased as a percentage of net revenues driven by the relatively fixed nature of support expenses combined with increased net revenues.

Our effective income tax rate for the first twenty-six weeks of 2010 was 3.6%, as compared to an effective tax rate of 1.2% for the same period last year.

Net income for the first twenty-six weeks of 2010 was $25.6 million compared to net income of $16.7 million in the first twenty-six weeks of 2009. As outlined above, the improvement was primarily attributable to increased revenues and corresponding gross profit, partially offset by higher selling, general and administrative expense.

Liquidity and Capital Resources

We ended the second quarter of 2010 with $4.5 million of cash, a decrease from $17.7 million at the end of the second quarter of 2009. Working capital, the excess of current assets over current liabilities, increased to $187.7 million at the end of the second quarter, compared with $175.0 million for the same period last year. The increase in working capital primarily was attributable to higher inventory and lower accrued expenses versus the same period last year. The higher inventory was driven by our strategy to bring in additional inventory earlier in the season this year to help ensure in-stock position as we move through the summer peak selling season. The decrease in accrued expenses year-over-year related to a reduction in fiscal 2008 store closure and restructuring charges.

Operating Activities

During the first six months of 2010, net cash used in operating activities was $2.8 million, compared to $45.3 million of cash generated during the same period last year. Net cash provided by (used in) operating activities decreased year-over-year by $48.1 million and primarily was driven by higher inventory purchases during the first half of the year compared to the same period last year as well as lower accounts payable and lower accrued expenses. The decrease in accounts payable was driven by the timing of inventory purchases during the first six months of this year compared to the same period last year as we bought additional inventory earlier in the season this year. The decrease in accrued expenses year-over-year related to a reduction in fiscal 2008 store closure and restructuring charges.

Investing Activities

We spent $6.5 million on capital expenditures during the first six months of 2010, a $0.1 million increase from the prior year period. During the first six months of 2010, we opened five large-format and one flagship store compared to five stores, including two flagship stores, opened during the first six months of 2009. During the second half of 2010, we expect a moderate increase in capital expenditures compared to the first half of the year. Our capital expenditures will be mainly for store development activities and information technology enhancements.

Financing Arrangements

Net cash provided by financing activities was $3.6 million for the first six months of 2010, which represents net borrowing under our credit facility.

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

The applicable margin for any borrowing will depend upon the amount of available credit under the revolving facility. The loan agreement also imposes a commitment fee on the unused portion of the revolving loan facility. For the second quarter of 2010 and 2009, the weighted-average interest rate on all of our outstanding borrowings was 1.6% and 1.8%, respectively.

Although our loan agreement contains customary covenants, including but not limited to, restrictions on our ability and that of our subsidiaries to incur debt, grant liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our loan agreement at any given time is determined by the estimated liquidation value of these assets as determined by the lenders’ appraisers. Additional loan covenants include a requirement that we maintain minimum revolving credit availability equal to the lesser of $15.0 million or 7.5% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date. A default under our loan agreement also could significantly and adversely affect our ability to obtain additional or alternative financing. As of July 3, 2010, we were in compliance with our bank covenants.

At July 3, 2010, borrowings under this credit facility were $2.5 million bearing interest at a rate of 3.0%, and $138.4 million was available for future borrowings. At July 4, 2009, borrowings under this credit facility were $18.0 million, bearing interest rates ranging from 1.3% and 3.0%, and $115.3 million was available to be borrowed. The increase year-over-year in credit availability primarily was due to lower outstanding borrowings. At July 3, 2010 and July 4, 2009, we had $5.1 million and $5.4 million, respectively, of outstanding commercial and stand-by letters of credit.

Our borrowing base at July 3, 2010 and July 4, 2009 consisted of the following (in millions):

	July 3, 2010	July 4, 2009
Accounts receivable availability	$13.0	$11.9
Inventory availability	151.2	143.9
Less: reserves	(6.3)	(5.9)

Total borrowing base	$157.9	$149.9

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$2.5	$18.0
Outstanding letters of credit	5.1	5.4

Total obligations	$7.6	$23.4

Accordingly, our availability as of July 3, 2010 and July 4, 2009, respectively, was (in millions):

Total borrowing base	$157.9	$149.9
Less: obligations	(7.6)	(23.4)
Less: minimum availability	(11.9)	(11.2)

Total availability	$138.4	$115.3

We are currently in discussions with Wells Fargo Bank, National Association, to amend and restate our existing credit facility. We currently expect to, among other things, reduce the borrowing capacity under this credit facility to approximately $140.0 million with an option for up to an additional $25.0 million in borrowing capacity. We believe pricing for the amended and restated facility will be at current market rates, which are somewhat higher than those negotiated five years ago under our existing facility. While we cannot give assurances as to when we will enter into the new credit facility, if at all, we expect to enter into the new facility during the third quarter of this fiscal year.

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

Business Trends

Our research and experience indicates that the U.S. boating industry experienced a down cycle in 2009, as evidenced by lower sales trends in each of our business segments compared to 2008, lower new and used boat sales, and declining boat registrations in key states. Early in 2010, we began to see signs that customers were preparing their boats for usage this year as sales increases during the first quarter of 2010 were led by growth in maintenance-related products. We have also seen recovery in demand for our bigger-ticket items, such as electronics. As we progressed through the second quarter of 2010, we observed that proportionately more sales growth was coming through our Port Supply wholesale business, particularly in sales to Port Supply customers through our stores. We believe this has been driven by our ongoing efforts to better serve this group, as well as leverage the fixed costs at our stores. We also believe we continued to benefit in all areas of the business from changes in the competitive landscape, including the closure of the Boater’s World chain of stores during the mid-part of last year. While we continue to manage our business conservatively from an operating expense standpoint, we are taking steps to maximize opportunity in demand recovery. Specifically, these actions include:

•	making prudent strategic investments in additional core inventory items to maintain in-stock levels in the event improved sales continue; and

•	hiring additional store Associates to maintain customer service levels while leveraging payroll expense as a percentage of sales.

We believe that the ongoing uncertainty in economic conditions has adversely impacted discretionary consumer spending in an already challenging climate for the boating industry, and we believe that this economic uncertainty could continue to have an impact on our sales revenue, with corresponding risks to our earnings and cash flow in 2010 (see the “Overview” and “Fiscal 2009 Compared with Fiscal 2008 — Segment Revenues” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K). Therefore, we will constrain expense growth and maximize cash flow by:

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

More broadly, in order to better meet the needs of our customers and maximize sales opportunities, we have invested in a strategic project to replace our aging point-of-sale and order management systems. The new platform is intended to enable faster sales checkout, improved product search capability, integrated customer information and order management, and simplified policy application. We anticipate piloting the system during the fourth quarter of 2010, with company-wide implementation shortly thereafter. While we are approaching this project in a measured and methodical manner, the precise timing for company-wide roll-out of the system and the integrity and efficiency of the system are not certain or assured at this time.

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

Forward-Looking Statements

All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives and business strategies, including our ability to improve financial performance through supply chain management, expense controls and real estate optimization and successfully negotiate and enter into a new credit facility, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

West Marine’s operations could be adversely affected if the current economic conditions and/or the decline in spending in the boating industry continue or worsen, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters such as the Gulf oil spill or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in this quarterly report on Form 10-Q and the 2009 Form 10-K, and those risks which may be described from time to time in West Marine’s other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

Based on our operating results for the second quarter ended July 3, 2010, a 15-basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pre-tax income and cash flows by less than $0.1 million over the next year (see Note 5 to the notes to consolidated financial statements in the 2009 Form 10-K).

A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $1.0 million over the next year.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of July 3, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Remediation of Material Weakness identified as of January 2, 2010

As disclosed in Item 9A of our annual report on Form 10-K for the year ended January 2, 2010, we identified a material weakness in our internal control over financial reporting as of January 2, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with preparing the 2009 Form 10-K, we identified a deficiency in our process for accruing estimated freight charges. Specifically, the reconciliation performed by our finance department with respect to this account as of January 2, 2010, did not identify an error in the period-end accrual for this account.

During the first quarter of 2010, management implemented the following changes in our internal control over financial reporting:

•	We reevaluated the account level thresholds that trigger additional analysis.

•	We improved our monitoring control in order to bolster our peer review process of account reconciliations on a periodic basis, including the reconciliation of estimated freight charges.

•	We engaged external accounting resources to assist in our review of reconciliations, including accounts related to freight charges.

•	We provided additional training to all individuals involved with the reconciliation process.

Following our testing during the second quarter of the changes implemented during the first quarter, we have determined that such material weakness was remediated and that our internal control over financial reporting was effective as of July 3, 2010.

Changes in the Second Quarter of 2010

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than refinements to the changes implemented during the first quarter of 2010, as described above, which resulted from testing of the changes.

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

Additionally, U.S. Customs and Border Protection has advised us that it is performing a “focused assessment” of our import practices and procedures for fiscal 2008. In preparing for the focused assessment, we found certain adjustments to duties owed relating to imported goods, and submitted a voluntary prior disclosure to the agency identifying certain underpayments, and remitting payment of duties not paid as a result of these adjustments. We are cooperating and working closely with the agency as the focused assessment progresses. We will be implementing improvements in processes and procedures in areas where underpayments were found and will be reviewing these remedial measures with the agency. At this time, we do not believe that any deficiencies in processes or controls, or unanticipated costs or unpaid duties associated with this matter will have a material adverse effect on us or our results of operations.

ITEM 1A – RISK FACTORS

We have included in Part I, Item 1A of our 2009 Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” These risk factors have not materially changed, other than as set forth below. Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock. We updated our Risk Factors in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, and the following Risk Factor supersedes and replaces that Risk Factor in its entirely.

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

In particular, the oil platform explosion in the Gulf of Mexico in April 2010 and resulting underwater leaks have caused an oil spill that have had and may continue to have a substantial adverse impact on boating usage in the area. Efforts to remediate the oil spill have to a certain degree offset the reduced recreational and commercial boating usage that resulted from the oil spill. However, boating activity relating to remediation efforts may lessen while the effects of the oil spill may continue to adversely impact recreational and commercial boating usage, which may adversely affect our results of operations by reducing demand for our marine products because of reduced boating activity in the area.

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

Date: August 9, 2010	WEST MARINE, INC.

	By:	/s/ Geoffrey A. Eisenberg
Geoffrey A. Eisenberg
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer