Form 10-Q
period 2010-10-02
WEST MARINE INC
filed 2010-11-08
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

At October 29, 2010, the number of shares outstanding of the registrant’s common stock was 22,570,305.

		Page No.
PART 1 – Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of October 2, 2010, January 2, 2010 and October 3, 2009	3

	Condensed Consolidated Statements of Income for the 13 weeks ended October 2, 2010 and October 3, 2009 and the 39 weeks ended October 2, 2010 and October 3, 2009	4

	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended October 2, 2010 and October 3, 2009	5

	Notes to Condensed Consolidated Financial Statements	6

	Report of Independent Registered Public Accounting Firm	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	[Removed and Reserved]	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

PART I – FINANCIAL INFORMATION

ITEM  1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 2, 2010, JANUARY 2, 2010 AND OCTOBER 3, 2009

(Unaudited and in thousands, except share data)

	October 2, 2010	January 2, 2010	October 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$37,503	$10,279	$22,288
Trade receivables, net	6,638	5,566	6,851
Merchandise inventories	208,938	196,631	199,739
Deferred income taxes	1,299	1,299	—
Other current assets	17,015	19,805	15,945

Total current assets	271,393	233,580	244,823
Property and equipment, net	54,665	56,278	56,161
Intangibles, net	87	116	125
Other assets	3,285	2,263	3,075

TOTAL ASSETS	$329,430	$292,237	$304,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,930	$32,591	$31,803
Accrued expenses and other	42,613	43,369	45,789

Total current liabilities	75,543	75,960	77,592
Deferred rent and other	13,287	11,933	10,307

Total liabilities	88,830	87,893	87,899

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 22,600,410 shares issued and 22,569,520 shares outstanding at October 2, 2010; 22,376,873 shares issued and 22,345,983 shares outstanding at January 2, 2010; and 22,284,652 shares issued and 22,253,762 shares outstanding at October 3, 2009	23	22	22
Treasury stock	(385)	(385)	(385)
Additional paid-in capital	180,835	177,459	176,357
Accumulated other comprehensive loss	(638)	(506)	(269)
Retained earnings	60,765	27,754	40,560

Total stockholders’ equity	240,600	204,344	216,285

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,430	$292,237	$304,184

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE 13 WEEKS AND 39 WEEKS ENDED OCTOBER 2, 2010 AND OCTOBER 3, 2009

(Unaudited and in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net revenues	$172,544	$168,154	$515,493	$484,490
Cost of goods sold	122,970	120,703	358,395	342,035

Gross profit	49,574	47,451	157,098	142,455
Selling, general and administrative expense	41,817	38,618	122,553	116,031
Store closures and other restructuring costs	(30)	(219)	(215)	(168)
Impairment of long-lived assets	—	—	180	—

Income from operations	7,787	9,052	34,580	26,592
Interest expense	153	87	414	720

Income before income taxes	7,634	8,965	34,166	25,872
Provision for income taxes	208	492	1,154	689

Net income	$7,426	$8,473	$33,012	$25,183

Net income per share:
Basic	$0.33	$0.38	$1.47	$1.14
Diluted	$0.32	$0.38	$1.44	$1.13
Weighted average common and common equivalent shares outstanding:
Basic	22,539	22,242	22,455	22,182
Diluted	23,064	22,472	22,981	22,283

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE 39 WEEKS ENDED OCTOBER 2, 2010 AND OCTOBER 3, 2009

(Unaudited and in thousands)

	39 Weeks Ended
	October 2, 2010	October 3, 2009
OPERATING ACTIVITIES:
Net income	$33,012	$25,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,477	12,862
Impairment of long-lived assets	180	—
Share-based compensation	1,886	1,814
Tax benefit from equity issuance	257	—
Excess tax deficiency from share-based compensation	(257)	—
Deferred income taxes	—	(595)
Provision for doubtful accounts	122	288
Lower of cost or market inventory adjustments	2,585	2,885
Loss on asset disposals	158	143
Changes in assets and liabilities:
Trade receivables	(1,194)	(1,315)
Merchandise inventories	(14,891)	19,977
Other current assets	2,790	424
Other assets	(306)	(996)
Accounts payable	227	5,455
Accrued expenses and other	(756)	3,533
Deferred items and other non-current liabilities	1,354	1,379

Net cash provided by operating activities	36,644	71,037

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	68	22
Purchases of property and equipment	(9,987)	(9,659)

Net cash used in investing activities	(9,919)	(9,637)

FINANCING ACTIVITIES:
Borrowings on line of credit	45,780	35,238
Repayments on line of credit	(45,780)	(82,238)
Payment of loan costs	(980)	—
Proceeds from exercise of stock options	926	201
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	308	345
Excess tax benefit from share-based compensation	257	—
Treasury shares acquired	—	(19)

Net cash provided by (used in) financing activities	511	(46,473)

Effect of exchange rate changes on cash	(12)	(112)
NET INCREASE IN CASH	27,224	14,815
CASH AT BEGINNING OF PERIOD	10,279	7,473

CASH AT END OF PERIOD	$37,503	$22,288

Other cash flow information:
Cash paid for interest	$315	$740
Cash paid (refunded) for income taxes	(2,397)	440
Non-cash investing activities
Property and equipment additions in accounts payable	407	128

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-Nine Weeks Ended October 2, 2010 and October 3, 2009

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at October 2, 2010 and October 3, 2009, and the interim results of operations for the 13-week and 39-week periods and cash flows for the 39-week periods then ended, have been included.

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

Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 2, 2010. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 39-week period ended October 2, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 1, 2011. Historically, the Company’s revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of our retail markets.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of January 2, 2010, $8.0 million of the Company’s cash equivalents consisted of a money market deposit account and certificates of deposits and are classified within Level 1 because they are valued using quoted market prices. As of October 2, 2010, $36.0 million of the Company’s cash equivalents consisted of a money market deposit account and is classified within Level 1 because it is valued using quoted market prices.

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

The Company’s effective income tax rate for the 13-week period ended October 2, 2010 was 2.7%, which resulted in expense of $0.2 million, while the effective tax rate for the 13-week period ended October 3, 2009 was 5.5%, which resulted in expense of $0.5 million. For the 39-week period ended October 2, 2010, the Company’s effective income tax rate was 3.4%, resulting in expense of $1.2 million, while the effective tax rate for the 39-week period ended October 3, 2009 was 2.7%, resulting in expense of $0.7 million.

Under GAAP, when the Company’s results demonstrate a pattern of future profitability and reverse the cumulative loss trend that resulted in the Company providing for a valuation allowance against its deferred tax assets, such valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets. The Company considered whether the total mix of facts and circumstances would indicate that its partial valuation allowance should remain in place as of October 2, 2010. Given that the Company had a cumulative loss for the 12 fiscal quarters immediately preceding October 2, 2010 and a cumulative loss is a significant piece of negative evidence that is difficult to overcome, the Company concluded that, while evidence related to current and future financial performance is improving, there remains sufficient economic uncertainty that it would be premature to assert that it is more likely than not that the Company will be able to utilize all net deferred tax assets and release some or all of the partial valuation allowance. Each quarter, the Company will assess the total weight of positive and negative evidence in accordance with GAAP and evaluate whether release of all or any portion of the remaining valuation allowance is appropriate.

NOTE 3: SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense of $0.6 million for the 13-week period ended October 2, 2010 and $0.6 million for the 13-week period ended October 3, 2009, primarily impacting selling, general and administrative expense. Share-based compensation expense was $1.9 million for the 39-week period ended October 2, 2010 and $1.8 million for the 39-week period ended October 3, 2009. The tax benefit associated with share-based compensation expense for the 13-week period ended October 2, 2010 was $0.1 million, which was recognized as excess tax benefits in additional paid-in capital. The tax benefit associated with share-based compensation expense for the 39-week period ended October 2, 2010 was $0.3 million, which also was recognized as excess tax benefits in additional paid-in capital. The tax benefit associated with share-based compensation expense for the 13 and 39-week periods ended October 3, 2009 was not significant.

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

Revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct Sales segment, the Company promotes and sells products internationally through both its websites and call center. The Company operates primarily in the United States with foreign revenues representing less than 5% of total net revenues during each of the 13-week and 39-week periods ended October 2, 2010 and October 3, 2009, and foreign long-lived assets representing less than 2% of long-lived assets at each of these dates.

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

Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net revenues:
Stores	$157,429	$151,431	$466,449	$434,407
Direct Sales	8,408	9,175	26,375	26,842
Port Supply	6,707	7,548	22,669	23,241

Consolidated net revenues	$172,544	$168,154	$515,493	$484,490

Contribution:
Stores	$24,959	$21,971	$79,223	$64,355
Direct Sales	1,430	1,837	5,363	5,769
Port Supply	(1,044)	(437)	(1,691)	(808)

Consolidated contribution	$25,345	$23,371	$82,895	$69,316

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$25,345	$23,371	$82,895	$69,316
Less:
Indirect costs of goods sold not included in consolidated contribution	(8,309)	(7,768)	(21,818)	(19,165)
General and administrative expense	(9,249)	(6,551)	(26,497)	(23,559)
Interest expense	(153)	(87)	(414)	(720)
Benefit (provision) for income taxes	(208)	(492)	(1,154)	(689)

Net income	$7,426	$8,473	$33,012	$25,183

	13 Weeks Ended		39 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Assets:
Stores			$34,815	$33,271
Port Supply			5,669	5,894
Direct Sales			376	650
Unallocated			288,570	264,369

Total assets			$329,430	$304,184

Capital expenditures:
Stores	$2,299	$2,030	$6,947	$7,593
Port Supply	—	—	—	26
Direct Sales	—	—	—	—
Unallocated	1,115	1,228	3,040	2,040

Total capital expenditures	$3,414	$3,258	$9,987	$9,659

Depreciation and amortization:
Stores	$2,355	$2,691	$7,313	$7,794
Port Supply	21	41	82	152
Direct Sales	61	78	195	254
Unallocated	1,282	1,689	3,887	4,662

Total depreciation and amortization	$3,719	$4,499	$11,477	$12,862

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

In addition, the Company is subject to various routine and non-routine reviews, audits and investigations by various federal and state governmental regulators, including customs, environmental and tax authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes, penalties, interest or the revision and recoupment of past payments made based on audit findings. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company believes it has adequately provided for obligations that would result from these legal and sales and use tax proceedings where it is probable it will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome. The Company is currently under audit for sales taxes in several jurisdictions. The tax periods open to examination by the major taxing jurisdictions for sales and use taxes are fiscal 2001 through fiscal 2010. The Company has been advised buy the IRS of its intent to open a limited scope audit for the year 2003, based upon their review of the Company’s 2008 net operating loss carry-back claims. Based on the facts currently known, management believes that the ultimate resolution of these matters will not have a material effect on the Company’s future financial condition or results of operations. The Company was selected by the U.S. Customs and Border Protection (“CBP”) for a “focused assessment” for fiscal 2008, to review and evaluate the Company’s import practices and procedures in the areas of product classification, valuation and origin. In preparing for the focused assessment, the Company found certain adjustments to duties owed relating to imported goods, submitted a voluntary prior disclosure to CBP identifying certain underpayments, and remitted payment of duties not paid as a result of these adjustments. Following an exit conference with CBP at the end of September 2010, CBP informed the Company that CBP had identified deficiencies in the area of product classification and Australia Free Trade and requested that the Company evaluate any additional duties owed related to these areas. The Company is implementing improvements in processes and procedures in areas where underpayments were found, and will be reviewing these remedial measures with CBP who, in turn, will audit our remedial measures for correctness and effectiveness. At this time, the Company does not believe that any deficiencies in processes or controls, or unanticipated costs or unpaid duties associated with this matter, individually or in aggregate, will have a material adverse effect on the Company or its results of operations.

NOTE 7: STORE CLOSURE AND OTHER RESTRUCTURING COSTS

Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities.

During the 39-week period ended October 2, 2010, the Company reduced reserves by $0.2 million for lease contract termination obligations and other store closure costs due to favorable lease negotiations. Accrued liabilities related to costs associated with restructuring activities outstanding as of October 2, 2010 were $2.6 million.

Costs and obligations (included in “Accrued liabilities” in the Company’s condensed consolidated balance sheets) recorded by the Company in 2010 and 2009 in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Balance, December 29, 2007	$—	$1,988	$1,988
Charges	3,023	7,664	10,687
Payments	(1,954)	(1,652)	(3,606)

Ending balance, January 3, 2009	1,069	8,000	9,069
Reduction in charges	(158)	(1,588)	(1,746)
Payments	(321)	(2,476)	(2,797)

Ending balance, January 2, 2010	590	3,936	4,526
Reduction of charges	(45)	(170)	(215)
Payments	(241)	(1,450)	(1,691)

Ending balance, October 2, 2010	$304	$2,316	$2,620

NOTE 8: NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares vest and outstanding options to purchase common stock were exercised. Options to purchase approximately 2.1 million and 2.2 million shares of common stock that were outstanding for the quarters ended October 2, 2010 and October 3, 2009, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 2.1 million and 2.6 million shares of common stock that were outstanding for the first 39 weeks ended October 2, 2010 and October 3, 2009, respectively, also have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.

The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	October 2, 2010		October 3, 2009
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	22,539	$0.33	22,242	$0.38
Effect of dilutive stock options	525	(0.01)	230	—

Diluted	23,064	$0.32	22,472	$0.38

	39 Weeks Ended
	October 2, 2010		October 3, 2009
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	22,455	$1.47	22,182	$1.14
Effect of dilutive stock options	526	(0.03)	101	(0.1)

Diluted	22,981	$1.44	22,283	$1.13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheet of West Marine, Inc. and subsidiaries as of October 2, 2010, and the related condensed consolidated statements of income for the 13 week periods ended October 2, 2010 and October 3, 2009 and the condensed consolidated statements of income and cash flows for the 39-week periods ended October 2, 2010 and October 3, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Marine, Inc. and subsidiaries as of January 2, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 2, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

San Francisco, California

November 8, 2010

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2010 (the “2009 Form 10-K”). All references to the third quarter and the first nine months of 2010 mean the thirteen-week and thirty-nine week periods ended October 2, 2010,respectively, and all references to the third quarter and the first nine months of 2009 mean the thirteen-week and thirty-nine week periods ended October 3, 2009, respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview

West Marine is the largest boating supply retailer in the world. We have three reportable segments — Stores, Port Supply (wholesale) and Direct Sales (Internet and call center) — all of which sell aftermarket recreational boating supplies directly to our customers. At the end of the third quarter of 2010, we offered our products through 328 company-operated stores in 38 states, Puerto Rico and Canada and two franchised stores located in Turkey, on the Internet and through our call center channel. We also are engaged, through our Port Supply division, in our stores and on the Internet, in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

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

Results of Operations

The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.3	71.8	69.5	70.6

Gross profit	28.7	28.2	30.5	29.4
Selling, general and administrative expense	24.2	22.9	23.8	23.9
Store closures and other restructuring costs	0.0	(0.1)	0.0	0.0
Impairment of long-lived assets	0.0	0.0	0.0	0.0

Income from operations	4.5	5.4	6.7	5.5
Interest expense, net	0.1	0.1	0.1	0.2

Income before income taxes	4.4	5.3	6.6	5.3
Income taxes	0.1	0.3	0.2	0.1

Net income	4.3%	5.0%	6.4%	5.2%

Thirteen Weeks Ended October 2, 2010 Compared to Thirteen Weeks Ended October 3, 2009

Net revenues for the third quarter of 2010 were $172.5 million, an increase of $4.4 million, or 2.6%, compared to net revenues of $168.2 million in the third quarter of 2009, primarily due to a $5.2 million increase in comparable store sales and $9.2 million in sales attributable to stores opened in 2009 and the first nine months of 2010, offset by the impact of stores closed during the same periods, which effectively reduced net revenues by $8.3 million. The majority of these closures occurred in connection with our ongoing real estate optimization program to evolve to fewer, larger stores. Another driver of the sales growth was gains in sales to wholesale customers through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers, as we leverage fixed costs at our stores. The increase in net revenues was across most merchandise categories and sales benefited from our expanded assortments in clothing. We experienced favorable weather conditions in the Northeast during the third quarter; however, we believe there was a general softening in the boating equipment market after the Fourth of July. There did not appear to be any significant sales impact during the third quarter related to the changes in the competitive landscape as we were past the year-over-year positive sales impact of the Boater’s World closure. Also, there did not appear to be any significant sales impact for the third quarter related to the oil spill in the Gulf of Mexico, which was capped midway through the quarter. We had 328 company-operated stores and two franchised stores in Turkey open at the end of the third quarter of 2010 compared to 337 company-operated stores and two franchise stores in Turkey at the end of the third quarter of 2009.

Net revenues attributable to our Stores segment increased $6.0 million to $157.4 million in the third quarter of 2010, a 4.0% increase compared to the third quarter of 2009. Wholesale (Port Supply) net revenues through our distribution centers decreased $0.8 million, or 11.1%, to $6.7 million in the third quarter of 2010 compared to 2009, primarily due to a shift in sales to Port Supply customers through the Stores segment. Net revenues in our Direct Sales segment decreased $0.8 million, or 8.4%, to $8.4 million in the third quarter of 2010 compared to 2009. The decrease was driven by reduced sales through the Internet channel following the launch of our updated website at westmarine.com in the second quarter of 2010. The transition to the updated site has negatively affected sales; however, we believe this decline is temporary, and we began to see a rebound in the sales performance of this segment late in the third quarter.

Gross profit increased by $2.1 million, or 4.5%, to $49.6 million in the third quarter of 2010, compared to $47.5 million for the same period last year. Gross profit increased as a percentage of net revenues to 28.7% in the third quarter of 2010, compared to 28.2% for the same period last year, primarily due to a 0.9% improvement in raw product margin driven by less promotional and clearance activity. Additionally, we leveraged our relatively fixed occupancy expenses by 0.2% off of increased revenues. These improvements were partially offset by 0.3% in higher inventory shrinkage versus the same period last year and 0.3% resulting from higher unit buying and distribution costs.

Selling, general and administrative expense increased by $3.2 million, or 8.3%, to $41.8 million in the third quarter of 2010, compared to $38.6 million for the same period last year. Selling, general and administrative expense increased as a percentage of net revenues to 24.2% in the third quarter of 2010, compared to 22.9% for the same period last year. The increase in selling, general and administrative expense primarily was due to a $1.4 million increase in variable selling expenses and store payroll to support longer operating hours and increased staffing during our peak season, an unfavorable comparison to last year because we received an insurance reimbursement of $0.8 million relating to costs associated with the SEC investigation that closed last year, a $0.7 million increase in support expense as we invest in information technology, and a $0.5 million unfavorable foreign currency translation impact.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax rate for the third quarter of 2010 was 2.7% compared with an effective tax rate of 5.5% for the same period last year. Income taxes in both years reflect the impact of having a partial valuation allowance in place against our deferred tax assets.

Net income for the third quarter of 2010 was $7.4 million compared to net income of $8.5 million in the third quarter of 2009. As outlined above, the decrease was primarily attributable to higher selling, general and administrative expense, partially offset by increased revenues and corresponding gross profit.

Thirty-nine Weeks Ended October 2, 2010 Compared to Thirty-nine Weeks Ended October 3, 2009

Net revenues for the first 39 weeks of 2010 were $515.5 million, an increase of $31.0 million, or 6.4%, compared to net revenues of $484.5 million in the first 39 weeks of 2009. Net revenues attributable to our Stores division increased $32.0 million to $466.4 million in the first 39 weeks of 2010, a 7.4% increase compared to the first 39 weeks of 2009, primarily due to a $29.4 million, or 7.2%, increase in comparable store sales and $24.1 million in sales attributable to stores opened in 2009 and the first nine months of 2010. The impact of stores closed during the first nine months of 2010 and fiscal year 2009 effectively reduced net revenues by $21.0 million in the first nine months of 2010. The majority of these closures occurred in connection with our ongoing real estate optimization program. The increase in net revenues was across most merchandise categories and, in particular, we continued to experience increased sales for electronics and maintenance-related products. We also experienced favorable weather conditions in several markets during the first three quarters of 2010.

Wholesale (Port Supply) net revenues through our distribution centers decreased $0.6 million, or 2.5%, to $22.7 million in the first 39 weeks of 2010 compared to 2009, provided, however, that sales increased to this customer group through our Stores segment. We believe the shift from Port Supply to Stores was driven by our ongoing efforts to better serve this group of customers through our store locations. Net revenues in our Direct Sales division decreased $0.5 million, or 1.7%, to $26.4 million in the first 39 weeks of 2010 compared to 2009. We began to see the decrease in this segment following the launch of our updated website at westmarine.com in the second quarter of 2010. The transition to the updated site has negatively affected sales; however, we believe this decline is temporary, and we began to see a rebound in the sales performance of this segment late in the third quarter.

Gross profit increased by $14.6 million, or 10.3%, to $157.1 million in the first 39 weeks of 2010, compared to $142.5 million for the same period last year. Gross profit increased as a percentage of net revenues to 30.5 % in the first 39 weeks of 2010, compared to 29.4% for the same period last year, primarily due to a 0.4% improvement in raw product margin driven by less promotional activity. Additionally, we leveraged our relatively fixed occupancy expenses by 0.4% off of increased revenues, we experienced a 0.2% improvement resulting from lower unit buying and distribution costs, and we reduced inventory shrinkage of 0.1%.

Selling, general and administrative expense increased by $6.5 million, or 5.6%, to $122.6 million in the first 39 weeks of 2010, compared to $116.0 million for the same period last year. However, selling, general and administrative expense decreased as a percentage of net revenues to 23.8% in the first 39 weeks of 2010, compared to 23.9% for the same period last year. The increase in selling, general and administrative expense was driven by a $4.2 million increase in store payroll and other variable selling expenses, $1.3 million from year–over-year unfavorable foreign currency translation impact, $1.2 million in expenses related to West Marine University, our national sales meeting held every other year, and an unfavorable comparison to last year because we received an insurance reimbursements of $1.0 million relating to costs associated with the SEC investigation that closed last year. These increases were partly offset by $1.2 million of lower advertising expense as compared to last year. Selling, general and administrative expense decreased as a percentage of net revenues driven by the relatively fixed nature of support expenses combined with increased net revenues.

Our effective income tax rate for the first 39 weeks of 2010 was 3.4%, as compared to an effective tax rate of 2.7% for the same period last year. Income taxes in both years reflect the impact of having a partial valuation allowance in place against our deferred tax assets.

Net income for the first 39 weeks of 2010 was $33.0 million compared to net income of $25.2 million in the first 39 weeks of 2009. As outlined above, the improvement primarily was attributable to increased revenues and corresponding gross profit, partially offset by higher selling, general and administrative expense.

Liquidity and Capital Resources

We ended the third quarter of 2010 with $37.5 million of cash, an increase from $22.3 million at the end of the third quarter of 2009. Working capital, the excess of current assets over current liabilities, increased to $195.9 million at the end of the third quarter, compared with $167.2 million for the same period last year. The increase in working capital primarily was attributable to higher inventory and lower accrued expenses versus the same period last year. The higher inventory was driven by our strategy to bring in additional inventory earlier in the season this year to help ensure in-stock position and to help fulfill customer needs and maximize sales during the main boating season. The year-over-year decrease in accrued expenses was related to the favorable settlement of previously-accrued charges relating to fiscal 2008 store closures and restructuring.

Operating Activities

During the first nine months of 2010, net cash generated by operating activities was $36.6 million, compared to $71.0 million of cash generated during the same period last year. Net cash provided by operating activities decreased year-over-year by $34.4 million and primarily was driven by higher inventory purchases during the first half of the year compared to the same period last year, as well as lower accrued expenses.

Investing Activities

We spent $9.9 million on capital expenditures during the first nine months of 2010, a $0.3 million increase from the prior year period. During the first nine months of 2010, we opened five large-format, two standard-format and one flagship store compared to eight stores, including two flagship stores, during the first nine months of 2009. During the remaining three months of 2010, we expect a moderate increase in capital expenditures compared to the first nine months of the year. Our capital expenditures mainly will be for store development activities and information technology enhancements.

Financing Arrangements

Net cash provided by financing activities was $0.5 million for the first nine months of 2010, primarily driven by proceeds from the exercise of stock options.

On August 23, 2010, we entered into a four year amended and restated loan and security agreement pursuant to which we will have up to $140.0 million in borrowing capacity. At our option and subject to certain conditions precedent set forth in the loan agreement, we may increase our borrowing capacity up to an additional $25.0 million during the term. The amount available to be borrowed is based on a percentage of certain of our inventory (excluding capitalized indirect costs) and accounts receivable. This loan agreement amends and supersedes our previous loan and security agreement that would have expired at the end of this year.

The revolving credit facility is guaranteed by West Marine, Inc. and West Marine Canada Corp. (an indirect subsidiary of West Marine, Inc.) and secured by a security interest in all of our accounts receivable and inventory, certain other related assets, and all proceeds thereof. The revolving credit facility is available for general working capital and general corporate purposes.

At our election, borrowings under the revolving credit facility will bear interest at one of the following options: (1) the prime rate, which is defined in the loan agreement as the highest of (a) the federal funds rate, as in effect from time to time, plus one-half of one percent, (b) the LIBOR rate for a one-month interest period plus one percent, or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”; or (2) the LIBOR rate quoted by the British Bankers Association for the applicable interest period. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility, and the margin range is between 1.50% and 2.00% for option (1) and between 2.50% and 3.00% for option (2). The loan agreement also imposes a commitment fee on the unused portion of the revolving credit facility available. For the third quarter of 2010 and 2009, the weighted-average interest rate on all of our outstanding borrowings was 3.1% and 1.5%, respectively.

Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base.

In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. These events of default include, after the expiration of any applicable grace periods, payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults (other than under the loan agreement), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, change of control and other customary defaults. A default under our loan agreement also could significantly and adversely affect our ability to obtain additional or alternative financing. As of October 2, 2010, we were in compliance with the covenants under our loan agreement.

At October 2, 2010 and October 3, 2009, there were no amounts outstanding under our credit facilities, and we had $99.1 million and $91.9 million, respectively, available to be borrowed. At October 2, 2010 and October 3, 2009, we had $5.5 million and $7.2 million, respectively, of outstanding commercial and stand-by letters of credit.

Our borrowing base at October 2, 2010 and October 3, 2009 consisted of the following (in millions):

	October 2, 2010	October 3, 2009
Accounts receivable availability	$6.3	$6.0
Inventory availability	115.3	105.8
Less: reserves	(5.4)	(4.7)
Less: minimum availability	(11.6)	(8.0)

Total borrowing base	$104.6	$99.1

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$—	$—
Outstanding letters of credit	5.5	7.2

Total obligations	$5.5	$7.2

Accordingly, our availability as of October 2, 2010 and October 3, 2009, respectively, was (in millions):

Total borrowing base	$104.6	$99.1
Less: obligations	(5.5)	(7.2)

Total availability	$99.1	$91.9

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

Business Trends

Our research and experience indicates that the U.S. boating industry experienced a down cycle in 2009, as evidenced by lower sales in each of our business segments compared to 2008, lower new and used boat sales, and declines in boat registrations in key states. Early in 2010, we began to see signs that customers were preparing their boats for usage this year as sales increased during the first quarter of 2010, led by growth in maintenance-related products. We also saw recovery in demand for our bigger-ticket items, such as electronics. As we progressed through the second and third quarters of 2010, we observed that proportionately more sales growth was coming from our Port Supply wholesale business, particularly in sales to Port Supply customers through our stores. We believe this has been driven by our ongoing efforts to better serve this group, as well as leverage the fixed costs at our stores. We experienced favorable weather conditions in the Northeast during the third quarter; however, we believe there was a general softening in the boating equipment market after the Fourth of July. From a competitive perspective, we also believe we benefitted during the first half of the year from the closure of the Boater’s World chain of stores during the mid-part of last year; however, there did not appear to be any corresponding sales impact during the third quarter. While we continue to manage our business conservatively from an operating expense standpoint, we are taking steps to remain flexible and to maximize sales in the face of varying marketplace demand. Specifically, these actions include:

•	making prudent strategic investments in additional core inventory items to maintain in-stock levels in the event improved sales continue; and

•	hiring additional store Associates to maintain customer service levels while leveraging payroll expense as a percentage of sales.

Although we believe we have seen some recent recovery in customer boat usage and demand for bigger ticket items, we believe that the ongoing uncertainty in economic conditions has had, and will continue to have, an adverse impact on discretionary consumer spending in an already challenging climate for the boating industry, and we believe that economic uncertainty could continue to have an impact on our sales, with corresponding risks to our earnings and cash flow (see the “Overview” and “Fiscal 2009 Compared with Fiscal 2008 — Segment Revenues” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K). Therefore, we will constrain expense growth and maximize cash flow by:

•	controlling our operating expenses through variable expense management, as well as reengineering and streamlining business processes;

•	continuing to improve the quality of our inventory by tightly controlling overstocked or discontinued goods;

•	proceeding with our ongoing real estate optimization program, evolving to having fewer, larger stores with anticipated improved economics;

•	managing the business to the budget established for 2010, which focuses on expense control and emphasizes working capital management;

•	establishing a budget for 2011 that continues to focus on expense control and working capital management; and

•	exploring methods and strategies to drive sales and market presence.

More broadly, in order to better meet the needs of our customers and maximize sales opportunities, we have invested in a strategic project to replace our aging point-of-sale and order management systems. The new platform is intended to enable faster sales checkout, improve product search capability, integrate customer information and order management, and simplify policy application. We now anticipate piloting the system during the first quarter of 2011. While we are approaching this project in a measured and methodical manner, the precise timing for company-wide roll-out of the system and the integrity and efficiency of the system are not certain or assured at this time.

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

Forward-Looking Statements

All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives and business strategies, including our ability to continue to invest in inventory, to maintain in stock levels and improve financial performance; to grow our Port Supply business; to grow sales through our newly launched website; to successfully execute our real estate optimization program; and to develop an expanded merchandise and private label assortment, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

West Marine’s operations could be adversely affected if the current economic conditions and/or the decline in spending in the boating industry continue or worsen, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters such as the Gulf oil spill or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in the quarterly report on Form 10-Q for the quarter ended July 3, 2010 and the 2009 Form 10-K, and those risks which may be described from time to time in West Marine’s other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

Based on our operating results for the third quarter ended October 2, 2010, a 15-basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pre-tax income and cash flows by less than $0.1 million over the next year (see Note 5 to the notes to consolidated financial statements in the 2009 Form 10-K).

A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.9 million over the next year.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of October 2, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, U.S. Customs and Border Protection (“CBP”) performed a “focused assessment” of our import practices and procedures for fiscal 2008. In preparing for the focused assessment, we found certain adjustments to duties owed relating to imported goods, submitted a voluntary prior disclosure to the agency identifying certain underpayments, and remitted payment of duties not paid as a result of these adjustments. Following an exit conference with CBP at the end of September 2010, CBP informed us that CBP had identified deficiencies in the area of product classification and Australia Free Trade and requested that we evaluate any additional duties owed related to these areas. We are implementing improvements in processes and procedures in areas where underpayments were found, and will be reviewing these remedial measures with the agency who, in turn, will audit our remedial measures for correctness and effectiveness. At this time, we do not believe that any deficiencies in processes or controls, or unanticipated costs or unpaid duties associated with this matter, individually or in the aggregate, will have a material adverse effect on us or our results of operations.

ITEM 1A – RISK FACTORS

We have included in Part I, Item 1A of our 2009 Form 10-K and Part II, Item IA of our Form 10-Q for the quarter ended July 3, 2010, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” These risk factors have not materially changed. Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 – [REMOVED AND RESERVED]

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K filed March 13, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Loan and Security Agreement, dated as of August 23, 2010, among West Marine Products, Inc., each of the persons identified as borrowers of the signature pages thereof, each of the persons identified as guarantors on the signature pages thereof, the financial institutions from time to time party thereto as lenders, Wells Fargo Bank, National Association, as Issuing Lender, and Wells Fargo Retail Finance, LLC, as Agent for the lenders (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated August 23, 2010 and filed with the Commission on August 27, 2010).

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2010	WEST MARINE, INC.

	By:	/s/ Geoffrey A. Eisenberg
Geoffrey A. Eisenberg
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer