Form 10-K
period 2011-01-01
WEST MARINE INC
filed 2011-03-14
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22512

WEST MARINE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0355502
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Westridge Drive, Watsonville, CA	95076-4100
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (831) 728-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 2, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $234.7 million based on the closing sale price of $10.43, as reported on the NASDAQ Global Market on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2011
Common stock, $.001 par value per share	22,657,942 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2011	Part II, Item 5 and Part III

WEST MARINE, INC.

2010 FORM 10-K ANNUAL REPORT

i

PRELIMINARY NOTE

This report is for the year ended January 1, 2011. This report modifies and supersedes documents filed prior to this report. The Securities and Exchange Commission (the “SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this report. In addition, information that we file with the SEC in the future automatically will update and supersede information contained in this report.

We undertake no obligation (other than that required by law) to publicly update or revise any disclosures contained in this report, whether as a result of new information, future events or otherwise. Website references throughout this report are for information only, and the content of these websites is not incorporated by reference and should not otherwise be considered a part of this report.

All references to 2010, 2009 and 2008 in this report refer to our fiscal years ended on January 1, 2011, January 2, 2010 and January 3, 2009, respectively. Fiscal year 2008 was a fifty-three week year, while both fiscal years 2010 and 2009 were fifty-two week years.

ii

PART I

ITEM 1—BUSINESS

General

West Marine is the largest boating supply retailer in the world with 2010 net revenues of $622.8 million. Our business strategy is to offer a broad assortment of merchandise for the boat and for the boater that meets the needs of individual boaters and boating businesses, provide great customer experiences, and offer the convenience of multi-channel shopping.

We have three reportable segments: Stores; Port Supply, our wholesale segment; and Direct Sales, which includes Internet and call center transactions. Our Stores segment generated approximately 90% of our 2010 net revenues. Our 327 Company-operated stores open at the end of 2010 are located in 38 states, Puerto Rico and Canada. We sell to both retail and wholesale customers in our Stores segment. Our Port Supply segment is one of the largest wholesale distributors of marine supply and equipment in the United States. Products shipped to Port Supply customers directly from our warehouses represented approximately 4% of our 2010 net revenues. Our Direct Sales segment offers customers around the world more than 60,000 products and accounted for the remaining 6% of our 2010 net revenues. Financial information about our segments appears in Note 10 to our consolidated financial statements, in Item 8 of this report.

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

Stores Segment

Since opening our first store in Palo Alto, California in 1975, we have grown through internal expansion and through strategic acquisitions to 327 Company-operated locations open at the end of 2010. During 2010, we opened ten new stores.

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

At the end of 2010, we had flagship stores in Ft. Lauderdale, Florida, San Diego, California, Brick, New Jersey, Jacksonville, Florida, Newport, Rhode Island and Sarasota, Florida. Our flagship stores, which range from 23,000 to just over 30,000 square feet, offer an expansive array of merchandise—about 16,000 items—as well as interactive displays designed to help customers make informed product selections. These stores offer not only an extensive assortment of core boating hardware and supplies, but also present a broader selection of boating-related lifestyle products, such as apparel. The flagship stores feature unique visual design elements and fixtures with a nautical theme, designed to create an exciting atmosphere that we believe appeal to our customers.

We regularly monitor and take steps to improve individual store performance, including remodeling or expanding stores, relocating stores to more profitable locations and closing lower-performing stores which, along with our flagship store concept, form a part of our real estate optimization strategy. In 2010, we closed 18 stores and remodeled four stores. In 2011, we expect to open one standard-sized store, one large format store and five flagship stores, including our first 50,000 square foot store. We also will close underperforming stores as and when appropriate, although no specific locations have been identified for 2011. In addition, we continue to pursue opportunities to consolidate multi-store markets with larger stores.

Port Supply Segment

Port Supply, our wholesale segment, was created to expand our market share across a broader customer base and to leverage our purchasing and distribution efficiencies. Our extensive store network gives Port Supply an advantage in serving wholesale customers seeking convenience and a larger assortment of products than those carried by typical distributors. We serve the wholesale market through sales representatives, our stores, our call center and the Internet at www.portsupply.com.

In 2010, we distributed marine supplies to domestic and international wholesale customers. Our largest wholesale customer accounted for less than 2% of total Port Supply segment revenues. Port Supply customers include businesses involved in boat sales, boat building, boat commissioning and repair, yacht chartering, marina operations and other boating-related activities. In addition, Port Supply sells to government and industrial customers who use our products for boating and non-boating purposes. We believe that with continued customer focus and breadth of product selection and availability, we will continue to be recognized as the preferred wholesale distributor in the industry.

Direct Sales Segment

Our e-commerce website and virtual call center comprise the Direct Sales, or direct-to-customer, segment. This direct-to-customer channel complements the Stores segment by building brand awareness, acting as an additional marketing vehicle, and providing our customers with the option of shopping from around the globe, 24 hours a day.

Our e-commerce website provides our customers with access to a broad selection of over 60,000 products, unique product advisor tips and technical information, over 350 product videos and customer-submitted product reviews. We believe our website is a cost-effective means of testing market acceptance of new products and concepts.

This segment also provides customers with access to knowledgeable technical advisors who can assist our customers in understanding the various uses and applications of the products we sell. We operate a virtual call center from which our associates assist our customers by taking calls at home or from our support center in Watsonville, California. Our virtual call center supports sales generated through our e-commerce website, catalogs and stores and provides customer service offerings. Fulfillment of customer orders placed on the website or via our virtual call center is completed through our distribution centers, or in certain cases directly from the vendor to the customer.

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

Foreign Sales

We promote and sell our marine products internationally through our Port Supply and Direct Sales segments. Through our Stores segment, we operate ten stores located in Canada. For information about our three franchise stores in Turkey, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments.” For each of 2010, 2009 and 2008, revenues from outside of the United States represented 5% or less of our total net revenues.

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

We purchased merchandise from more than 800 vendors during 2010 and realized savings through quantity purchases and direct shipments. In 2010, no single vendor accounted for more than 11% of our merchandise purchases, and our 20 largest vendors accounted for approximately 43% of our merchandise purchases. Generally, we purchase merchandise from our vendors on an order-by-order basis.

We continued to offer private label merchandise in 2010, which typically features higher gross margins than comparable branded products. Private label products, which we sell under the “West Marine,” “Black Tip,” “Third Reef,” “Pure Oceans,” and “Seafit” brand names, usually are manufactured in Asia, the United States and Europe. We have a limited number of long-term contracts with our manufacturing sources and we compete with other companies for production facilities and import quota capacity.

Logistics

We operate two distribution centers: a 472,000 square foot facility in Rock Hill, South Carolina and a 240,000 square foot facility in Hollister, California. Generally, vendors ship products to our distribution centers, where merchandise is inspected and prepared for shipment to stores or drop-shipped directly to customers in order to fulfill inventory or outstanding customer orders for all of our business segments (Stores, Port Supply, and Direct Sales). Some vendors ship products directly to our stores. We use various third-party domestic and international transportation methods, such as ocean, air and ground, including Company-owned vehicles. Our distribution centers utilize advanced material handling equipment and voice-picking technologies, as well as radio frequency identification tagging, to enable real-time management of inventory.

Marketing

Our overall marketing objectives are to provide to our customers compelling product offerings that are aligned with our mission statement, to drive customer traffic, to acquire new customers, and to increase sales and profit. West Marine is committed to being a leader in sustainability within the industry by promoting “Green Boating” messages to our customers and the media. We position the West Marine brand to stand for better selection, trust, friendly and knowledgeable service, product value and shopping convenience. We market our products and services through direct mail catalogs and flyers, email and advertisements in boating specialty publications, newspapers and on the Internet.

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

We believe our free and paid loyalty programs rank among the largest recreational boating membership programs in the United States.

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

Associates

As of February 26, 2011, we had 3,927 associates, of whom 1,807 were full-time and 2,120 were part-time or temporary. A significant number of temporary associates are hired during the summer peak selling season. For example, West Marine employed 5,014 associates on July 3, 2010.

Available Information

West Marine’s Internet address is www.westmarine.com. We make available, free of charge through the “Investor Relations” portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including the exhibits thereto, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. Interested persons may also access copies of these reports through the SEC’s website, www.sec.gov. We will furnish to our stockholders any exhibit to this annual report upon the written request of such stockholder and the payment of a specified fee, which is limited to our reasonable expenses.

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

The global economic crisis caused a general tightening in credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed-income markets. Continued softness in the U.S. or global economy, or an uncertain economic outlook, could continue to adversely affect consumer spending habits and our operating results in the future. Because consumers often consider boats to be luxury items, our success depends upon a number of factors relating to consumer spending, including current and future economic conditions affecting disposable consumer income, consumer confidence, employment rates, business conditions, fuel prices, interest rates and tax rates. In addition, our business opportunities are directly dependent upon the level of consumer spending on recreational boating supplies, a discretionary spending item. There can be no assurance that the current trends of reduced spending in the boating industry in general and the recreational boating after-market in particular will not continue or that reduced consumer spending, in general, will not continue, thereby adversely affecting our net revenues and profitability.

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

Our expected financial performance is based on our new or expanded stores opening on expected dates. It is possible that events such as construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of God, discovery of contaminants or accidents could delay planned new store openings beyond their expected dates or force us to abandon planned openings altogether. Any failure on our part to recognize or respond to these issues may adversely affect our revenue growth, which, in turn, may adversely affect our future operating results.

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

Pursuant to our growth strategy, sometimes we open stores in new geographic markets. Typically, the first stores opened in a new market initially will not achieve operating results comparable to our existing stores due in large part to factors that generally affect store performance in new markets. These factors include less familiarity with local demographics, customer preferences, discretionary spending patterns, difficulties in attracting customers due to a lack of familiarity with our brand, difficulties in hiring a sufficient number of qualified store associates and other factors. In addition, entry into new markets may bring us into competition with new, unfamiliar competitors. We cannot assure that we will be successful in operating our stores in new markets on a profitable basis.

Higher fuel and energy costs can adversely affect our results.

Because consumers often consider boats, boat accessories, and boating to be luxuries, higher energy and fuel costs could potentially have an adverse affect on our results. Higher fuel prices may have an adverse effect on boating usage and, consequently, demand for marine retail products. Additionally, we may experience increases in operating expenses due to increases in our facilities costs and in the cost of shipping products to our distribution centers and to our customers.

We experience fluctuations in our comparable store sales.

Our comparable store sales have fluctuated significantly in the past on an annual and quarterly basis, and we expect that they will continue to fluctuate in the future. A variety of factors affect comparable store sales including boat usage, boating participation, current economic conditions, competition, the timing and release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors and others may cause our comparable store sales to differ significantly from prior periods and from expectations. Failure to meet the expectations of investors in one or more future periods could reduce the market price of our common stock.

We have undertaken a number of initiatives designed to build our long-term strength. If one or more of these initiatives is unsuccessful, our profitability could be adversely affected.

Over the past few years, we launched a number of initiatives designed to increase sales and lower costs. These initiatives include optimizing our supply chain and inventory levels, closing under-performing stores with corresponding workforce adjustments, tailoring store merchandise assortments for local markets, expanding our wholesale business, investing in Internet business growth and investing in flagship stores. Each of these initiatives carries a certain level of risk, primarily related to increased expenses or reduced sales, which, when combined, could be substantial. If we fail to successfully execute one or more of these strategies, our profitability could be adversely affected.

Our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, natural disasters such as hurricanes or extraordinary amounts of rainfall or man-made disasters occur, especially during the peak boating season in the second and third fiscal quarters.

Our business is highly seasonal. The majority of our revenues occur between the months of April and August, which represent the peak boating months in most of our markets. Our annual results would be materially and adversely affected if our net revenues were to fall below expected seasonal levels during this period. Our business also is significantly affected by weather patterns. Unseasonably cool weather, prolonged winter conditions, extraordinary amounts of rainfall or natural or man-made disasters may decrease boating use in the peak season, resulting in lower maintenance needs and, therefore, decreased revenues.

Intense competition in the boating supplies, apparel, and outdoor recreation markets could reduce our revenue and profitability.

The retail market for recreational boating supplies and apparel is highly competitive. Our stores compete with other specialty marine supply stores. Many of these competitors have stores in the markets in which we now operate and in which we plan to expand. We also compete, to a lesser extent, with sporting goods stores and mass merchants. Our Internet and call center operations compete with other Internet and catalog retailers. We also have a number of competitors in the wholesale distribution of marine products. In addition, a key competitive factor in the marine supplies market is price. Competitive pressures resulting from competitors’ pricing policies have adversely affected our gross margins, and such pressures are expected to continue. In addition, if our competitors increase their spending on advertising and promotions relative to our spending, or if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our results of operations. There can be no assurance that we will not face greater competition from other retailers or that we will be able to compete successfully with existing and new competitors.

If any of our manufacturers, key vendors or third party service providers fail to supply us with merchandise or services, we may not be able to meet the demands of our customers or our business needs and our sales could decline.

We depend on merchandise purchased from our vendors, services provided by third parties, and merchandise sourced from third-party manufacturers to obtain products and services for our sales channels. Generally, we deal with our merchandise suppliers on an order-by-order basis and have limited long-term purchase contracts or other contractual assurances of continued supply or pricing. Accordingly, our vendors and manufacturers could discontinue selling products to us at any time. The loss of any key vendor or manufacturer for any reason could limit our ability to offer products that our customers want to purchase. In addition, we believe many of our vendors obtain their products from China, Taiwan, Korea, Mexico and other countries, and we source products from third-party manufacturers in these countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be within our control or the vendor’s control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions, quotas, quality control and trade issues. Also, there is a risk that certain of our vendors or third party service providers may experience financial difficulty resulting in inability to provide service or manufacture or deliver products or services to us in a timely manner. Additionally, changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms or inability or failure of our service providers to provide required services, could negatively impact our operating results. Our operating results also could suffer if we are unable to promptly replace a vendor, manufacturer or service provider who is unwilling or unable to satisfy our requirements with a vendor, manufacturer or service provider providing equally appealing products or services.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results and financial condition could suffer.

Our future performance is substantially dependent upon the continued services of certain members of our senior management. We do not maintain any key-man life insurance for our senior management, including Geoff Eisenberg, our President and Chief Executive Officer. The loss of the services of any key members of senior management could have a material adverse effect upon us. In addition, our continued growth depends on our ability to attract and retain skilled executives. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified executives in the future or that our current management team can achieve our planned expansion or continue to operate West Marine in a profitable manner.

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

A natural disaster or other disruption at our support center or either of our distribution centers could cause us to lose merchandise or inhibit our ability to process orders and, therefore, make us unable to effectively deliver to our customers and retail stores.

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

Reliance on our information technology systems exposes us to potential risks such as interruptions due to natural disasters, cyber-attacks, unplanned data center and system outages, fraud perpetrated by malicious individuals or other causes. Our information technology systems and processes are hosted in two locations: our support center in Watsonville, California and at a co-location managed by a third-party provider. We intend to increase our reliance on information technology systems in order to improve our business processes and supply chain efficiencies and this includes implementation of new software and hardware. Any unmitigated interruption of our information technology systems may have a negative impact on future financial results.

The implementation of new systems or business process change is frequently disruptive to the underlying business of an enterprise and can be time consuming and expensive. These implementations often require an increase in management responsibilities and could divert management attention. Any disruptions relating from our new processes and systems, or from any problems associated with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could adversely affect our business in a number of respects.

During 2009, we began a technology project to develop a new integrated point of sale and order entry and management system with new associated business processes designed to provide multi-channel and cross-

channel capabilities and functionality. We anticipate launching the system in 2011. The integration of these new processes and technology systems into our business may be disruptive or more costly than we anticipated. Should we be unable to successfully implement the business processes and technology systems enhancements as planned, our financial position and results of operations could be negatively impacted.

Our founder and Chairman, Randolph K. Repass, beneficially owns approximately 32% of our common stock. As a result, his interests may differ from that of our other stockholders.

Randolph K. Repass, the Chairman of our Board of Directors, beneficially owns approximately 32% of our common stock. As a result, Mr. Repass has substantial influence in the election of directors of West Marine and, in general, the outcome of any matter submitted to a vote of our stockholders, including mergers, consolidations or the sale of all or substantially all of our assets. Due to his significant ownership position, Mr. Repass may be able, in concert with others, to prevent or to cause a change in control of West Marine.

We face periodic reviews, audits and investigations by government agencies, and these audits could have adverse findings, which may negatively impact our business.

We are subject to various routine and non-routine reviews, audits and investigations by various federal and state governmental regulators, including environmental, tax and customs agencies. Violation of the laws and regulations governing our operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the suspension or revocation of our licenses, or the revision and recoupment of past payments made based on audit findings. If we become subject to material fines or other payments due and owing, or if other sanctions and/or corrective actions are imposed upon us, our results of operations may be negatively impacted.

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

In 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, which changed the way health care is financed and which extends medical benefits and coverage. Any additional extended coverage and/or any further changes in health care legislation may significantly increase our health care costs, which could have an adverse impact on our results of operations.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We cannot provide assurance that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly-traded companies.

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

Worsening economic and business conditions may adversely impact consumer spending, particularly in discretionary areas, such as boating. Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty. In addition, volatility in fuel and other energy prices and general weakness in housing markets and the economy in general has resulted in decreased discretionary consumer spending. A continuing decline in consumer confidence or the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

Our profitability may be adversely affected if we do not continue to improve our business processes in response to worsening economic conditions.

From time to time we may have to restructure our business to react to worsening economic conditions, a decline in the boating industry (or the softening of our industry) and/or to changing technology, products and markets. If we are not able to continue to improve our business processes, our financial and/or our information technology systems, or if we are not able to restructure our business in response to the deteriorating economic conditions, we may not be able to achieve our financial objectives.

Fluctuations in currency exchange rates may adversely impact our cash flows and earnings.

We operate retail stores located in Canada, and therefore our cash flows and earnings are exposed to currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar. While we may attempt to limit our exposure to exchange rate changes by entering into short-term currency exchange contracts, there is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful. Our currency exchange gains or losses may adversely impact our cash flows and earnings. Additionally, adverse movements in currency exchange rates could result in a reduction in growth of international direct sales, impacting our cash flows and earnings.

Economic and other factors affecting financial institutions and the value of our collateral could affect our access to capital.

In the third quarter of 2010, we entered into a four-year amended and restated loan agreement. The loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, did not change significantly. Borrowings against our credit facility represent our primary source of capital. U.S. and global credit markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, an increasing number of financial institutions have reported significant deterioration in their financial condition. If our lender is unable to perform its obligations under our credit facility, and we are unable to find suitable replacements on acceptable terms, our results of operations, liquidity and cash flows could be adversely affected. In addition, there are various interest rate options available to us under our new credit facility. Depending upon the option selected and prevailing underlying rates, we may have higher or lower borrowing costs than in the past.

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

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our technology systems, as well as those of our service providers, are vulnerable to damage from a variety of sources including network and telecommunication failures, power outages, viruses, malicious human acts and natural disasters. Sustained or repeated system outages that interrupt our ability to process orders and deliver products to our customers and our stores in a timely manner could have a material adverse effect on our results of operations and financial condition.

Improper activities by third parties, advances in computer and software capabilities and encryption technologies, new tools and discoveries, and other new events or developments, may facilitate or result in a compromise or breach of our computer systems. Any such compromises or breaches could cause interruptions in our operations, damage our reputation, subject us to costs, fines or liabilities, and potentially hurt sales, revenues and profits.

The protection of our customer, associate and Company data is critical. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. If we fail to comply with these laws and regulations, we could be subject to legal risks. Additionally, our store and Internet operations are subject to a number of other risks, including reliance on third-party providers, online security breaches and/or credit card fraud. Customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, associate or Company data could attract unwanted media attention, damage our customer relationships and reputation and result in lost sales, fines or lawsuits.

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

We rely on processes, proprietary and commercially available systems as well as software, tools and monitoring to provide information technology security for processing, transmitting and storing confidential customer information, such as customer’s payment cards and personal information. Furthermore, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and legally mandated by payment card industry standards, not by us. Compliance with these continually changing requirements may result in cost increases due to necessary system changes, security changes, administrative processes or technology changes, and such costs could adversely affect our financial position or results of operations.

We face the risk of exposure to product liability claims, product recalls and adverse publicity.

We market and distribute products purchased from third-party suppliers, including products which are marketed and resold under our private label brands. We may inadvertently resell product(s) that contain a defect which may cause property damage or personal injury to our end-user customers, which therefore exposes us to the risk of adverse publicity, product liability claims, and product recalls or other regulatory or enforcement actions, including those initiated by the U.S. Consumer Product Safety Commission, by state regulatory authorities or through private causes of action. We generally seek contractual indemnification and insurance coverage from our suppliers and we carry our own insurance. However, if the insurance coverage is not adequate and/or the contractual indemnification is not provided by or enforceable against the supplier, product liability claims relating to defective and/or recalled products could have a material adverse effect on our ability to successfully market our products and on our business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that our products caused property damage or personal injury could damage our brand identity and our reputation with existing and potential customers and have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and regulations could increase our cost of doing business.

We are subject to a wide variety of laws and regulations in the United States and the other countries and jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices and/or our profitability. Changes in U.S. or foreign law that change our operating requirements with respect to sourcing or reselling products could increase our costs of compliance or make it too expensive for us to offer such products, which could lead to a reduction in revenue. Also, changing regulations and laws governing the Internet and e-commerce transactions (including taxation, user privacy, data protection, pricing and electronic communications) could impede the growth of our Internet business and increase our cost of doing business. In addition, changes in interpretations of laws or regulations, such as a recent California Supreme Court decision holding that zip codes constitute personally identifiable information could adversely impact industry practices related to collecting customer information. Any changes we make as a result of this decision could add significant costs, expose us to litigation, impact our marketing efforts, impede growth of our customer database and limit our customer-service offerings which, in turn, may directly impact one of our key initiatives focused on customer-driven marketing via customer relationship management. Furthermore, changes in federal or state wage requirements (including changes in entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation) could adversely impact our ability to achieve our financial targets.

We are subject to governmental export and import controls that could subject us to liability.

Many of the products sold in our stores are sourced by our vendors and, to a limited extent, by us, in many foreign countries. As a result, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: potential disruptions in supply; changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise; strikes and other events affecting delivery; consumer perceptions of the safety of imported merchandise; product compliance with laws and regulations of the destination country; concerns about human rights, working conditions and other labor rights and conditions in foreign countries where merchandise is produced; compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act; and economic, political or other problems in countries from or through which merchandise is imported. Furthermore, U.S. Customs and Border Protection recently completed its focused assessment related to our import practices during which certain deficiencies were identified. Although we have enhanced policies and procedures to address these deficiencies and to facilitate compliance with laws and regulations relating to doing business in foreign markets and importing merchandise from abroad, there can be no assurance that our associates, contractors, agents, vendors or other third parties with whom we do business will not violate such laws and regulations or our policies, which could adversely affect our operations or operating results.

Changes in accounting standards, interpretations or applications of accounting principles, and subjective assumptions, estimates and judgments by management related to complex accounting matters, could significantly affect our financial results.

GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business including, but not limited to, inventory valuation adjustments, capitalized indirect costs, costs associated with exit activities, impairment of long-lived assets, workers’ compensation reserves, and valuation allowances against our deferred tax assets, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance. Additionally, changes in accounting principles and related accounting pronouncements, their interpretation and/or their application to our financial statements, particularly in light of the ongoing convergence of GAAP and International Financial Reporting Standards, could result in material charges to our financial statements.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our executive offices and support center are located in a 106,000 square foot facility in Watsonville, California, which we occupy under a lease that expires in 2016. We operate a 240,000 square foot distribution center located in Hollister, California, under a lease that expired on February 3, 2011. We entered into a new lease in January 2011, and that lease commenced on February 4, 2011, and expires in 2021. For additional information regarding these leases, see Note 11 of the Notes to our consolidated financial statements in Part II, Item 8 of this Form 10-K, which information is incorporated by reference. We also operate a 472,000 square foot distribution center located in Rock Hill, South Carolina, under a lease that expires in 2017.

At January 1, 2011, our 327 stores comprised an aggregate of approximately 2.7 million square feet of space. Nearly all of our stores are leased, typically for a five-year or 10-year initial term, with options to renew for at least one five-year period. In some leases, we pay a fixed rent, in others we have a period of fixed rent and then a rent change that is either fixed or determined by a consumer price index calculation. Substantially all of our leases require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses and common area maintenance.

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

Additionally, U.S. Customs and Border Protection (“CBP”) performed a “focused assessment” of our import practices and procedures for fiscal 2008. In preparing for the focused assessment, we found certain adjustments to duties owed relating to imported goods, submitted a voluntary prior disclosure relating to import trade activity covering fiscal years 2005 through 2009 to the agency identifying certain underpayments, and the Company has reflected in its consolidated financial statements the duties not paid as a result of these adjustments. Following an exit conference with CBP at the end of September 2010, CBP informed us that CBP had identified deficiencies in the area of product classification and Australia Free Trade and requested that we evaluate any additional duties owed related to these areas. During 2010, we implemented improvements in processes and procedures in areas where underpayments were found, and we recorded an accrual for such underpayment which amount was not material to our financial statements. Currently, CBP is auditing our remedial measures for correctness and effectiveness and we are awaiting final determination as to whether the additional amounts we accrued for duties, fees and interest are acceptable to CBP. At this time, we do not believe that any deficiencies in processes or controls, or unanticipated costs or unpaid duties associated with this matter, individually or in the aggregate, will have a material adverse effect on us or our results of operations.

ITEM 4—[REMOVED AND RESERVED]

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market (effective January 3, 2011) under the symbol “WMAR”. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported by the NASDAQ Stock Market.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
High	$11.70	$13.05	$11.48	$11.05
Low	$8.16	$9.44	$8.42	$8.99
2009
High	$5.75	$6.25	$9.50	$8.20
Low	$3.80	$4.95	$5.48	$6.88

As of March 9, 2011, there were approximately 6,813 holders of record of our common stock, and the last sale price reported on the NASDAQ Global Select Market was $10.34 per share. We have not paid any cash dividends on our common stock, and we do not anticipate doing so in the foreseeable future.

The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of stockholders.

The following graph compares the five-year cumulative total stockholder return on West Marine common stock with the five-year cumulative total return of (i) the NASDAQ Market Index and (ii) peer companies in the Morningstar Industry Group—Specialty Retail index and (iii) peer companies in the Hemscott Industry Group 745—Specialty Retail, Other index. We have been advised that Morningstar will be discontinuing the production of the Hemscott Industry Group 745—Specialty Retail, Other index this year. The graph showing the Morningstar Industry Group—Specialty Retail and Hemscott Industry Group 745—Specialty Retail, Other was compiled and prepared for West Marine by Morningstar. These indices presented below consist of 214 and 83 specialty retailers, respectively. There are 69 companies which are included in both indices, and West Marine is included in both.

	01/01/2006	12/30/2006	12/29/2007	01/03/2009	01/02/2010	01/01/2011
West Marine, Inc.	$100.00	$123.53	$64.52	$32.62	$57.65	$75.68
Specialty Retail	100.00	94.56	100.25	59.54	96.06	117.10
Specialty Retail, Other	100.00	119.39	95.65	91.53	146.37	161.75
NASDAQ Market Index	100.00	110.25	122.90	75.66	106.22	125.36

The performance graph set forth above will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that we specifically incorporate it by reference, and will not otherwise be deemed to be soliciting material or to be filed under such Acts.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated balance sheet data for 2010 and 2009 and consolidated statement of operations data for 2010, 2009 and 2008 have been derived from our consolidated financial statements for the fiscal years appearing elsewhere in this report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and notes thereto in Item 8.

(in thousands, except per share and operating data)	2010	2009	2008		2007		2006
Consolidated Statement of Operations Information:
Net revenues	$622,802	$588,416	$631,258		$679,561		$716,644
Income (loss) from operations	14,884	10,345	(22,932	)(1)	(51,107	)(3)	(4,356	)(4)
Income (loss) before income taxes	14,247	9,539	(25,270	)(1)	(55,069	)(3)	(10,762	)(4)
Net income (loss)	13,227	12,376	(38,800	)(1)(2)	(49,976	)(3)	(7,624	)(4)
Net income (loss) per share:
Basic	$0.59	$0.56	$(1.76	)(1)(2)	$(2.30	)(3)	$(0.36	)(4)
Diluted	0.57	0.55	(1.76	)(1)(2)	(2.30	)(3)	(0.36	)(4)
Consolidated Balance Sheet Information:
Working capital	$176,616	$157,620	$183,223		$207,722		$213,674
Total assets	308,886	292,237	314,592		368,318		430,129
Long-term debt, net of current portion	—	—	47,000		52,338		69,027
Operating Data:
Stores open at year-end	327	335	344		372		377
Comparable stores net sales (decrease) increase	6.3%	(3.6)%	(6.8)%		(1.9)%		2.4%

(1)	Includes the following items on a pre-tax basis: a $10.7 million pre-tax charge for store closures and other restructuring costs (see Note 3 to our consolidated financial statements for further discussion); a $2.9 million pre-tax charge for impairment of long-lived assets; and $2.2 million of costs related to the previously-settled SEC investigation.

(2)	Includes the impact of a $23.2 million non-cash charge, to provide a full valuation allowance against all net deferred tax assets, including 2008 additions to deferred tax assets.

(3)	Includes the following items on a pre-tax basis: a $56.9 million non-cash charge for impairment of goodwill (see Note 1 to our consolidated financial statements for further discussion); $2.7 million of costs related to the now-settled SEC investigation; $1.3 million of termination severance payments to our former chief executive officer; a $1.3 million non-cash charge for impairment of long-lived assets; and a $0.6 million pre-tax charge for store closure and other restructuring costs.

(4)	Includes a $10.9 million pre-tax charge for store closures and other restructuring costs (see Note 3 to our consolidated financial statements for further discussion), and a $4.6 million pre-tax charge for impairment of long-lived assets.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and supplementary data in Item 8.

Forward-Looking Statements

The statements in this Form 10-K that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to our future plans, expectations, objectives, performance and similar projections, such as statements regarding our earnings and growth in profitability and expectations relating to our ability to continue to manage our expenses and execute on our strategies in a continued soft boating equipment market, as well as facts and assumptions underlying these statements or projections. These forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that actual results will not differ materially from these expectations. These risks, uncertainties and other factors are discussed under risk factors in Item 1A of this report.

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

Overview

We are the largest boating supply retailer in the world with 2010 net revenues of $622.8 million and net income of $13.2 million. Our business strategy is to offer a broad assortment of merchandise for the boat and for the boater that meets the needs of individual boaters and boating businesses, provides great customer experiences and offers the convenience of multi-channel shopping.

A few of the new or continuing key strategies we are implementing or building upon during 2011 include:

•

Expanding our merchandise selection, including adding product assortment throughout all of our wide range of merchandise categories and accelerating development of West Marine private-label brands across a number of categories.

•	Continuing to focus on our real estate optimization program pursuant to which we are evolving toward having fewer but larger stores.

•

Growing our Port Supply wholesale business by continuing to leverage our store network as a complement to delivering goods out of our distribution centers, with an emphasis on treating our larger stores in certain markets as mini-distribution centers that offer assortment, convenience and competitive pricing with better service and more delivery options.

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

•	Focusing on targeted marketing via customer relationship management strategies.

We have three reportable segments: Stores; Port Supply; and Direct Sales. Our Stores segment generated approximately 90% of our 2010 net revenues. Our 327 Company-operated stores open at the end of 2010 are located in 38 states, Puerto Rico and Canada. In addition, during 2010, we had three franchised stores in Turkey, however, we are in discussions with our franchisee to terminate this franchise relationship. See “Recent Developments” for more information. Our Port Supply segment is one of the largest wholesale distributors of marine equipment in the United States. Products shipped to Port Supply customers directly from our distribution centers represented approximately 4% of our 2010 net revenues. Our Direct Sales segment, which includes our Internet and call center operations, offers customers around the world more than 60,000 products, and it accounted for the remaining 6% of our 2010 net revenues.

Recent Developments

In January 2011, we entered into a new lease agreement for our distribution center located in Hollister, California. The new lease commenced on February 4, 2011 and the former lease expired on February 3, 2011. The new lease term ends on October 2, 2021. For more information, see Note 11 of the Notes to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

We are in discussions with our franchisee in Turkey to voluntarily terminate the franchise relationship which we expect to occur in or around April 2011. However, we expect the former franchise partner will continue to purchase marine-related products through our Port Supply division. The royalties received from this franchisee were immaterial to our results of operations in all periods presented.

Results of Operations

The following table sets forth certain income statement components expressed as a percent of net revenues:

	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	71.8%	72.7%	73.5%

Gross profit	28.2%	27.3%	26.5%
Selling, general and administrative expense	25.8%	25.8%	28.0%
Store closures and other restructuring costs	0.0%	(0.3%)	1.6%
Impairment of long-lived assets	0.0%	0.0%	0.5%

Income (loss) from operations	2.4%	1.8%	(3.6%)
Interest expense	0.1%	0.2%	0.4%

Income (loss) before income taxes	2.3%	1.6%	(4.0%)
Provision (benefit) for income taxes	0.2%	(0.5%)	2.1%

Net income (loss)	2.1%	2.1%	(6.1%)

Fiscal 2010 Compared with Fiscal 2009

Net revenues for 2010 were $622.8 million, an increase of 5.8%, compared to net revenues of $588.4 million for 2009. We believe that net revenues in fiscal year 2010 were favorably affected by changes in the competitive landscape that occurred during fiscal year 2009, as well as favorable weather throughout much of the boating season. However, we believe there was a general softening in the boating equipment market after the Fourth of July. Our mix of business in the Southeast during the second quarter was impacted by the effects of the oil spill in the Gulf of Mexico. While not significant, we did experience a decrease in sales of merchandise typically used by recreational boaters and fishermen in the affected areas of the Southeast. However, this decrease was offset by increased sales of products to customers engaged in fighting the effects of the spill. There did not appear to be any significant sales impact for the third and fourth quarters related to the oil spill. Net income for 2010 was $13.2 million compared to net income for 2009 of $12.4 million.

Segment revenues

Net revenues for the Stores segment increased $35.1 million, or 6.7%, to $560.5 million in 2010, primarily due to a $30.7 million, or 6.3%, increase in comparable store sales. A driver of the comparable store sales increase was higher sales to wholesale customers through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through store locations. In certain markets, our larger stores serve as mini-distribution centers that offer better assortments, convenience, and competitive pricing with better service and more delivery options for wholesale customers. The increase in net revenues was across most merchandise categories and sales benefited from our expanded assortments in clothing, as well as increased sales for electronics and maintenance-related products. Real estate activity connected with our store optimization strategy drove a $4.6 million increase in net revenues as stores opened during the fourth quarter of 2009, and stores opened during 2010 generated $30.4 million in sales, whereas stores closed during these same periods effectively reduced net revenues by $25.8 million.

Additionally, early in 2010, we began to see signs that customers were preparing their boats for usage as reflected by our increase in sales during the first quarter of 2010, led by growth in maintenance-related products. We also saw recovery in demand for our higher-priced items, such as electronics. However, we expect consumers to continue to carefully evaluate their needs-based boating purchases and be conservative with their spending on discretionary items. We believe that economic uncertainty could continue to have an impact on our sales, with corresponding risks to our earnings and cash flow in 2011. In response, we will continue to focus on managing expenses and maximizing cash flow.

During 2011, we expect to open and close a small number of stores in connection with our real estate optimization strategy of evolving to having fewer, larger stores in many of our key markets. As a result of these actions, we expect that our overall store counts will decline slightly, while our total selling square footage will remain stable or increase slightly. In addition, we will continue with our practice of monitoring the operating performance and economics of all store locations and evaluating for closure any underperforming stores when the economics favor doing so.

Port Supply net revenues through our distribution centers decreased $0.6 million, or 2.2%, to $28.3 million in 2010 compared to 2009. However, sales to the wholesale customer group increased in our Stores segment. We believe the shift from Port Supply to Stores was driven by our ongoing efforts to better serve our wholesale customers through our store locations.

Net revenues from our Direct Sales segment decreased $0.1 million, or 0.2%, to $34.0 million. We began to see the decrease in this segment following the launch of our updated website in the second quarter of 2010. The transition to the updated site negatively affected sales. However, we believe this decline was temporary, and we began to see a rebound in the sales performance of this segment late in the third quarter and continuing through the fourth quarter.

Comparable store sales

Comparable store sales for 2010 increased by 6.3%, or $30.7 million, compared to 2009. Comparable store sales changes during the first, second, third and fourth quarters of 2010 were 8.4%, 9.4%, 3.7% and 1.6%, respectively. The overall comparable store trends were consistent across the geographic regions. The increase in comparable store sales was across most merchandise categories and, in particular, we continued to experience increased sales for electronics and maintenance-related products. While it appears the economy has stabilized, there remains some uncertainty about the market for boating supplies and related merchandise. We currently anticipate that our fiscal year 2011 comparable store sales will only increase slightly versus fiscal year 2010, in the range of flat to up approximately 1%.

Gross profit

Gross profit increased by $14.7 million, or 9.2%, to $175.6 million in 2010, compared to $160.9 million for 2009, primarily due to higher sales. Gross profit increased as a percentage of net revenues by 0.9% to 28.2% in 2010, compared to 27.3% in 2009, primarily due to a 0.5% increase in raw product margin driven by more effective promotions, less clearance activity and a shift in revenues to higher-margin core boating categories, such as maintenance. Additionally, increased revenues allowed us to leverage our relatively fixed occupancy expenses by 0.4%.

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense for 2010 was $160.8 million, an increase of $8.5 million, or 5.6%, compared to $152.3 million for last year. Expenses as a percentage of revenues remained flat at 25.8%. Drivers of the higher SG&A expense included: a variable selling expense increase of $4.2 million primarily due to selective investments in additional staffing in our stores during the second and third quarters, our busiest quarters; a $1.5 million unfavorable comparison versus last year due to the impact of foreign currency exchange; $1.3 million in higher information technology spending to implement our new point-of-sale and order entry systems, which we expect to launch in 2011; and $1.2 million related to West Marine University, our national sales meeting held every other year. SG&A expense in 2009 was reduced by $1.0 million upon receipt of an insurance reimbursement related to costs associated with the SEC investigation which closed during that year. The increase in SG&A was partially offset by a $0.7 million reduction in bonus expense in 2010 when compared to 2009.

Store closure and other restructuring costs

Store closure and other restructuring costs for 2010 changed by $1.5 million when compared to 2009. During the fourth quarter of 2009, we reached an agreement to sublease a location which had a large associated termination obligation. The terms of this particular agreement were more favorable than what we originally estimated and resulted in a $1.7 million reversal in 2009 of the previously accrued estimated costs. For additional information, see Note 3 to our consolidated financial statements.

Impairment of long-lived assets

Expenses related to the impairment of long-lived assets were $0.2 million in fiscal 2010, compared to less than $0.1 million in 2009. One underperforming store was found to be impaired during the second quarter of fiscal 2010.

Interest expense

Interest expense decreased $0.2 million, or 21.0%, to $0.6 million in 2010, compared to $0.8 million in 2009. The decrease in interest expense was due to both lower interest rates and lower average outstanding bank borrowings in fiscal 2010, compared to fiscal 2009. Cash provided by operating activities funded property and equipment investments with excess cash being used to pay down debt. This was the primary driver of the lower average outstanding bank borrowings in 2010.

Income taxes

Our effective income tax rate for 2010 was a provision of 7.2%, compared to a benefit of 29.7% in 2009. The year-over-year change in our effective tax rate was primarily due to the recognition of a $3.7 million benefit in 2009 related to a tax law change that increased the number of historical years in which companies are permitted to carry back prior period net operating losses. Similar to 2009, in 2010 we were able to use timing differences that were not previously benefited due to the valuation allowance to reduce the statutory tax rate. Given that our recent improved financial performance has been for a limited time period combined with the continued economic uncertainty with respect to the general state of the economy and rising fuel costs, we concluded that, while evidence related to current and future financial performance is improving, there remains sufficient economic uncertainty that it would be premature to assert that it is more likely than not that we will be able to utilize all net deferred tax assets and release some or all of the partial valuation allowance. Each quarter, we assess the total weight of positive and negative evidence and evaluate whether release of all or any portion of the valuation allowance is appropriate. Should we come to the conclusion that a release of the valuation allowance is required, there could be a significant increase in net income and earnings per share due to the impact on the tax rate. For more information, see Note 8 to our consolidated financial statements.

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

Segment revenues

Net revenues for the Stores segment decreased $26.4 million, or 4.8%, to $525.4 million in 2009, primarily due to an $18.7 million, or 3.6%, decrease in comparable store sales and a $27.1 million decrease attributable to store closures in 2008 and 2009. Partially offsetting these decreases was $18.4 million of revenue from new stores opened in 2008 and 2009. The Stores segment generated $5.5 million of revenues in the first and extra week of fiscal 2008, which negatively impacted comparisons year-over-year. During fiscal 2009, we believe that our business was favorably impacted by continued improvement in boat usage, continued movement towards do-it-yourself projects, and favorable results from our product expansions and larger store formats. We believe we also benefited from changes in the competitive landscape, including the liquidation of one of our primary national competitors, as well as from lower gas prices during peak boating season.

Port Supply net revenues through our distribution centers decreased $10.5 million, or 26.7%, to $28.9 million in 2009, primarily due to lower sales year-over-year to two customer types, boat dealers and boat builders. We believe these customers were negatively impacted by the challenging economic environment and tight credit markets.

Net revenues from our Direct Sales segment decreased $5.9 million, or 14.7%, to $34.1 million, due to a decline in the international market year-over-year, at a much greater pace than domestic activity.

Comparable store sales

Comparable store sales for the 52-week period ended January 2, 2010 decreased by 3.6%, or $18.7 million, compared to the 53-week period ended January 3, 2009. Comparable store sales changes during the first, second, third and fourth quarters of 2009 were (6.8)%, (1.0)%, (4.3)% and (4.8)%, respectively. The overall comparable store trends were consistent across the geographic regions. The decline in comparable store sales reflected lower sales of discretionary items, partially offset by increased sales of core boating parts and accessories.

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

Selling, general and administrative expense

SG&A expense decreased by $24.5 million, or 13.9%, to $152.3 million in 2009, compared to $176.8 million for 2008 and decreased as a percentage of revenues by 2.2% to 25.8% in 2009, compared to 28.0% in 2008. The decrease in SG&A expense primarily was due to $9.9 million in lower support and selling overhead expense, including a $3.2 million reduction in costs related to the settled SEC investigation. SG&A was also lower by $8.4 million for lower payroll, marketing and other variable expenses reflecting lower revenues. Decreased expenses associated with stores closed in 2009 resulted in a further reduction of $5.5 million. Expenses also were lower by $4.8 million due to favorable foreign currency translation gains compared to the 2008 fiscal year. Lower expenses were partially offset by $7.6 million in higher accrued bonus expense reflecting performance above budgeted expectations and $1.8 million in higher expense related to the additional week in fiscal 2008.

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

Impairment of long-lived assets

Expenses related to the impairment of long-lived assets were less than $0.1 million in fiscal 2009, compared to $2.9 million in 2008. The 2008 non-cash charge primarily was attributable to the 45 underperforming stores, of which 20 have been closed.

Interest expense

Interest expense decreased $1.5 million, or 65.5%, to $0.8 million in 2009, compared to $2.3 million in 2008. The decrease in interest expense was due to both lower interest rates and lower average outstanding bank borrowings in 2009 compared to 2008.

Income taxes

Our effective income tax rate for 2009 was a benefit of 29.7%, compared to a provision of 53.5% in 2008. The change in our effective tax rate was primarily due to the use of net operating losses under federal legislation introduced in late 2009 which allowed companies to extend the carry back period from two to five years for periods beginning or ending in 2008 or 2009, as well as our ability to use timing differences not previously benefited due to the valuation allowance. The year-over-year difference also was due to management’s decision in 2008 to increase the valuation allowance against the deferred tax assets by $23.2 million to bring the aggregate valuation allowance to $33.9 million. For more information, see Note 8 to our consolidated financial statements.

Liquidity and Capital Resources

We ended 2010 with cash of $22.0 million, an increase from $10.3 million at the end of 2009. Working capital, the excess of current assets over current liabilities, increased to $176.6 million at the end of 2010, compared to $157.6 million at the end of 2009. The increase in working capital primarily was attributable to a $11.7 million higher cash balance at the end of fiscal 2010 and a $5.0 million increase in merchandise inventories, net of reserves, at the end of fiscal 2010. Despite having a significant cash balance at the end of fiscal year 2010, we expect to continue to borrow from our line of credit for a portion of the year due to the seasonality in our business. Increased inventory was driven by our strategy to bring in additional inventory earlier in the season this past year and to maintain safety stocks to help ensure in-stock position and to help fulfill customer needs and maximize sales throughout the boating season. Neither our access to, nor the value of, our cash equivalents was materially affected by the liquidity problems experienced by certain financial institutions over the past several years.

Our cash needs for working capital are supported by a secured credit facility. There is risk to this capital resource stemming from current market conditions in that the amount we have available to borrow under our loan agreement primarily is driven by the estimated liquidation value of our inventory. External factors, such as increased liquidations and bankruptcies in the marketplace, could put downward pressure on this liquidation value and thus our associated borrowing availability. However, we continue to take steps to mitigate this risk. First, we are focusing on maximizing cash flow and minimizing borrowing needs. We expect to accomplish this by: (i) increasing inventory turnover, which will require lower working capital to maintain fresh and adequate inventory at our stores; (ii) continuing to focus on expense control, including continual re-engineering efforts to simplify and streamline administrative, inventory and other business processes, and to shrink or eliminate overhead costs as and when necessary or appropriate; and (iii) being conservative in capital spending and concentrating on investments with a demonstrable financial return. Second, we are improving the quality of our inventory by controlling the proportion of overstocked or discontinued goods. Third, we are maintaining communications with our lenders to keep them apprised of our business plans.

Operating activities

During 2010, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities decreased year-over-year by $37.7 million to $24.9 million in 2010, compared to $62.6 million last year. The major driver of this cash flow reduction was a $6.9 million increase in merchandise inventories during 2010, compared to a $23.4 million reduction in the prior year as we focused in fiscal 2009 on necessary inventory reductions. As noted above, the increased inventory in fiscal 2010 was driven by our strategy to bring in additional inventory earlier in the season and to maintain safety stocks to help ensure in-stock position and to help fulfill customer needs and maximize sales throughout the boating season. We continue to focus on inventory management and ensuring the correct product assortment in each store based on customer demographics. A $4.4 million decrease in accounts payable during 2010, compared to a $6.1 million increase in accounts payable during 2009, also contributed to the decline in cash provided by operating activities.

Capital growth

In 2010, our capital expenditures were $14.1 million, primarily for new stores, store remodels, information technology and investment in supply chain efficiencies. We opened ten new stores and remodeled four stores in 2010. During 2011, we expect a moderate increase in capital expenditures from 2010 levels, primarily for store development activities, including new stores, store remodels and expansions, and information technology enhancements. We intend to fund our expansion through cash generated from operations and, if necessary, credit facility borrowings.

Financing arrangements

Net cash provided by financing activities was $0.9 million in 2010, primarily consisting of $1.9 million increase in cash related to associate share-based compensation plans, partially offset by $1.0 million in cash used to pay loan costs associated with our amended and restated loan agreement that we entered into in the third quarter of 2010, pursuant to which we have up to $140.0 million in borrowing capacity. At our option and subject to certain conditions precedent set forth in the loan agreement, we may increase our borrowing capacity up to an additional $25.0 million during the term. The amount available to be borrowed is based on a percentage of certain of our inventory (excluding capitalized indirect costs) and accounts receivable. This loan agreement amends and supersedes our previous loan and security agreement that would have expired at the end of 2010.

The revolving credit facility is guaranteed by West Marine, Inc. and West Marine Canada Corp. (an indirect subsidiary of West Marine, Inc.) and secured by a security interest in all of our accounts receivable and inventory, certain other related assets, and all proceeds thereof. The revolving credit facility is available for general working capital and general corporate purposes.

At our election, borrowings under the revolving credit facility will bear interest at one of the following options: (1) the prime rate, which is defined in the loan agreement as the highest of (a) the federal funds rate, as in effect from time to time, plus one-half of one percent; (b) the LIBOR rate for a one-month interest period plus one percent, or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”; or (2) the LIBOR rate quoted by the British Bankers Association for the applicable interest period. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility, and the margin range is between 1.5% and 2.0% for option (1) and between 2.5% and 3.0% for option (2). The loan agreement also imposes a commitment fee on the unused portion of the revolving credit facility available. For 2010, 2009 and 2008, the weighted-average interest rate on all of our outstanding borrowings was 1.5%, 1.8% and 4.2%, respectively.

Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. These events of default include, after the expiration of any applicable grace periods, payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults (other than under the loan agreement), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, change of control and other customary defaults. A default under our loan agreement also could significantly and adversely affect our ability to obtain additional or alternative financing. As of January 1, 2011, we were in compliance with the covenants under our loan agreement.

At the end of 2010 and 2009, there were no amounts outstanding under our credit facilities, and we had $89.9 million and $88.7 million, respectively, available to be borrowed. At the end of 2010 and 2009, we had $5.6 million and $7.4 million, respectively, of outstanding commercial and stand-by letters of credit. We strategically manage our debt over the course of our fiscal year. We incur seasonal fluctuations in our cash flows and, therefore, we incur debt as we build up our inventories for spring in order to maintain stock levels sufficient to fulfill customer needs and maximize sales during the main boating season. Additionally, we hire a significant number of temporary associates during the summer, our peak selling season. Our weighted average outstanding balances for the first quarters of 2010 and 2009 were $17.0 million and $60.3 million, respectively. For our second quarters of 2010 and 2009, the weighted average outstanding balances were $19.3 million and $51.5 million, respectively, and at the end of our third quarters of 2010 and 2009, the weighted average outstanding balances were $0.1 million and $0.9 million, respectively. The fourth quarter weighted average outstanding balances for both 2010 and 2009 were not material.

Our aggregate borrowing base cannot exceed $140.0 million. Our borrowing base at each of our last two fiscal year-ends consisted of the following (in millions):

	2010	2009
Accounts receivable availability	$3.6	$3.9
Inventory availability	108.3	105.5
Less: reserves	(5.8)	(5.6)
Less: minimum availability	(10.6)	(7.7)

Total borrowing base	$95.5	$96.1

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$—	$—
Outstanding letters of credit	5.6	7.4

Total obligations	$5.6	$7.4

Accordingly, our availability as of fiscal year end 2010 and 2009, respectively, was (in millions):

Total borrowing base	$95.5	$96.1
Less: obligations	(5.6)	(7.4)

Total availability	$89.9	$88.7

Contractual obligations

Aggregate information about our unconditional contractual obligations as of January 1, 2011 is presented in the following table (in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual cash obligations:
Operating leases(1)	$238,552	$43,739	$68,276	$46,291	$80,246
Purchase commitments(2)	24,662	24,662	—	—	—
Bank letters of credit	5,581	5,581	—	—	—
Other long-term liabilities	2,131	1,387	744	—	—

	$270,926	$75,369	$69,020	$46,291	$80,246

(1)	Operating lease amounts in this table represent minimum amounts due under existing agreements and exclude costs of insurance, taxes, repairs and maintenance.

(2)	All but a limited number of our purchase commitments are cancelable by us without penalty; however, we do intend to honor these commitments.

We are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above.

Off-balance sheet arrangements

Operating leases are the only financing arrangements not reported on our consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of January 1, 2011, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Seasonality

Historically, our business has been highly seasonal. In 2010, approximately 65% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.

Business Trends

Our research and experience indicates that the U.S. boating industry experienced a down cycle in 2009, as evidenced by lower sales in each of our business segments compared to 2008, lower new and used boat sales, and declines in boat registrations in key states. Early in 2010, we began to see signs that customers were preparing their boats for usage, based on increased sales during the first quarter of 2010 and led by growth in maintenance-related products. We also saw recovery in demand for our higher-priced items, such as electronics. As we progressed through 2010, we observed that proportionately more sales growth was coming from our Port Supply wholesale business, particularly in sales to Port Supply customers through our stores. These particular sales increases allowed us to leverage our relatively fixed store occupancy expenses. We experienced favorable weather conditions throughout most of the boating season; however, we believe there was a general softening in the boating equipment market after the Fourth of July. From a competitive perspective, we also believe we benefitted during the first half of 2010 from the closure of the Boater’s World chain of stores in mid- 2009; however, there did not appear to be any corresponding sales impact during the third and fourth quarters of 2010. In the near future, while we will continue to manage our business conservatively from an operating expense standpoint, we will also take steps to remain flexible and to maximize sales in the face of varying marketplace demand. Specifically, these actions will include:

•	making prudent strategic investments in additional core inventory items to maintain in-stock levels in the event improved sales continue; and

•	hiring additional store Associates as needed to maintain customer service levels, while leveraging payroll expense as a percentage of sales.

Although we believe we have seen some recent recovery in customer boat usage and demand for higher-priced items, we believe that the ongoing uncertainty in economic conditions has had, and will continue to have, an adverse impact on discretionary consumer spending in an already challenging climate for the boating industry, and we believe that economic uncertainty could continue to have an impact on our sales, with corresponding risks to our earnings and cash flow in 2011 (see the “Fiscal 2010 Compared with Fiscal 2009 — Segment Revenues” discussion included above). For 2011, it is our expectation that comparable sales will increase only slightly versus the prior year, in the range of flat to up approximately 1%. Therefore, we will continue to control expense growth and maximize cash flow by:

•	controlling our operating expenses through variable expense management, as well as reengineering and streamlining business processes;

•	continuing to improve the quality of our inventory by tightly controlling overstocked or discontinued goods;

•	proceeding with our ongoing real estate optimization program, evolving to having fewer, larger stores with anticipated improved store economics;

•	managing the business to the budget established for 2011, which focuses on expense control and emphasizes working capital management; and

•	exploring methods and strategies to drive sales and market presence.

More broadly, in order to better meet the needs of our customers and provide a better customer experience, we have invested in a strategic project to replace our aging point-of-sale and order management systems. The new platform is intended to enable an integrated cross-channel selling experience for the customer including faster sales checkout, improved product search capability, integrated customer information and order management, and simplified policy application. We anticipate launching the system in 2011. While we are approaching this project in a measured and methodical manner, the precise timing for company-wide roll-out of the system and the integrity and efficiency of the system are not assured at this time.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Inventory—Valuation Adjustments
We value our merchandise inventories at the lower of the cost or market value on an average cost basis. Inventory cost is written down to market value when cost exceeds market value, which we estimate using current levels of aged and discontinued product and historical analysis of items sold below cost. Lower of cost or market adjustments included in ending inventory at January 1, 2011 and January 2, 2010 were $4.8 million and $5.7 million, respectively.	Our lower of cost or market adjustments contain uncertainties because the calculations require management to make assumptions and to apply judgment regarding forecasted consumer demand, the promotional environment, technological obsolescence and consumer preferences.	We have not made any material changes in our inventory valuation methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market adjustments. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material. If we had to take additional markdowns of 10% on all items included in merchandise inventory write-downs at January 1, 2011, net income would be affected by approximately $0.3 million in the fiscal year then ended.

Inventory—Capitalized Indirect Costs
Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store locations and operating costs of our merchandising, replenishment and distribution activities. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold. Indirect costs included in inventory value at January 1, 2011 and January 2, 2010 were $18.3 million and $19.2 million, respectively.	Our capitalized indirect costs contain uncertainties because the calculations require management to make assumptions and to apply judgment relating to factors of our cost accounting system, the soundness of the underlying principles and their consistent application. In interim periods, the calculation of capitalized indirect costs requires management to estimate capitalized indirect costs, merchandise purchases and inventory levels for the full fiscal year.	We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our capitalized indirect costs. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our expenses included in capitalized indirect costs at January 1, 2011 would have affected net income by approximately $1.1 million in the fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Vendor Allowances Receivable
We establish a receivable and reduce inventory cost for income generated from vendor-sponsored programs, or vendor allowances, that is earned but not yet received from our vendors, which we calculate based on provisions of the programs in place. Due to the complexity of the individual agreements with vendors, we perform detailed analyses and review historical trends to determine an appropriate level for the vendor allowances receivable. Our receivable for vendor allowances at January 1, 2011 and January 2, 2010 was $3.2 million and $3.4 million, respectively, and is included in other current assets.	Our vendor allowances receivable contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including our ability to collect amounts due from vendors and in interim periods requires management to estimate future inventory purchases.	We have not made any material changes in the accounting methodology used to establish our vendor allowances receivable during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances receivable. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimate of our ability to collect vendor allowances at January 1, 2011 would have affected net income by approximately $0.1 million in the fiscal year then ended.

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

Our estimate of future cash flows is based on our analysis of the specific real estate market, including input from real estate firms; and economic conditions that can be difficult to predict. Costs associated with exit activities included in accrued expenses at January 1, 2011 and January 2, 2010 were $2.2 million and $4.5 million, respectively.

	Our location closing liability contains uncertainties because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions.	We have not made any material changes in the accounting methodology used to establish our location closing liability during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our location closing liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our location closing liability or to our estimated sub-lease income at January 1, 2011 would have affected net earnings by approximately $0.1 million in fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

In fiscal years 2010 and 2009, we recorded non-cash charges of $0.2 million and less than $0.1 million, respectively, for impairment of long-lived assets.

	Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment in order to estimate future cash flows and asset fair values, including forecasting useful lives of the assets. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We believe we have approximately $0.1 million in net carrying value of assets held for use where an impairment charge is reasonably possible within the next twelve months.	We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Deferred Tax Assets—Valuation Allowance
We recorded a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. As we determined that it is more likely than not that the benefit from our deferred tax assets will not be realized, we have a valuation allowance against net deferred tax assets of $16.9 million. If our assumptions change	Our valuation allowance contains uncertainties because management is required to make assumptions and to apply judgment to estimate the future realization of net deferred tax assets. At year end 2010, we determined that it remained more likely than not that our deferred tax assets would not be realized.	We apply consistent methodologies to assess the need for a valuation allowance each quarter. Although management believes that its judgments and estimates are reasonable, realization of net deferred tax assets ultimately depends on future taxable income. Actual results could differ.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

A 10% change in our self-insured liabilities and loss reserves relating to high-deductible insurance programs at January 1, 2011, would have affected net income by approximately $0.3 million in the fiscal year then ended.

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

A 10% change in our assumptions, such as volatility or expected term, for share-based compensation expense for the fiscal year ended January 1, 2011, would have affected net income by approximately $0.1 million in the fiscal year then ended.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to diminish our exposure to interest rate or currency rate risk, and we are not a party to any interest rate or currency rate risk management transactions. We do not purchase or hold any derivative financial instruments.

At the end of the 2010, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. In the third quarter of 2010, we entered into a four-year, amended and restated loan and security agreement pursuant to which the Company has up to $140.0 million in borrowing capacity. There are various interest rate options available, for more information, see Note 5 to our consolidated financial statements in Item 8 of this report.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 1, 2011. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that our internal control over financial reporting was effective as of January 1, 2011, based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

Our internal control over financial reporting as of January 1, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in this report.

/S/ GEOFFREY A. EISENBERG	/S/ THOMAS R. MORAN
Geoffrey A. Eisenberg	Thomas R. Moran
President and Chief Executive Officer (principal executive officer)	Senior Vice President and Chief Financial Officer (principal financial officer)

March 14, 2011	March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

West Marine, Inc.

We have audited West Marine, Inc. (a Delaware Corporation) and Subsidiaries’ internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). West Marine, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, West Marine, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of West Marine, Inc. and Subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statement of operations, stockholders’ equity, and cash flows for each of the two years in the period ended January 1, 2011, and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

San Francisco, CA

March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

West Marine, Inc.

We have audited the accompanying consolidated balance sheets of West Marine, Inc. (a Delaware corporation) and Subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended January 1, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Marine, Inc. and Subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the two years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), West Marine, Inc. and Subsidiaries’ internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Francisco, CA

March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of West Marine, Inc. and Subsidiaries (the “Company”) for the fiscal year ended January 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of West Marine, Inc. and Subsidiaries for the fiscal year ended January 3, 2009 , in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 16, 2009

WEST MARINE, INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 1, 2011 AND JANUARY 2, 2010

(in thousands, except share data)

	Fiscal Year-End
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$22,019	$10,279
Trade receivables, net of allowances of $431 in 2010 and $580 in 2009	5,605	5,566
Merchandise inventories	201,588	196,631
Deferred income taxes	2,997	1,299
Other current assets	16,739	19,805

Total current assets	248,948	233,580
Property and equipment, net	56,483	56,278
Intangibles, net	78	116
Other assets	3,377	2,263

TOTAL ASSETS	$308,886	$292,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,403	$32,591
Accrued expenses, and other	42,929	43,369

Total current liabilities	72,332	75,960
Deferred rent, and other	14,793	11,933

Total liabilities	87,125	87,893

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 22,656,083 shares issued and 22,625,193 shares outstanding at January 1, 2011 and 22,376,873 shares issued and 22,345,983 shares outstanding at January 2, 2010	23	22
Treasury stock	(385)	(385)
Additional paid-in capital	181,891	177,459
Accumulated other comprehensive loss	(749)	(506)
Retained earnings	40,981	27,754

Total stockholders’ equity	221,761	204,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$308,886	$292,237

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED JANUARY 1, 2011, JANUARY 2, 2010 AND JANUARY 3, 2009

(in thousands, except per share data)

	2010	2009	2008
Net revenues	$622,802	$588,416	$631,258
Cost of goods sold	447,161	427,501	463,812

Gross profit	175,641	160,915	167,446
Selling, general and administrative expense	160,838	152,303	176,830
Store closures and other (recoveries) restructuring costs (Note 3)	(261)	(1,746)	10,687
Impairment of long-lived assets (Note 1)	180	13	2,861

Income (loss) from operations	14,884	10,345	(22,932)
Interest expense	637	806	2,338

Income (loss) before taxes	14,247	9,539	(25,270)
Provision (benefit) for income taxes	1,020	(2,837)	13,530

Net income (loss)	$13,227	$12,376	$(38,800)

Net income (loss) per common and common equivalent share—
Basic	$0.59	$0.56	$(1.76)
Diluted	$0.57	$0.55	$(1.76)
Weighted average common and common equivalent shares outstanding—
Basic	22,492	22,215	21,993
Diluted	23,014	22,347	21,993

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE FISCAL YEARS ENDED JANUARY 1, 2011, JANUARY 2, 2010 AND JANUARY 3, 2009

(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
Balance at December 29, 2007	21,893,474	$22	$(348)	$170,988	$54,177	$(327)	$224,512	$(50,171)
Net loss					(38,800)		(38,800)	$(38,800)
Foreign currency translation adjustment, net of tax of ($595)						917	917	917
Common stock issued under equity compensation plan	28,313			2,261			2,261
Tax deficiency from equity issuance				(89)			(89)
Treasury shares acquired	(3,969)		(18)				(18)
Sale of common stock pursuant to associates stock buying plan	197,559			837			837

Balance at January 3, 2009	22,115,377	$22	$(366)	$173,997	$15,377	$590	$189,620	$(37,883)

Net income					12,376		12,376	$12,376
Foreign currency translation adjustment, net of tax of ($34)						(1,096)	(1,096)	(1,096)
Common stock issued under equity compensation plan	88,393			2,704			2,704
Tax benefit from equity issuance, including excess tax benefit of $52				46			46
Treasury shares acquired	(3,318)		(19)				(19)
Sale of common stock pursuant to associates stock buying plan	145,531			712			712

Balance at January 2, 2010	22,345,983	$22	$(385)	$177,459	$27,754	$(506)	$204,344	$11,280

Net income					13,227		13,227	$13,227
Foreign currency translation adjustment, net of tax of $0						(243)	(243)	(243)
Common stock issued under equity compensation plan	195,758	1		3,522			3,523
Tax benefit from equity issuance, including excess tax benefit of $283				292			292
Sale of common stock pursuant to associates stock buying plan	83,452			618			618

Balance at January 1, 2011	22,625,193	$23	$(385)	$181,891	$40,981	$(749)	$221,761	$12,984

See notes to consolidated financial statements.

WEST MARINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED JANUARY 1, 2011, JANUARY 2, 2010 AND JANUARY 3, 2009

(in thousands)

	2010	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$13,227	$12,376	$(38,800)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,926	17,030	18,780
Impairment of long-lived assets	180	13	2,861
Share-based compensation	2,506	2,410	2,255
Tax benefit (deficiency) from equity issuance	292	46	(89)
Excess tax deficiency from share-based compensation	(283)	(52)	—
Deferred income taxes	(825)	(580)	14,568
Provision for doubtful accounts	80	375	639
Lower of cost or market inventory adjustments	1,966	2,580	3,296
Loss on asset disposals	192	160	925
Changes in assets and liabilities:
Trade receivables	(119)	(117)	241
Merchandise inventories	(6,922)	23,389	22,410
Other current assets	3,066	(3,436)	5,116
Other assets	(582)	(1,037)	1,806
Accounts payable	(4,358)	6,077	(8,317)
Accrued expenses and other	(440)	1,113	(5,520)
Deferred items and other non-current liabilities	1,987	2,286	469

Net cash provided by operating activities	24,893	62,633	20,640

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	71	32	125
Purchases of property and equipment	(14,139)	(13,755)	(15,064)

Net cash used in investing activities	(14,068)	(13,723)	(14,939)

FINANCING ACTIVITIES:
Borrowings on line of credit	46,890	36,537	88,107
Repayments on line of credit	(46,890)	(83,537)	(93,407)
Payment of loan costs	(980)	—	—
Proceeds from exercise of stock options	1,017	294	6
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	618	712	837
Excess tax benefit from share-based compensation	283	52	—
Treasury shares acquired	—	(19)	(18)

Net cash provided by (used in) financing activities	938	(45,961)	(4,475)

Effect of exchange rate changes on cash	(23)	(143)	121

NET INCREASE IN CASH	11,740	2,806	1,347
CASH AT BEGINNING OF PERIOD	10,279	7,473	6,126

CASH AT END OF PERIOD	$22,019	$10,279	$7,473

Other cash flow information:
Cash paid for interest	$475	$810	$2,361
Cash (refunded) paid for income taxes	(2,325)	1,929	(3,070)
Non-cash investing activities
Property and equipment additions in accounts payable	1,465	295	343

See notes to consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS—West Marine Inc. and its consolidated subsidiaries (“West Marine” or the “Company,” unless the context requires otherwise) is a specialty retailer of boating supplies and has three reportable segments—Stores, Port Supply (wholesale) and Direct Sales (Internet and call center)—which all sell aftermarket recreational boating supplies directly to customers. At January 1, 2011, West Marine offered its products through 327 Company-operated stores in 38 states, Puerto Rico, Canada and three franchised stores in Turkey (for more information, see Note 11), through its call center channel and on the Internet. The Company is also engaged, through its Port Supply division and its stores, in the wholesale distribution of products to commercial customers and other retailers.

West Marine was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. The Company’s principal executive offices are located in Watsonville, California.

RECLASSIFICATIONS—Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

PRINCIPLES OF CONSOLIDATION—The consolidated financial statements include the accounts of West Marine, Inc. and its subsidiaries, all of which are wholly-owned, directly or indirectly. Intercompany balances and transactions are eliminated in consolidation.

YEAR-END—The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31. Fiscal years 2010 and 2009 consisted of the 52 weeks ended January 1, 2011 and January 2, 2010, respectively and the 2008 fiscal year consisted of the 53 weeks ended January 3, 2009. The impact on the Company’s consolidated financial statements of the additional week was immaterial. References to 2010, 2009 and 2008 are to the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

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

INVENTORIES—Merchandise inventories are carried at the lower of cost or market on an average cost basis. Capitalized indirect costs include freight charges for transporting merchandise to warehouses or store locations and operating costs incurred for merchandising, replenishment and distribution activities. Indirect costs included in inventory value at the end of fiscal years 2010 and 2009 were $18.3 million and $19.2 million, respectively. Indirect costs included in inventory value are recognized as an increase in cost of goods sold as the related products are sold.

Inventories are written down to market value when cost exceeds market value, based on historical experience and current information. Reserves for estimated inventory shrinkage based on historical shrinkage rates determined by the Company’s physical merchandise inventory counts and cycle counts was $2.9 million at

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the end of fiscal years 2010 and 2009. Reserves for estimated inventory market value below cost, based upon current levels of aged and discontinued product and historical analysis of inventory sold below cost, was $4.8 million and $5.7 million at the end of fiscal years 2010 and 2009, respectively.

DEFERRED CATALOG AND ADVERTISING COSTS—The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the expected net sales period, which is generally from one month to 11 months. Advertising costs, which are included in selling, general and administrative (“SG&A”) expense, are expensed as incurred and were $5.6 million, $5.8 million and $11.1 million in 2010, 2009 and 2008, respectively.

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

CAPITALIZED INTEREST—The Company capitalizes interest on major capital projects. The Company capitalized $0.1 million in 2010, less than $0.1 million in 2009 and $0.1 million in 2008.

CAPITALIZED SOFTWARE COSTS—Capitalized computer software, included in property and equipment, reflects costs related to internally-developed or purchased software that are capitalized and amortized on a straight-line basis, generally over a period ranging from three to five years.

INTANGIBLE ASSETS—The Company completes an impairment test annually or more frequently if evidence of possible impairment arises. No impairment was recognized in 2008, 2009 or 2010. Amortization expense for other intangible assets was less than $0.1 million in each of the years 2010, 2009 and 2008. Amortization expense in each of the next three years is not deemed significant.

ASSET RETIREMENT OBLIGATIONS—The Company estimates the fair value of obligations to clean up and restore leased properties under agreements with landlords and records the amount as a liability when incurred. Liabilities for asset retirement obligations were $0.7 million at year-end 2010 and $0.4 million at year-end 2009 and year-end 2008.

IMPAIRMENT OF LONG-LIVED ASSETS—The Company reviews long-lived assets, including intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, a loss equal to the difference between carrying value and the fair market value of the asset is recorded. The Company recorded asset impairment charges of $0.2 million in fiscal 2010, less than $0.1 million in fiscal 2009 and $2.9 million in 2008, in each case primarily due to store closures.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of January 1, 2011, $20.0 million of the Company’s cash equivalents consisted of a money market deposit account and is classified within Level 1 because it is valued using quoted market prices.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

REVENUE RECOGNITION—Sales, net of estimated returns, are recorded when merchandise is purchased by customers at retail locations. Revenue is recognized when merchandise shipped from a warehouse is received by the customer, based upon the estimated date of receipt by the customer. Reserves for sales returns were as follows:

	2010	2009	2008
		(in thousands)
Reserve for product sales returns—beginning balance	$(924)	$(809)	$(450)
Additions	(1,614)	(1,326)	(2,794)
Deductions	1,543	1,211	2,435

Reserve for product sales returns—ending balance	(995)	(924)	(809)

ACCOUNTS RECEIVABLE—Accounts receivable consists of amounts owed to West Marine for sales of services or goods on credit for our wholesale customers. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We determine this allowance based on overall estimated exposure. Factors impacting the allowance include the level of gross receivables, the financial condition of our customers and the economic risks for certain customers. The allowances for doubtful accounts receivable were as follows:

	2010	2009	2008
		(in thousands)
Allowance for doubtful accounts receivable—beginning balance	$(580)	$(625)	$(423)
Additions	(613)	(533)	(632)
Write-offs, net of recoveries	145	305	363
Deductions and other adjustments	617	273	67

Allowance for doubtful accounts receivable—ending balance	$(431)	$(580)	$(625)

UNREDEEMED GIFT CARDS—Aggregate sales of gift cards for fiscal years 2010, 2009 and 2008 were $14.4 million, $13.1 million and $13.7 million, respectively. Sales of gift cards are deferred and treated as a liability on our balance sheet either until redeemed by customers in exchange for products or until we determine that future redemption of the card by the customer is remote, also called “breakage.” Breakage for unused gift cards is recognized using the “redemption recognition method.” Under this method, we estimate breakage based on Company-specific data by analyzing historical experience and deriving a rate that represents the amount of gift cards that are expected to be unused and not subject to escheatment. This rate is then applied, and breakage is recognized in income, over the period of redemption. Gift card breakage income for 2010, 2009 and 2008 was $0.5 million, $0.2 million and $0.5 million, respectively, and is included as net revenues in our operating results.

WEST ADVANTAGE CUSTOMER LOYALTY PROGRAMS—The Company has a customer loyalty program which allow members to earn points on qualifying purchases. Points earned entitle members to receive certificates that may be redeemed on future purchases through any retail sales channel. A liability is recognized and included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned and/or certificates are issued, based on the retail value of certificates projected to be redeemed, less an estimate of breakage based upon historical redemption patterns.

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

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that bypass the income statement and are reported directly as a separate component of equity. The Company’s comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity consists of net loss and foreign currency translation adjustments for all periods presented.

FOREIGN CURRENCY—Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. West Marine Canada’s functional currency is the Canadian dollar. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of Other Comprehensive Income in the Consolidated Statements of Stockholders’ Equity. Gains (losses) from foreign currency transactions included in SG&A expense for 2010, 2009 and 2008 were $0.4 million, $1.9 million and $(2.8) million, respectively.

ACCRUED EXPENSES—Accrued expenses consist of the following (in thousands):

	2010	2009
Accrued compensation and benefits	$10,637	$10,451
Accrued bonus	8,384	8,325
Costs associated with exit activities	2,242	4,525
Unredeemed gift cards	6,232	5,892
Other accrued expense	15,434	14,176

Accrued expenses	$42,929	$43,369

NET INCOME (LOSS) PER SHARE—Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 2.1 million shares, 1.7 million shares and 3.6 million shares of common stock that were outstanding in 2010, 2009 and 2008, respectively, have been excluded from the calculation of diluted income (loss) per share because inclusion of such shares would be anti-dilutive.

The following is a reconciliation of the Company’s basic and diluted net income (loss) per share computations (shares in thousands):

	2010		2009		2008
	Shares	Net Income Per Share	Shares	Net Income Per Share	Shares	Net Loss Per Share
Basic	22,492	$0.59	22,215	$0.56	21,993	$(1.76)
Effect of dilutive stock options	522	(0.02)	132	(0.01)	—	—

Diluted	23,014	$0.57	22,347	$0.55	21,993	$(1.76)

DERIVATIVE INSTRUMENTS—The Company did not purchase or hold any derivative financial instruments during the three years ended January 1, 2011.

SUBSEQUENT EVENTS—Subsequent events were evaluated through the date these consolidated financial statements were issued. For more information, see Note 11.

CASH AND CASH EQUIVALENTS—Cash primarily consists of cash on hand and bank deposits, of which approximately $0.7 million exceeded FDIC insurance limits as of January 1, 2011. As of January 1, 2011, $20.0 million of the Company’s cash equivalents consisted of a money market deposit account.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $0.8 million at January 1, 2011, and are reflected as accounts payable in the consolidated balance sheet.

SABBATICAL LEAVE—Certain full-time associates are eligible to receive sabbatical leave after each 10 years of continuous employment. The estimated sabbatical liability is based on a number of factors, including actuarial assumptions and historical trends. In fiscal years 2010 and 2009, the Company had a recorded liability of $0.9 million and $0.8 million, respectively, as an estimate of accumulated sabbatical leave as of the respective balance sheet dates.

NEW ACCOUNTING PRONOUNCEMENTS—

Variable Interest Entities

During the first quarter of fiscal year 2010, West Marine adopted new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance changes the consolidation rules for VIEs, including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The adoption of this new accounting guidance did not have a material impact on the Company’s consolidated financial position, results of operations or financial condition due to the fact that the Company does not have any VIEs.

Improving Disclosures About Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the disclosure requirements for fair value measurements and provided clarification for existing disclosure requirements. More specifically, this update required (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers, and (b) information about purchases, sales, issuances and settlements to be presented separately, on a gross basis rather than net, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarified existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and required disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure were effective beginning January 1, 2010, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the roll-forward activity of Level 3 fair value measurements, which are effective for fiscal years ending after December 31, 2010. The adoption of this new accounting guidance impacts only disclosure requirements and did not have an impact on the Company’s consolidated financial position, results of operations or financial condition.

NOTE 2: SHARE-BASED COMPENSATION

West Marine’s amended and restated Omnibus Equity Incentive Plan (the “Plan”) is intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of associates, non-employee directors and consultants upon whose judgment, interest and special effort the successful conduct of its operation is largely dependent. The Plan permits a variety of compensation methods, including non-qualified stock options, incentive stock options, restricted stock and other share-based awards. All associates, non-employee directors and consultants are eligible to participate under the Plan, with the exception of Randolph K. Repass, Chairman of the Company’s Board of Directors and a significant, but not controlling, stockholder. At year-end 2010, 8,400,000 shares of common stock had been reserved under the Plan and 288,576 shares were available for future issuance.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes compensation expense for share-based payments based on the grant date fair value of the awards. Share-based payments consist of stock option grants, restricted share awards and stock purchase plan issuances, each as described further below.

On December 22, 2005, the Board of Directors of the Company, upon the recommendation of the Board’s Governance and Compensation Committee, approved the acceleration of vesting of all stock options then held by current associates, making all of the outstanding stock options at December 31, 2005 vested and exercisable, primarily to avoid recognition of compensation expense in future periods. The additional pre-tax expense that, absent the accelerated vesting, would have been reflected in the Company’s consolidated statements of income for 2009 and 2008 was approximately $1.4 million and $3.7 million, respectively.

Share-based compensation expense for 2010, 2009 and 2008 was approximately $2.5 million, $2.4 million and $2.3 million, respectively, of which expense for stock options was $2.2 million, $2.0 million and $1.7 million in 2010, 2009 and 2008, respectively. In 2010, the Company recognized $0.3 million in tax benefits from stocks options exercised, restricted stock vested and disqualifying stock purchase plan transactions, of which $0.3 million was recognized as excess tax benefits in additional paid-in capital and $0.3 million was recognized as cash flow from financing activities. In 2009, the Company recognized $0.1 million in tax benefits from stocks options exercised, restricted stock vested and disqualifying stock purchase plan transactions, of which $0.1 million was recognized as excess tax benefits in additional paid-in capital and $0.1 million was recognized as cash flow from financing activities. In 2008, the Company did not recognize any tax benefits from settlement of equity compensation, because its overall tax position was a net operating loss. The tax benefit was included in the Company’s consolidated statement of operations for the same period. Share-based compensation of $0.3 million was included in capitalized indirect inventory in 2010 and $0.4 million in both 2009 and 2008.

Included in cost of goods sold and SG&A expense is share-based compensation expense, net of estimated forfeitures, that have been included in the statements of operations for all share-based compensation arrangements as follows:

(in thousands)	2010	2009	2008
Cost of goods sold	$334	$409	$422
Selling, general and administrative expense	2,172	2,001	1,833

Share-based compensation expense	$2,506	$2,410	$2,255

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

	2010	2009	2008
Expected price volatility	51%	44%	44%
Risk-free interest rate	0.9%-1.7%	1.2%-1.9%	2.1%-2.9%
Weighted-average expected term (years)	3.5	3.3	3.5
Dividend yield	—	—	—

Expected price volatility: This is the percentage amount by which the price of West Marine common stock is expected to fluctuate annually during the estimated expected life for stock options. Expected price volatility is

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the Company’s stock option activity in 2010, 2009 and 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Option Grant Date Fair Value
Outstanding at year-end 2007 (2,176,825 stock options exercisable at a weighted-average price of $19.10)	2,914,874	17.96	10.24
Granted	1,214,610	5.15	1.81
Exercised	(1,429)	4.51	3.18
Forfeited	(90,526)	11.63	4.16
Expired	(305,946)	18.56	12.03

Outstanding at year-end 2008 (2,100,069 stock options exercisable at a weighted-average price of $18.57)	3,731,583	13.89	7.52
Granted	724,375	5.82	1.89
Exercised	(60,969)	4.82	2.31
Forfeited	(100,970)	7.49	2.63
Expired	(657,447)	20.49	11.98

Outstanding at year-end 2009 (1,969,741 stock options exercisable at a weighted-average price of $15.32)	3,636,572	11.37	5.80
Granted	734,875	10.95	4.12
Exercised	(184,995)	5.49	2.82
Forfeited	(79,856)	8.11	2.89
Expired	(354,795)	18.84	12.00

Outstanding at year-end 2010 (2,238,084 stock options exercisable at a weighted-average price of $12.85)	3,751,801	10.93	5.08

The weighted-average grant date fair value of options granted in 2010, 2009 and 2008 was $4.12, $1.89 and $1.81 per share, respectively. The aggregate fair value of options vested during 2010, 2009 and 2008 was $5.4 million, $3.5 million and $2.0 million, respectively.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of market close January 1, 2011, the aggregate intrinsic value for stock options outstanding was $8.7 million in the aggregate, and $4.6 million for options exercisable. The total intrinsic value of options actually exercised was $0.9 million in 2010, $0.2 million in 2009 and de minimis in 2008. In 2010, the weighted-average grant date fair value of options for options granted was $4.12 per share. There were 1,643,154 options that vested in 2010 with an aggregate grant date fair value of $5.4 million. At January 1, 2011, unrecognized compensation expense for stock options, net of expected forfeitures, was $3.1 million, with a weighted-average expense recognition period of 2.0 years.

Additional information for options outstanding at year-end 2010 is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$ 0 – $ 7.00	1,688,384	2.7	$5.46	881,554	2.5	$5.40
7.01 – 10.75	9,500	3.9	8.91	1,320	3.6	9.32
10.76 – 15.54	1,319,005	2.9	12.72	622,991	1.2	14.68
15.55 – 22.00	539,297	1.6	16.77	531,479	1.6	16.77
22.01 – 29.70	195,615	3.2	29.51	200,740	3.2	29.51

$ 0 – 29.70	3,751,801	2.6	$10.93	2,238,084	2.0	$12.85

At January 1, 2011, there were 2,980,458 stock options expected to vest in the future, with an intrinsic value of $8.8 million, a weighted-average exercise price of $8.67 per share and a weighted-average remaining contractual term of 0.8 years.

Restricted Share Awards

The Plan also provides for awards of shares to eligible associates and non-employee directors that are subject to restrictions on transfer for a period of time (commonly referred to as “restricted shares”). Compensation expense for restricted share awards was $0.1 million. Unrecognized compensation expense for unvested restricted share awards, net of expected forfeitures, was less than $0.1 million in 2010. A summary of restricted share activity in 2010, 2009 and 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at year-end 2007 (weighted-average remaining vesting period of 1.2 years)	28,440	15.88
Granted	10,529	4.73
Vested	(16,819)	15.40
Forfeited	(2,321)	16.58

Unvested at year-end 2008 (weighted-average remaining vesting period of 0.4 years)	19,829	10.28
Granted	8,030	5.97
Vested	(20,420)	9.95
Forfeited	(414)	16.58

Unvested at year-end 2009 (weighted-average remaining vesting period of 0.4 years)	7,025	5.97
Granted	7,303	10.60
Vested	(7,025)	5.97
Forfeited	—

Unvested at year-end 2010 (weighted-average remaining vesting period of 0.5 years)	7,303	10.60

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of restricted shares granted in 2010, 2009 and 2008 was $10.60, $5.97 and $4.73 per share, respectively. The total fair value of restricted shares vested in 2010 was less than $0.1 million, while 2009 and 2008 was $0.2 million and $0.3 million, respectively.

Associates Stock Buying Plan

The Company has an Associates Stock Buying Plan (the “Buying Plan”) under which all eligible associates may elect to participate on semiannual grant dates. Participating associates purchase West Marine shares at 85% of the lower of the closing price on (a) the grant date or (b) the purchase date. Effective November 2009, the Company amended the Buying Plan to include a twelve calendar month holding period for all future purchases beginning on the date on which shares are purchased by participants under the Buying Plan. The number of shares purchased under the Buying Plan in 2010, 2009 and 2008 were 83,452, 145,531 and 197,559, respectively. Expense recognized in each of the years 2010, 2009 and 2008 was $0.3 million. Shares available for future issuance under the Buying Plan at the end of 2010, 2009 and 2008 were 675,596, 759,046 and 154,579, respectively. Assumptions used in determining the fair value of grants under the Buying Plan during 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Expected price volatility	52%-60%	55%-70%	66%-67%
Risk-free interest rate	0.2%-0.3%	0.2%-0.3%	0.2%-0.9%
Weighted-average expected term (years)	0.5	0.5	0.5
Dividend yield	—	—	—

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

During fiscal 2009, the Company reached an agreement to sublease a location which had a large lease termination obligation. The terms of this particular agreement were favorable as compared to the original estimate. This resulted in a $1.7 million reversal in 2009 of previously accrued estimated costs.

During fiscal 2008, management completed restructuring activities which included the closure of 24 stores, a distribution center located in Hagerstown, Maryland and a call center located in Largo, Florida. The closures did not collectively represent a segment, reporting unit, subsidiary or asset group of the Company and, therefore, were not considered discontinued operations. Store closure and other restructuring costs totaling $10.7 million consisted of $6.9 million for stores, $0.1 million for Port Supply, $2.9 million for the distribution center, $0.5 million for the call center and $0.3 million for reductions in force at the Watsonville Support Center. During 2008, the Company also recognized incremental expense for stores which were closed during the year ended December 30, 2006.

In 2008, due to unfavorable macro-economic conditions, West Marine increased reserves for lease contract termination obligations by an additional $2.0 million.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs and obligations (included in “Accrued liabilities” in the Company’s consolidated balance sheets) recorded in 2010, 2009 and 2008 in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Beginning balance, December 29, 2007	$—	$1,988	$1,988
Charges	3,023	7,664	10,687
Payments	(1,954)	(1,652)	(3,606)

Ending balance, January 3, 2009	$1,069	$8,000	$9,069
Reduction in charges	(158)	(1,588)	(1,746)
Payments	(321)	(2,476)	(2,797)

Ending balance, January 2, 2010	$590	$3,936	$4,526
Reduction in charges	(45)	(216)	(261)
Payments	(252)	(1,771)	(2,023)

Ending balance, January 1, 2011	$293	$1,949	$2,242

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at fiscal year-end 2010 and 2009 (in thousands):

	At Year-End
	2010	2009
Furniture and equipment	$61,854	$59,369
Computer software and hardware	94,117	92,511
Leasehold improvements	63,432	60,587
Land and building	7,439	7,439

Property and equipment, at cost	226,842	219,906
Accumulated depreciation and amortization	(170,359)	(163,628)

Property and equipment, net	$56,483	$56,278

Depreciation and amortization expense for property and equipment was $14.7 million, $16.7 million and $18.6 million in 2010, 2009 and 2008, respectively.

NOTE 5: LINES OF CREDIT AND LONG–TERM DEBT

On August 23, 2010, West Marine entered into a four-year amended and restated loan and security agreement pursuant to which the Company has up to $140.0 million in borrowing capacity. At the Company’s option and subject to certain conditions set forth in the loan agreement, the Company may increase its borrowing capacity up to an additional $25.0 million during the term. The amount available to be borrowed is based on a percentage of certain of our inventory (excluding capitalized indirect costs) and accounts receivable. This loan agreement amends and supersedes our previous loan and security agreement that would have expired at the end of 2010.

The revolving credit facility is guaranteed by West Marine, Inc. and West Marine Canada Corp. (an indirect subsidiary of West Marine, Inc.) and secured by a security interest in all of our accounts receivable and inventory, certain other related assets, and all proceeds thereof. The revolving credit facility is available for general working capital and general corporate purposes.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At West Marine’s election, borrowings under the revolving credit facility will bear interest at one of the following options: (1) the prime rate, which is defined in the loan agreement as the highest of (a) the federal funds rate, as in effect from time to time, plus one-half of one percent, (b) the LIBOR rate for a one-month interest period plus one percent, or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate;” or (2) the LIBOR rate quoted by the British Bankers Association for the applicable interest period. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility, and the margin range is between 1.50% and 2.00% for option (1) and between 2.50% and 3.00% for option (2). The loan agreement also imposes a commitment fee on the unused portion of the revolving credit facility available. For 2010, 2009 and 2008, the weighted-average interest rate on all of our outstanding borrowings was 1.5%, 1.8% and 4.2%, respectively.

Although the loan agreement contains customary covenants, including, but not limited to, restrictions on the Company’s ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, the loan is asset-based (which means the Company’s lenders maintain a security interest in the Company’s inventory and accounts receivable which serve as collateral for the loan), and the amount the Company may borrow under its revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, the Company must maintain minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. These events of default include, after the expiration of any applicable grace periods, payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults (other than under the loan agreement), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, change of control and other customary defaults. A default under this loan agreement also could significantly and adversely affect the Company’s ability to obtain additional or alternative financing. As of January 1, 2011, the Company was in compliance with the covenants under this loan agreement.

At the end of fiscal year 2010, there were no amounts outstanding under this credit facility, $89.9 million was available to be borrowed, and there was $0.9 million in unamortized loan costs. At the end of fiscal year 2010, the Company had $5.6 million of outstanding commercial and stand-by letters of credit.

NOTE 6: RELATED PARTY TRANSACTIONS

Since February 2002, West Marine has leased its store in Palo Alto, California from a trust, for which Randolph K. Repass is the trustee. Prior to that, the Company leased its Palo Alto store directly from Randolph K. Repass. The Company also leases its store in New Bedford, Massachusetts from a corporation of which Mr. Repass’ brother is the President and his father is a member of the board of directors and a major stockholder. In addition, the Company leases its Watsonville, California support center and its stores in Santa Cruz, California and Braintree, Massachusetts from three partnerships. Mr. Repass is a general partner of each partnership and, together with certain members of his family, owns substantially all of the partnership interests in such partnerships. Geoffrey A. Eisenberg, the Company’s Chief Executive Officer, is a 7.5% limited partner in the two partnerships from which the Company leases its Watsonville, California support center and its store in Santa Cruz, California. Pursuant to these leases, West Marine paid rent to the above-related parties during fiscal years 2010, 2009 and 2008 in the aggregate amount of approximately $1.5 million, $1.6 million and $1.9 million, respectively. As of January 1, 2011, there were no amounts due from related parties.

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The aggregate minimum annual contractual payments under non-cancelable leases, reduced for sublease income, in effect at fiscal year-end 2010 were as follows (in thousands):

2011	$43,739
2012	38,135
2013	30,141
2014	24,837
2015	21,454
Thereafter	80,246

Minimum non-cancelable lease payments, net	$238,552

No assets of the Company were subject to capital leases at fiscal year-end 2010, 2009 and 2008. All but a limited number of the Company’s purchase commitments, which are not material, are cancelable without payment and, therefore, have been excluded from the table.

Following is a summary of rent expense by component (in thousands):

	2010	2009	2008
Minimum rent	$44,273	$43,826	$51,927
Percent rent	87	98	114
Sublease income	(68)	(76)	(89)
Rent paid to related parties	1,528	1,608	1,851

Total rent expense	$45,820	$45,456	$53,803

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

In addition, the Company is subject to various routine and non-routine reviews, audits and investigations by various federal and state governmental regulators, including customs, environmental and tax authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes, penalties, interest or the revision and recoupment of past payments made based on audit findings. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company believes it has adequately provided for obligations that would result from these legal and sales and use tax proceedings where it is probable it will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome. The Company is currently under audit for sales taxes in several jurisdictions. The tax periods open to examination by the major taxing jurisdictions for sales and use taxes are fiscal 2001 through fiscal 2009. Management believes

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the ultimate resolution of these matters will not have a material effect on the Company’s future financial condition or results of operations. Additionally, U.S. Customs and Border Protection (“CBP”) performed a “focused assessment” of the Company’s import practices and procedures for fiscal 2008. In preparing for the focused assessment, the Company found certain adjustments to duties owed relating to imported goods, submitted a voluntary prior disclosure relating to import trade activity covering fiscal years 2005 through 2009 to the agency identifying certain underpayments, and the Company has reflected in its consolidated financial statements the duties not paid as a result of these adjustments. Following an exit conference with CBP at the end of September 2010, CBP informed the Company that CBP had identified deficiencies in the area of product classification and Australia Free Trade and requested that the Company evaluate any additional duties owed related to these areas. During fiscal 2010, the Company implemented improvements in processes and procedures in areas where underpayments were found and recorded an accrual, which amount was not material to the Company’s financial statements. Currently, CBP is auditing the remedial measures for correctness and effectiveness and the Company is awaiting final determination of whether the additional amounts accrued for duties and fees are acceptable to CBP. At this time, the Company does not believe that any deficiencies in processes or controls, or unanticipated costs or unpaid duties associated with this matter, individually or in the aggregate, will have a material adverse effect on our results of operations.

NOTE 8: INCOME TAXES

Following is a summary of the (benefit) provision for income taxes (in thousands):

	2010	2009	2008
Currently payable:
Federal	$1,379	$(2,828)	$(1,028)
State	341	463	358
Foreign	125	108	20

	1,845	(2,257)	(650)

Deferred:
Federal	(996)	(371)	11,775
State	—	—	2,405
Foreign	171	(209)	—

	(825)	(580)	14,180

Income tax (benefit) expense	$1,020	$(2,837)	$13,530

Following is a summary of the difference between the effective income tax rate and the statutory federal income tax rate:

	2010	2009	2008
Statutory federal tax rate	35.0%	35.0%	(35.0%)
State income taxes, net of federal tax benefit	1.6	7.2	(4.0)
Non-deductible permanent items	0.6	0.3	1.6
Valuation allowance reversal for prior-year carryback	—	(42.1)	—
Valuation allowance on net deferred tax assets	(33.4)	(40.3)	91.7
Uncertain tax positions	1.1	11.7	—
Other	2.3	(1.5)	(0.8)

Effective tax rate	7.2%	(29.7%)	53.5%

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are determined based upon the estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Following is a summary of the tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities (in thousands):

	2010	2009
Current:
Accrued expenses	$5,252	$6,581
Deferred compensation costs	1,873	1,498
Prepaid expenses	(1,551)	(1,638)
Capitalized inventory costs	999	805
Federal effect of state and foreign deferred items	(383)	(475)
Net operating loss carryforwards	—	206
Change in tax accounting method	(829)	—
Other	1,756	1,184

Total current	7,117	8,161

Non-current:
Deferred rent	2,001	2,119
Fixed assets	(3,487)	(2,114)
Intangible assets	4,691	5,421
Charitable contribution carryforward	504	583
Net operating loss carryforwards	2,961	5,277
State tax credits	5,302	5,259
Share-based compensation	2,145	1,460
Change in tax accounting method	(1,657)	—
Other	(1,298)	(2,391)

Total non-current	11,162	15,614

Valuation allowance	(16,874)	(23,195)

Total deferred tax assets	$1,405	$580

Net deferred tax assets were in the accompanying consolidated balance sheet, as follows (in thousands):

	2010	2009
Current deferred income taxes	$2,997	$1,299
Non-current (included in Deferred rent, and other)	(1,592)	(719)

Total deferred tax assets	1,405	580

A valuation allowance must be provided if, based on all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. Cumulative losses are a form of objective negative evidence that carries more weight than subjective positive evidence, such as forecasts. After examining all of the available evidence, both positive and negative, the Company determined that a valuation allowance is appropriate. The Company therefore recorded valuation allowances against its deferred tax assets of $16.9 million and $23.2 million at year end 2010 and 2009, respectively.

These valuation allowance adjustments have no impact on the Company’s cash flow or future prospects, nor do they alter the Company’s ability to utilize the underlying net operating losses and credit carryforwards for

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income tax purposes in the future, the utilization of which is limited to achieving future taxable income. When the Company’s results demonstrate a pattern of future profitability and reverse the cumulative loss trend that resulted in the Company providing for a valuation allowance against its deferred tax assets, such valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets. The Company considered whether the total mix of facts and circumstances would indicate that its partial valuation allowance should remain in place as of January 1, 2011. Given that the Company’s recent improved financial performance has been for a limited time period combined with the continued economic uncertainty with respect to the general state of the economy and rising fuel costs, the Company concluded that, while evidence related to current and future financial performance is improving, there remains sufficient economic uncertainty that it would be premature to assert that it is more likely than not that the Company will be able to utilize all net deferred tax assets and release some or all of the partial valuation allowance. Each quarter, the Company assesses the total weight of positive and negative evidence and evaluates whether release of all or any portion of the valuation allowance is appropriate.

At year-end 2009, the Company recognized $3.7 million in federal net operating losses through a carry-back from 2008 to the 2003 and 2004 years.

At year-end 2010, the Company had no federal income tax net loss carryforwards and $43.2 million for state income tax net loss carryforwards that expire between 2011 and 2029. In addition, the Company had California state enterprise zone credits of $3.6 million that may be used for an indefinite period of time and South Carolina tax credits of $1.7 million that expire between 2013 and 2017. These carryforwards are available to offset future state taxable income. At year-end 2010, the Company had foreign net loss carryforwards of $5.8 million that expire between 2011 and 2029.

Following is a summary of the change in valuation allowance (in thousands):

	2010	2009	2008
Valuation allowance—beginning of year	$23,195	$33,900	$10,719
Valuation allowance additions (reductions)	(6,321)	(10,705)	23,181

Valuation allowance—end of year	$16,874	$23,195	$33,900

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states, Puerto Rico and Canada. The federal statute of limitations for examination by authorities is open for the years 2003 through 2009, excluding tax year 2005. With few exceptions, the statute of limitations for state jurisdictions is open for the years 2006 through 2009. The statute of limitations for income tax return examinations is six years for Puerto Rico and seven years for Canada.

Unrecognized tax benefits activity for the fiscal years ending is summarized below (in thousands):

	2010	2009	2008
Unrecognized tax benefit—beginning of year	3,254	2,293	2,547
Additions based on tax positions related to the current year	—	57	67
Additions for tax positions of prior years	49	990	69
Reductions for tax positions of prior years	(4)	(27)	(78)
Settlements	(22)	(46)	(138)
Lapse of statutes of limitations	(9)	(13)	(174)

Unrecognized tax benefit—end of year	3,268	3,254	2,293

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the balance of unrecognized tax benefits at January 1, 2011 and January 2, 2010 are $2.9 million and $2.7 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate.

In 2010, additions to uncertain tax positions related to prior years amounted to less than $0.1 million. In 2009, additions to uncertain tax positions for prior years included $0.1 million for the opening of the statute of limitations for prior years related to a carryback of net operating losses allowable under new federal legislation. Also included in 2009 was a $0.4 million additional reserve for foreign transfer pricing as a result of the release of the valuation allowance in Puerto Rico. Prior year additions in 2009 also included $0.4 million related to the statute of limitations expiring on netted tax benefits. In 2008, the additions to uncertain tax positions for prior years of $0.1 million each related to open state tax audits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes. During fiscal year 2010, interest and penalties expense was $0.2 million, while in 2009, interest and penalties expense was $0.1 million. The Company recognized less than $0.1 million of interest expense in 2010. At January 1, 2011, the Company had accrued $0.4 million in interest and $0.1 million in penalties. The Company had accrued $0.3 million in interest and $0.1 million in penalties at January 2, 2010 and $0.2 million for the payment of interest and $0.1 million for the payment of penalties at January 3, 2009. The Company is unable to make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months nor can we make an estimate of the range of any potential changes to the unrecognized tax benefits.

NOTE 9: EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee’s contribution up to 5% of the employee’s annual compensation, subject to statutory limitations. The Company’s contributions to the plan were $0.6 million for fiscal years 2010, 2009 and 2008. Plan participants may choose from an array of mutual fund investment options. The plan does not permit investments in West Marine common stock.

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

In addition to the Company’s 10 stores located in Canada and three franchised stores located in Turkey (for more information, see Note 11), revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct Sales segment, the Company promotes and sells products internationally through both its websites and call center. The Company operates primarily in the United States with foreign revenues representing 5% or less of total net revenues during fiscal years 2010, 2009 and 2008, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.

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

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is financial information related to the Company’s business segments (in thousands):

	2010	2009	2008
Net revenues:
Stores	$560,482	$525,392	$551,815
Port Supply	28,309	28,936	39,483
Direct Sales	34,011	34,088	39,960

Consolidated net revenues	$622,802	$588,416	$631,258

Contribution:
Stores	$77,591	$64,239	$43,707
Port Supply	(2,809)	(1,736)	(1,359)
Direct Sales	5,942	6,829	5,659

Consolidated contribution	$80,724	$69,332	$48,007

Reconciliation of consolidated contribution to net income (loss):
Consolidated contribution	$80,724	$69,332	$48,007
Less:
Indirect costs of goods sold not included in consolidated contribution	(30,413)	(26,688)	(33,218)
General and administrative expense	(35,427)	(32,299)	(37,721)
Interest expense	(637)	(806)	(2,338)
Benefit (provision) for income taxes	(1,020)	2,837	(13,530)

Net income (loss)	$13,227	$12,376	$(38,800)

	2010	2009	2008
Assets:
Stores	$34,722	$37,659	$37,623
Port Supply	4,771	4,414	5,400
Direct Sales	112	412	808
Unallocated	269,281	249,752	270,761

Total assets	$308,886	$292,237	$314,592

Capital expenditures:
Stores	$10,246	$9,354	$9,383
Port Supply	—	26	984
Direct Sales	—	—	131
Unallocated	3,893	4,375	4,566

Total capital expenditures	$14,139	$13,755	$15,064

Depreciation and amortization:
Stores	$9,506	$10,385	$10,998
Port Supply	96	190	315
Direct Sales	229	324	493
Unallocated	5,095	6,131	6,974

Total depreciation and amortization	$14,926	$17,030	$18,780

WEST MARINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11: SUBSEQUENT EVENTS

On January 28, 2011, West Marine Products, Inc., a wholly-owned subsidiary of West Marine, Inc., and the landlord for our distribution center located in Hollister, California entered into a new lease agreement and addendum for the distribution center. The new lease commenced on February 4, 2011 and the former lease expired on February 3, 2011. The new lease term ends on October 2, 2021. The distribution center consists of approximately 240,000 square feet of usable building space. The base rent is fixed at $0.9 million per year; however, the rent is abated for the period commencing February 4, 2011 through September 30, 2011. The Company will realize an aggregate savings in reduced rent from the prior lease of $0.6 million over the initial term of the new lease. As a result of the new lease, our related contractual obligation will increase by $0.2 million for fiscal year 2011, by $0.9 million for each fiscal year between 2012 through 2015, and $5.1 million for fiscal years 2016 and thereafter.

The Company is in discussions with the franchisee in Turkey to voluntarily terminate the franchise, possibly in April 2011. However, management expects the former franchise partner will continue to purchase marine-related products through West Marine’s Port Supply division. The royalties received from this franchisee were immaterial to the Company’s results of operations in all periods presented.

NOTE 12: QUARTERLY FINANCIAL DATA

(Unaudited and in thousands, except per share data)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$109,559	$233,390	$172,544	$107,309
Gross profit	25,037	82,487	49,574	18,543
Selling, general and administrative expense	34,510	46,226	41,817	38,284
Income (loss) from operations	(9,365)	36,158	7,787	(19,695)
Net income (loss)	(9,532)	35,118	7,426	(19,785)
Net income (loss) per share:
Basic	$(0.43)	$1.56	$0.33	$(0.88)
Diluted	(0.43)	1.52	0.32	(0.88)
Stock trade price:
High	$11.70	$13.05	$11.48	$11.05
Low	8.16	9.44	8.42	8.99

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$100,965	$215,371	$168,154	$103,926
Gross profit	21,911	73,093	47,451	18,460
Selling, general and administrative expense	36,884	40,529	38,618	36,272
Income (loss) from operations	(15,050)	32,590	9,052	(16,247)
Net income (loss)	(15,778)	32,488	8,473	(12,807)
Net income (loss) per share:
Basic	$(0.71)	$1.46	$0.38	$(0.57)
Diluted	(0.71)	1.46	0.38	(0.57)
Stock trade price:
High	$5.75	$6.25	$9.50	$8.20
Low	3.80	4.95	5.48	6.88

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of January 1, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 1, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 annual meeting of stockholders.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1 & 2.	Reports of Independent Registered Public Auditing Firm

Consolidated Balance Sheets as of fiscal year-end 2010 and 2009

Consolidated Statements of Operations for fiscal years 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for fiscal years 2010, 2009 and 2008

Consolidated Statements of Cash Flows for fiscal years 2010, 2009 and 2008

Notes to Consolidated Financial Statements

3.	Exhibits:

Exhibit Index

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K for the year ended January 3, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Current Report on Form 8-K, dated March 8, 2007 and filed with the Commission on March 13, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1	Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.2*	West Marine, Inc. Omnibus Equity Incentive Plan dated May 2008, (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated May 21, 2008 and filed on May 22, 2008).

10.2.1*	Form of Notice of Grant of Stock Options and Option Agreement for Employees, effective as of June 1, 2007 (incorporated by reference to Exhibit 10.1.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.2.2*	Form of Notice of Grant of Stock Options for Non-Employee Directors (incorporated by reference to Exhibit 10.3.2 to West Marine’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.2.3*	Notice to holders of West Marine, Inc. stock options regarding accelerated vesting (incorporated by reference to Exhibit 10.4 to West Marine, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed on December 29, 2005).

10.3*	West Marine, Inc. Associates Stock Buying Plan, as amended and restated effective November 1, 2009 (incorporated by reference to Exhibit 10.2 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2009).

10.4	Lease Agreement, dated as of January 28, 2011, by and between PanCal West Marine 287 LLC and West Marine Products, Inc., for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated January 28, 2011 and filed on January 31, 2011).

10.4.1	Addendum to Lessor, dated as of January 28, 2011, to the Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.2 to West Marine’s Current Report on Form 8-K dated January 28, 2011 and filed on January 31, 2011).

10.5	Lease Agreement, dated as of March 11, 1997, between Cabot Industrial Venture A, LLC, as successor to Cabot Industrial Properties, L.P., as successor to W/H No. 31, L.L.C, and West Marine, Inc., for the Rock Hill, South Carolina distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).

10.5.1	First Amendment, dated as of August 11, 1998, to the Lease Agreement for the Rock Hill, South Carolina distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.1 to West Marine’s Annual Report on Form 10-K for the year ended December 29, 2001).

Exhibit Number	Exhibit

10.5.2	Second Amendment, dated as of April 18, 2000, to the Lease Agreement for the Rock Hill, South Carolina distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.2 to West Marine’s Quarterly Report on Form 10-K for the year ended December 29, 2001).

10.5.3	Third Amendment, dated as of July 26, 2004, to the Lease Agreement for the Rock Hill, South Carolina distribution facility (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated October 4, 2004 and filed on October 8, 2004).

10.6	Lease Agreement, dated as of June 26, 1997, by and between Watsonville Freeholders and West Marine Products Inc., for the Watsonville, California offices and other agreements thereto (incorporated by reference to Exhibit 10.14 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.6.1	First Amendment of Lease, dated as of July 27, 2005, to the Lease Agreement for the Watsonville, California offices (incorporated by reference to Exhibit 10.14 to West Marine, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed on July 28, 2005).

10.6.2	Second Amendment of Lease, dated as of December 22, 2005, to the Lease Agreement for the Watsonville, California offices (incorporated by reference to Exhibit 10.3 to West Marine, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed on December 29, 2005).

10.6.3	Third Amendment of Lease, dated as of November 30, 2006, to the Lease Agreement for the Watsonville, California offices (incorporated by reference to Exhibit 10.4 to West Marine, Inc.’s Current Report on Form 8-K dated July 29, 2009 and filed on July 30, 2009).

10.6.4	Fourth Amendment of Lease, dated as of July 29, 2009, to the Lease Agreement for the Watsonville, California offices (incorporated by reference to Exhibit 10.5 to West Marine, Inc.’s Current Report on Form 8-K dated July 29, 2009 and filed on July 30, 2009).

10.7	Amended and Restated Loan and Security Agreement, dated as of August 23, 2010, by and among West Marine Products, Inc., each of the other persons that are signatories thereto as borrowers, each of the persons that are signatories thereto as guarantors, the lenders that are signatories thereto, Wells Fargo Retail Finance, LLC, as agent for the lenders, and Wells Fargo Capital Finance, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated August 23, 2010 and filed on August 27, 2010).

10.7.1	Loan and Security Agreement dated as of December 29, 2005, among West Marine Products, Inc., each of the persons identified as borrowers, and each of the persons identified as guarantors and each of the persons identified as lenders (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 29, 2005 and filed on January 4, 2006).

10.8	Marketing Agreement, dated as of January 14, 2003, by and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.8.1	Amendment, dated as of April 7, 2005, to Marketing Agreement, dated as of January 14, 2003, by and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1.1 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005).

10.9*	Letter Agreement, dated as of December 10, 2007, by and between West Marine, Inc. and Geoffrey A. Eisenberg (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 10, 2007 and filed on December 14, 2007).

Exhibit Number	Exhibit

10.9.1*	Confidentiality and Non-Solicitation Agreement, dated as of December 14, 2007, by and between West Marine, Inc. and Geoffrey A. Eisenberg (incorporated by reference to Exhibit 10.2 to West Marine’s Current Report on Form 8-K dated December 10, 2007 and filed on December 14, 2007).

10.9.2*	First Amendment to Letter Agreement, dated as of November 7, 2008, by and between West Marine, Inc. and Geoffrey A. Eisenberg (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated November 7, 2008 and filed on November 13, 2008).

10.10*	Executive Employment Agreement, dated as of December 11, 2006, by and among West Marine, Inc., West Marine Products, Inc. and Thomas Moran (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 11, 2006 and filed on December 12, 2006).

10.10.1*	First Amendment to Executive Employment Agreement, dated as of September 27, 2007, by and among West Marine, Inc., West Marine Products, Inc. and Thomas Moran (incorporated by reference to Exhibit 10.2 to West Marine’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).

10.11*	Executive Termination Compensation Agreement, dated as of September 9, 2004, by and between West Marine, Inc. and Bruce Edwards (incorporated by reference to Exhibit 10.15 of West Marine’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.12*	Offer Letter, dated as of February 7, 2006, to Ronald Japinga from West Marine, Inc. (incorporated by reference to Exhibit 10.3 of West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.12.1*	Executive Termination Compensation Agreement, dated as of February 13, 2006, by and between West Marine, Inc. and Ronald Japinga. (incorporated by reference to Exhibit 10.4 of West Marine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

21.1	List of Subsidiaries.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2011	WEST MARINE, INC.

	By:	/s/ GEOFFREY A. EISENBERG
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
March 14, 2011

/s/ THOMAS R. MORAN
Thomas R. Moran
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 14, 2011

/s/ RANDOLPH K. REPASS
Randolph K. Repass
Chairman of the Board and Director
March 14, 2011

/s/ DENNIS MADSEN
Dennis Madsen
Director
March 14, 2011

/s/ DAVID MCCOMAS
David McComas
Director
March 14, 2011

/s/ BARBARA RAMBO
Barbara Rambo
Director
March 14, 2011

/s/ ALICE M. RICHTER
Alice M. Richter
Director
March 14, 2011

/s/ PETER ROY
Peter Roy
Director
March 14, 2011