Form 10-Q
period 2011-04-02
WEST MARINE INC
filed 2011-05-09
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

At April 29, 2011, the number of shares outstanding of the registrant’s common stock was 22,663,188.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 2, 2011, JANUARY 1, 2011 AND APRIL 3, 2010

(Unaudited and in thousands, except share data)

	April 2, 2011	January 1, 2011	April 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,068	$22,019	$8,246
Trade receivables, net	6,793	5,605	7,525
Merchandise inventories	247,694	201,588	242,809
Deferred income taxes	3,151	2,997	1,299
Other current assets	19,341	16,739	23,514

Total current assets	279,047	248,948	283,393
Property and equipment, net	57,577	56,483	55,051
Intangibles, net	69	78	106
Other assets	3,314	3,377	2,454

TOTAL ASSETS	$340,007	$308,886	$341,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,721	$29,403	$51,768
Accrued expenses and other	38,848	42,929	41,748
Current portion of long-term debt	—	—	39,065

Total current liabilities	93,569	72,332	132,581
Long-term debt	21,071	—	—
Deferred rent and other	15,291	14,793	12,807

Total liabilities	129,931	87,125	145,388

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 22,693,437 shares issued and 22,662,547 shares outstanding at April 2, 2011; 22,656,083 shares issued and 22,625,193 shares outstanding at January 1, 2011; and 22,441,130 shares issued and 22,410,240 shares outstanding at April 3, 2010	23	23	22
Treasury stock	(385)	(385)	(385)
Additional paid-in capital	182,697	181,891	178,487
Accumulated other comprehensive loss	(895)	(749)	(729)
Retained earnings	28,636	40,981	18,221

Total stockholders’ equity	210,076	221,761	195,616

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$340,007	$308,886	$341,004

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED APRIL 2, 2011 AND APRIL 3, 2010

(Unaudited and in thousands, except per share data)

	13 Weeks Ended
	April 2, 2011	April 3, 2010
Net revenues	$113,817	$109,559
Cost of goods sold	89,136	84,522

Gross profit	24,681	25,037
Selling, general and administrative expense	36,871	34,510
Store closures and other (recoveries) restructuring costs	(77)	(108)

Loss from operations	(12,113)	(9,365)
Interest expense	167	105

Loss before income taxes	(12,280)	(9,470)
Provision for income taxes	65	62

Net loss	$(12,345)	$(9,532)

Net loss per common and common equivalent share -
Basic and diluted	$(0.55)	$(0.43)
Weighted average common and common equivalent shares outstanding -
Basic and diluted	22,639	22,359

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE 13 WEEKS ENDED APRIL 2, 2011 AND APRIL 3, 2010

(Unaudited and in thousands)

	13 Weeks Ended
	April 2, 2011	April 3, 2010
OPERATING ACTIVITIES:
Net loss	$(12,345)	$(9,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,507	3,964
Share-based compensation	570	603
Tax benefit from equity issuance	52	—
Excess tax deficiency from share-based compensation	(52)	(35)
Deferred income taxes	(1)	—
Provision for doubtful accounts	26	50
Lower of cost or market inventory adjustments	1,487	1,133
Gain on asset disposals	(4)	(2)
Changes in assets and liabilities:
Trade receivables	(1,214)	(2,009)
Merchandise inventories	(47,593)	(47,310)
Other current assets	(2,602)	(3,709)
Other assets	(147)	(459)
Accounts payable	26,061	18,867
Accrued expenses and other	(4,081)	(1,621)
Deferred items and other non-current liabilities	345	874

Net cash used in operating activities	(35,991)	(39,186)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	13	4
Purchases of property and equipment	(5,262)	(2,359)

Net cash used in investing activities	(5,249)	(2,355)

FINANCING ACTIVITIES:
Borrowings on line of credit	22,543	40,862
Repayments on line of credit	(1,472)	(1,797)
Proceeds from exercise of stock options	184	425
Excess tax benefit from share-based compensation	52	35

Net cash provided by financing activities	21,307	39,525

Effect of exchange rate changes on cash	(18)	(17)
NET DECREASE IN CASH	(19,951)	(2,033)
CASH AT BEGINNING OF PERIOD	22,019	10,279

CASH AT END OF PERIOD	$2,068	$8,246

Other cash flow information:
Cash paid for interest	$88	$8
Cash paid for income taxes	160	230
Non-cash investing activities
Property and equipment additions in accounts payable	722	604

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended April 2, 2011 and April 3, 2010

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at April 2, 2011 and April 3, 2010, and the interim results of operations for the 13-week periods and cash flows for the 13-week periods then ended, have been included.

The condensed consolidated balance sheet at January 1, 2011 presented herein has been derived from the audited consolidated financial statements of the Company for the year then ended that was included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011 (the “2010 Form 10-K”). These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended January 1, 2011 that were included in the 2010 Form 10-K.

Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 1, 2011. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended April 2, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 31, 2011. Historically, the Company’s revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of our retail markets.

The Company’s fiscal year consists of 52 weeks, ending on the Saturday closest to December 31. The 2011 fiscal year and 2010 fiscal year consist of the 52 weeks ending on December 31, 2011 and January 1, 2011, respectively. All quarters of both fiscal years 2011 and 2010 consist of 13 weeks. All references to years relate to fiscal years rather than calendar years.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of January 1, 2011, $20.0 million of the Company’s cash equivalents consisted of a money market deposit account and is classified within Level 1 because it is valued using quoted market prices. As of April 2, 2011 and April 3, 2010, the Company did not have any Level 1 cash equivalents.

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

The Company’s effective income tax rate for the 13-week period ended April 2, 2011 was 0.5%, which resulted in expense of $0.1 million, while the effective tax rate for the 13-week period ended April 3, 2010 was 0.7%, which also resulted in expense of $0.1 million.

Under GAAP, when the Company’s results demonstrate a pattern of future profitability and reverse the cumulative loss trend that resulted in the Company providing for a valuation allowance against its deferred tax assets, such valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets. The Company considered whether the total mix of facts and circumstances would indicate that its partial valuation allowance should remain in place as of April 2, 2011. Given that the Company’s recent improved financial performance has been for a limited time period combined with the continued economic uncertainty with respect to the general state of the economy and rising fuel costs, the Company concluded that, while evidence related to current and future financial performance is improving, there remains sufficient economic uncertainty that it would be premature to assert that it is more likely than not that the Company will be able to utilize all net deferred tax assets and release some or all of the partial valuation allowance. Each quarter, the Company will assess the total weight of positive and negative evidence in accordance with GAAP and evaluate whether release of all or any portion of the remaining valuation allowance is appropriate.

NOTE 3: SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense of $0.6 million for each of the 13-week periods ended April 2, 2011 and April 3, 2010, the majority of which was recorded as selling, general and administrative expense. The tax benefit associated with share-based compensation expense for the 13-week period ended April 2, 2011 was $0.1 million, which was recognized as an excess tax benefit in additional paid-in capital. The tax benefit associated with share-based compensation expense for the 13-week period ended April 3, 2010 was not significant.

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

In addition to the Company’s 10 stores located in Canada and the three franchised stores located in Turkey, revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct Sales segment, the Company promotes and sells products internationally through both its website and call center. The Company operates primarily in the United States with foreign revenues representing 5% or less of total net revenues during each of the 13-week periods ended April 2, 2011 and April 3, 2010, and foreign long-lived assets totaling less than 2% of long-lived assets at each of these dates.

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

Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended
	April 2, 2011	April 3, 2010
Net revenues:
Stores	$100,158	$96,362
Direct Sales	7,164	6,491
Port Supply	6,495	6,706

Consolidated net revenues	$113,817	$109,559

Contribution:
Stores	$519	$2,454
Direct Sales	1,017	1,322
Port Supply	(881)	(645)

Consolidated contribution	$655	$3,131

Reconciliation of consolidated contribution to net loss:
Consolidated contribution	$655	$3,131
Less:
Indirect costs of goods sold not included in consolidated contribution	(5,493)	(5,377)
General and administrative expense	(7,275)	(7,119)
Interest expense	(167)	(105)
Provision for income taxes	(65)	(62)

Net loss	$(12,345)	$(9,532)

	13 Weeks Ended
	April 2, 2011	April 3, 2010
Assets:
Stores	$32,863	$35,357
Port Supply	6,252	6,513
Direct Sales	686	1,425
Unallocated	300,206	297,709

Total assets	$340,007	$341,004

Capital expenditures:
Stores	$4,005	$1,617
Port Supply	—	—
Direct Sales	—	—
Unallocated	1,257	742

Total capital expenditures	$5,262	$2,359

Depreciation and amortization:
Stores	$2,315	$2,556
Port Supply	12	31
Direct Sales	34	68
Unallocated	1,146	1,309

Total depreciation and amortization	$3,507	$3,964

NOTE 5: COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss includes income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity. The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments for all periods presented, and did not differ significantly from the reported net loss.

NOTE 6: CONTINGENCIES

The Company is party to various legal and administrative proceedings, claims and litigation arising from normal business activities. We believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

NOTE 7: STORE CLOSURE AND OTHER RESTRUCTURING COSTS

Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities. Severance benefits are detailed in approved severance plans, which are specific as to number, position, location and timing. In addition, severance benefits are communicated in specific detail to affected employees and are unlikely to change when costs are recorded. Costs are recognized over the period in which services are rendered, otherwise they are recognized when they are communicated to the employees. Other associated costs, such as legal and professional fees, are expensed as incurred.

During the 13-week period ended April 2, 2011, the Company reduced reserves by $0.1 million for lease contract termination obligations and other store closure costs due to favorable lease negotiations. Accrued liabilities related to costs associated with restructuring activities outstanding as of April 2, 2011 were $1.8 million.

Costs and obligations (included in “Accrued liabilities” in the Company’s condensed consolidated balance sheets) recorded by the Company in 2011, 2010 and 2009 in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Beginning balance, January 3, 2009	$1,069	$8,000	$9,069
Reduction in charges	(158)	(1,588)	(1,746)
Payments	(321)	(2,476)	(2,797)

Ending balance, January 2, 2010	$590	$3,936	$4,526
Reduction in charges	(45)	(216)	(261)
Payments	(252)	(1,771)	(2,023)

Ending balance, January 1, 2011	$293	$1,949	$2,242
Reduction in charges	(1)	(76)	(77)
Payments	(76)	(269)	(345)

Ending balance, April 2, 2011	$216	$1,604	$1,820

NOTE 8: NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if unvested restricted shares vest and outstanding options to purchase common stock were exercised. Options to purchase approximately 1.3 million and 1.7 million shares of common stock that were outstanding for the quarters ended April 2, 2011 and April 3, 2010, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.

The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	April 2, 2011		April 3, 2010
	Shares	Net Loss Per Share	Shares	Net Loss Per Share
Basic	22,639	$(0.55)	22,359	$(0.43)
Effect of dilutive stock options	—	—	—	—

Diluted	22,639	$(0.55)	22,359	$(0.43)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of April 2, 2011 and April 3, 2010, and the related condensed consolidated statements of operations and cash flows for the 13-week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Marine, Inc. and subsidiaries as of January 1, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 1, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

San Francisco, California

May 9, 2011

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2011 (the “2010 Form 10-K”). All references to the first quarter of 2011 mean the 13-week period ended April 2, 2011, and all references to the first quarter of 2010 mean the 13-week period ended April 3, 2010. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview

West Marine is the largest boating supply retailer in the world. We have three reportable segments — Stores, Port Supply (wholesale) and Direct Sales (Internet and call center) — all of which sell aftermarket recreational boating supplies directly to our customers. At the end of the first quarter of 2011, we offered our products through 325 company-operated stores in 38 states, Puerto Rico and Canada and three franchised stores located in Turkey, on the Internet and through our call center channel. During the first quarter of 2011, we were in discussions with the franchisee in Turkey about the possibility of terminating the franchise; however, we have mutually agreed to continue our current relationship with the franchisee. We also are engaged, through our Port Supply division, in our stores and on the Internet, in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations (including valuation adjustments and capitalization of indirect costs), vendor allowances receivable, costs associated with exit activities (e.g., store closures), impairment of long-lived assets, deferred tax assets and applicable valuation allowance, liabilities for self-insurance or high-deductible losses, and share-based compensation. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Form 10-K. The following discussion and analysis should be read in conjunction with such description of critical accounting policies and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Results of Operations

The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended
	April 2, 2011	April 3, 2010
Net revenues	100.0%	100.0%
Cost of goods sold	78.3	77.1

Gross profit	21.7	22.9
Selling, general and administrative expense	32.4	31.5
Store closures and other (recoveries) restructuring costs	(0.1)	(0.1)

Loss from operations	(10.6)	(8.5)
Interest expense	0.2	0.1

Loss before income taxes	(10.8)	(8.6)
Provision for income taxes	0.0	0.1

Net loss	(10.8)%	(8.7)%

Thirteen Weeks Ended April 2, 2011 Compared to Thirteen Weeks Ended April 3, 2010

Net revenues for the first quarter of 2011 were $113.8 million, an increase of $4.3 million, or 3.9%, compared to net revenues of $109.6 million in the first quarter of 2010, primarily due to a $2.4 million increase in comparable store sales and $6.7 million in sales attributable to stores opened in 2010 and the first quarter of 2011, partially offset by the impact of stores closed during the same periods, which effectively reduced net revenues by $4.9 million. The majority of these closures occurred in connection with our ongoing real estate optimization program to evolve to fewer, larger stores. Another driver of the sales growth was gains in sales to wholesale customers through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. In certain markets, our larger stores serve as mini-distribution centers that offer better assortments, convenience and competitive pricing with better service and more delivery options for wholesale customers. During the quarter we saw increased sales of higher-ticket but lower-margin items, such as electronics, and lower sales of higher-margin maintenance-related items, with the latter primarily resulting from inclement weather in most of the country during the first quarter that caused a delay in the start of the key boating season as compared to last year. We had 325 company-operated stores and three franchised stores in Turkey open at the end of the first quarter of 2011 compared to 334 company-operated stores and two franchise stores in Turkey at the end of the first quarter of 2010.

Net revenues attributable to our Stores segment increased $3.8 million to $100.2 million in the first quarter of 2011, a 3.9% increase compared to the first quarter of 2010. The primary driver of the higher revenues was an increase in comparable store sales of 2.7%, or $2.4 million, for the first quarter of 2011 versus last year and $6.7 million in sales from stores opened in 2010 and the first quarter of 2011, partially offset by $4.9 million from the impact of stores closed during the same periods. Wholesale (Port Supply) net revenues through our distribution centers decreased $0.2 million, or 3.1%, to $6.5 million in the first quarter of 2011 compared to 2010, primarily due to a shift in sales to Port Supply customers through the Stores segment. Net revenues in our Direct Sales segment increased $0.7 million, or 10.4%, to $7.2 million in the first quarter of 2011, compared to 2010 with higher traffic resulting in sales increases from both domestic and international customers.

Gross profit decreased by $0.3 million, or 1.4%, to $24.7 million in the first quarter of 2011, compared to $25.0 million for the same period last year. Gross profit decreased as a percentage of net revenues to 21.7% in the first quarter of 2011, compared to 22.9% for the same period last year, primarily due to a 1.2% decrease in raw product margin driven by a sales mix shift to higher-priced, lower-margin items, such as electronics, and away from higher-margin maintenance-related items.

Selling, general and administrative expense increased by $2.4 million, or 6.8%, to $36.9 million in the first quarter of 2011, compared to $34.5 million for the same period last year. Selling, general and administrative expense increased as a percentage of net revenues to 32.4% in the first quarter of 2011, compared to 31.5% for the same period last year. The increase in selling, general and administrative expense primarily was due to a $0.7 million increase in marketing expenses supporting higher revenues and additional catalog circulations, a $0.7 million increase in support expense as we invest in our new point of sale and order entry systems, a $0.5 million increase in health care benefits costs and a $0.4 million increase in higher costs associated with opening new stores.

Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary. Our effective income tax rate for the 13-week period ended April 2, 2011 was 0.5%, which resulted in expense of $0.1 million, while the effective tax rate for the 13-week period ended April 3, 2010 was 0.7%, which also resulted in expense of $0.1 million. Income taxes in both years reflect the impact of having a partial valuation allowance in place against our deferred tax assets. See Note 2 to our condensed consolidated financial statements contained in this report.

Net loss for the first quarter of 2011 was $12.3 million compared to a net loss of $9.5 million for the first quarter of 2010.

Liquidity and Capital Resources

We ended the first quarter of 2011 with $2.1 million of cash, a decrease from $8.2 million at the end of the first quarter of 2010. Working capital, the excess of current assets over current liabilities, increased to $185.5 million at the end of the first quarter, compared with $150.8 million for the same period last year. The increase in working capital primarily was attributable to the classification of amounts borrowed under our new credit facility as long-term debt, as compared to last year when borrowings were classified as a current liability because our old credit facility expired before the end of 2010. Higher inventory and lower accrued expenses versus the same period last year also contributed to higher working capital. The higher inventory was driven by higher inventory receipts during the last several weeks of the quarter versus the first quarter last year. The year-over-year decrease in accrued expenses was related to the continued decrease over time for charges relating to fiscal 2008 store closures and restructuring activities.

Operating Activities

During the first quarter of 2011, net cash used in operating activities was $36.0 million, compared to $39.2 million of cash used in operating activities during the same period last year. Net cash used in operating activities decreased year-over-year by $3.2 million, which primarily was driven by a $7.2 million increase in the change in accounts payable partly offset by the $2.8 million larger net loss for the first quarter of 2011 compared to the first quarter of last year. The accounts payable increase was driven by higher inventory receipts occurring later during the first quarter compared to the same period last year. The increased inventory receipts were driven by our strategy to bring in additional inventory earlier in the season to bolster in-stock levels to help fulfill customer needs and position ourselves to maximize sales as boaters prepare for the prime boating season.

Investing Activities

We spent $5.2 million on capital expenditures during the first quarter of 2011, which was a $2.8 million increase from the prior year period. During the first quarter of 2011, we opened one standard-format and one flagship store compared to two large stores during the first quarter of 2010. During the remaining nine months of 2011, we expect to spend approximately $15.0 million on additional capital expenditures mainly for store development or real estate optimization plan activities, as well as for information technology enhancements, including our new point of sale and order entry systems.

Financing Arrangements

Net cash provided by financing activities was $21.3 million for the first quarter of 2011, primarily driven by net borrowings under our credit facility.

In August 2010, we entered into a four-year amended and restated loan and security agreement pursuant to which we have up to $140.0 million in borrowing capacity. At our option and subject to certain conditions set forth in the loan agreement, we may increase our borrowing capacity up to an additional $25.0 million during the term. The amount available to be borrowed is based on a percentage of certain of our inventory (excluding capitalized indirect costs) and accounts receivable. This loan agreement amended and superseded our previous loan and security agreement that would have expired at the end of last year.

The revolving credit facility is guaranteed by West Marine, Inc. and West Marine Canada Corp. (an indirect subsidiary of West Marine, Inc.) and secured by a security interest in all of our accounts receivable and inventory, certain other related assets, and all proceeds thereof. The revolving credit facility is available for general working capital and general corporate purposes.

At our election, borrowings under the revolving credit facility will bear interest at one of the following options: (1) the prime rate, which is defined in the loan agreement as the highest of (a) the federal funds rate, as in effect from time to time, plus one-half of one percent; (b) the LIBOR rate for a one-month interest period plus one percent, or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”; or (2) the LIBOR rate quoted by the British Bankers Association for the applicable interest period. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility, and the margin range is between 1.5% and 2.0% for option (1) and between 2.5% and 3.0% for option (2). The loan agreement also imposes a commitment fee on the unused portion of the revolving credit facility available. For the first quarter of 2011 and 2010, the weighted-average interest rate on all of our outstanding borrowings was 3.0% and 1.4%, respectively.

Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. These events of default include, after the expiration of any applicable grace periods, payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults (other than under the loan agreement), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, change of control and other customary defaults. A default under our loan agreement also could significantly and adversely affect our ability to obtain additional or alternative financing. As of April 2, 2011, we were in compliance with the covenants under our loan agreement.

At April 2, 2011, we had $21.1 million of outstanding borrowings under the revolving credit facility bearing interest at rates of 2.8% to 4.8%, and $111.8 million available for future borrowings. At April 2, 2011, the calculated borrowing base was $154.0 million, which exceeded the maximum borrowing capacity of $140.0 million. At April 3, 2010, we had $39.1 million of outstanding borrowings bearing interest at rates from 1.2% to 3.0% and $113.8 million available to be borrowed. At April 2, 2011 and April 3, 2010, we had $7.1 million and $5.6 million, respectively, of outstanding commercial and stand-by letters of credit.

Our borrowing base at April 2, 2011 and April 3, 2010 consisted of the following (in millions):

	April 2, 2011	April 3, 2010
Accounts receivable availability	$7.6	$9.2
Inventory availability	169.7	167.8
Less: reserves	(6.2)	(5.7)
Less: minimum availability	(17.1)	(12.8)
Less: suppressed availability	(14.0)	—

Total borrowing base	$140.0	$158.5

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$21.1	$39.1
Outstanding letters of credit	7.1	5.6

Total obligations	$28.2	$44.7

Accordingly, our availability as of April 2, 2011 and April 3, 2010, respectively, was (in millions):

Total borrowing base	$140.0	$158.5
Less: obligations	(28.2)	(44.7)

Total availability	$111.8	$113.8

Off-Balance Sheet Arrangements

Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of April 2, 2011, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2 –Properties and Note 7 to the consolidated financial statements in the 2010 Form 10-K.

Seasonality

Historically, our business has been highly seasonal. In 2010, approximately 65% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.

Business Trends

Our research and experience indicates that the U.S. boating industry experienced a down cycle in 2009, as evidenced by lower sales in each of our business segments during that year, lower new and used boat sales, and declines in boat registrations in key states. Early in 2010, we began to see signs that customers were preparing their boats for usage, we also saw recovery in demand for our higher-priced items, such as electronics. As we progressed through 2010, we observed that proportionately more sales growth was coming from our Port Supply wholesale business, particularly in sales to Port Supply customers through our stores. These particular sales increases allowed us to leverage our relatively fixed store occupancy expenses. In 2010, we experienced favorable weather conditions throughout most of the boating season; however, we believe there was a general softening in the boating equipment market after the Fourth of July. During the first quarter of 2011, we saw a decline in gross profit primarily as a result of lower product margins due to a sales mix shift toward lower-margin items, such as electronics, and away from higher-margin maintenance related items. We believe this shift was caused by inclement weather in most of the country during the first quarter, which did not prompt boaters to prepare for the key boating season as early as they did last year, when better weather prevailed during the first quarter. We saw encouraging signs in the first quarter of 2011, including strength in the Southeastern part of the country, which was less affected by weather. We are monitoring the impact of the slower start in ramping up for our busiest season during the first quarter, as well as the impact of rising fuel costs.

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

Although we believe we have seen some recent recovery in customer boat usage and demand for higher-priced items, we believe that the ongoing uncertainty in economic conditions has had, and will continue to have, an adverse impact on discretionary consumer spending in an already challenging climate for the boating industry, and we believe that economic uncertainty could continue to have an impact on our sales, with corresponding risks to our earnings and cash flow in 2011 (see the “Fiscal 2010 Compared with Fiscal 2009 — Segment Revenues” discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Form 10-K). Therefore, we will continue to control expense growth and maximize cash flow by:

•	controlling our operating expenses through variable expense management, as well as reengineering and streamlining business processes;

•	continuing to improve the quality of our inventory by tightly controlling overstocked or discontinued goods;

•	proceeding with our ongoing real estate optimization program, evolving to having fewer but larger stores with anticipated improved store economics;

•	managing the business to the budget established for 2011, which continues our focus on expense control and our emphasis on working capital management; and

•	exploring additional methods and strategies to drive sales and market presence.

More broadly, in order to better meet the needs of our customers and provide a better customer experience, we have invested in a strategic project to replace our aging point-of-sale and order management systems. The new platform is intended to enable an integrated cross-channel selling experience for the customer, including faster sales checkout, improved product search capability, integrated customer information and order management, and simplified policy application. This system is currently in its initial pilot phase and we anticipate launching the system in 2011. While we are approaching this project in a measured and methodical manner, the precise timing for company-wide roll-out of the system can not be determined, and the integrity and efficiency of the system are not assured, at this time.

Internet Address and Access to SEC Filings

Our Internet address is www.westmarine.com. Interested readers may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in the “Investor Relations” portion of our website as well as through the Securities and Exchange Commission’s website, www.sec.gov.

Forward-Looking Statements

All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives and business strategies, including our ability to continue to invest in inventory, maintain in-stock levels and improve financial performance; to experience increased sales of higher-margin items relative to lower-margin items; to control operating expenses in a challenging environment; to successfully execute our real estate optimization program; and to develop an expanded merchandise and private label assortment, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

West Marine’s operations could be adversely affected if the current soft economic conditions and the decreased spending in the boating industry continue or worsen, if fuel prices continue to rise, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in the 2010 Form 10-K, and those risks which may be described from time to time in West Marine’s other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to diminish our exposure to interest rate or currency rate risk, and we are not a party to any interest rate or currency rate risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in the 2010 Form 10-K.

Based on our operating results for the first quarter ended April 2, 2011, a 30-basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pre-tax income and cash flows by less than $0.1 million over the next year (see Note 5 to our consolidated financial statements in the 2010 Form 10-K).

A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $1.0 million over the next year.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of April 2, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are involved in various legal and administrative proceedings, claims and litigation arising in the ordinary course of business. There has been no material change in any of the matters set forth in Item 3 of the 2010 Form 10-K, and no new matters have commenced since the filing of the 2010 Form 10-K that would be required to be disclosed.

ITEM 1A – RISK FACTORS

We have included in Part I, Item 1A of the 2010 Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” These risk factors have not materially changed. Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – [REMOVED AND RESERVED]

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1		Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K filed March 18, 2004).

3.2		Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K filed March 13, 2007).

4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1		Lease Agreement, dated as of January 28, 2011, by and between PanCal West Marine 287 LLC and West Marine Products, Inc., for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated January 28, 2011 and filed on January 31, 2011).

10.2		Addendum to Lessor, dated as of January 28, 2011, to the Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.2 to West Marine’s Current Report on Form 8-K dated January 28, 2011 and filed on January 31, 2011).

10.3	*	West Marine, Inc. Executive Officer Severance Plan (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated March 16, 2011 and filed on March 22, 2011).

15.1		Letter regarding Unaudited Interim Financial Information.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2011	WEST MARINE, INC.

	By:	/s/ Geoffrey A. Eisenberg
Geoffrey A. Eisenberg
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer