Form 10-Q
period 2011-07-02
WEST MARINE INC
filed 2011-08-03
CIK 912833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

At July 25, 2011, the number of shares outstanding of the registrant’s common stock was 22,753,007.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 2, 2011, JANUARY 1, 2011 AND JULY 3, 2010

(Unaudited and in thousands, except share data)

	July 2, 2011	January 1, 2011	July 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,958	$22,019	$4,546
Trade receivables, net	8,428	5,605	8,702
Merchandise inventories	242,049	201,588	240,129
Deferred income taxes	7,204	2,997	1,299
Other current assets	21,091	16,739	20,493

Total current assets	290,730	248,948	275,169
Property and equipment, net	59,093	56,483	55,223
Long-term deferred taxes	10,314	—	—
Other assets	3,386	3,455	2,498

TOTAL ASSETS	$363,523	$308,886	$332,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,351	$29,403	$40,665
Accrued expenses and other	50,288	42,929	44,302
Current portion of long-term debt	—	—	2,500

Total current liabilities	93,639	72,332	87,467
Deferred rent and other	13,905	14,793	13,156

Total liabilities	107,544	87,125	100,623

Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 22,780,249 shares issued and 22,749,359 shares outstanding at July 2, 2011; 22,656,083 shares issued and 22,625,193 shares outstanding at January 1, 2011; and 22,530,782 shares issued and 22,499,892 shares outstanding at July 3, 2010	23	23	23
Treasury stock	(385)	(385)	(385)
Additional paid-in capital	183,853	181,891	179,752
Accumulated other comprehensive loss	(892)	(749)	(462)
Retained earnings	73,380	40,981	53,339

Total stockholders’ equity	255,979	221,761	232,267

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$363,523	$308,886	$332,890

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE 13 WEEKS AND 26 WEEKS ENDED JULY 2, 2011 AND JULY 3, 2010

(Unaudited and in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net revenues	$235,963	$233,390	$349,780	$342,949
Cost of goods sold	151,117	150,903	240,253	235,425

Gross profit	84,846	82,487	109,527	107,524
Selling, general and administrative expense	44,592	46,226	81,463	80,736
Store closures and other restructuring recoveries	(20)	(77)	(97)	(185)
Impairment of long-lived assets	28	180	28	180

Income from operations	40,246	36,158	28,133	26,793
Interest expense	273	156	440	261

Income before income taxes	39,973	36,002	27,693	26,532
Provision (benefit) for income taxes	(4,770)	884	(4,705)	946

Net income	$44,743	$35,118	$32,398	$25,586

Net income per share:
Basic	$1.97	$1.56	$1.43	$1.14
Diluted	$1.92	$1.52	$1.39	$1.12
Weighted average common and common equivalent shares outstanding:
Basic	22,711	22,465	22,675	22,412
Diluted	23,258	23,053	23,250	22,939

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED JULY 2, 2011 AND JULY 3, 2010

(Unaudited and in thousands)

	26 Weeks Ended
	July 2, 2011	July 3, 2010
OPERATING ACTIVITIES:
Net income	$32,398	$25,586
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,026	7,758
Impairment of long-lived assets	28	180
Share-based compensation	1,171	1,258
Tax benefit from equity issuance	103	140
Excess tax benefit from share-based compensation	(103)	(161)
Deferred income taxes	(16,107)	—
Provision for doubtful accounts	78	33
Lower of cost or market inventory adjustments	1,749	1,240
Loss (gain) on asset disposals	(23)	66
Changes in assets and liabilities:
Trade receivables	(2,901)	(3,169)
Merchandise inventories	(42,210)	(44,737)
Other current assets	(4,352)	(688)
Other assets	(224)	(153)
Accounts payable	15,069	7,735
Accrued expenses and other	7,353	933
Deferred items and other non-current liabilities	704	1,223

Net cash used in operating activities	(241)	(2,756)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	34	35
Purchases of property and equipment	(10,633)	(6,573)

Net cash used in investing activities	(10,599)	(6,538)

FINANCING ACTIVITIES:
Borrowings on line of credit	27,639	44,179
Repayments on line of credit	(27,639)	(41,679)
Proceeds from exercise of stock options	362	593
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	326	303
Excess tax benefit from share-based compensation	103	161

Net cash provided by financing activities	791	3,557

Effect of exchange rate changes on cash	(12)	4
NET DECREASE IN CASH	(10,061)	(5,733)
CASH AT BEGINNING OF PERIOD	22,019	10,279

CASH AT END OF PERIOD	$11,958	$4,546

Other cash flow information:
Cash paid for interest	$339	$198
Cash refunded for income taxes	(580)	(3,834)
Non-cash investing activities
Property and equipment additions in accounts payable	344	634

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Twenty-Six Weeks Ended July 2, 2011 and July 3, 2010

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at July 2, 2011 and July 3, 2010, and the interim results of operations for the 13-week and 26-week periods then ended and cash flows for the 26-week periods then ended, have been included.

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

Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 1, 2011. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 26-week period ended July 2, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 31, 2011. Historically, the Company’s revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of our retail markets.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of January 1, 2011, $20.0 million of the Company’s cash equivalents consisted of a money market deposit account and was classified within Level 1 because it was valued using quoted market prices. As of July 2, 2011 and July 3, 2010, the Company did not have any Level 1 cash equivalents.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Comprehensive Income, Presentation of Comprehensive Income. The new update impacts the presentation of comprehensive income. The presentation change requires comprehensive income to be presented either in a single statement or in two separate but continuous statements. Comprehensive income will no longer be presented in the statement of stockholders’ equity. This update will be effective in the first quarter of 2012.

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

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision (benefit) for income taxes may change as events occur, additional information is obtained or as the tax environment changes.

The Company’s effective income tax rate for the 13-week period ended July 2, 2011 was (11.9)%, which resulted in a benefit of $4.8 million, while the effective tax rate for the 13-week period ended July 3, 2010 was 2.5%, which resulted in an expense of $0.8 million. The Company’s effective income tax rate for the 26-week period ended July 2, 2011 was (17.0)%, which resulted in a benefit of $4.7 million, while the effective tax rate for the 26-week period ended July 3, 2010 was 3.6%, which resulted in an expense of $0.9 million.

During the 13-week period ended July 2, 2011, the Company determined that it was more likely than not that it would have sufficient future taxable income to utilize the majority of its deferred tax assets and, as a result, released approximately $15.7 million of valuation allowance against these assets during the second quarter of 2011. The Company will continue to evaluate its ability to realize deferred tax assets on a quarterly basis and adjust the valuation allowance against these deferred tax assets accordingly. The Company evaluates its effective income tax rate on a quarterly basis and updates its estimate of the full-year effective income tax rate as necessary.

Circumstances leading management to conclude a release was appropriate included the Company’s recent cumulative history of profitability, a favorable near-term business forecast and utilization of net operating losses. The Company’s business is highly seasonal, and the second quarter is typically the most profitable quarter of the fiscal year. Despite the fact that fuel prices are much higher than last year, and reports continue that the overall economy is weak, the majority of the Company’s busiest season has passed and results exceeded expectations, which mitigated the previous uncertainty and allowed management to conclude that it would be more likely than not that the Company will be able to utilize its deferred tax assets. These items, taken collectively, lead management to believe the majority of the Company’s deferred tax assets will be realized. The Company continues to maintain a valuation allowance against South Carolina tax credits of $1.7 million that will begin to expire in fiscal 2013. This portion of the deferred tax assets will remain subject to a valuation allowance until future circumstances indicate they may be realized.

NOTE 3: SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense of $0.6 million for the 13-week period ended July 2, 2011 and $0.7 million for the 13-week period ended July 3, 2010, the majority of which was recorded as selling, general and administrative expense. The Company recognized share-based compensation expense of $1.2 million for the 26-week period ended July 2, 2011 and $1.3 million for the 26-week period ended July 3, 2010, the majority of which was recorded as selling, general and administrative expense. The tax benefits associated with share-based compensation expense for the 13-week and 26-week periods ended July 2, 2011 were $0.1 million and $0.1 million, respectively, each of which was recognized as an excess tax benefit in additional paid-in capital. The tax benefits associated with share-based compensation expense for the 13-week and 26-week periods ended July 3, 2010 were not significant.

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

In addition to the Company’s 10 stores located in Canada and the three franchised stores located in Turkey, revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct Sales segment, the Company promotes and sells products internationally through both its website and call center. The Company operates primarily in the United States with foreign revenues representing less than 5% of total net revenues during each of the 13-week and 26-week periods ended July 2, 2011 and July 3, 2010, and foreign long-lived assets totaling less than 2% of long-lived assets at each of these dates.

Segment assets are those directly allocated to an operating segment’s operations. For the Stores segment, assets primarily consist of leasehold improvements, computer assets, fixtures, land and buildings. For the Port Supply and Direct Sales segments, assets primarily consist of information technology assets. Unallocated assets include merchandise inventory, shared technology infrastructure, distribution centers, corporate headquarters, prepaid expenses, deferred taxes and other assets. Capital expenditures and depreciation expense for each segment are allocated to the assets assigned to the segment. Contribution is defined as net revenues less product costs and direct expenses.

Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net revenues:
Stores	$214,842	$212,658	$315,000	$309,020
Direct Sales	12,683	11,476	19,847	17,967
Port Supply	8,438	9,256	14,933	15,962

Consolidated net revenues	$235,963	$233,390	$349,780	$342,949

Contribution:
Stores	$53,015	$51,810	$53,534	$54,264
Direct Sales	2,568	2,611	3,585	3,933
Port Supply	(241)	(2)	(1,122)	(647)

Consolidated contribution	$55,342	$54,419	$55,997	$57,550

Reconciliation of consolidated contribution to net income:
Consolidated contribution	$55,342	$54,419	$55,997	$57,550
Less:
Indirect costs of goods sold not included in consolidated contribution	(6,974)	(8,132)	(12,467)	(13,509)
General and administrative expense	(8,122)	(10,129)	(15,397)	(17,248)
Interest expense	(273)	(156)	(440)	(261)
Benefit (provision) for income taxes	4,770	(884)	4,705	(946)

Net income	$44,743	$35,118	$32,398	$25,586

	13 Weeks Ended		26 Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Assets:
Stores			$30,419	$32,797
Port Supply			7,784	7,779
Direct Sales			445	834
Unallocated			324,875	291,480

Total assets			$363,523	$332,890

Capital expenditures:
Stores	$4,156	$3,031	$8,161	$4,648
Port Supply	—	—	—	—
Direct Sales	27	—	27	—
Unallocated	1,188	1,183	2,445	1,925

Total capital expenditures	$5,371	$4,214	$10,633	$6,573

Depreciation and amortization:
Stores	$2,269	$2,402	$4,584	$4,958
Port Supply	9	30	21	61
Direct Sales	34	66	68	134
Unallocated	1,207	1,296	2,353	2,605

Total depreciation and amortization	$3,519	$3,794	$7,026	$7,758

NOTE 5: COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity. The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented, and did not differ significantly from the reported net income.

NOTE 6: CONTINGENCIES

The Company is party to various legal and administrative proceedings, claims and litigation arising from normal business activities. We believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

U.S. Customs and Border Protection (CBP) has completed its “focused assessment” of the Company’s import practices and procedures for fiscal 2008. The Company has agreed that it will implement improved processes and procedures and review these corrective measures with CBP. The final results of the audit were consistent with what was disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011. For more information, see Item 3, “Legal Proceedings” in the 2010 Form 10-K.

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

During the 26-week period ended July 2, 2011, the Company reduced reserves by $0.1 million for lease contract termination obligations and other store closure costs due to favorable lease negotiations. Accrued liabilities related to costs associated with restructuring activities outstanding as of July 2, 2011 were $1.5 million.

Costs and obligations (included in “Accrued liabilities” in the Company’s condensed consolidated balance sheets) recorded by the Company in 2011, 2010 and 2009 in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Beginning balance, January 3, 2009	$1,069	$8,000	$9,069
Reduction in charges	(158)	(1,588)	(1,746)
Payments	(321)	(2,476)	(2,797)

Ending balance, January 2, 2010	$590	$3,936	$4,526
Reduction in charges	(45)	(216)	(261)
Payments	(252)	(1,771)	(2,023)

Ending balance, January 1, 2011	$293	$1,949	$2,242
Reduction in charges	—	(98)	(98)
Payments	(97)	(520)	(617)

Ending balance, July 2, 2011	$196	$1,331	$1,527

NOTE 8: NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares vest and outstanding options to purchase common stock were exercised. Options to purchase approximately 1.8 million and 1.4 million shares of common stock that were outstanding for the quarters ended July 2, 2011 and July 3, 2010, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 1.8 million and 2.1 million shares of common stock that were outstanding for the first 26 weeks ended July 2, 2011 and July 3, 2010, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.

The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	July 2, 2011		July 3, 2010
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	22,711	$1.97	22,465	$1.56
Effect of dilutive stock options	547	(0.05)	588	(0.04)

Diluted	23,258	$1.92	23,053	$1.52

	26 Weeks Ended
	July 2, 2011		July 3, 2010
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	22,675	$1.43	22,412	$1.14
Effect of dilutive stock options	575	(0.04)	527	(0.02)

Diluted	23,250	$1.39	22,939	$1.12

NOTE 9: SUBSEQUENT EVENTS

On July 15, 2011, West Marine Products, Inc., a wholly-owned subsidiary of West Marine, Inc., and the landlord for our Watsonville Support Center, entered into the fifth amendment of the lease for the Company’s Watsonville Support Center. The fifth amendment specifically relates to certain storage space at the Watsonville Support Center. The landlord, Watsonville Freeholders, L.P. is a related party as Randolph K. Repass, Chairman of the Company’s board of directors, is a general partner of Watsonville Freeholders and, together with certain members of his family, owns substantially all of the partnership interests in Watsonville Freeholders. Additionally, Geoffrey A. Eisenberg, the Company’s chief executive officer and president, is a 7.5% limited partner of Watsonville Freeholders.

The fifth amendment extends the term of the lease agreement for the storage space for an additional five years commencing November 1, 2011 and continuing through October 31, 2016, reduces the square footage of the storage space to approximately 9,042 square feet, and further reduces the base rent for the storage space to a fixed monthly rate of $6,148.56 ($73,782.72 annually), which amount includes common area maintenance, insurance and real estate taxes. The reduction of rent is effective immediately. Additionally, Watsonville Freeholders will provide a one-time rent abatement of $5,000 for November 2011 to offset the cost of improvements to be made in the storage space. The fifth amendment did not change any other terms of the lease agreement. As a result of the new lease, our related contractual obligation will decrease by immaterial amounts for fiscal years 2011 through 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Marine, Inc.

Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of July 2, 2011 and July 3, 2010, and the related condensed consolidated statements of income for the 13-week periods ended July 2, 2011 and July 3, 2010 and the condensed consolidated statements of income and cash flows for the 26-week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

August 3, 2011

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2011 (the “2010 Form 10-K”). All references to the second quarter and the first six months of 2011 mean the 13-week and 26-week periods ended July 2, 2011, and all references to the second quarter and first six months of 2010 mean the 13-week and 26-week periods ended July 3, 2010. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview

West Marine is the largest boating supply retailer in the world. We have three reportable segments — Stores, Port Supply (wholesale) and Direct Sales (Internet and call center) — all of which sell aftermarket recreational boating supplies directly to our customers. At the end of the second quarter of 2011, we offered our products through 322 company-operated stores in 38 states, Puerto Rico and Canada and three franchised stores located in Turkey, on the Internet and through our call center. We also are engaged, through our Port Supply division, in our stores and on the Internet, in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

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

Results of Operations

The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		26 Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.0	64.7	68.7	68.6

Gross profit	36.0	35.3	31.3	31.4
Selling, general and administrative expense	18.9	19.7	23.3	23.6
Store closures and other restructuring recoveries	0.0	0.0	0.0	(0.1)
Impairment of long-lived assets	0.0	0.1	0.0	0.1

Income from operations	17.1	15.5	8.0	7.8
Interest expense, net	0.2	0.1	0.1	0.1

Income before income taxes	16.9	15.4	7.9	7.7
Income taxes	(2.1)	0.4	(1.4)	0.2

Net income	19.0%	15.0%	9.3%	7.5%

Thirteen Weeks Ended July 2, 2011 Compared to Thirteen Weeks Ended July 3, 2010

Net revenues for the second quarter of 2011 were $236.0 million, an increase of $2.6 million, or 1.1%, compared to net revenues of $233.4 million in the second quarter of 2010, primarily due to $15.8 million in sales attributable to stores opened in 2010 and the first six months of 2011, partially offset by the impact of stores closed during the same periods, which effectively reduced net revenues by $13.2 million. The majority of these closures occurred in connection with our ongoing real estate optimization program to evolve to fewer, larger stores. Another driver of the sales growth was gains in sales to wholesale customers through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. In certain markets, our larger stores serve as mini-distribution centers that offer enhanced assortments and service, convenience and competitive pricing, as well as more delivery options for wholesale customers. During the quarter we saw increased sales of discretionary items, such as apparel and electronics, partially offset by lower sales of product categories that were driven last year by efforts to clean up the oil spill in the Gulf of Mexico. We had 322 company-operated stores and three franchised stores in Turkey open at the end of the second quarter of 2011, compared to 330 company-operated stores and two franchise stores in Turkey at the end of the second quarter of 2010. While the number of company-operated stores declined year-over-year, selling square footage increased by 1.3%.

Net revenues attributable to our Stores segment increased $2.2 million to $214.8 million in the second quarter of 2011, a 1.0% increase compared to the second quarter of 2010. The primary driver of the higher revenues was an increase of $15.8 million in sales from stores opened in 2010 and the first six months of 2011, partially offset by $13.2 million from the impact of stores closed during the same periods. Wholesale (Port Supply) net revenues through our distribution centers decreased $0.8 million, or 8.8%, to $8.4 million in the second quarter of 2011 compared to 2010, primarily due to a shift in sales to Port Supply customers through the Stores segment. Net revenues in our Direct Sales segment increased $1.2 million, or 10.5%, to $12.7 million in the second quarter of 2011, compared to 2010. The increase in the Direct Sales segment were primarily from higher sales through the Internet channel as we compared against unfavorable results during the second quarter of 2010 following the launch of our updated website during that period last year.

Gross profit increased by $2.3 million, or 2.9%, to $84.8 million in the second quarter of 2011, compared to $82.5 million for the same period last year. Gross profit increased as a percentage of net revenues to 36.0% in the second quarter of 2011, compared to 35.3% for the same period last year, primarily due to a 0.3% increase in raw product margin driven by less promotional and clearance activity and a 0.3% improvement resulting from lower unit buying and distribution costs. Additionally, gross margin benefited by 0.1% from improved shrinkage results.

Selling, general and administrative expense decreased by $1.6 million, or 3.5%, to $44.6 million in the second quarter of 2011, compared to $46.2 million for the same period last year. Selling, general and administrative expense decreased as a percentage of net revenues to 18.9% in the second quarter of 2011, compared to 19.7% for the same period last year. The lower selling, general and administrative expense was primarily driven by a decrease in bonus expense of $2.3 million due to increased bonus target thresholds compared to the prior year, partially offset by $0.6 million in higher than expected information technology spending for the ongoing implementation our new point-of-sale and order entry systems.

Our effective income tax rate for the 13-week period ended July 2, 2011 was a benefit of $4.8 million or (11.9)%, compared to a provision of $0.9 million or 2.5% for the 13-week period ended July 3, 2010. The year-over-year change in our effective tax rate was primarily due to a valuation allowance release of $15.7 million, which represents the majority of the valuation allowance against our deferred tax assets. Given that our recent improved financial performance has been sustained into our busiest season, we concluded that, with evidence of current and future financial performance improving, it is more likely than not that we will be able to utilize the majority of our net deferred tax assets and, therefore, release of a significant portion of the valuation allowance was appropriate. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary; therefore, we currently anticipate the estimated annual tax rate for fiscal year 2011, including the impact of the release of the valuation allowance, will be in the range of a benefit of 31% to 37%.

Net income for the second quarter of 2011 was $44.7 million compared to a net income of $35.1 million for the second quarter of 2010.

Twenty-six Weeks Ended July 2, 2011 Compared to Twenty-six Weeks Ended July 3, 2010

Net revenues for the first 26 weeks of 2011 were $349.8 million, an increase of $6.9 million, or 2.0%, compared to net revenues of $342.9 million in the first 26 weeks of 2010, primarily due to a $2.4 million increase in comparable store sales and $22.6 million in sales attributable to stores opened in 2010 and the first six months of 2011, partially offset by the impact of stores closed during the same periods, which effectively reduced net revenues by $18.0 million. The majority of these closures occurred in connection with our ongoing real estate optimization program to evolve to fewer, larger stores. Another driver of the sales growth was gains in sales to wholesale customers through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. In certain markets, our larger stores serve as mini-distribution centers that offer enhanced assortments and service, convenience and competitive pricing, as well as more delivery options for wholesale customers. During the first quarter of 2011 we saw increased sales of higher-ticket but lower-margin items, such as electronics, and lower sales of higher-margin maintenance-related items, with the latter primarily resulting from inclement weather in many markets during the first half of the year that caused a delay in the start of the key boating season as compared to last year. As we progressed into the second quarter we saw increased sales of discretionary items such as apparel and electronics, partially offset by lower sales of product categories that were driven last year during the quarter by efforts to clean up the oil spill in the Gulf of Mexico.

Net revenues attributable to our Stores segment increased $6.0 million to $315.0 million in the first 26 weeks of 2011, a 1.9% increase compared to the first 26 weeks of 2010. The primary driver of the higher revenues was an increase of $22.6 million in sales from stores opened in 2010 and the first six months of 2011, partially offset by $18.0 million from the impact of stores closed during the same periods. Comparable store sales increased by 0.9% for the first 26 weeks of 2011 versus the same period last year. Wholesale (Port Supply) net revenues through our distribution centers decreased $1.0 million, or 6.4%, to $14.9 million in the first 26 weeks of 2011 compared to 2010, primarily due to a shift in sales to Port Supply customers through the Stores segment. Net revenues in our Direct Sales segment increased $1.9 million, or 10.5%, to $19.8 million in the first 26 weeks of 2011, compared to 2010 primarily from higher sales through the Internet channel as we compared against unfavorable results during the second quarter following the launch of our updated website during that period last year.

Gross profit increased by $2.0 million, or 1.9%, to $109.5 million in the first 26 weeks of 2011, compared to $107.5 million for the same period last year. Gross profit decreased as a percentage of net revenues to 31.3% in the first 26 weeks of 2011, compared to 31.4% for the same period last year, primarily due to a 0.3% reduction in raw product margins, partially offset by lower unit buying and distribution costs of 0.2%. The reduction in raw product margin was mainly due to a shift from higher-margin maintenance-related items toward lower-margin discretionary-type products such as apparel and electronics.

Selling, general and administrative expense increased by $0.8 million, or 0.9%, to $81.5 million in the first 26 weeks of 2011, compared to $80.7 million for the same period last year. Selling, general and administrative expense decreased as a percentage of net revenues to 23.3% in the first 26 weeks of 2011, compared to 23.6% for the same period last year. The increase in selling, general and administrative expense primarily was due to $1.3 million in higher than anticipated information technology spending for the ongoing implementation of our new point-of-sale and order entry systems; $1.2 million in marketing costs due to timing and some additional expense to drive higher sales; and a $0.7 million increase in higher health care benefit costs, including higher year-over-year health care claims experience. These increases were partly offset by $2.5 million of lower bonus expense as compared to last year.

Our effective income tax rate for the 26-week period ended July 2, 2011 was a benefit of $4.7 million or (17.0)%, compared to a provision of $0.9 million or 3.6% for the 26-week period ended July 3, 2010. The year-over-year change in our effective tax rate was primarily due to a valuation allowance release of $15.7 million, which represents the majority of the valuation allowance against our deferred tax assets.

Net income for the first 26 weeks of 2011 was $32.4 million compared to a net income of $25.6 million for the first 26 weeks of 2010.

Liquidity and Capital Resources

We ended the second quarter of 2011 with $12.0 million of cash, an increase from $4.5 million at the end of the second quarter of 2010. Working capital, the excess of current assets over current liabilities, increased to $197.1 million at the end of the second quarter of 2011, compared with $187.7 million for the same period last year. The increase in working capital primarily was attributable to higher cash versus the same period last year driven by the improvements in our operating results that allowed us to pay-down borrowings under our credit facility earlier during the second quarter of this year. Higher deferred income taxes also contributed to higher working capital and resulted from the release of the valuation allowance against our deferred tax assets (see the discussion in the “Thirteen Weeks Ended July 2, 2011 Compared to Thirteen Weeks Ended July 3, 2010” of this report for more information).

Operating Activities

During the first six months of 2011, net cash used in operating activities was $0.2 million, compared to $2.8 million of cash used in operating activities during the same period last year. Net cash used in operating activities decreased year-over-year by $2.6 million, which primarily was driven by improvements in our business performance and higher accounts payable. The accounts payable increase was driven by higher inventory receipts occurring later during the second quarter compared to the same period last year.

Investing Activities

We spent $10.6 million on capital expenditures during the first six months of 2011, which was a $4.1 million increase compared to the same period in the prior year. During the first six months of 2011, we opened three flagship stores, one large-format store, and one standard-format store compared to five large stores and one flagship store during the first six months of 2010. During the remaining six months of 2011, we expect to spend approximately $9.4 million on additional capital expenditures, mainly for store development and real estate optimization plan activities of moving to fewer larger stores, as well as for information technology enhancements, including our new point of sale and order entry systems.

Financing Arrangements

Net cash provided by financing activities was $0.8 million for the first six months of 2011, primarily driven by the exercise of stock options.

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

At our election, borrowings under the revolving credit facility will bear interest at one of the following options: (1) the prime rate, which is defined in the loan agreement as the highest of (a) the federal funds rate, as in effect from time to time, plus one-half of one percent; (b) the LIBOR rate for a one-month interest period plus one percent, or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”; or (2) the LIBOR rate quoted by the British Bankers Association for the applicable interest period. In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility, and the margin range is between 1.5% and 2.0% for option (1) and between 2.5% and 3.0% for option (2). The loan agreement also imposes a commitment fee on the unused portion of the revolving credit facility available. For the second quarter of 2011 and 2010, the weighted-average interest rate on all of our outstanding borrowings was 3.2% and 1.6%, respectively. For the first six months of 2011 and 2010, the weighted-average interest rate on all of our outstanding borrowings was 3.1% and 1.5%, respectively.

        Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. These events of default include, after the expiration of any applicable grace periods, payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults (other than under the loan agreement), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, change of control and other customary defaults. A default under our loan agreement also could significantly and adversely affect our ability to obtain additional or alternative financing. As of July 2, 2011, we were in compliance with the covenants under our loan agreement.

At July 2, 2011, we had no amounts outstanding under our revolving credit facility and $133.5 million available for future borrowings. At July 2, 2011, the calculated borrowing base was $148.2 million, which exceeded the maximum borrowing capacity of $140.0 million. At July 3, 2010, we had $2.5 million of outstanding borrowings bearing interest at rate of 3.0% and $138.4 million available to be borrowed. At July 2, 2011 and July 3, 2010, we had $6.5 million and $5.1 million, respectively, of outstanding commercial and stand-by letters of credit.

Our borrowing base at July 2, 2011 and July 3, 2010 consisted of the following (in millions):

	July 2, 2011	July 3, 2010
Accounts receivable availability	$13.7	$13.0
Inventory availability	157.0	151.2
Less: reserves	(6.1)	(6.3)
Less: minimum availability	(16.4)	(11.9)
Less: suppressed availability	(8.2)	—

Total borrowing base	$140.0	$146.0

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$—	$2.5
Outstanding letters of credit	6.5	5.1

Total obligations	$6.5	$7.6

Accordingly, our availability as of July 2, 2011 and July 3, 2010, respectively, was (in millions):

Total borrowing base	$140.0	$146.0
Less: obligations	(6.5)	(7.6)

Total availability	$133.5	$138.4

Off-Balance Sheet Arrangements

Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of July 2, 2011, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2, “Properties” and Note 7 to the consolidated financial statements in the 2010 Form 10-K.

Seasonality

Historically, our business has been highly seasonal. In 2010, approximately 65% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.

Business Trends

        Our research and experience indicates that the U.S. boating industry experienced a down cycle in 2009, as evidenced by lower sales in each of our business segments during that year, lower new and used boat sales, and declines in boat registrations in key states. Early in 2010, we began to see signs that customers were preparing their boats for usage, we also saw recovery in demand for our higher-priced items, such as electronics. As we progressed through 2010, we observed that proportionately more sales growth was coming from our Port Supply wholesale business, particularly in sales to Port Supply customers through our stores. These particular sales increases allowed us to leverage our relatively fixed store occupancy expenses. In 2010, we experienced favorable weather conditions throughout most of the boating season; however, we believe there was a general softening in the boating equipment market after the Fourth of July. During the first quarter of 2011, we saw a decline in gross profit primarily as a result of lower product margins due to a sales mix shift toward lower-margin items, such as electronics, and away from higher-margin maintenance related items. We believe this shift was caused by inclement weather in most of the country during the first half of the year, which did not prompt boaters to prepare for the key boating season as early as they did last year, when better weather prevailed during the first quarter. We saw encouraging signs in the first quarter of 2011, including strength in the southeastern part of the country, which was less affected by weather. As we progressed into the second quarter we saw increased sales of discretionary items such as apparel and electronics, partially offset by lower sales of product categories that were higher during the second quarter last year, because they related to efforts to clean up the oil spill in the Gulf of Mexico. Also, later in the second quarter of 2011, our general sales trend strengthened somewhat. We believe this was due to the weather warming up to seasonal levels later in the second quarter, whereas many parts of the country were cooler and rainier than normal earlier in the second quarter.

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

Forward-Looking Statements

All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine’s future plans, expectations, objectives and business strategies, including our ability to continue to invest in inventory, maintain in-stock levels and improve financial performance; to experience increased sales and to control operating expenses in a challenging environment; to continue to successfully execute our real estate optimization program; and to develop an expanded merchandise and private label assortment, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

West Marine’s operations could be adversely affected if the current soft economic conditions and the decreased spending in the boating industry continue or worsen, if fuel prices increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in the 2010 Form 10-K, and those risks which may be described from time to time in West Marine’s other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

Based on our operating results for the second quarter ended July 2, 2011, a 31-basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pre-tax income and cash flows by less than $0.1 million over the next year (see Note 5 to our consolidated financial statements in the 2010 Form 10-K).

A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.9 million over the next year.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of July 2, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

U.S. Customs and Border Protection (CBP) has completed its “focused assessment” of our import practices and procedures for fiscal 2008. We have agreed that we will implement improved processes and procedures and review these corrective measures with CBP. The final results of the audit were consistent with what was disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011. For more information, see Item 3, “Legal Proceedings” in the 2010 Form 10-K.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 – [REMOVED AND RESERVED]

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine’s Annual Report on Form 10-K filed March 13, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine’s Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1*	West Marine, Inc. Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated May 19, 2011 and filed on May 20, 2011).

10.2*	Form of Notice of Grant of Stock Options and Stock Option Agreement for Associates (incorporated by reference to Exhibit 10.2 to West Marine’s Current Report on Form 8-K dated May 19, 2011 and filed on May 20, 2011).

10.3*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Associates (incorporated by reference to Exhibit 10.3 to West Marine’s Current Report on Form 8-K dated May 19, 2011 and filed on May 20, 2011).

10.4*	Form of Notice of Grant of Stock Options and Stock Option Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.4 to West Marine’s Current Report on Form 8-K dated May 19, 2011 and filed on May 20, 2011).

10.5*	Form of Notice of Grant of Restricted Stock Award and Restricted Stock Award Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.5 to West Marine’s Current Report on Form 8-K dated May 19, 2011 and filed on May 20, 2011).

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.
†	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of July 2, 2011, January 1, 2011 and July 3, 2010; (ii) the condensed consolidated statements of income for the 13 weeks ended July 2, 2011 and July 3, 2010 and 26 weeks ended July 2, 2011 and July 3, 2010; and (iii) the condensed consolidated statements of cash flows for the 26 weeks ended July 2, 2011 and July 3, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2011	WEST MARINE, INC.

	By:	/s/ Geoffrey A. Eisenberg
Geoffrey A. Eisenberg
Chief Executive Officer

	By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer