Form 10-Q
period 2011-10-01
WEST MARINE INC
filed 2011-11-04
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011
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
At October 24, 2011, the number of shares outstanding of the registrant’s common stock was 22,814,984.

		Page No.

PART I – Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of October 1, 2011, January 1, 2011 and October 2, 2010	3

	Condensed Consolidated Statements of Income for the 13 weeks ended October 1, 2011 and October 2, 2010 and the 39 weeks ended October 1, 2011 and October 2, 2010	4

	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended October 1, 2011 and October 2, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

	Report of Independent Registered Public Accounting Firm	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II – Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	[Removed and Reserved]	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 1, 2011, JANUARY 1, 2011 AND OCTOBER 2, 2010
(Unaudited and in thousands, except share data)

	October 1, 2011	January 1, 2011	October 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$44,104	$22,019	$37,503
Trade receivables, net	6,538	5,605	6,638
Merchandise inventories	211,521	201,588	208,938
Deferred income taxes	8,752	2,997	1,299
Other current assets	15,042	16,739	17,015
Total current assets	285,957	248,948	271,393
Property and equipment, net	58,928	56,483	54,665
Long-term deferred taxes	8,815	—	—
Other assets	3,132	3,455	3,372
TOTAL ASSETS	$356,832	$308,886	$329,430
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,701	$29,403	$32,930
Accrued expenses and other	44,081	42,929	42,613
Total current liabilities	70,782	72,332	75,543
Deferred rent and other	17,677	14,793	13,287
Total liabilities	88,459	87,125	88,830
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 22,842,299 shares issued and 22,811,409 shares outstanding at October 1, 2011; 22,656,083 shares issued and 22,625,193 shares outstanding at January 1, 2011; and 22,600,410 shares issued and 22,569,520 shares outstanding at October 2, 2010	23	23	23
Treasury stock	(385)	(385)	(385)
Additional paid-in capital	184,754	181,891	180,835
Accumulated other comprehensive loss	(614)	(749)	(638)
Retained earnings	84,595	40,981	60,765
Total stockholders’ equity	268,373	221,761	240,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$356,832	$308,886	$329,430
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 13 WEEKS AND 39 WEEKS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Unaudited and in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net revenues	$180,269	$172,544	$530,049	$515,493
Cost of goods sold	125,578	122,970	365,831	358,395
Gross profit	54,691	49,574	164,218	157,098
Selling, general and administrative expense	41,789	41,817	123,252	122,553
Store closures and other restructuring recoveries	(10)	(30)	(107)	(215)
Impairment of long-lived assets	22	—	50	180
Income from operations	12,890	7,787	41,023	34,580
Interest expense	226	153	666	414
Income before income taxes	12,664	7,634	40,357	34,166
Provision (benefit) for income taxes	1,448	208	(3,257)	1,154
Net income	$11,216	$7,426	$43,614	$33,012
Net income per share:
Basic	$0.49	$0.33	$1.92	$1.47
Diluted	$0.48	$0.32	$1.88	$1.44
Weighted average common and common equivalent shares outstanding:
Basic	22,788	22,539	22,713	22,455
Diluted	23,268	23,064	23,256	22,981
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 39 WEEKS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Unaudited and in thousands)

	39 Weeks Ended
	October 1, 2011	October 2, 2010
OPERATING ACTIVITIES:
Net income	$43,614	$33,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,886	11,477
Impairment of long-lived assets	50	180
Share-based compensation	1,749	1,886
Tax benefit from equity issuance	96	257
Excess tax benefit from share-based compensation	(180)	(257)
Deferred income taxes	(12,557)	—
Provision for doubtful accounts	83	122
Lower of cost or market inventory adjustments	1,912	2,585
Loss (gain) on asset disposals	(29)	158
Changes in assets and liabilities:
Trade receivables	(1,016)	(1,194)
Merchandise inventories	(11,845)	(14,891)
Other current assets	1,697	2,790
Other assets	263	(306)
Accounts payable	(1,542)	227
Accrued expenses and other	429	(756)
Deferred items and other non-current liabilities	877	1,354
Net cash provided by operating activities	34,487	36,644
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	45	68
Purchases of property and equipment	(13,665)	(9,987)
Net cash used in investing activities	(13,620)	(9,919)
FINANCING ACTIVITIES:
Borrowings on line of credit	28,174	45,780
Repayments on line of credit	(28,174)	(45,780)
Payment of loan costs	—	(980)
Proceeds from exercise of stock options	692	926
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	326	308
Excess tax benefit from share-based compensation	180	257
Net cash provided by financing activities	1,198	511
Effect of exchange rate changes on cash	20	(12)
NET INCREASE IN CASH	22,085	27,224
CASH AT BEGINNING OF PERIOD	22,019	10,279
CASH AT END OF PERIOD	$44,104	$37,503
Other cash flow information:
Cash paid for interest	$514	$315
Cash paid (refunded) for income taxes	1,824	(2,397)
Non-cash investing activities
Property and equipment additions in accounts payable	305	407

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Thirty-nine Weeks Ended October 1, 2011 and October 2, 2010
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at October 1, 2011 and October 2, 2010, and the interim results of operations for the 13-week and 39-week periods then ended and cash flows for the 39-week periods then ended, have been included.
The condensed consolidated balance sheet at January 1, 2011 presented herein has been derived from the audited consolidated financial statements of the Company for the year then ended that was included in the Company's Annual Report on Form 10-K for the year ended January 1, 2011 (the “2010 Form 10-K”). These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended January 1, 2011 that were included in the 2010 Form 10-K.
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 1, 2011. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 39-week period ended October 1, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 31, 2011. Historically, the Company's revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of our retail markets.
The Company's fiscal year consists of 52 weeks, ending on the Saturday closest to December 31. The 2011 fiscal year and 2010 fiscal year consist of the 52 weeks ending on December 31, 2011 and January 1, 2011, respectively. All quarters of both fiscal years 2011 and 2010 consist of 13 weeks. All references to years relate to fiscal years rather than calendar years.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of October 2, 2010, $36.0 million of the Company's cash equivalents consisted of a money market deposit account and was classified within Level 1 because it was valued using quoted market prices. As of January 1, 2011, $20.0 million of the Company's cash equivalents consisted of a money market deposit account and was classified within Level 1 because it was valued using quoted market prices. As of October 1, 2011, the Company did not have any Level 1 cash equivalents.

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
The Company's effective income tax rate for the 13-week period ended October 1, 2011 was 11.4%, which resulted in an expense of $1.4 million, while the effective tax rate for the 13-week period ended October 2, 2010 was 2.7%, which resulted in an expense of $0.2 million. The Company's effective income tax rate for the 39-week period ended October 1, 2011 was a benefit of 8.1%, which resulted in a benefit of $3.3 million, while the effective tax rate for the 39-week period ended October 2, 2010 was 3.4%, which resulted in an expense of $1.2 million.
During the second fiscal quarter of 2011, the Company determined that it was more likely than not that it would have sufficient future taxable income to utilize the majority of its deferred tax assets and, as a result, released approximately $15.7 million of the valuation allowance against these assets. The Company continues to maintain a valuation allowance against South Carolina tax credits of approximately $1.7 million that will begin to expire in fiscal 2013. These deferred tax assets will remain subject to a valuation allowance until future circumstances indicate they may be realized or until they expire. The Company will continue to evaluate its ability to realize deferred tax assets on a quarterly basis and adjust the valuation allowance against these deferred tax assets accordingly. The Company evaluates its effective income tax rate on a quarterly basis and updates its estimate of the full-year effective income tax rate as necessary.

NOTE 3: SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense of $0.6 million for the 13-week period ended October 1, 2011 and $0.6 million for the 13-week period ended October 2, 2010, the majority of which was recorded as selling, general and administrative expense. The Company recognized share-based compensation expense of $1.7 million for the 39-week period ended October 1, 2011 and $1.9 million for the 39-week period ended October 2, 2010, the majority of which was recorded as selling, general and administrative expense. The tax benefits associated with share-based compensation expense for the 13-week and 39-week periods ended October 1, 2011 were $0.1 million and $0.2 million, respectively, each of which was recognized as an excess tax benefit in additional paid-in capital. The tax benefits associated with share-based compensation expense for the 13-week and 39-week periods ended October 2, 2010 were $0.1 million and $0.3 million, respectively, each of which was recognized as an excess tax benefit in additional paid-in capital.

NOTE 4: SEGMENT INFORMATION

The Company has three reportable segments-Stores, Port Supply (wholesale) and Direct Sales (Internet and call center)-all of which sell merchandise directly to customers. The customer base overlaps between the Company's Stores and Port Supply segments, and between its Stores and Direct Sales segments. All processes for the three segments within the supply chain are commingled, including purchases from vendors, distribution center activity and customer delivery. Revenues from external customers are derived from merchandise sales, and the Company does not rely on any major customers as a source of revenue.
The Company considers its individual stores to be operating segments. Each store's operating performance has been aggregated into one reportable segment. The Company's individual store operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics; class of consumer; nature of products; and distribution methods. The Company believes that disaggregating its operating segments would not provide meaningful additional information.

In addition to the Company's 10 stores located in Canada and the three franchised stores located in Turkey, revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct Sales segment, the Company promotes and sells products internationally through both its website and call center. The Company operates primarily in the United States with foreign revenues representing less than 5% of total net revenues during each of the 13-week and 39-week periods ended October 1, 2011 and October 2, 2010, and foreign long-lived assets totaling less than 2% of long-lived assets at each of these dates.

Segment assets are those directly allocated to an operating segment's operations. For the Stores segment, assets primarily consist of leasehold improvements, computer assets, fixtures, land and buildings. For the Port Supply and Direct Sales segments, assets primarily consist of information technology assets. Unallocated assets include merchandise inventory, shared technology infrastructure, distribution centers, corporate headquarters, prepaid expenses, deferred taxes and other assets. Capital expenditures and depreciation expense for each segment are allocated to the assets assigned to the segment. Contribution is defined as net revenues less product costs and direct expenses.

Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net revenues:
Stores	$163,839	$157,429	$478,839	$466,449
Direct Sales	9,400	8,408	29,247	26,375
Port Supply	7,030	6,707	21,963	22,669
Consolidated net revenues	$180,269	$172,544	$530,049	$515,493
Contribution:
Stores	$29,415	$24,959	$82,949	$79,223
Direct Sales	1,878	1,430	5,463	5,363
Port Supply	(728)	(1,044)	(1,850)	(1,691)
Consolidated contribution	$30,565	$25,345	$86,562	$82,895
Reconciliation of consolidated contribution to net income:
Consolidated contribution	$30,565	$25,345	$86,562	$82,895
Less:
Indirect costs of goods sold not included in consolidated contribution	(7,781)	(8,309)	(20,248)	(21,818)
General and administrative expense	(9,894)	(9,249)	(25,291)	(26,497)
Interest expense	(226)	(153)	(666)	(414)
Benefit (provision) for income taxes	(1,448)	(208)	3,257	(1,154)
Net income	$11,216	$7,426	$43,614	$33,012

	13 Weeks Ended		39 Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Assets:
Stores			$36,631	$34,815
Port Supply			5,955	5,669
Direct Sales			216	376
Unallocated			314,030	288,570
Total assets			$356,832	$329,430
Capital expenditures:
Stores	$2,526	$2,299	$10,687	$6,947
Port Supply	—	—	—	—
Direct Sales	26	—	53	—
Unallocated	480	1,115	2,925	3,040
Total capital expenditures	$3,032	$3,414	$13,665	$9,987
Depreciation and amortization:
Stores	$2,395	$2,355	$6,980	$7,313
Port Supply	7	21	28	82
Direct Sales	35	61	103	195
Unallocated	1,423	1,282	3,775	3,887
Total depreciation and amortization	$3,860	$3,719	$10,886	$11,477

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

NOTE 6: CONTINGENCIES

The Company is subject to various legal and administrative proceedings, claims and litigation and compliance audits arising from normal business activities. The Company currently is undergoing a software license audit initiated by one of the Company's software vendors. The software vendor has not communicated the amount of any potential claim. Accordingly, the Company is not able to reasonably estimate whether any potential claim may exceed amounts currently accrued.
Additionally, many of these proceedings and audits raise complex factual and legal issues and are subject to uncertainties. The Company cannot predict with assurance the outcome of these matters. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact results in the quarter in which such developments, settlements or resolutions are reached. However the Company does not believe that the outcome of any pending matter would have a material adverse effect on Company financial results.

For legal proceedings where the Company has determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For legal proceedings where a loss is reasonably possible, the range of estimated loss is not material. For more information, see Item 3, “Legal Proceedings” in the 2010 Form 10-K.

NOTE 7: STORE CLOSURE AND OTHER RESTRUCTURING COSTS
Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities. Severance benefits are detailed in approved severance plans, which are specific as to number, position, location and timing. In addition, severance benefits are communicated in specific detail to affected employees and are unlikely to change when costs are recorded. Costs are recognized over the period in which services are rendered, otherwise they are recognized when they are communicated to the employees. Other associated costs, such as legal and professional fees, are expensed as incurred. Accrued liabilities related to costs associated with restructuring activities outstanding as of October 1, 2011 were $1.2 million.

Costs and obligations (included in “Accrued liabilities” in the Company's condensed consolidated balance sheets) recorded by the Company in 2011, 2010 and 2009 in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Beginning balance, January 3, 2009	$1,069	$8,000	$9,069
Reduction in charges	(158)	(1,588)	(1,746)
Payments	(321)	(2,476)	(2,797)
Ending balance, January 2, 2010	$590	$3,936	$4,526
Reduction in charges	(45)	(216)	(261)
Payments	(252)	(1,771)	(2,023)
Ending balance, January 1, 2011	$293	$1,949	$2,242
Reduction in charges	3	(110)	(107)
Payments	(121)	(779)	(900)
Ending balance, October 1, 2011	$175	$1,060	$1,235

NOTE 8: NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares vest and outstanding options to purchase common stock were exercised. Options to purchase approximately 2.2 million and 2.1 million shares of common stock that were outstanding for the quarters ended October 1, 2011 and October 2, 2010, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 2.2 million and 2.1 million shares of common stock that were outstanding for the first 39 weeks ended October 1, 2011 and October 2, 2010, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.

The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	October 1, 2011		October 2, 2010
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	22,788	$0.49	22,539	$0.33
Effect of dilutive stock options	480	(0.01)	525	(0.01)
Diluted	23,268	$0.48	23,064	$0.32
	39 Weeks Ended
	October 1, 2011		October 2, 2010
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	22,713	$1.92	22,455	$1.47
Effect of dilutive stock options	543	(0.04)	526	(0.03)
Diluted	23,256	$1.88	22,981	$1.44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
West Marine, Inc.
Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of October 1, 2011 and October 2, 2010, and the related condensed consolidated statements of income for the 13-week periods ended October 1, 2011 and October 2, 2010 and the condensed consolidated statements of income and cash flows for the 39-week periods then ended. These interim financial statements are the responsibility of the Company's management.
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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Marine, Inc. and subsidiaries as of January 1, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 1, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

San Francisco, California

November 4, 2011

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2011 (the “2010 Form 10-K”). All references to the third quarter and the first nine months of 2011 mean the 13-week and 39-week periods ended October 1, 2011, and all references to the third quarter and first nine months of 2010 mean the 13-week and 39-week periods ended October 2, 2010. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview

West Marine is the largest boating supply retailer in the world. We have three reportable segments — Stores, Port Supply (wholesale) and Direct Sales (Internet and call center) — all of which sell aftermarket recreational boating supplies directly to our customers. At the end of the third quarter of 2011, we offered our products through 319 company-operated stores in 38 states, Puerto Rico and Canada and three franchised stores located in Turkey, on the Internet and through our call center. We also are engaged, through our Port Supply division, in our stores and on the Internet, in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.

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

Results of Operations

The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		39 Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.7	71.3	69.0	69.5
Gross profit	30.3	28.7	31.0	30.5
Selling, general and administrative expense	23.1	24.2	23.3	23.8
Store closures and other restructuring recoveries	—	—	—	—
Impairment of long-lived assets	—	—	—	—
Income from operations	7.2	4.5	7.7	6.7
Interest expense, net	0.2	0.1	0.1	0.1
Income before income taxes	7.0	4.4	7.6	6.6
Income taxes	0.8	0.1	(0.6)	0.2
Net income	6.2%	4.3%	8.2%	6.4%

Thirteen Weeks Ended October 1, 2011 Compared to Thirteen Weeks Ended October 1, 2010

Net revenues for the third quarter of 2011 were $180.3 million, an increase of $7.7 million, or 4.5%, compared to net revenues of $172.5 million in the third quarter of 2010. The increase was primarily due to a $5.6 million increase in comparable store sales and $8.5 million in sales attributable to stores opened in the second half of 2010 and the first nine months of 2011, partially offset by the impact of stores closed during the same periods, which effectively reduced net revenues by $7.0 million. The majority of these closures occurred in connection with our ongoing real estate optimization strategy to evolve to fewer, larger stores. Another driver of the sales growth was gains in sales to wholesale customers through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. In certain markets, our larger stores serve as mini-distribution centers (or hubs) that offer enhanced assortments and service, convenience and competitive pricing, as well as more delivery options for wholesale customers. We believe our initiatives improve our service model to our wholesale customers. During the quarter we saw increased sales of electronics, which are typically discretionary items. We also saw higher sales in anchor and docking products as customers prepared for hurricane Irene, which affected most of the east coast during late August. We had 319 company-operated stores and three franchised stores in Turkey open at the end of the third quarter of 2011, compared to 328 company-operated stores and two franchise stores in Turkey at the end of the third quarter of 2010. While the number of company-operated stores declined year-over-year, selling square footage increased by 0.3%.

Net revenues attributable to our Stores segment increased $6.4 million to $163.8 million in the third quarter of 2011, a 4.1% increase compared to the third quarter of 2010. The primary driver of the higher revenues was the increase in comparable store sales discussed above. Wholesale (Port Supply) net revenues through our distribution centers increased $0.3 million, or 4.8%, to $7.0 million in the third quarter of 2011 compared to 2010. Net revenues in our Direct Sales segment increased $1.0 million, or 11.8%, to $9.4 million in the third quarter of 2011, compared to 2010. The increase in the Direct Sales segment was primarily from higher average order value for purchases through our website.
Gross profit increased by $5.1 million, or 10.3%, to $54.7 million in the third quarter of 2011, compared to $49.6 million for the same period last year. Gross profit increased as a percentage of net revenues to 30.3% in the third quarter of 2011, compared to 28.7% for the same period last year, primarily due to: a 0.5% improvement in shrink results; a 0.5% improvement relating to occupancy expense, as these costs are relatively fixed in nature and were better leveraged as a result of increased sales; a 0.4% improvement resulting from lower unit buying and distribution costs; and a 0.2% increase in raw product margin due to less promotional and clearance activity.
Selling, general and administrative expense was $41.8 million, which was flat compared to last year. Selling, general and administrative expense decreased as a percentage of net revenues to 23.1% in the third quarter of 2011, compared to 24.2% for the same period last year. For 2011, a decrease in bonus expense of $0.9 million due to increased bonus target thresholds compared to the prior year was mostly offset by $0.8 million in higher expense related to our information technology infrastructure.
For the 13-week period ended October 1, 2011, we recorded an income tax provision of $1.4 million, representing an effective rate of 11.4%, compared to a provision of $0.2 million, or a rate of 2.7%, for the 13-week period ended October 2, 2010. The year-over-year change in our effective tax rate for the third quarter was primarily due to our valuation allowance release during the second quarter of $15.7 million, which represented the majority of the valuation allowance against our deferred tax assets.  Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary.

Thirty-nine Weeks Ended October 1, 2011 Compared to Thirty-nine Weeks Ended October 2, 2010

Net revenues for the first 39 weeks of 2011 were $530.0 million, an increase of $14.6 million, or 2.8%, compared to net revenues of $515.5 million in the first 39 weeks of 2010. This increase was primarily due to an $8.0 million increase in comparable store sales and $31.0 million in sales attributable to stores opened in the second half of 2010 and the first nine months of 2011, partially offset by the impact of stores closed during the same periods, which effectively reduced net revenues by $25.0 million. The majority of these closures occurred in connection with our ongoing real estate optimization strategy to evolve to fewer, larger stores. Another driver of the sales growth was gains in sales to wholesale customers through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. During the first quarter of 2011, we saw increased sales of higher-ticket but lower-margin items, such as electronics, and lower sales of higher-margin maintenance-related items, with the latter primarily resulting from inclement weather in many markets during the first half of the year that caused a delay in the start of the key boating season as compared to last year. As we progressed into the second and third quarters, we saw increased sales of discretionary items, such as apparel and electronics.

During the third quarter, we saw higher sales in anchoring and docking products as customers prepared for hurricane Irene, which affected most of the east coast during late August. These sales increases were partially offset by lower sales in product categories that were driven during the second quarter of last year by efforts to clean up the oil spill in the Gulf of Mexico.

Net revenues attributable to our Stores segment increased $12.4 million to $478.8 million in the first 39 weeks of 2011, a 2.7% increase compared to the first 39 weeks of 2010. The primary driver of the higher revenues was the increase in comparable store sales discussed above. Wholesale (Port Supply) net revenues through our distribution centers decreased $0.7 million, or 3.1%, to $22.0 million in the first 39 weeks of 2011 compared to 2010, primarily due to a shift in sales to Port Supply customers through the Stores segment. Net revenues in our Direct Sales segment increased $2.9 million, or 10.9%, to $29.2 million in the first 39 weeks of 2011, compared to 2010 primarily from higher traffic and higher average order value for purchases on the website. Second quarter 2010 sales were hampered by the launch of our updated website during that period last year.

Gross profit increased by $7.1 million, or 4.5%, to $164.2 million in the first 39 weeks of 2011, compared to $157.1 million for the same period last year. Gross profit decreased as a percentage of net revenues to 31.0% in the first 39 weeks of 2011, compared to 30.5% for the same period last year, primarily due to a reduction in unit buying and distribution costs by 0.3% and a 0.2% improvement in inventory shrink.
Selling, general and administrative expense increased by $0.7 million, or 0.6% to $123.3 million in the first 39 weeks of 2011, compared to $122.6 million for the same period last year. Selling, general and administrative expense decreased as a percentage of net revenues to 23.3% in the first 39 weeks of 2011, compared to 23.8% for the same period last year. The increase in selling, general and administrative expense was due primarily to $2.1 million in higher information technology expense, including the ongoing cost of implementation of our new point-of-sale and order entry system and additional expense related to our information technology infrastructure, $0.6 million in marketing costs due to timing and additional expense to drive higher sales, $0.6 million unfavorable foreign currency translation adjustments, and a $0.6 million increase in higher health care benefit costs, including higher year-over-year health care claims experience. These increases were partly offset by $3.4 million of lower bonus expense as compared to last year.
For the 39-week period ended October 1, 2011, we recorded an income tax benefit of $3.3 million, representing an 8.1% rate, compared to a provision of $1.2 million, or 3.4%, for the 39-week period ended October 2, 2010. The year-over-year change in our effective tax rate was primarily due to our valuation allowance release during the second quarter of 2011 of $15.7 million, which represented the majority of the valuation allowance against our deferred tax assets. We currently anticipate the estimated annual tax rate for fiscal year 2011, including the impact of the release of the valuation allowance, will be in the range of a benefit of 31% to 37%.

Liquidity and Capital Resources

We ended the third quarter of 2011 with $44.1 million of cash, an increase from $37.5 million at the end of the third quarter of 2010. Working capital, the excess of current assets over current liabilities, increased to $215.2 million at the end of the third quarter of 2011, compared with $195.9 million for the same period last year. The increase in working capital primarily was attributable to higher deferred income taxes that resulted from the release of the valuation allowance against our deferred tax assets. Higher cash versus the same period last year also contributed to higher working capital, as improvements in our operating results allowed us to pay down borrowings under our credit facility earlier during the second quarter of this year.

Operating Activities

During the first nine months of 2011, net cash provided by operating activities was $34.5 million, compared to $36.6 million of cash provided by operating activities during the same period last year. Net cash provided by operating activities decreased year-over-year by $2.1 million, which primarily was driven by lower accounts payable due to timing of payments. This decrease was partially offset by lower inventory purchases during the first nine months of the year compared to the same period last year.

Investing Activities

We spent $13.6 million on capital expenditures during the first nine months of 2011, which was a $3.7 million increase compared to the same period in the prior year. During the first nine months of 2011, we opened three flagship stores, one large-format store and one standard-format store, as compared to one flagship store, five large-format stores and two standard-format stores during the first nine months of 2010. During the remaining three months of 2011, we expect to spend approximately $6.4 million on additional capital expenditures, mainly for store development and real estate optimization strategy of moving to fewer larger stores, as well as for information technology enhancements, including our new point of sale and order entry system.

Financing Arrangements

Net cash provided by financing activities was $1.2 million for the first nine months of 2011, mostly attributable to the exercise of stock options.

In August 2010, we entered into a four-year loan and security agreement pursuant to which we have up to $140.0 million in borrowing capacity. At our option and subject to certain conditions set forth in the loan agreement, we may increase our borrowing capacity up to an additional $25.0 million during the term.  The amount available to be borrowed is based on a percentage of certain of our inventory (excluding capitalized indirect costs) and accounts receivable.
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
At our election, borrowings under the revolving credit facility will bear interest at one of the following options:
1.The prime rate, which is defined in the loan agreement as the highest of:
a.Federal funds rate, as in effect from time to time, plus one-half of one percent;
b.LIBOR rate for a one-month interest period plus one percent; or
c.The rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”
2.The LIBOR rate quoted by the British Bankers Association for the applicable interest period.
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 1.5% and 2.0% and for option (2) above is between 2.5% and 3.0%.
The loan agreement also imposes a commitment fee on the unused portion of the revolving credit facility available. For the third quarter of 2011 and 2010, the weighted-average interest rate on all of our outstanding borrowings was 4.8% and 3.1%, respectively. For the first nine months of 2011 and 2010, the weighted-average interest rate on all of our outstanding borrowings was 3.1% and 1.5%, respectively.

Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders' appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. These events of default include, after the expiration of any applicable grace periods, payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults (other than under the loan agreement), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, change of control and other customary defaults. A default under our loan agreement also could significantly and adversely affect our ability to obtain additional or alternative financing. As of October 1, 2011, we were in compliance with the covenants under our loan agreement.

At October 1, 2011, we had no amounts outstanding under our revolving credit facility and $98.0 million available for future borrowings. At October 1, 2011, the calculated borrowing base was $104.6 million, which did not exceed the maximum borrowing capacity of $140.0 million. At October 2, 2010, we had no amounts outstanding and $99.1 million available for future borrowings. At October 1, 2011 and October 2, 2010, we had $6.8 million and $5.5 million, respectively, of outstanding commercial and stand-by letters of credit.

Our borrowing base at October 1, 2011 and October 2, 2010 consisted of the following (in millions):

	October 1, 2011	October 2, 2010
Accounts receivable availability	$6.4	$6.3
Inventory availability	115.0	115.3
Less: reserves	(5.2)	(5.4)
Less: minimum availability	(11.6)	(11.6)
Less: suppressed availability	—	—
Total borrowing base	$104.6	$104.6

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$(0.2)	$—
Outstanding letters of credit	6.8	5.5
Total obligations	$6.6	$5.5
Accordingly, our availability as of October 1, 2011 and October 2, 2010, respectively, was (in millions):
Total borrowing base	$104.6	$104.6
Less: obligations	(6.6)	(5.5)
Total availability	$98.0	$99.1

Off-Balance Sheet Arrangements

Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of October 1, 2011, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2, “Properties” and Note 7 to the consolidated financial statements in the 2010 Form 10-K.

Loss Contingencies
We are subject to various legal and administrative proceedings, claims and litigation, and compliance audits arising from normal business activities. We currently are undergoing a software license audit initiated by one of our software vendors. The software vendor has not communicated the amount of any potential claim. Accordingly, we are not able to reasonably estimate whether any potential claim may exceed amounts currently accrued.
Additionally, many of these proceedings and audits raise complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of these matters. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact results in the quarter in which such developments, settlements or resolutions are reached. However we do not believe that the outcome of any pending matter would have a material adverse effect on our financial results.

Seasonality

Historically, our business has been highly seasonal. In 2010, approximately 65% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.

Business Trends

Our research and experience indicates that the U.S. boating industry experienced a down cycle in 2009, as evidenced by lower sales in each of our business segments during that year, lower new and used boat sales, and declines in boat registrations in key states. Early in 2010, we began to see signs that customers were preparing their boats for usage, we also saw recovery in demand for our higher-priced items, such as electronics. As we progressed through 2010, we observed that proportionately more sales growth was coming from our Port Supply wholesale business, particularly in sales to Port Supply customers through our stores. These particular sales increases allowed us to leverage our relatively fixed store occupancy expenses. In 2010, we experienced favorable weather conditions throughout most of the boating season; however, we believe there was a general softening in the boating equipment market after the Fourth of July. During the first quarter of 2011, we saw a decline in gross profit primarily as a result of lower product margins due to a sales mix shift toward lower-margin items, such as electronics, and away from higher-margin maintenance related items. We believe this shift was caused by inclement weather in most of the country during the first half of the year, which did not prompt boaters to prepare for the key boating season as early as they did last year, when better weather prevailed during the first quarter. We saw encouraging signs in the first quarter of 2011, including strength in the southeastern part of the country, which was less affected by weather. As we progressed into the second quarter we saw increased sales of discretionary items such as apparel and electronics, partially offset by lower sales of product categories that were higher during the second quarter last year, because they related to efforts to clean up the oil spill in the Gulf of Mexico. Also, later in the second quarter and into the third quarter of 2011, our general sales trend strengthened somewhat. We believe this was due to the weather warming up to seasonal levels later in the second quarter and continuing into the third quarter, whereas many parts of the country were cooler and rainier than normal earlier in the second quarter.

Although we believe we have seen some recent recovery in customer boat usage and demand for higher-priced items, we believe that the ongoing uncertainty in economic conditions has had, and will continue to have, an adverse impact on discretionary consumer spending in an already challenging climate for the boating industry, and we believe that economic uncertainty could continue to have an impact on our sales, with corresponding risks to our earnings and cash flow in 2011 (see the “Fiscal 2010 Compared with Fiscal 2009 - Segment Revenues” discussion in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Form 10-K). Therefore, we will continue to control expense growth and maximize cash flow by:

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

In the near future, while we will continue to manage our business conservatively from an operating expense standpoint, we will also take steps to remain flexible and to maximize sales in the face of varying marketplace demand. Specifically, these actions will include:

•
expanding our merchandise selection, including adding product assortment throughout all of our wide range of merchandise categories and accelerating development of West Marine private-label brands across a number of categories;

•	continuing to roll out our real estate optimization program pursuant to which we are evolving toward having fewer but larger stores;

•
growing our wholesale business by continuing to leverage our store network as a complement to delivering goods out of our distribution centers, with an emphasis on treating our larger stores in certain markets as mini-distribution centers that offer assortment, convenience and competitive pricing with better service and more delivery options;

•	improving the on-line experience for our customers with more and better content, improved search capabilities, faster speed and other new features;

•	focusing on targeted marketing via customer relationship management strategies;

•	making prudent strategic investments in additional core inventory items to maintain in-stock levels in the event improved sales continue; and

•	hiring additional store Associates as needed to maintain customer service levels, while leveraging payroll expense as a percentage of sales.

More broadly, in order to better meet the needs of our customers and provide a better customer experience, we have invested in a strategic project to replace our aging point-of-sale and order management systems. The new platform is intended to enable an integrated cross-channel selling experience for the customer, including faster sales checkout, improved product search capability, integrated customer information and order management, and simplified policy application. This system is being utilized to support our call center and on the Internet and is currently in its initial pilot phase in stores. While we are approaching this project in a measured and methodical manner, the precise timing for company-wide roll-out of the system can not be determined, and the integrity and efficiency of the system are not assured, at this time.

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

Forward-Looking Statements

All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine's future plans, expectations, objectives and business strategies, including our ability to continue to invest in inventory, maintain in-stock levels and improve financial performance; to experience increased sales and to control operating expenses in a challenging environment; to continue to successfully execute our real estate optimization program; to continue to grow wholesale sales through both our Stores and Port Supply segments; to improve our internet business; and to develop an expanded merchandise and private label assortment, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

West Marine's operations could be adversely affected if the current soft economic conditions and the decreased spending in the boating industry continue or worsen, if fuel prices increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in the 2010 Form 10-K, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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
Based on our operating results for the third quarter ended October 1, 2011, a 31-basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pre-tax income and cash flows by less than $0.1 million over the next year (see Note 5 to our consolidated financial statements in the 2010 Form 10-K).

A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.7 million over the next year.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of October 1, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
We are subject to various legal and administrative proceedings, claims and litigation arising from normal business activities. Many of these proceedings raise complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of these proceedings. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact our results in the quarter in which such developments, settlements or resolutions are reached. However, we do not believe that the outcome of any current proceedings audits would have a material adverse effect on our financial results.

For legal proceedings where we have determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. There has been no material change in any of the matters set forth in Item 3 of the 2010 Form 10-K, and no new matters have commenced since the filing of the 2010 Form 10-K that would be required to be disclosed. For more information, see Item 3, “Legal Proceedings” in the 2010 Form 10-K.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – [REMOVED AND RESERVED]

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 13, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1
Lease Agreement, dated June 26, 1997, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.2
First Amendment of Lease, dated July 27, 2005, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated July 27, 2005 and filed July 28, 2005).

10.3
Second Amendment of Lease, dated December 22, 2005, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 22, 2005 and filed on December 29, 2005).

10.4
Third Amendment of Lease, dated November 30, 2006, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 29, 2009 and filed on July 30, 2009).

10.5
Fourth Amendment of Lease, dated July 29, 2009, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated July 29, 2009 and filed on July 30, 2009).

10.6
Fifth Amendment of Lease, dated July 15, 2011, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated July 15, 2011 and filed on July 20, 2011).

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

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of October 1, 2011, January 1, 2011 and October 2, 2010; (ii) the condensed consolidated statements of income for the 13 weeks ended October 1, 2011 and October 2, 2010 and 39 weeks ended October 1, 2011 and October 2, 2010; and (iii) the condensed consolidated statements of cash flows for the 39 weeks ended October 1, 2011 and October 2, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 4, 2011	WEST MARINE, INC.

		By:	/s/ Geoffrey A. Eisenberg
Geoffrey A. Eisenberg
Chief Executive Officer

		By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer