Form 10-K
period 2011-12-31
WEST MARINE INC
filed 2012-03-07
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 1, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $238.4 million based on the closing sale price of $10.48, as reported on the NASDAQ Global Market on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2012
Common stock, $.001 par value per share	22,972,874 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2012	Part II, Item 5 and Part III

WEST MARINE, INC.
2011 FORM 10-K ANNUAL REPORT

i

PRELIMINARY NOTE
This report is for the year ended December 31, 2011. This report modifies and supersedes documents filed prior to this report. The Securities and Exchange Commission (the “SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this report. In addition, information that we file with the SEC in the future automatically will update and supersede information contained in this report.
We undertake no obligation (other than that required by law) to publicly update or revise any disclosures contained in this report, whether as a result of new information, future events or otherwise. Website references throughout this report are for information only, and the content of these websites is not incorporated by reference and should not otherwise be considered a part of this report.
All references to 2011, 2010 and 2009 in this report refer to our fiscal years ended on December 31, 2011, January 1, 2011 and January 2, 2010, respectively. Fiscal years 2011, 2010 and 2009 were fifty-two week years.

ii

PART I
ITEM 1—BUSINESS
General
West Marine is the largest specialty retailer of boating supplies and accessories with 2011 net revenues of $643.4 million. Our business strategy is to offer a broad assortment of merchandise for the boat and for the boater that meets the needs of individual boaters and boating businesses, provide great customer experiences, and offer the convenience of multi-channel shopping.
We have three reportable segments: Stores; Port Supply, our wholesale segment; and Direct-to-Customer, which includes eCommerce, catalog and call center transactions. The Direct-to-Customer segment was formerly referred to as our Direct Sales segment. We consider our individual stores to be operating segments which we aggregate into one reportable segment. Our Stores segment generated approximately 90% of our 2011 net revenues. Our 319 Company-operated stores open at the end of 2011 are located in 38 states, Puerto Rico and Canada. We sell to both retail and wholesale customers in our Stores segment. In addition, we have three franchised stores in Turkey. Our Port Supply segment is one of the largest wholesale distributors of marine supply and equipment in the United States. Products shipped to Port Supply customers directly from our warehouses represented approximately 4% of our 2011 net revenues. Our Direct-to-Customer segment offers customers around the world approximately 75,000 products and accounted for the remaining 6% of our 2011 net revenues. Financial information about our segments appears in Note 10 to our consolidated financial statements, in Item 8 of this report.
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
Stores Segment
Since opening our first store in California in 1975, we have grown through internal expansion and through strategic acquisitions to 319 Company-operated locations open at the end of 2011.
During 2011, we continued to focus on our real estate optimization program pursuant to which we are evolving toward having fewer but larger stores. We opened six stores while closing 14 stores during fiscal 2011. We ended the year with an aggregate of 2.72 million total square feet of space for all Company-operated stores, up slightly from 2.69 million square feet at the end of fiscal 2010. In December 2011, we opened our Fort Lauderdale Boating Superstore, a 50,000 square foot flagship and the biggest store in our history. We had ten flagship stores open at the end 2011, ranging in size from 21,000 to 50,000 square feet, offering an expansive array of merchandise - typically about 16,000 items - as well as displays designed to help customers make informed product selections. These stores offer not only an extensive assortment of core boating hardware and supplies, but also present a broader selection of boating-related lifestyle products, such as apparel. The flagship stores feature unique visual design elements and fixtures with nautical themes, designed to create an exciting atmosphere that we believe appeals to our customers.
We also operate large format stores, standard-sized stores and smaller “Express” stores. Our large format stores range from 13,000 to 19,000 square feet and carry about 11,000 items. The standard-sized stores typically range from 6,000 to 12,000 square feet and carry over 6,000 items. Express stores typically range from 2,500 to 3,000 square feet and carry over 4,000 items, mainly hardware and other supplies needed for day-to-day boat maintenance and repairs. In 2012, we currently expect to open approximately five flagship stores, seven large format stores and one standard-sized store. These store openings will replace approximately 25 existing stores.
We regularly monitor and take steps to improve individual store performance, including remodeling or expanding stores, relocating stores to more profitable locations and closing lower-performing stores which, along with our flagship and large store concepts, form a part of our real estate optimization strategy. In 2011, we expanded one store and remodeled three stores. In 2012, we expect to expand two large format stores into flagships and to expand one standard-sized store into a large format store, and we will continue to pursue opportunities to consolidate multi-store markets with larger stores. We also will close stores as and when appropriate based on store operating data and as stores approach their lease end dates. To date, we have identified approximately six such locations to close in 2012.
Port Supply Segment
Port Supply, our wholesale segment, expands our market share across a broader customer base and leverages our purchasing and distribution efficiencies. In 2011, we distributed marine supplies to domestic and international wholesale customers. Our largest wholesale customer accounted for less than 1% of total Port Supply segment revenues. Port Supply customers include businesses involved in boat sales, boat building, boat commissioning and repair, yacht chartering, marina operations and other boating-related activities. In addition, Port Supply sells to government and industrial customers who use our products for boating and non-boating purposes.
We serve the wholesale market through sales representatives, our stores, our call center and the Internet at portsupply.com. Our extensive store network gives Port Supply an advantage in serving wholesale customers seeking convenience and a larger assortment of products than those carried by typical distributors. We believe that with continued customer focus, expanded distribution capabilities with an emphasis on treating our larger stores in certain markets as hubs or regional distribution centers, and our breadth of product selection and availability, we will continue to be recognized as the preferred wholesale distributor in the industry.
Direct-to-Customer Segment
Our retail eCommerce website, direct mail catalogs, and virtual call center comprise the Direct-to-Customer segment. This channel complements the Stores segment by building brand awareness, acting as an additional marketing vehicle, and providing our customers with the option of shopping from around the globe, 24 hours a day.
Our eCommerce website provides our customers with access to a broad selection of approximately 75,000 products, unique product advisor tips and technical information, over 450 product videos and customer-submitted product reviews. We also believe our website is a cost-effective means of testing market acceptance of new products and concepts.
This segment also provides customers with access to knowledgeable technical advisors who can assist our customers in understanding the various uses and applications of the products we sell. We operate a virtual call center from which our associates assist our customers by taking calls from their homes or from our support center in Watsonville, California. Our virtual call center supports sales generated through our eCommerce website, catalogs and stores, and provides customer service offerings. Fulfillment of customer orders placed on the website or via our virtual call center is completed through our distribution centers, or in limited cases directly from the vendor to the customer.
We mail our catalogs to addresses from our proprietary customer list. In addition, we acquire potential customer names from a variety of sources. Our customer list is continually updated to include customer address changes and new customer prospects, and to eliminate non-responders and information of customers requesting to opt out of our marketing programs.
Foreign Sales
We promote and sell our marine products internationally through our Port Supply and Direct-to-Customer segments. Through our Stores segment, we operate ten stores located in Canada. In addition, we have three franchised stores in Turkey. For each of 2011, 2010 and 2009, revenues from outside of the United States represented less than 5% of our total net revenues.
Customer Service
Offering exceptional customer service has been the cornerstone of West Marine since our beginning. We remain focused on the customer and providing great customer experiences. Many of our selling associates receive advanced product and technical training, empowering them to take great care of our customers. We will continue to listen to our customers and refine our business to meet their needs.
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
We purchased merchandise from more than 900 vendors during 2011 and realized savings through quantity purchases and direct shipments. In 2011, no single vendor accounted for more than 10% of our merchandise purchases, and our 20 largest vendors accounted for approximately 41% of our merchandise purchases. Generally, we purchase merchandise from our vendors on an order-by-order basis.
We continued to offer private label merchandise in 2011, which typically features higher gross margins than comparable branded products. Private label products, which we sell under the “West Marine,” “Black Tip,” “Third Reef,” “Pure Oceans,” "Lifesling", "SeaVolt," and “Seafit” brand names, usually are manufactured in Asia, the United States and Europe. We have a limited number of long-term contracts with our manufacturing sources and we compete with other companies for production facilities and import quota capacity.
Logistics
We operate two full service multi-channel distribution centers: a 472,000 square foot facility in Rock Hill, South Carolina and a 240,000 square foot facility in Hollister, California. Generally, vendors ship products to our distribution centers where merchandise is inspected and prepared for shipment to stores or shipped directly to customers in order to fulfill inventory or outstanding customer orders for all of our business segments (Stores, Port Supply, and Direct-to-Customer). Some vendors ship products directly to our stores. We use various third-party domestic and international transportation methods, such as ocean, air and ground, including Company-owned vehicles. Our distribution centers utilize advanced material handling equipment and voice-picking technologies, as well as radio frequency systems, to enable real-time management of inventory.
Marketing
Our overall marketing objective is to provide a customer-driven marketing strategy that delivers compelling product offers that are designed to drive customer traffic and are aligned with the customers' needs and our mission statement, to acquire new customers and to increase sales and profit. Our approach is to integrate across shopping channels allowing the customer to choose where they prefer to research products and shop. We position the West Marine brand to stand for better selection, trust, friendly and knowledgeable service, product value and shopping convenience. We market our products and services through direct mail catalogs and flyers, email and advertisements in boating specialty publications, newspapers and on the Internet.
We believe our West Advantage loyalty programs rank among the best in outdoor recreational membership programs in the United States. Both the West Advantage free and paid memberships allow our customers to earn points on qualifying purchases for future discounts, exclusive offers and invitations to unique shopping events designed to reward our customers for their support and loyalty.
We are committed to working towards conserving marine resources, reducing our impact on the environment and promoting boating. West Marine is committed to being a leader in sustainability within the industry through our initiative "Blue Future" where we support marine conservation, promote “Green Boating” and support the communities in which we work. We participate in a number of boat shows and sponsor boating-related events each year that deliver the "Blue Future" message. These events are designed to encourage participation in boating, increase the number of people enjoying the boating lifestyle, promote environmental responsibility and improve West Marine’s brand recognition.
Competition
The market for marine supplies is highly competitive and our stores compete with other specialty boating supply stores, and a variety of local and regional specialty stores, sporting goods stores and mass merchants. Many of these competitors have stores in markets where we now operate. Also, we have a number of competitors engaged in the catalog, Internet and wholesale distribution of marine products. The principal factors of competition in our marketplace are selection, quality, availability, price, customer service, convenience and access to a wide variety of merchandise.
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
Associates
As of February 18, 2012, we had 4,043 associates, of whom 1,863 were full-time and 2,180 were part-time or temporary. A significant number of temporary associates are hired during the summer peak selling season. For example, West Marine employed 4,787 associates on July 2, 2011.
Available Information
West Marine’s Internet address is westmarine.com. We make available, free of charge through the “Investor Relations” portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including the exhibits thereto, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. Interested persons may also access copies of these reports through the SEC’s website, sec.gov. We will furnish to our stockholders any exhibit to this annual report upon the written request of such stockholder and the payment of a specified fee, which is limited to our reasonable expenses.
We have adopted a code of ethics for our associates and Board of Directors, as well as an additional code of ethics for our senior financial officers (including our principal executive officer, principal financial officer and principal accounting officer). Copies of these codes of ethics are available on our website at westmarine.com, or printed copies can be obtained by writing to the Secretary, West Marine, Inc., 500 Westridge Drive, Watsonville, California 95076. Any amendments to these codes of ethics, as well as any waivers that are required to be disclosed under the rules of the SEC or the NASDAQ Stock Market, are posted on our website.
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
The global economic crisis that began in 2008 caused a general tightening in credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed-income markets. Continued softness in the U.S. or global economy, or an uncertain economic outlook, could adversely affect consumer spending habits, our ability to attract and retain customers and our operating results in the future. Because consumers often consider boats to be luxury items, our success depends upon a number of factors relating to consumer spending, including current and future economic conditions affecting disposable consumer income, consumer confidence, employment rates, business conditions, fuel prices, interest rates and tax rates. Our business opportunities are directly dependent upon the level of consumer spending on recreational boating supplies, a discretionary spending item. In addition, volatility in fuel and other energy prices and general weakness in housing markets and the economy in general has resulted in decreased discretionary consumer spending. Any period of adverse economic conditions, low consumer confidence or reduced discretionary spending could impact our ability to attract and retain customers, resulting in a material adverse effect on our sales, results of operations, business and financial condition.
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
Our expected financial performance is based on our new, remodeled, or expanded stores opening on expected dates. It is possible that events such as construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of God, discovery of contaminants or accidents could delay planned new store openings beyond their expected dates or force us to abandon planned openings altogether. Any failure on our part to recognize or respond to these issues may adversely affect our revenue growth, which, in turn, may adversely affect our future operating results.
Higher fuel and energy costs can adversely affect our results.
Because consumers often consider boats, boat accessories, and boating to be luxuries, higher energy and fuel costs could potentially have an adverse effect on our results. Higher fuel prices may have an adverse effect on boating usage and, consequently, demand for marine retail products. Additionally, we may experience increases in operating expenses due to increases in our facilities costs and in the cost of shipping products to our distribution centers and to our customers.
We experience fluctuations in our comparable store sales.
Our comparable store sales have fluctuated significantly in the past on an annual and quarterly basis, and we expect that they will continue to fluctuate in the future. A variety of factors affect comparable store sales including boat usage, boating participation, current economic conditions, competition, the timing and release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors and others may cause our comparable store sales, customer traffic, and average order values to differ materially from prior periods and from expectations. Failure to meet the expectations of investors in one or more future periods could reduce the market price of our common stock.
We have undertaken a number of strategies designed to build our long-term strength. If one or more of these initiatives is unsuccessful, our profitability could be adversely affected.
Over the past few years, we launched a number of initiatives designed to increase sales and lower costs. These initiatives include optimizing our supply chain and inventory levels, closing under-performing stores with corresponding workforce adjustments, expanding our merchandise assortments, accelerating development of West Marine private-label brands, expanding our wholesale business, improving the retail experience for our retail and wholesale customers, placing emphasis on driving comparable store sales, and investing in real estate optimization by expanding to more large format and flagship stores. Each of these initiatives carries a certain level of risk, primarily related to increased expenses or reduced sales, which, when combined, could be material. If we fail to successfully execute one or more of these strategies, our profitability could be adversely affected.
Our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, natural disasters, such as hurricanes or extraordinary amounts of rainfall, or man-made disasters occur, especially during the peak boating season in our second and third fiscal quarters.
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
The retail market for recreational boating supplies and apparel is highly competitive. Our stores compete with other specialty marine supply stores. Many of these competitors have stores in the markets in which we now operate and in which we plan to expand. We also compete, to a lesser extent, with sporting goods stores and mass merchants. Our Internet and call center operations compete with other Internet and catalog retailers. We also have a number of competitors in the wholesale distribution of marine products. In addition, a key competitive factor in the marine supplies market is price. Increased online shopping and the availability and use of smart-phones or mobile devices allow customers to compare prices more quickly than in the past. Competitive pricing pressures have adversely affected our gross margins, and such pressures are expected to continue. In addition, if our competitors increase their spending on advertising and promotions relative to our spending, or if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our results of operations. There can be no assurance that we will not face greater competition from other retailers or that we will be able to compete successfully with existing and new competitors.
If any of our manufacturers, key vendors or third party service providers fail to supply us with merchandise or services, we may not be able to meet the demands of our customers or our business needs and our sales could decline.
We depend on merchandise purchased from our vendors, services provided by third parties, and merchandise sourced from third-party manufacturers to obtain products and services for our sales channels. Generally, we deal with our merchandise suppliers on an order-by-order basis and have limited long-term purchase contracts or other contractual assurances of continued supply or pricing. Accordingly, our vendors and manufacturers could discontinue selling products to us at any time. The loss of any key vendor or manufacturer for any reason could limit our ability to offer products that our customers want to purchase. In addition, we believe many of our vendors obtain their products from China, Taiwan, Korea, Mexico and other countries, and we source products from third-party manufacturers in these countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be within our control or the vendor’s control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions, quotas, quality control, increased costs for raw materials, and trade issues. Also, there is a risk that certain of our vendors or third party service providers may experience financial difficulty resulting in inability to provide service or manufacture or deliver products or services to us in a timely manner. Additionally, changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms or inability or failure of our service providers to provide required services, could negatively impact our operating results. Our operating results also could suffer if we are unable to promptly replace a vendor, manufacturer or service provider who is unwilling or unable to satisfy our requirements with a vendor, manufacturer or service provider providing equally appealing products or services.
If we lose key management or are unable to attract and retain the talent required for our business, our operating results and financial condition could suffer.
Our future performance is substantially dependent upon the continued services of certain members of our senior management. We do not maintain any key-man life insurance for our senior management, including Geoff Eisenberg, our President and Chief Executive Officer. The loss of the services of any key members of senior management could have a material adverse effect upon us. In addition, our continued growth depends on our ability to attract and retain skilled executives. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified executives in the future or that our current management team will be successful in executing our planned strategies or continue to operate West Marine in a profitable manner.
Our business depends on our ability to meet our labor needs.
Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified associates, including general managers, assistant managers, call center associates and store associates, who understand and appreciate boating and the boating lifestyle and are able to communicate knowledgeably with our customers. Qualified individuals of the requisite caliber and in the numbers needed to fill these positions may be in short supply in some areas. Historically, turnover rates in the retail industry are high in comparison to other industries.
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
Reliance on our information technology systems exposes us to potential risks, such as interruptions due to natural disasters, cyber-attacks, unplanned data center and system outages, fraud perpetrated by malicious individuals or other causes. Our information technology systems and processes are hosted in two locations: our support center in Watsonville, California and at a co-location site outside of the state of California managed by a third-party provider. We intend to increase our reliance on information technology systems in order to improve our business processes and supply chain efficiencies and this includes implementation of new software and hardware. Any unmitigated interruption of our information technology systems may have a negative impact on future financial results.
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
During 2009, we began a technology project to develop a new integrated point of sale and order entry management system with new associated business processes designed to provide multi-channel and cross-channel capabilities and functionality. We launched the system in the fourth quarter of 2011 and have rolled it out to all stores in the first quarter of 2012, and we anticipate that additional enhancements to this system will be rolled out during 2012. The integration of these new processes and technology systems into our business was disruptive and more costly than we anticipated. Should we be unable to successfully complete the implementation of the additional enhancements as planned, our financial position and results of operations could be materially negatively impacted.
Security breaches, such as data breaches, data theft, unauthorized access or hacking, or inadvertent mishandling of sensitive data by our associates could compromise sensitive information belonging to us or our customers and could harm our business and reputation.
Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our technology systems, as well as those of our service providers, are vulnerable to damage from a variety of sources including network and telecommunication failures, power outages, viruses, malicious human acts, natural disasters and human error. Sustained or repeated system outages that interrupt our ability to process orders and deliver products to our customers and our stores in a timely manner could have a material adverse effect on our results of operations and financial condition.
We store sensitive data, including our proprietary business information, customer and vendor information, and confidential associate information, in our on-site and co-location data centers and on our networks. Despite our security measures, our information technology and infrastructure, or that of our third party providers, may be vulnerable to attacks by hackers, cyber-attacks, or breached due to associate error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information. Any such security breach could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business. Improper activities by third parties, advances in computer and software capabilities and encryption technologies, new tools and discoveries, and other new events or developments, may facilitate or result in a compromise or breach of our computer systems. Any such compromises or breaches could cause interruptions in our operations, damage our reputation, subject us to costs, fines or liabilities, and potentially hurt sales, revenues and profits.
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
We face periodic reviews, audits and investigations by government agencies and independent third parties, and these audits could have adverse findings, which may negatively impact our business.
We are subject to various routine and non-routine reviews, audits and investigations by various federal and state governmental regulators, including environmental, tax and customs agencies. Violation of the laws and regulations governing our operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the suspension or revocation of our licenses, or the revision and recoupment of past payments made based on audit findings. In addition, certain third party suppliers have rights under their contracts with us to review and audit our use of their products, and an unfavorable audit could result an adverse and possibly material claim for payment. Many proceedings and audits raise complex factual and legal issues and are subject to uncertainties. If we become subject to material fines or other payments due and owing, the cost of defense, or if other sanctions and/or corrective actions are imposed upon us or if we incur significant costs to refute or defend against any such fine, claim or other sanction, our results of operations may be negatively impacted.
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
We sell paints, varnishes and other products. The registration, storage, distribution, transportation and disposal of some of these products are subject to a variety of federal and state environmental regulations. Our failure to comply with these regulations could have an adverse impact on our business. In addition, we have indemnified certain of our landlords for any hazardous waste which may be found on or about the particular property or operation. If any such hazardous waste were to be found on property that we occupy, a significant claim giving rise to our indemnity obligation could adversely impact our operating results.
Because we self-insure against certain risks and maintain high deductibles on certain of our insurance policies, our operating results may be adversely affected if we suffer a substantial casualty.
We believe that insurance coverage is prudent for risk management, and we expect that our insurance costs will continue to increase. For certain types or levels of risk, including medical care, we have decided to limit our purchase of relevant insurance, choosing instead to self-insure. With medical insurance, we have individual and aggregate stop loss insurance to protect us from large claims. In other cases, we have elected to retain a higher portion of the risk in the form of higher deductibles. For example, during fiscal year 2011, we experienced higher year-over-year health care claims. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results.
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
We operate retail stores located in Canada, and therefore our cash flows and earnings are exposed to currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar. While we may attempt to limit our exposure to exchange rate changes by entering into short-term currency exchange contracts, there is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful. Our currency exchange gains or losses may adversely impact our cash flows and earnings. Additionally, adverse movements in currency exchange rates could result in a reduction in growth of international Direct-to-Customer sales, impacting our cash flows and earnings.
We face the risk of exposure to product liability claims, product recalls and adverse publicity.

We market and distribute products purchased from third-party suppliers, including products which are marketed and resold under our private label brands. We may inadvertently resell product(s) that contain a defect which may cause property damage or personal injury to our end-user customers, which therefore exposes us to the risk of adverse publicity, product liability claims, and product recalls or other regulatory or enforcement actions, including those initiated by the U.S. Consumer Product Safety Commission, by state regulatory authorities or through private causes of action. We generally seek contractual indemnification and insurance coverage from our suppliers and we carry our own insurance. However, if the insurance coverage is not provided or adequate and/or the contractual indemnification is not provided by or enforceable against the supplier, product liability claims relating to defective and/or recalled products could have a material adverse effect on our ability to successfully market our products and on our business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the costs associated with defending such claims and/or the negative publicity surrounding a product recall or any assertion that our products caused property damage or personal injury, could damage our brand identity and our reputation with existing and potential customers and have a material adverse effect on our business, financial condition and results of operations.
Changes in laws and regulations could increase our cost of doing business.
We are subject to a wide variety of laws and regulations in the United States and the other countries and jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices and/or our profitability. Changes in U.S. or foreign law that change our operating requirements with respect to sourcing or reselling products could increase our costs of compliance or make it too expensive for us to offer such products, which could lead to a reduction in revenue. Also, changing regulations and laws governing the Internet and eCommerce transactions (including taxation, user privacy, data protection, pricing and electronic communications) could impede the growth of our Internet business and increase our cost of doing business. In addition, changes in interpretations of laws or regulations, such as a recent California Supreme Court decision holding that zip codes constitute personally identifiable information could adversely impact industry practices related to collecting customer information. Any changes we make as a result of this decision could add significant costs, expose us to litigation, impact our marketing efforts, impede growth of our customer database and limit our customer-service offerings. Furthermore, changes in federal or state wage requirements (including changes in entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation) could adversely impact our ability to achieve our financial targets.
We are subject to governmental export and import controls that could subject us to liability.
Many of the products sold in our stores are sourced by our vendors and, to a limited extent, by us, in many foreign countries. As a result, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: potential disruptions in supply; changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise; strikes and other events affecting delivery; consumer perceptions of the safety of imported merchandise; product compliance with laws and regulations of the destination country; concerns about human rights, working conditions and other labor rights and conditions in foreign countries where merchandise is produced; compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act; and economic, political or other problems in countries from or through which merchandise is imported. Furthermore, in 2010, U.S. Customs and Border Protection completed its focused assessment related to our import practices during which certain deficiencies were identified. Although we have enhanced policies and procedures to address these deficiencies and to facilitate compliance with laws and regulations relating to doing business in foreign markets and importing merchandise from, and exporting merchandise abroad, such laws and regulations are highly complex and there can be no assurance that our associates, contractors, agents, vendors or other third parties with whom we do business will not violate such laws and regulations or our policies, which could adversely affect our operations or operating results.
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

ITEM 1B—UNRESOLVED STAFF COMMENTS
None.
ITEM 2—PROPERTIES
Our executive offices and support center are located in a 106,000 square foot facility in Watsonville, California, which we occupy under a lease that expires in 2016. We operate a 240,000 square foot distribution center located in Hollister, California, under a lease that expires in 2021. We also operate a 472,000 square foot distribution center located in Rock Hill, South Carolina, under a lease that expires in 2017. At December 31, 2011, our 319 stores comprised an aggregate of approximately 2.7 million square feet of space. Nearly all of our stores are leased, typically for a five-year or 10-year initial term, with options to renew for at least one five-year period. In some leases, we pay a fixed rent, in others we have a period of fixed rent and then a rent change that is either fixed or determined by a consumer price index calculation. Substantially all of our leases require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses and common area maintenance.

ITEM 3—LEGAL PROCEEDINGS
We are involved in various legal and administrative proceedings, claims and litigation and regulatory compliance audits arising in the ordinary course of business. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact our results in the quarter in which such developments, settlements or resolutions are reached. Based on the facts currently available, we do not believe that the disposition of legal or administrative proceedings that are pending or asserted, individually and in the aggregate, will have a material adverse effect on our financial position. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact our results of operations in any given period.
For legal proceedings where we have determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For legal proceedings where a loss is reasonably possible, the range of estimated loss is not material.
ITEM 4—MINE SAFETY DISCLOSURE
Not applicable.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
High	$13.36	$11.00	$10.43	$11.63
Low	$9.80	$9.85	$7.70	$7.01
2010
High	$11.70	$13.05	$11.48	$11.05
Low	$8.16	$9.44	$8.42	$8.99

As of March 1, 2012, there were approximately 6,248 holders of record of our common stock, and the last sale price reported on the NASDAQ Global Select Market was $10.70 per share. We have not paid any cash dividends on our common stock, and we do not anticipate doing so in the foreseeable future.
The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our definitive proxy statement for our 2012 annual meeting of stockholders.

The following graph compares the five-year cumulative total stockholder return on West Marine common stock with the five-year cumulative total return of (i) the NASDAQ Composite Index and (ii) peer companies in the Morningstar Industry Group—Specialty Retail index. The graph showing the Morningstar Industry Group—Specialty Retail was compiled and prepared for West Marine by Zacks Investment Research. We have been advised by Morningstar that Zacks Investment Research is the exclusive provider of Morningstar industry data for total return performance graphs. The index presented below consists of 75 specialty retailers.

160
140
120
100
80
60
40
20
0
DOLLARS
12/30/2006
12/29/2007
1/3/2009
1/2/2010
1/1/2011
12/31/2011
WEST MARINE, INC.
MORNINGSTAR INDUSTRY GROUP INDEX
NASDAQ COMPOSITE INDEX

COMPARISON OF 5 YEAR CUMMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON DEC. 30, 2006
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING DEC. 31, 2011

	12/30/2006	12/29/2007	1/3/2009	1/2/2010	1/1/2011	12/31/2011
West Marine, Inc.	$100.00	$52.23	$26.40	$46.67	$61.26	$67.34
Specialty Retail	100.00	108.86	63.96	105.96	135.15	129.65
NASDAQ Composite Index	100.00	111.58	68.74	96.54	114.06	113.16

The performance graph set forth above will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that we specifically incorporate it by reference, and will not otherwise be deemed to be soliciting material or to be filed under such Acts.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA
The following consolidated balance sheet data for 2011 and 2010 and consolidated statement of operations data for 2011, 2010 and 2009 have been derived from our consolidated financial statements for the fiscal years appearing elsewhere in this report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and notes thereto in Item 8.

(in thousands, except per share and operating data)	2011		2010	2009	2008		2007
Consolidated Statement of Operations Information:
Net revenues	$643,443		$622,802	$588,416	$631,258		$679,561
Income (loss) from operations	22,139	(1)	14,884	10,345	(22,932)	(2)	(51,107)	(4)
Income (loss) before income taxes	21,221	(1)	14,247	9,539	(25,270)	(2)	(55,069)	(4)
Net income (loss)	29,662	(1)	13,227	12,376	(38,800)	(2)(3)	(49,976)	(4)
Net income (loss) per share:
Basic	$1.30	(1)	$0.59	$0.56	$(1.76)	(2)(3)	$(2.30)	(4)
Diluted	1.27	(1)	0.57	0.55	(1.76)	(2)(3)	(2.30)	(4)
Consolidated Balance Sheet Information:
Working capital	$197,930		$176,616	$157,620	$183,223		$207,722
Total assets	335,657		308,886	292,237	314,592		368,318
Long-term debt, net of current portion	—		—	—	47,000		52,338
Operating Data:
Stores open at year-end	319		327	335	344		372
Comparable stores net sales increase (decrease)	2.3%		6.3%	(3.6)%	(6.8)%		(1.9)%

(1)
Includes a $15.7 million non-cash benefit from the release of substantially all of our valuation allowance against deferred tax assets (see Note 8 to our consolidated financial statement for further discussion).

(2)
Includes the following items on a pre-tax basis: a $10.7 million charge for store closures and other restructuring costs (see Note 3 to our consolidated financial statements for further discussion); a $2.9 million non-cash charge for impairment of long-lived assets; and $2.2 million of costs related to the settled SEC investigation.

(3)	Includes the impact of a $23.2 million non-cash charge to provide a full valuation allowance against all net deferred tax assets, including 2008 additions to deferred tax assets.

(4)
Includes the following items on a pre-tax basis: a $56.9 million non-cash charge for impairment of goodwill; $2.7 million of costs related to the settled SEC investigation; $1.3 million of termination severance payments to our former chief executive officer; a $1.3 million non-cash charge for impairment of long-lived assets; and a $0.6 million charge for store closure and other restructuring costs.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and supplementary data in Item 8.
Forward-Looking Statements
The statements in this Form 10-K that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to our future plans, expectations, objectives, performance and similar projections, such as statements regarding our earnings and growth in profitability and expectations relating to our ability to continue to manage our expenses and execute on our strategies in a relatively flat boating equipment market, as well as facts and assumptions underlying these statements or projections. These forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that actual results will not differ materially from these expectations. These risks, uncertainties and other factors are discussed under risk factors in Item 1A of this report.
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
Overview
We are the largest specialty retailer of boating supplies and accessories with 2011 net revenues of $643.4 million and net income of $29.7 million. Our business strategy is to offer a broad assortment of merchandise for the boat and for the boater that meets the needs of individual boaters and boating businesses, provides great customer experiences and offers the convenience of multi-channel shopping.
A few of the new or continuing key strategies we are implementing or building upon during 2012 include:

•
Expanding our merchandise selection, including adding product assortment throughout our wide range of merchandise categories and accelerating development of West Marine private-label brands across a number of categories.

•	Continuing to focus on our real estate optimization program pursuant to which we are evolving toward having fewer but larger stores.

•
Growing our Port Supply wholesale business by continuing to leverage our store network as a complement to delivering goods out of our distribution centers, with an emphasis on treating our larger stores in certain markets as hubs or regional distribution centers that offer assortment and convenience with personal service and more delivery options.

•
Driving sales growth by improving the on-line experience for our retail and wholesale customers with expanded assortments, more and better content, improved search capabilities, faster speed and other new features. We believe the websites drive traffic and sales in all segments.

•
Placing emphasis on driving comparable store sales by increasing associate knowledge through technical training, promoting the option of buying on-line and picking up in a store, and encouraging customers to join and benefit from our West Advantage loyalty membership programs.

We have three reportable segments: Stores; Port Supply; and Direct-to-Customer. Our Stores segment generated approximately 90% of our 2011 net revenues. Our 319 Company-operated stores open at the end of 2011 are located in 38 states, Puerto Rico and Canada. In addition, we have three franchised stores in Turkey. Our Port Supply segment is one of the largest wholesale distributors of marine equipment in the United States. Products shipped to Port Supply customers directly from our distribution centers represented approximately 4% of our 2011 net revenues. Our Direct-to-Customer segment, which includes our retail eCommerce, direct mail catalogs and call center operations, offers customers around the world approximately 75,000 products, and it accounted for the remaining 6% of our 2011 net revenues.

Results of Operations
The following table sets forth certain income statement components expressed as a percent of net revenues:

	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	71.2%	71.8%	72.7%
Gross profit	28.8%	28.2%	27.3%
Selling, general and administrative expense	25.4%	25.8%	25.8%
Store closures and other restructuring costs	—%	—%	(0.3)%
Impairment of long-lived assets	—%	—%	—%
Income from operations	3.4%	2.4%	1.8%
Interest expense	0.1%	0.1%	0.2%
Income before income taxes	3.3%	2.3%	1.6%
Provision (benefit) for income taxes	(1.3)%	0.2%	(0.5)%
Net income	4.6%	2.1%	2.1%
Fiscal 2011 Compared with Fiscal 2010
Net revenues for 2011 were $643.4 million, an increase of 3.3%, compared to net revenues of $622.8 million for 2010. Sales increased in the electronics and fishing categories, which are primarily discretionary items, as well as in the apparel categories, which we attribute to our merchandise expansion strategy. During the first half of the year, sales of usage-based items, such as maintenance, engine parts and electrical products, were lower than the prior due to inclement weather in many markets; however, as we progressed through the remainder of the fiscal year, we saw increased sales and ended the year with higher sales in these categories. We expect consumers to continue to carefully evaluate their needs-based boating purchases and their spending on discretionary items. We believe that economic uncertainty, including fuel prices, could continue to have an impact on our sales, with corresponding risks to our earnings and cash flow in 2012. In response, we will continue to focus on managing expenses, while making prudent investments in growth and emphasizing working capital management. Net income for 2011 was $29.7 million compared to net income for 2010 of $13.2 million. The increase in net income was attributable to the release of substantially all of our valuation allowance discussed below under “Income taxes” and net revenues growth outpacing the costs of goods sold.
Segment revenues
Net revenues for the Stores segment increased $18.4 million, or 3.3%, to $578.9 million in 2011, primarily due to an $11.6 million, or 2.3%, increase in comparable store sales. A driver of the comparable store sales increase was higher sales to wholesale customers through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through store locations. In certain markets, our larger stores serve as hubs or regional distribution centers that offer better assortments and convenience with personal service and more delivery options for wholesale customers. Real estate activity connected with our store optimization strategy drove an $8.9 million increase in net revenues as stores opened during the fourth quarter of 2010, and stores opened during 2011 generated $39.9 million in sales, whereas stores closed during these same periods effectively reduced net revenues by $31.0 million.
During 2012, we expect to open approximately five flagship stores, seven large format stores, and one standard-sized store and close approximately 25 existing stores in connection with our real estate optimization strategy of evolving to having fewer, larger stores in many of our key markets. As a result of these actions, we expect that our overall store counts will decline slightly, while our total selling square footage will increase slightly. In addition, we will continue with our practice of monitoring the operating performance and economics of all store locations and evaluating for closure any underperforming stores when the economics favor doing so.
Port Supply segment net revenues through our distribution centers decreased $0.9 million, or 3.0%, to $27.5 million in 2011 compared to 2010. However, sales to the wholesale customer group increased in our Stores segment. We believe the shift from Port Supply to Stores was driven by our ongoing efforts to better serve our wholesale customers through our store locations.
Net revenues from our Direct-to-Customer segment, which we formerly referred to as our Direct Sales segment, increased $3.1 million, or 9.2%, to $37.1 million from higher sales through our website. The increased sales resulted from technology upgrades completed in 2010, expanded marketing offerings and product assortments, which drove higher traffic to the website and resulted in higher average order values per transaction.
Comparable store sales
Comparable store sales for 2011 increased by 2.3%, or $11.6 million, compared to 2010. Comparable store sales changes during the first, second, third and fourth quarters of 2011 were 2.7%, 0.0%, 3.9% and 4.3%, respectively. The overall comparable store trends were positive across geographic regions, with the strongest growth in the Southeast. Our merchandise expansion strategy resulted in positive comparable store sales across all regions, with the strongest results in the for-the-boater categories. We believe the sales results by category in the Southeast were consistent with higher boat usage demonstrated by higher sales of maintenance-related products in that region. Also, we identified an opportunity in the Southeast to expand our fishing assortments and delivered sales growth in that category. While it appears the economy has stabilized generally, there remains some uncertainty about the market for boating supplies and related merchandise.

Gross profit
Gross profit increased by $9.3 million, or 5.3%, to $184.9 million in 2011, compared to $175.6 million for 2010, primarily due to higher sales. Gross profit increased as a percentage of net revenues by 0.6% to 28.8% in 2011, compared to 28.2% in 2010, primarily due to a 0.3% reduction in unit buying and distribution costs and a 0.2% improvement in inventory shrink. Additionally, increased revenues allowed us to leverage our relatively fixed occupancy expenses by 0.1%. These improvements were partially offset by lower raw product margin, down 0.1%, driven by a shift in revenues to lower-margin categories, such as electronics.
Selling, general and administrative expense
Selling, general and administrative (“SG&A”) expense for 2011 was $162.9 million, an increase of $2.0 million, or 1.3%, compared to $160.8 million for last year. SG&A decreased as a percentage of revenues to 25.4% in 2011, compared to 25.8% in 2010. Drivers of higher SG&A expense included: a $2.6 million loss contingency accrual related to a recently-finalized software license audit; $1.3 million in higher information technology spending, including costs to implement our new point-of-sale and order entry systems; a variable selling expense increase of $1.2 million primarily due to higher store payroll supporting the higher sales year-over-year; a $0.7 million increase in benefits costs, including higher year-over-year health care claims; and a $0.6 million unfavorable impact versus last year of foreign currency exchange. These increases in SG&A were partially offset by a $4.4 million reduction in accrued bonus expense in 2011 due to increased bonus target thresholds, reflecting improved performance expectations when compared to the target thresholds for fiscal 2010.
Interest expense
Interest expense increased $0.3 million, or 44.1%, to $0.9 million in 2011, compared to $0.6 million in 2010. The increase in interest expense was due to both higher commitment fees and higher average interest rates, although average outstanding bank borrowings were lower in 2011, compared to 2010. Cash provided by operating activities funded property and equipment investments with excess cash being used to pay down our seasonal use of debt. This was the primary driver of the lower average outstanding bank borrowings in 2011.
Income taxes
Our effective income tax rate for 2011 was a benefit of 39.8%, compared to a provision of 7.2% in 2010. The year-over-year change in our effective tax rate was primarily due to the release of substantially all of our valuation allowance during the second quarter of 2011, resulting in a $15.7 million benefit. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in past fiscal years and our forecast of future taxable income in the jurisdictions in which we have operations. Given our improved financial performance and expectations of future results, we determined that there was sufficient positive evidence to support the release of the majority of the valuation allowance against our deferred tax assets in the second quarter of 2011. Our effective tax rate is subject to change based on the mix of income from different state and foreign jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We currently anticipate the effective tax rate for fiscal year 2012 will be a provision of approximately 39.5%. For more information, see Note 8 to our consolidated financial statements.
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
Segment revenues
Net revenues for the Stores segment increased $35.1 million, or 6.7%, to $560.5 million in 2010, primarily due to a $30.7 million, or 6.3%, increase in comparable store sales. A driver of the comparable store sales increase was higher sales to wholesale customers through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through store locations. In certain markets, our larger stores serve as regional distribution centers that offer better assortments, convenience, and competitive pricing with better service and more delivery options for wholesale customers. The increase in net revenues was across most merchandise categories and sales benefited from our expanded assortments in clothing, as well as increased sales for electronics and maintenance-related products. Real estate activity connected with our store optimization strategy drove a $4.6 million increase in net revenues as stores opened during the fourth quarter of 2009, and stores opened during 2010 generated $30.4 million in sales, whereas stores closed during these same periods effectively reduced net revenues by $25.8 million.
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
Net revenues from our Direct-to-Customer segment decreased $0.1 million, or 0.2%, to $34.0 million. We began to see the decrease in this segment following the launch of our updated website in the second quarter of 2010. The transition to the updated site negatively affected sales. However, this decline was temporary, and we began to see a rebound in the sales performance of this segment late in the third quarter and continuing through the fourth quarter.
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
Selling, general and administrative expense
SG&A expense for 2010 was $160.8 million, an increase of $8.5 million, or 5.6%, compared to $152.3 million for 2009. Expenses as a percentage of revenues remained flat at 25.8%. Drivers of the higher SG&A expense included: a variable selling expense increase of $4.2 million primarily due to selective investments in additional staffing in our stores during the second and third quarters, our busiest quarters; a $1.5 million unfavorable comparison versus fiscal year 2009 due to the impact of foreign currency exchange; $1.3 million in higher information technology spending to implement our new point-of-sale and order entry systems; and $1.2 million related to West Marine University, our national sales meeting held every other year. SG&A expense in 2009 was reduced by $1.0 million upon receipt of an insurance reimbursement related to costs associated with the SEC investigation which closed during that year. The increase in SG&A was partially offset by a $0.7 million reduction in bonus expense in 2010 when compared to 2009.
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
Income taxes
Our effective income tax rate for 2010 was a provision of 7.2%, compared to a benefit of 29.7% in 2009. The year-over-year change in our effective tax rate was primarily due to the recognition of a $3.7 million benefit in 2009 related to a tax law change that increased the number of historical years in which companies are permitted to carry back prior period net operating losses. Similar to 2009, in 2010 we were able to use timing differences that were not previously benefited due to the valuation allowance to reduce the statutory tax rate. Given that our improved financial performance had been for a limited time period combined with the continued economic uncertainty with respect to the general state of the economy and rising fuel costs, in fiscal 2010 we concluded that, while evidence related to current and future financial performance was improving, there remained sufficient economic uncertainty that it would have been premature to assert that it was more likely than not that we would be able to utilize all net deferred tax assets and release some or all of the partial valuation allowance. For more information, see Note 8 to our consolidated financial statements.
Liquidity and Capital Resources
Funds generated by operating activities, available cash and our credit facility are our largest sources of cash. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses and investments in property and equipment. At the end of both 2011 and 2010, we were debt free. However, we expect to continue to borrow against our credit facility during the first half of each year as we build inventory levels in preparation for the key boating season.
Working capital, the excess of current assets over current liabilities, increased to $197.9 million at the end of 2011, compared to $176.6 million at the end of 2010. The increase in working capital primarily was attributable to a $22.0 million higher cash balance at the end of 2011. Neither our access to, nor the value of, our cash equivalents was materially affected by the liquidity problems experienced by certain financial institutions over the past several years.
Our cash needs for working capital are supported by a secured credit facility. There is risk to this capital resource stemming from current market conditions in that the amount we have available to borrow under our loan agreement primarily is driven by the estimated liquidation value of our inventory. External factors, such as increased liquidations and bankruptcies in the marketplace, could put downward pressure on this liquidation value and thus our associated borrowing availability. However, we continue to take steps to mitigate this risk. First, we are focusing on maximizing cash flow and minimizing borrowing needs. We expect to accomplish this by: (i) increasing inventory turnover, which will require lower working capital to maintain fresh and adequate inventory at our stores; (ii) continuing to focus on expense control, including continual re-engineering efforts to simplify and streamline administrative, inventory and other business processes, and to shrink or eliminate overhead costs as and when necessary or appropriate; and (iii) being prudent with our capital spending and concentrating on investments with a demonstrable financial return. Second, we are improving the quality of our inventory by controlling the proportion of overstocked or discontinued goods. Third, we are maintaining communications with our lenders to keep them apprised of our business plans.
Operating activities
During 2011, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities increased year-over-year by $12.3 million to $37.2 million in 2011, compared to $24.9 million last year. The increase in cash provided by operating activities was due primarily to increases in cash provided by net income and reduced inventory levels, partially offset by an increase in cash used for accrued expenses. Cash used for inventory was lower due primarily to our continued focus on inventory management and ensuring the correct product assortment in each store based on customer demographics. Cash used for accrued expenses partially offset the increase in cash primarily as a result of lower accrued bonus expense given our increased bonus target thresholds in 2011 as compared to accrued bonus and related thresholds in fiscal 2010.

During 2010, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities decreased year-over-year by $37.7 million to $24.9 million in 2010, compared to $62.6 million in 2009. The major driver of this cash flow reduction was a $6.9 million increase in merchandise inventories during 2010, compared to a $23.4 million reduction in the prior year as we focused on necessary inventory reductions in 2009. The increased inventory in 2010 was driven by our strategy to bring in additional inventory earlier in the season and to maintain safety stocks to help ensure in-stock position and to help fulfill customer needs and maximize sales throughout the boating season. A $4.4 million decrease in accounts payable during 2010, compared to a $6.1 million increase in accounts payable during 2009, also contributed to the decline in cash provided by operating activities.
Capital growth
In 2011, our capital expenditures were $17.6 million, primarily for new stores, store remodels, information technology and investment in supply chain efficiencies. We opened six new stores and remodeled four stores in 2011. During 2012, we expect to increase capital spending somewhat, primarily in support of strategic growth initiatives which include new stores, store remodels and expansions, and information technology enhancements. We intend to fund our expansion through cash generated from operations and, if necessary, credit facility borrowings.
Financing arrangements
Net cash provided by financing activities was $2.4 million in 2011, attributed entirely to an increase in cash related to associate share-based compensation plans. Net cash provided by financing activities was $0.9 million in 2010, primarily consisting of $1.9 million increase in cash related to associate share-based compensation plans, partially offset by $1.0 million in cash used to pay loan costs associated with our amended and restated loan agreement.
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
b.LIBOR rate for a one-month interest period plus one percent; or
c.The rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate,” or
2.The LIBOR rate quoted by the British Bankers Association for the applicable interest period.
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 1.5% and 2.0% and for option (2) above is between 2.5% and 3.0%.
The loan agreement also imposes a commitment fee on the unused portion of the revolving credit facility available. For 2011, 2010 and 2009, the weighted-average interest rate on all of our outstanding borrowings was 3.1%, 1.5% and 1.8%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. These events of default include, after the expiration of any applicable grace periods, payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults (other than under the loan agreement), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, change of control and other customary defaults. A default under our loan agreement also could significantly and adversely affect our ability to obtain additional or alternative financing. As of December 31, 2011, we were in compliance with the covenants under our loan agreement.
At the end of 2011 and 2010, there were no amounts outstanding under our revolving credit facilities, and we had $86.9 million and $89.9 million, respectively, available for future borrowings. At the end of 2011 and 2010, we had $8.3 million and $5.6 million, respectively, of outstanding commercial and stand-by letters of credit. We strategically manage our debt over the course of our fiscal year. We incur seasonal fluctuations in our cash flows and, therefore, we incur debt as we build up our inventories for spring in order to maintain stock levels sufficient to fulfill customer needs and maximize sales during the main boating season. Additionally, we hire a significant number of temporary associates during the summer, our peak selling season. Our weighted average outstanding balances for the first quarters of 2011 and 2010 were $6.1 million and $17.0 million, respectively. For our second quarters of 2011 and 2010, the weighted average outstanding balances were $13.4 million and $19.3 million, respectively, and at the end of our third quarters of 2011 and 2010, the weighted average outstanding balances were less than $0.1 million and $0.1 million, respectively. The fourth quarter weighted average outstanding balances for both 2010 and 2009 were not material.
Our aggregate borrowing base cannot exceed $140.0 million. Our borrowing base at each of our last two fiscal year-ends consisted of the following (in millions):

	2011	2010
Accounts receivable availability	$4.6	$3.6
Inventory availability	106.6	108.3
Less: reserves	(5.6)	(5.8)
Less: minimum availability	(10.6)	(10.6)
Total borrowing base	$95.0	$95.5

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$(0.2)	$—
Outstanding letters of credit	8.3	5.6
Total obligations	$8.1	$5.6

Accordingly, our availability as of fiscal year end 2011 and 2010, respectively, was (in millions):

Total borrowing base	$95.0	$95.5
Less: obligations	(8.1)	(5.6)
Total availability	$86.9	$89.9

Contractual obligations
Aggregate information about our unconditional contractual obligations as of December 31, 2011 is presented in the following table (in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual cash obligations:
Operating leases(1)	$258,837	$44,968	$69,644	$50,414	$93,811
Purchase commitments(2)	27,254	27,254	—	—	—
Bank letters of credit	8,326	8,326	—	—	—
Other long-term liabilities	1,736	1,412	324	—	—
	$296,153	$81,960	$69,968	$50,414	$93,811

(1)	Operating lease amounts in this table represent minimum amounts due under existing agreements and exclude costs of insurance, taxes, repairs and maintenance.

(2)	All but a limited number of our purchase commitments are cancelable by us without penalty; however, we do intend to honor these commitments.
We are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above.
Off-balance sheet arrangements
Operating leases are the only financing arrangements not reported on our consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2011, we are not involved in any unconsolidated special purpose entities or variable interest entities.
Seasonality
Historically, our business has been highly seasonal. In 2011, approximately 65% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.
Business Trends
Our research and experience indicates that the U.S. boating industry experienced a down cycle in 2009, as evidenced by lower sales in each of our business segments compared to 2008, lower new and used boat sales, and declines in boat registrations in key states. Early in 2010, we began to see signs that customers were preparing their boats for usage, based on increased sales during the first quarter of 2010 and led by an early Spring and growth in maintenance-related products. We also saw recovery in demand for our higher-priced items, such as electronics. As we progressed through 2010, we observed that proportionately more sales growth was coming from our Port Supply wholesale business, particularly in sales to Port Supply customers through our stores. These particular sales increases allowed us to leverage our relatively fixed store occupancy expenses. We experienced favorable weather conditions throughout most of the boating season; however, we believe there was a general softening in the boating equipment market after the Fourth of July.
During the first quarter of 2011, we saw a decline in gross profit primarily as a result of lower product margins due to a sales mix shift toward lower-margin items, such as electronics, and away from higher-margin maintenance related items. We believe this shift was caused by inclement weather in most of the country during the first half of the year, which did not prompt boaters to prepare for the key boating season as early as they did last year, when better weather prevailed during the first quarter. We saw encouraging signs in the first quarter of 2011, including strength in the southeastern part of the country, which was less affected by weather. Also, later in the second quarter and into the third quarter of 2011, our general sales trend strengthened somewhat. We believe this was due to the weather warming up to seasonal levels later in the second quarter and continuing into the third quarter, whereas many parts of the country were cooler and rainier than normal earlier in the second quarter. The fourth quarter brought favorable weather, which we believe drove boat usage and benefited sales. Early in the year, we began to experience sales growth in higher-ticket merchandise, such as electronics, and this strength carried throughout the remainder of the year. In fiscal 2011, we experienced double-digit growth in our soft goods categories, reflecting the success of our merchandise expansion strategy, which was partially offset by lower sales when compared to 2010 in product categories that were higher in fiscal 2010 due to efforts to clean up the oil spill in the Gulf of Mexico. As 2011 progressed, we saw increasing impact of our real estate optimization strategy, which drove total sales increases that exceeded comparable store sales growth. We believe sales in the fourth quarter of 2011 also reflected success of our key item strategy during the holiday shopping period.
In 2012, in addition to focusing on implementing and building upon our key strategies as outlined in the "Overview" discussion above, we also will continue to manage our business conservatively from an operating expense standpoint, while taking steps to remain flexible and to maximize sales in the face of varying marketplace demand. Specifically, these actions will include:

•	making prudent strategic investments in additional inventory items to maintain in-stock levels in the event improved sales continue; and

•	hiring additional store Associates as needed to maintain customer service levels, while leveraging payroll expense as a percentage of sales.
Although we believe we have seen some recovery in customer boat usage and demand for higher-priced items, we believe that the ongoing uncertainty in economic conditions has had, and will continue to have, an adverse impact on discretionary consumer spending in an already challenging climate for the boating industry, and we believe that economic uncertainty could continue to have an impact on our sales, with corresponding risks to our earnings and cash flow in 2012 (see the “Fiscal 2011 Compared with Fiscal 2010 — Segment Revenues” discussion included above). For 2012, we will continue to control expense growth and maximize cash flow by:

•	continuing to control our operating expenses through variable expense management, along with reengineering and streamlining business processes, where applicable;

•	continuing to improve the quality of our inventory by tightly controlling overstocked or discontinued goods;

•	proceeding with our ongoing real estate optimization program, evolving to having fewer, larger stores with anticipated improved store economics;

•	managing the business to the budget established for 2012, which reflects prudent investment in growth while focusing on expense control and emphasizing working capital management; and

•	exploring methods and strategies to drive traffic, sales, conversion, and market presence.
More broadly, in order to better meet the needs of our customers and provide a better customer experience, we have invested in a strategic project to replace our aging point-of-sale and order management systems. The new platform is intended to enable an integrated cross-channel selling experience for the customer including faster sales checkout, improved product search capability, integrated customer information and order management, and simplified policy application. The system has been deployed company-wide, and we anticipate that additional enhancements to this system will be rolled out during 2012.
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
Inventory—Valuation Adjustments
We value our merchandise inventories at the lower of the cost or market value on an average cost basis. Inventory cost is written down to market value when cost exceeds market value, which we estimate using current levels of aged and discontinued product and historical analysis of items sold below cost. Lower of cost or market adjustments included in ending inventory at December 31, 2011 and January 1, 2011 were $3.4 million and $4.8 million, respectively.

Our lower of cost or market adjustments contain uncertainties because the calculations require management to make assumptions and to apply judgment regarding forecasted consumer demand, the promotional environment, technological obsolescence and consumer preferences.

We have not made any material changes in our inventory valuation methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market adjustments. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material. If we had to take additional markdowns of 10% on all items included in merchandise inventory write-downs at December 31, 2011, net income would be affected by approximately $0.2 million in the fiscal year then ended.

Inventory—Capitalized Indirect Costs
Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store locations and operating costs of our merchandising, replenishment and distribution activities. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold. Indirect costs included in inventory value at December 31, 2011 and January 1, 2011 were $17.8 million and $18.3 million, respectively.

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

We have not made any material changes in our capitalized indirect cost methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our capitalized indirect costs. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our expenses included in capitalized indirect costs at December 31, 2011 would have affected net income by approximately $1.1 million in the fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Vendor Allowances Receivable
We establish a receivable and reduce inventory cost for income generated from vendor-sponsored programs, or vendor allowances, that is earned but not yet received from our vendors, which we calculate based on provisions of the programs in place. Due to the complexity of the individual agreements with vendors, we perform detailed analyses and review historical trends to determine an appropriate level for the vendor allowances receivable. Our receivable for vendor allowances at December 31, 2011 and January 1, 2011 was $3.0 million and $3.2 million, respectively, and is included in other current assets.

Our vendor allowances receivable contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including our ability to collect amounts due from vendors and in interim periods requires management to estimate future inventory purchases.

We have not made any material changes in the accounting methodology used to establish our vendor allowances receivable during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances receivable. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimate of our ability to collect vendor allowances at December 31, 2011 would have affected net income by approximately $0.1 million in the fiscal year then ended.

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

Our estimate of future cash flows is based on our analysis of the specific real estate market, including input from real estate firms; and economic conditions that can be difficult to predict. Costs associated with exit activities included in accrued expenses at December 31, 2011 and January 1, 2011 were $1.1 million and $2.2 million, respectively.

Our location closing liability contains uncertainties because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions.

We have not made any material changes in the accounting methodology used to establish our location closing liability during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our location closing liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our location closing liability or to our estimated sub-lease income at December 31, 2011 would have affected net earnings by approximately $0.1 million in the fiscal year then ended.

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

In fiscal years 2011 and 2010, we recorded non-cash charges of less than $0.1 million and $0.2 million, respectively, for impairment of long-lived assets.

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
Income Taxes
We estimate our annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year's taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Our effective tax rate is subject to change based on the mix of income from different state and foreign jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in past fiscal years and our forecast of future taxable income in the jurisdictions in which we have operations. In fiscal 2011, we released $15.7 million, representing the majority of the valuation allowance against our deferred tax assets.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our effective tax rate and our income tax exposures. The need to record or release a valuation allowance also contains uncertainties because management is required to make assumptions and apply judgment, primarily whether we will have future taxable income, to estimate the future realization of net deferred tax assets.

Interpretations of and guidance surrounding income tax laws and regulations change over time. Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

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

We have not made any material changes to our self insurance accrual methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate these liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities and loss reserves relating to high-deductible insurance programs at December 31, 2011, would have affected net income by approximately $0.3 million in the fiscal year then ended.

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

The fair value of our restricted stock units is based on the closing market price of our common stock.

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

We have not made any material changes in our methodology for determining fair value of stock options during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine share-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation.

A 10% change in our assumptions, such as volatility or expected term, for share-based compensation expense for the fiscal year ended December 31, 2011, would have affected net income by approximately $0.1 million in the fiscal year then ended.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not undertake any specific actions to diminish our exposure to interest rate or currency rate risk, and we are not a party to any interest rate or currency rate risk management transactions. We do not purchase or hold any derivative financial instruments.
At the end of the 2011, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. In the third quarter of 2010, we entered into a four-year, amended and restated loan and security agreement pursuant to which the Company has up to $140.0 million in borrowing capacity. There are various interest rate options available, for more information, see Note 5 to our consolidated financial statements in Item 8 of this report.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that our internal control over financial reporting was effective as of December 31, 2011, based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.
Our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in this report.

/S/ GEOFFREY A. EISENBERG	/S/ THOMAS R. MORAN
Geoffrey A. Eisenberg	Thomas R. Moran
President and Chief Executive Officer (principal executive officer)	Senior Vice President and Chief Financial Officer (principal financial officer)

March 7, 2012	March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
West Marine, Inc.
We have audited West Marine, Inc. (a Delaware Corporation) and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). West Marine, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, West Marine, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of West Marine, Inc. and Subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
San Francisco, CA
March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
West Marine, Inc.
We have audited the accompanying consolidated balance sheets of West Marine, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Marine, Inc. and Subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), West Marine, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2012 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
San Francisco, CA
March 7, 2012

WEST MARINE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND JANUARY 1, 2011
(in thousands, except share data)

	Fiscal Year-End
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$43,966	$22,019
Trade receivables, net of allowances of $301 in 2011 and $431 in 2010	5,771	5,605
Merchandise inventories	193,375	201,588
Deferred income taxes	7,118	2,997
Other current assets	13,792	16,739
Total current assets	264,022	248,948
Property and equipment, net	60,746	56,483
Long-term deferred taxes	7,800	—
Other assets	3,089	3,455
TOTAL ASSETS	$335,657	$308,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,085	$29,403
Accrued expenses and other	41,007	42,929
Total current liabilities	66,092	72,332
Deferred rent and other	13,922	14,793
Total liabilities	80,014	87,125
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 23,022,654 shares issued and 22,991,764 shares outstanding at December 31, 2011 and 22,656,083 shares issued and 22,625,193 shares outstanding at January 1, 2011	23	23
Treasury stock	(385)	(385)
Additional paid-in capital	186,089	181,891
Accumulated other comprehensive loss	(727)	(749)
Retained earnings	70,643	40,981
Total stockholders’ equity	255,643	221,761
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$335,657	$308,886

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011, JANUARY 1, 2011 AND JANUARY 2, 2010
(in thousands, except per share data)

	2011	2010	2009
Net revenues	$643,443	$622,802	$588,416
Cost of goods sold	458,444	447,161	427,501
Gross profit	184,999	175,641	160,915
Selling, general and administrative expense	162,860	160,838	152,303
Restructuring costs (recoveries) (Note 3)	(50)	(261)	(1,746)
Impairment of long-lived assets (Note 1)	50	180	13
Income from operations	22,139	14,884	10,345
Interest expense	918	637	806
Income before taxes	21,221	14,247	9,539
Provision (benefit) for income taxes	(8,441)	1,020	(2,837)
Net income	$29,662	$13,227	$12,376
Net income per common and common equivalent share:
Basic	$1.30	$0.59	$0.56
Diluted	$1.27	$0.57	$0.55
Weighted average common and common equivalent shares outstanding:
Basic	22,762	22,492	22,215
Diluted	23,286	23,014	22,347

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011, JANUARY 1, 2011 AND JANUARY 2, 2010
(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
Balance at January 3, 2009	22,115,377	$22	$(366)	$173,997	$15,377	$590	$189,620	$(37,883)
Net income					12,376		12,376	$12,376
Foreign currency translation adjustment, net of tax of ($34)						(1,096)	(1,096)	(1,096)
Common stock issued under equity compensation plan	88,393			2,704			2,704
Tax benefit (deficiency) from equity issuance, including excess tax benefit of $52				46			46
Treasury shares acquired	(3,318)		(19)				(19)
Sale of common stock pursuant to associates stock buying plan	145,531			712			712
Balance at January 2, 2010	22,345,983	$22	$(385)	$177,459	$27,754	$(506)	$204,344	$11,280
Net income					13,227		13,227	$13,227
Foreign currency translation adjustment, net of tax of $0						(243)	(243)	(243)
Common stock issued under equity compensation plan	195,758	1		3,522			3,523
Tax benefit (deficiency)from equity issuance, including excess tax benefit of $283				292			292
Sale of common stock pursuant to associates stock buying plan	83,452			618			618
Balance at January 1, 2011	22,625,193	$23	$(385)	$181,891	$40,981	$(749)	$221,761	$12,984
Net income					29,662		29,662	$29,662
Foreign currency translation adjustment, net of tax of $0						22	22	22
Common stock issued under equity compensation plan	282,813			3,733			3,733
Tax benefit (deficiency) from equity issuance, including excess tax benefit of $347				(204)			(204)
Sale of common stock pursuant to associates stock buying plan	83,758			669			669
Balance at December 31, 2011	22,991,764	$23	$(385)	$186,089	$70,643	$(727)	$255,643	$29,684

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011, JANUARY 1, 2011 AND JANUARY 2, 2010
(in thousands)

	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$29,662	$13,227	$12,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,314	14,926	17,030
Impairment of long-lived assets	50	180	13
Share-based compensation	2,394	2,506	2,410
Tax benefit (deficiency) from equity issuance	(204)	292	46
Excess tax benefit from share-based compensation	(347)	(283)	(52)
Deferred income taxes	(12,745)	(825)	(580)
Provision for doubtful accounts	54	80	375
Lower of cost or market inventory adjustments	1,154	1,966	2,580
Loss (gain) on asset disposals	(13)	192	160
Changes in assets and liabilities:
Trade receivables	(220)	(119)	(117)
Merchandise inventories	7,059	(6,922)	23,389
Other current assets	2,946	3,066	(3,436)
Other assets	112	(582)	(1,037)
Accounts payable	(4,610)	(4,358)	6,077
Accrued expenses and other	(2,330)	(440)	1,113
Deferred items and other non-current liabilities	(47)	1,987	2,286
Net cash provided by operating activities	37,229	24,893	62,633
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	64	71	32
Purchases of property and equipment	(17,710)	(14,139)	(13,755)
Net cash used in investing activities	(17,646)	(14,068)	(13,723)
FINANCING ACTIVITIES:
Borrowings on line of credit	28,758	46,890	36,537
Repayments on line of credit	(28,758)	(46,890)	(83,537)
Payment of loan costs	—	(980)	—
Proceeds from exercise of stock options	1,339	1,017	294
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	669	618	712
Excess tax benefit from share-based compensation	347	283	52
Treasury shares acquired	—	—	(19)
Net cash provided by (used in) financing activities	2,355	938	(45,961)
Effect of exchange rate changes on cash	9	(23)	(143)
NET INCREASE IN CASH	21,947	11,740	2,806
CASH AT BEGINNING OF PERIOD	22,019	10,279	7,473
CASH AT END OF PERIOD	$43,966	$22,019	$10,279
Other cash flow information:
Cash paid for interest	$645	$475	$810
Cash paid (refunded) for income taxes	3,547	(2,325)	1,929
Non-cash investing activities
Property and equipment additions in accounts payable	1,757	1,465	295

See notes to consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS—West Marine Inc. and its consolidated subsidiaries (“West Marine” or the “Company,” unless the context requires otherwise) is a specialty retailer of boating supplies and has three reportable segments—Stores, Port Supply (wholesale) and Direct-to-Customer (retail eCommerce, direct mail catalogs, and call center)—which all sell aftermarket recreational boating supplies directly to customers. At December 31, 2011, West Marine offered its products through 319 Company-operated stores in 38 states, Puerto Rico, Canada and three franchised stores in Turkey, through its call center channel and on the Internet. The Company is also engaged, through its Port Supply division and its stores, in the wholesale distribution of products to commercial customers and other retailers.
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
YEAR-END—The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31. Fiscal years 2011, 2010 and 2009 consisted of the 52 weeks ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively. References to 2011, 2010 and 2009 are to the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.
ACCOUNTING ESTIMATES—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the following: useful lives and recoverability of fixed assets; inventory obsolescence and shrinkage reserves; capitalized indirect inventory costs; allowance for doubtful accounts receivable; calculation of accrued liabilities, including workers’ compensation and other self-insured liabilities; sabbatical liability, sales returns reserves, unredeemed gift cards and loyalty program awards; vendor consideration earned; fair value of share-based compensation instruments, income tax valuation allowances and uncertain tax positions; goodwill impairment; legal liabilities and other contingencies; and asset retirement obligations. Actual results could differ from those estimates.
INVENTORIES—Merchandise inventories are carried at the lower of cost or market on an average cost basis. Capitalized indirect costs include freight charges for transporting merchandise to warehouses or store locations and operating costs incurred for merchandising, replenishment and distribution activities. Indirect costs included in inventory value at the end of fiscal years 2011 and 2010 were $17.8 million and $18.3 million, respectively. Indirect costs included in inventory value are recognized as an increase in cost of goods sold as the related products are sold.
Inventories are written down to market value when cost exceeds market value, based on historical experience and current information. Reserves for estimated inventory shrinkage based on historical shrinkage rates determined by the Company’s physical merchandise inventory counts and cycle counts were $2.3 million and $2.9 million at the end of fiscal years 2011 and 2010, respectively. Reserves for estimated inventory market value below cost, based upon current levels of aged and discontinued product and historical analysis of inventory sold below cost, were $3.4 million and $4.8 million at the end of fiscal years 2011 and 2010, respectively.
DEFERRED CATALOG AND ADVERTISING COSTS—The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the expected net sales period, which is generally from one month to 11 months. Advertising costs, which are included in selling, general and administrative (“SG&A”) expense, are expensed as incurred and were $6.0 million, $5.6 million and $5.8 million in 2011, 2010 and 2009, respectively. The capitalized value of prepaid catalog and advertising costs on the Balance Sheet was immaterial as of December 31, 2011 and January 1, 2011, respectively.
PROPERTY AND EQUIPMENT—Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the various assets, as follows:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Useful Lives
Furniture and equipment	3–7 years
Computer software and hardware	3–7 years
Buildings	25 years

Leasehold improvements are amortized over the lesser of the expected lease term or the estimated useful life of the improvement which is usually about 10 years.
CAPITALIZED INTEREST—The Company capitalizes interest on major capital projects. The Company capitalized $0.1 million in each of the years 2011 and 2010.
CAPITALIZED SOFTWARE COSTS—Capitalized computer software, included in property and equipment, reflects costs related to internally-developed or purchased software that are capitalized and amortized on a straight-line basis, generally over a period ranging from three to seven years.
INTANGIBLE ASSETS—The Company completes an impairment test annually or more frequently if evidence of possible impairment arises. No impairment was recognized in 2009, 2010, or 2011. Amortization expense for other intangible assets was less than $0.1 million in each of the years 2011, 2010 and 2009. Amortization expense in each of the next three years is not deemed significant.
ASSET RETIREMENT OBLIGATIONS—The Company estimates the fair value of obligations to clean up and restore leased properties under agreements with landlords and records the amount as a liability when incurred. Liabilities for asset retirement obligations were $0.8 million as of December 31, 2011, $0.7 million as of January 1, 2011 and $0.4 million as of January 2, 2010. There were no significant changes attributable to the following components during the reporting period: liabilities incurred in 2011, liabilities settled in 2011, accretion expense, and revisions in estimated cash flows.
IMPAIRMENT OF LONG-LIVED ASSETS—The Company reviews long-lived assets, including intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, a loss equal to the difference between carrying value and the fair market value of the asset is recorded. The Company recorded asset impairment charges of less than $0.1 million in fiscal 2011, $0.2 million in 2010 and less than $0.1 million in 2009.
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

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SALES AND USE TAX—Net revenues are recorded net of sales and use taxes. Net sales and use taxes are collected and remitted to all jurisdictions in which the Company has a physical presence in accordance with state, provincial and local tax laws.
FAIR VALUE OF FINANCIAL INSTRUMENTS—Fair value of financial instruments represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2011, the entire $44.0 million of the Company's cash consisted entirely of cash on hand and bank deposits and is classified within Level 1 because they are valued using quoted market prices. As of January 1, 2011, $20.0 million of the Company’s cash equivalents consisted of a money market deposit account and is classified within Level 1 because it is valued using quoted market prices.
REVENUE RECOGNITION—Sales, net of estimated returns, are recorded when merchandise is purchased by customers at store locations. Revenue is recognized when merchandise shipped from a warehouse is received by the customer, based upon the estimated date of receipt by the customer. Reserves for sales returns were as follows:

	2011	2010	2009
		(in thousands)
Reserve for product sales returns—beginning balance	$(995)	$(924)	$(809)
Additions	(1,792)	(1,614)	(1,326)
Deductions	1,705	1,543	1,211
Reserve for product sales returns—ending balance	$(1,082)	$(995)	$(924)

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

	2011	2010	2009
		(in thousands)
Allowance for doubtful accounts receivable—beginning balance	$(431)	$(580)	$(625)
Additions	(687)	(701)	(781)
Deductions and other adjustments	817	850	826
Allowance for doubtful accounts receivable—ending balance	$(301)	$(431)	$(580)

The Company's policy for writing off uncollectible trade accounts receivables consists of systematic follow-up of delinquent accounts (over 90 days past the customer's terms of sale) and management review of accounts over a set dollar amount.

UNREDEEMED GIFT CARDS—Aggregate sales of gift cards for fiscal years 2011, 2010 and 2009 were $15.4 million, $14.4 million and $13.1 million, respectively. Sales of gift cards are deferred and treated as a liability on our balance sheet either until redeemed by customers in exchange for products or until we determine that future redemption of the card by

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the customer is remote, also called breakage. Breakage for unused gift cards is recognized using the redemption recognition method. Under this method, we estimate breakage based on Company-specific data by analyzing historical experience and deriving a rate that represents the amount of gift cards that are expected to be unused and not subject to escheatment. This rate is then applied, and breakage is recognized in income, over the period of redemption. Gift card breakage income for 2011, 2010 and 2009 was $0.6 million, $0.5 million and $0.2 million, respectively, and is included as net revenues in our operating results.
WEST ADVANTAGE CUSTOMER LOYALTY PROGRAMS—The Company has a customer loyalty program which allows members to earn points on qualifying purchases. Points earned entitle members to receive certificates that may be redeemed on future purchases through any retail sales channel. A liability is recognized and recorded as a reduction of revenue at the time the points are earned, based on the retail value of certificates projected to be redeemed, less the applicable estimate of breakage based upon historical redemption patterns.
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
FOREIGN CURRENCY—Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. West Marine Canada’s functional currency is the Canadian dollar. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of other comprehensive income in the Consolidated Statements of Stockholders’ Equity. Gains (losses) from foreign currency transactions included in SG&A expense for 2011, 2010 and 2009 were $(0.2) million, $0.4 million and $1.9 million, respectively.
ACCRUED EXPENSES—Accrued expenses consist of the following (in thousands):

	2011	2010
Accrued compensation and benefits	$10,617	$10,637
Accrued bonus	3,560	8,384
Unredeemed gift cards	6,585	6,232
Other accrued expense	20,245	17,676
Accrued expenses	$41,007	$42,929

NET INCOME PER SHARE—Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 2.2 million shares, 2.1 million shares and 1.7 million shares of common stock that were outstanding in 2011, 2010 and 2009, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	2011		2010		2009
	Shares	Net Income Per Share	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	22,762	$1.30	22,492	$0.59	22,215	$0.56
Effect of dilutive stock options	524	(0.03)	522	(0.02)	132	(0.01)
Diluted	23,286	$1.27	23,014	$0.57	22,347	$0.55

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DERIVATIVE INSTRUMENTS—The Company did not purchase or hold any derivative financial instruments during the three years ended December 31, 2011.
CASH AND CASH EQUIVALENTS—Cash consists entirely of cash on hand and bank deposits, of which approximately $42.6 million exceeded FDIC insurance limits as of December 31, 2011. As of December 31, 2011, the Company had no cash equivalents. As of January 1, 2011, $20.0 million of the Company's cash equivalents consisted of a money market deposit account.
We had no outstanding checks in excess of funds on deposit (book overdrafts) at December 31, 2011. Outstanding checks in excess of funds on deposit (book overdrafts) totaled $0.8 million at January 1, 2011, and are reflected as accounts payable in the consolidated balance sheet.
SABBATICAL LEAVE—Certain full-time associates are eligible to receive sabbatical leave after each 10 years of continuous employment. The estimated sabbatical liability is based on a number of factors, including actuarial assumptions and historical trends. In both fiscal years 2011 and 2010, the Company had a recorded liability of $0.9 million as an estimate of accumulated sabbatical leave as of the respective balance sheet dates.
NEW ACCOUNTING PRONOUNCEMENT—In June 2011, the Financial Accounting Standards Board ("FASB") issued new guidance requiring the presentation of other comprehensive income in a statement presented with equal prominence to the other primary financial statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholder's equity and requires one of two alternatives for the presentation of items of net income and other comprehensive income: in a single continuous statement referred to as the statement of comprehensive income; or in two separate, but consecutive statements. Under either alternative, each component of net income and each component of other comprehensive income, together with totals for each, as well as total comprehensive income would need to be displayed. The new guidance is effective beginning with the filing of our Form 10-Q for the three months ending March 31, 2012, with retrospective application required. As the new guidance only affects the presentation of other comprehensive income, it will not have any impact on the Company's results of operations, financial condition or cash flows.
NOTE 2: SHARE-BASED COMPENSATION
West Marine’s Omnibus Equity Incentive Plan (the “Plan”) is intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of associates and non-employee directors upon whose judgment, interest and special effort the successful conduct of its operation is largely dependent. The Plan permits a variety of compensation methods, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units and other share-based awards. All associates and non-employee directors are eligible to participate under the Plan, with the exception of Randolph K. Repass, Chairman of the Company’s Board of Directors and a significant, but not controlling, stockholder. At year-end 2011, 10,300,000 shares of common stock had been reserved under the Plan and 1,831,614 shares were available for future issuance.
The Company recognizes compensation expense for share-based payments based on the grant date fair value of the awards. Share-based payments consist of stock option grants, restricted share awards, restricted stock units and Associates Stock Buying Plan ("Buying Plan") issuances, each as described further below.
On December 22, 2005, our Board of Directors, upon the recommendation of the Governance and Compensation Committee, approved the acceleration of vesting of all stock options then held by current associates, making all of the outstanding stock options at December 31, 2005 vested and exercisable, primarily to avoid recognition of compensation expense in future periods. The additional pre-tax expense that, absent the accelerated vesting, would have been reflected in the Company’s consolidated statements of income for 2009 was approximately $1.4 million.
Share-based compensation expense for 2011, 2010 and 2009 was approximately $2.4 million, $2.5 million and $2.4 million, respectively, of which expense for stock options was $1.8 million, $2.2 million and $2.0 million in 2011, 2010 and 2009, respectively. In 2011, the Company recognized $0.3 million in tax benefits from stock options exercised, restricted stock vested and disqualifying Buying Plan transactions, of which $0.3 million was recognized as excess tax benefits in additional paid-in capital and $0.3 million was recognized as cash flow from financing activities. In 2010, the Company recognized $0.3 million in tax benefits from stock options exercised, restricted stock vested and disqualifying stock purchase plan transactions, of which $0.3 million was recognized as excess tax benefits in additional paid-in capital and $0.3 million was recognized as cash flow from financing activities. In 2009, the Company recognized $0.1 million in tax benefits from stock options exercised, restricted stock vested and disqualifying Buying Plan transactions, of which $0.1 million was recognized as excess tax benefits in additional paid-in capital and $0.1 million was recognized as cash flow from financing activities. The tax benefit was included in the Company’s consolidated statement of operations for the same period. Share-based compensation of $0.4 million was included in capitalized indirect inventory in both 2011 and 2009 and $0.3 million in 2010.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in cost of goods sold and SG&A expense is share-based compensation expense, net of estimated forfeitures, that have been included in the statements of operations for all share-based compensation arrangements as follows:

(in thousands)	2011	2010	2009
Cost of goods sold	$409	$334	$409
Selling, general and administrative expense	1,985	2,172	2,001
Share-based compensation expense	$2,394	$2,506	$2,410

Stock Options
West Marine awards options to purchase shares of common stock to its non-employee directors and to certain eligible associates employed at the time of the grant. For fiscal 2007 through 2010, options granted to associates under the Plan vest over three years and expire five years following the grant date. Grants in 2006 vested over four years and generally expired five years from the grant date. Grants in 2011 vest over three years and expire seven years from the grant date. Prior to 2011, options granted to non-employee directors vested after six months and expire five years from the grant date. Options granted to non-employee directors in 2011 vest after six months and expire seven years from the grant date. The Company has determined the fair value of options awarded by applying the Black-Scholes Merton option pricing valuation model and using following assumptions:

	2011	2010	2009
Expected price volatility	49%	51%	44%
Risk-free interest rate	1.4%	0.9% - 1.7%	1.2% - 1.9%
Weighted-average expected term (years)	4.5	3.5	3.3
Dividend yield	—	—	—

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
Share issuance: The Company’s policy is to issue new shares of common stock for purchase under the Plan. Shares of common stock are authorized by the Company’s Board of Directors, subject to stockholder approval, for issuance under the Plan. Subject to adjustment, the maximum number of shares currently available for grant under the Plan may not exceed 10,300,000 shares.
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
A summary of the Company’s stock option activity in 2011, 2010 and 2009 is as follows:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Option Grant Date Fair Value
Outstanding at year-end 2008 (2,100,069 stock options exercisable at a weighted-average price of $18.57)	3,731,583	13.89	7.52
Granted	724,375	5.82	1.89
Exercised	(60,969)	4.82	2.31
Forfeited	(100,970)	7.49	2.63
Expired	(657,447)	20.49	11.98
Outstanding at year-end 2009 (1,969,741 stock options exercisable at a weighted-average price of $15.32)	3,636,572	11.37	5.80
Granted	734,875	10.95	4.12
Exercised	(184,995)	5.49	2.82
Forfeited	(79,856)	8.11	2.89
Expired	(354,795)	18.84	12.00
Outstanding at year-end 2010 (2,238,084 stock options exercisable at a weighted-average price of $12.85)	3,751,801	10.93	5.08
Granted	452,887	10.36	4.27
Exercised	(270,721)	4.95	1.77
Forfeited	(96,340)	8.56	3.18
Expired	(303,087)	13.71	5.57
Outstanding at year-end 2011 (2,492,684 stock options exercisable at a weighted-average price of $11.72)	3,534,540	11.14	5.24

The weighted-average grant date fair value of options granted in 2011, 2010 and 2009 was $4.27, $4.12 and $1.89 per share, respectively. The aggregate fair value of options vested during 2011, 2010 and 2009 was $4.2 million, $5.4 million and $3.5 million, respectively.
As of market close December 31, 2011, the aggregate intrinsic value for stock options outstanding was $9.2 million in the aggregate, and $7.2 million for options exercisable. The total intrinsic value of options actually exercised was $1.3 million in 2011, $0.9 million in 2010 and $0.2 million in 2009. In 2011, the weighted-average grant date fair value of options granted was $4.27 per share. There were 1,839,059 options that vested in 2011 with an aggregate grant date fair value of $4.2 million. At December 31, 2011, unrecognized compensation expense for stock options, net of expected forfeitures, was $3.0 million, with a weighted-average expense recognition period of 1.9 years.
Additional information for options outstanding at year-end 2011 is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Underlying	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$ 0 – $ 7.00	1,344,587	1.7	$5.59	1,152,122	1.6	$5.55
7.01 – 10.75	453,449	6.3	10.33	4,290	2.8	9.02
10.76 – 15.54	1,021,936	2.4	12.39	621,704	1.7	13.31
15.55 – 22.00	525,343	0.6	16.77	525,343	0.6	16.77
22.01 – 29.70	189,225	2.2	29.51	189,225	2.2	29.51
$ 0 – 29.70	3,534,540	2.4	$11.14	2,492,684	1.5	$11.72

At December 31, 2011, there were 2,698,715 stock options expected to vest in the future, with an intrinsic value of $11.3 million, a weighted-average exercise price of $7.55 per share and a weighted-average remaining contractual term of 0.7 years.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Share Awards
The Plan also provides for awards of shares to eligible associates and non-employee directors that are subject to restrictions on transfer for a period of time (“restricted shares”). Vesting of restricted shares for eligible associates and non-employee directors is subject to continuing service to West Marine. Restricted shares granted to non-employee directors in 2011 vest 100% one year after the grant date. No other restricted shares have been awarded. Compensation expense for restricted share awards was $0.1 million in 2011. Unrecognized compensation expense for unvested restricted share awards, net of expected forfeitures, was $0.1 million in 2011. A summary of restricted share activity in 2011, 2010 and 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at year-end 2008 (weighted-average remaining vesting period of 0.4 years)	19,829	10.28
Granted	8,030	5.97
Vested	(20,420)	9.95
Forfeited	(414)	16.58
Unvested at year-end 2009 (weighted-average remaining vesting period of 0.4 years)	7,025	5.97
Granted	7,303	10.60
Vested	(7,025)	5.97
Forfeited	—
Unvested at year-end 2010 (weighted-average remaining vesting period of 0.5 years)	7,303	10.60
Granted	13,347	9.95
Vested	(7,303)	10.60
Forfeited	—
Unvested at year-end 2011 (weighted-average remaining vesting period of 0.5 years)	13,347	9.95

The weighted-average grant date fair value of restricted shares granted in 2011, 2010 and 2009 was $9.95, $10.60 and $5.97 per share, respectively. The total fair value of restricted shares vested in 2011 was $0.1 million, while 2010 was less than $0.1 million and $0.2 million in 2009.
Restricted Stock Units
The Plan also provides for awards of restricted stock units (“RSU's”) to eligible associates and non-employee directors that are subject to the recipient's continuing service to the Company. RSU's granted to eligible associates in 2011 vest over a three-year period at the rate of 33%, 33% and 34% on the anniversary of the grant date. No other RSU's have been awarded. Compensation expense for RSU's was $0.2 million in 2011. Unrecognized compensation expense for unvested RSU's, net of expected forfeitures, was $1.1 million in 2011. A summary of RSU activity in 2011 is as follows:

	Number of RSU's	Weighted Average Grant Date Fair Value
Unvested at year-end 2010	—
Granted	134,544	10.36
Vested	—
Forfeited	(1,406)	10.36
Unvested at year-end 2011 (weighted-average remaining vesting period of 2.4 years)	133,138	10.36

The weighted-average grant date fair value of RSU's granted in 2011 was $10.36 per share. No RSU's vested in 2011.
Associates Stock Buying Plan
The Company has a Buying Plan under which all eligible associates may elect to participate on semiannual grant dates. Participating associates purchase West Marine shares at 85% of the lower of the closing price on (a) the grant date or (b) the

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase date. Effective November 2009, the Company amended the Buying Plan to include a twelve calendar month holding period for all purchases beginning on the date on which shares are purchased by participants under the Buying Plan. The number of shares purchased under the Buying Plan in 2011, 2010 and 2009 were 83,758, 83,452 and 145,531, respectively. Expense recognized in each of the years 2011, 2010 and 2009 was $0.3 million. Shares available for future issuance under the Buying Plan at the end of 2011, 2010 and 2009 were 591,838, 675,596 and 759,046, respectively. Assumptions used in determining the fair value of shares issued under the Buying Plan during 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Expected price volatility	36%-67%	52%-60%	55%-70%
Risk-free interest rate	0.1%	0.2%-0.3%	0.2%-0.3%
Weighted-average expected term (years)	0.5	0.5	0.5
Dividend yield	—	—	—
NOTE 3: STORE CLOSURES AND OTHER RESTRUCTURING COSTS
Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities. Severance benefits are detailed in approved severance plans, which are specific as to number, position, location and timing. In addition, severance benefits are communicated in specific detail to affected employees and are unlikely to change when costs are recorded. Costs are recognized over the period services are rendered, otherwise they are recognized when they are communicated to the employees. These costs are not material to any reportable segment. Other associated costs, such as legal and professional fees, are expensed as incurred.
During fiscal 2009, the Company reached an agreement to sublease a location which had a large lease termination obligation. The terms of this particular agreement were favorable as compared to the original estimate. This resulted in a $1.7 million reversal in 2009 of previously accrued estimated costs.
Costs and obligations (included in “Accrued liabilities” in the Company’s consolidated balance sheets) recorded in 2011, 2010 and 2009 in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Ending balance, January 3, 2009	$1,069	$8,000	$9,069
Charges	(158)	(1,588)	(1,746)
Payments	(321)	(2,476)	(2,797)
Ending balance, January 2, 2010	$590	$3,936	$4,526
Reduction in charges	(45)	(216)	(261)
Payments	(252)	(1,771)	(2,023)
Ending balance, January 1, 2011	$293	$1,949	$2,242
Charges (reduction in charges)	19	(69)	(50)
Payments	(152)	(976)	(1,128)
Ending balance, December 31, 2011	$160	$904	$1,064
NOTE 4: PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at fiscal year-end 2011 and 2010 (in thousands):

	At Year-End
	2011	2010
Furniture and equipment	$65,430	$61,854
Computer software and hardware	90,492	94,117
Leasehold improvements	68,359	63,432
Land and building	7,439	7,439
Property and equipment, at cost	231,720	226,842
Accumulated depreciation and amortization	(170,974)	(170,359)
Property and equipment, net	$60,746	$56,483

Depreciation and amortization expense for property and equipment was $14.0 million, $14.7 million and $16.7 million in 2011, 2010 and 2009, respectively.
NOTE 5: LINES OF CREDIT AND LONG–TERM DEBT
The Company has up to $140.0 million in borrowing capacity under a loan and security agreement that remains in effect through August 2014. At the Company’s option, and subject to certain conditions set forth in the loan agreement, the Company may increase its borrowing capacity up to an additional $25.0 million during the term. The amount available to be borrowed is based on a percentage of certain of the Company's inventory (excluding capitalized indirect costs) and accounts receivable.
The revolving credit facility is guaranteed by West Marine, Inc. and West Marine Canada Corp. (an indirect subsidiary of West Marine, Inc.) and secured by a security interest in all of our accounts receivable and inventory, certain other related assets, and all proceeds thereof. The revolving credit facility is available for general working capital and general corporate purposes.
At the Company’s election, borrowings under the revolving credit facility will bear interest at one of the following options:
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 1.50% and 2.00% for option (2) above is between 2.5% and 3.0%.
The loan agreement also imposes a commitment fee on the unused portion of the revolving credit facility available. For 2011, 2010 and 2009, the weighted-average interest rate on all of our outstanding borrowings was 3.1%, 1.5% and 1.8%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on the Company’s ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, the loan is asset-based (which means the Company’s lenders maintain a security interest in the Company’s inventory and accounts receivable which serve as collateral for the loan), and the amount the Company may borrow under its revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, the Company must maintain minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. These events of default include, after the expiration of any applicable grace periods, payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, material payment

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defaults (other than under the loan agreement), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, change of control and other customary defaults. A default under this loan agreement also could significantly and adversely affect the Company’s ability to obtain additional or alternative financing. As of December 31, 2011, the Company was in compliance with the covenants under this loan agreement.
At the end of fiscal year 2011, there were no amounts outstanding under this revolving credit facility, $86.9 million was available for future borrowings, and there was $0.6 million in unamortized loan costs. At the end of fiscal year 2010, there were no amounts outstanding under this credit facility, $89.9 million was available to be borrowed, and there was $0.9 million in unamortized loan costs. At the end of fiscal years 2011 and 2010, the Company had $8.3 million and $5.6 million of outstanding commercial and stand-by letters of credit, respectively.
NOTE 6: RELATED PARTY TRANSACTIONS
West Marine had one related party transaction that terminated in 2011 and one that it plans to terminate in 2012. The Company had leased its store in Palo Alto, California from a trust, for which Randolph K. Repass is the trustee since February 2002. Prior to that, the Company leased its Palo Alto store directly from Randolph K. Repass. When it closed this store, the Company opened a nearby store in the general vicinity of Palo Alto and the new store is leased from a party not related to the Company. As a result of the store closure, the final lease payment to the related party for the Palo Alto store location was processed in February 2011. The Company leased its store in New Bedford, Massachusetts from a corporation of which Mr. Repass’ brother is the President and his father is a member of the board of directors and a major stockholder. The New Bedford lease expired in February 2012, and the Company currently is operating on a month-to-month tenancy. The Company expects to terminate the New Bedford lease on or around June 2012 in connection with a new store in the neighboring area to be leased from a party unrelated to the Company.
In addition, the Company leases its Watsonville, California support center and its stores in Santa Cruz, California and Braintree, Massachusetts from three partnerships. Mr. Repass is a general partner of each partnership and, together with certain members of his family, owns substantially all of the partnership interests in such partnerships. Geoffrey A. Eisenberg, the Company’s Chief Executive Officer, is a 7.5% limited partner in the two partnerships from which the Company leases its Watsonville, California support center and its store in Santa Cruz, California. In July 2011, a lease amendment was signed which reduced the amount of Watsonville, California support center storage space leased to West Marine and extended the storage space lease from November 2011 to October 2016. Due to the lease amendment, the Company's related contractual obligation decreased by immaterial amounts for fiscal years 2011 through 2016. Pursuant to these leases, West Marine paid rent to the above-related parties during fiscal years 2011, 2010 and 2009 in the aggregate amount of approximately $1.6 million, $1.5 million and $1.6 million, respectively. As of December 31, 2011, there were no amounts due from related parties.
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
The aggregate minimum annual contractual payments under non-cancelable leases, reduced for sublease income, in effect at fiscal year-end 2011 were as follows (in thousands):

2012	$44,968
2013	38,047
2014	31,597
2015	27,104
2016	23,310
Thereafter	93,811
Minimum non-cancelable lease payments, net	$258,837

No assets of the Company were subject to capital leases at fiscal year-end 2011, 2010 and 2009. All but a limited number of the Company’s purchase commitments, which are not material, are cancelable without payment and, therefore, have been excluded from the table.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of rent expense by component (in thousands):

	2011	2010	2009
Minimum rent	$46,578	$44,273	$43,826
Percent rent	88	87	98
Sublease income	(43)	(68)	(76)
Rent paid to related parties	1,550	1,528	1,608
Total rent expense	$48,173	$45,820	$45,456

The Company is party to various legal and administrative proceedings, claims and litigation and regulatory compliance audits arising from normal business activities. Additionally, many of these proceedings and audits raise complex factual and legal issues and are subject to uncertainties. The Company cannot predict with assurance the outcome of these matters. Accordingly, material adverse developments, settlements, or resolutions may occur and negatively impact results in the quarter in which such developments, settlements, or resolutions are reached.
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
The Company is subject to various routine and non-routine reviews, audits and investigations by various federal and state governmental regulators, including customs, environmental and tax authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes, penalties, interest or the revision and recoupment of past payments made based on audit findings. In addition, certain third party suppliers have rights under their contracts with the Company to review and audit its use of their products, and an unfavorable audit could result in an adverse and possibly material claim for payment. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company believes it has adequately provided for obligations that would result from these legal and sales and use tax proceedings where it is probable it will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome. The Company is currently under audit for sales taxes in several jurisdictions. The tax periods open to examination by the major taxing jurisdictions for sales and use taxes are fiscal 2007 through fiscal 2011. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s future financial condition or results of operations. At December 31, 2011, accrued liabilities included a loss contingency accrual of $2.6 million related to a recently-finalized software license audit.
NOTE 8: INCOME TAXES
Following is a summary of the (benefit) provision for income taxes (in thousands):

	2011	2010	2009
Currently payable:
Federal	$4,112	$1,379	$(2,828)
State	879	341	463
Foreign	(136)	125	108
	4,855	1,845	(2,257)
Deferred:
Federal	(3,161)	(996)	(371)
State	(7,597)	—	—
Foreign	(2,538)	171	(209)
	(13,296)	(825)	(580)
Income tax (benefit) expense	$(8,441)	$1,020	$(2,837)

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the difference between the effective income tax rate and the statutory federal income tax rate:

	2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.2	1.6	7.2
Non-deductible permanent items	0.7	0.6	0.3
Valuation allowance reversal	(73.9)	—	(42.1)
Valuation allowance on net deferred tax assets	—	(33.4)	(40.3)
Uncertain tax positions	(4.7)	1.1	11.7
Other	(2.1)	2.3	(1.5)
Effective tax rate	(39.8)%	7.2%	(29.7)%

Deferred tax assets and liabilities are recognized for the expected tax consequences of the difference between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. Following is a summary of the tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities (in thousands):

	2011	2010
Current:
Accrued expenses	$4,993	$5,252
Deferred compensation costs	1,860	1,873
Prepaid expenses	(1,487)	(1,551)
Capitalized inventory costs	1,048	999
Federal effect of state and foreign deferred items	(1,414)	(383)
Net operating loss carryforwards	1,597	—
Change in tax accounting method	(825)	(829)
Other	1,661	1,756
Total current	7,433	7,117
Non-current:
Deferred rent	2,408	2,001
Fixed assets	(4,869)	(3,487)
Intangible assets	4,012	4,691
Charitable contribution carryforward	27	504
Net operating loss carryforwards	1,517	2,961
State tax credits	5,120	5,302
Federal effect of state and foreign deferred items	(2,072)	—
Share-based compensation	2,162	2,145
Change in tax accounting method	(2,447)	(1,657)
Other	2,551	(1,298)
Total non-current	8,409	11,162
Valuation allowance	(1,692)	(16,874)
Total deferred tax assets	$14,150	$1,405
Net deferred tax assets were in the accompanying consolidated balance sheet, as follows (in thousands):

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2011	2010
Current deferred income taxes	$7,118	$2,997
Non-current deferred income tax assets	7,800	—
Non-current (included in Deferred rent, and other)	(768)	(1,592)
Total deferred tax assets	$14,150	$1,405

In evaluating the Company's ability to recover its deferred tax assets, it considers all available positive and negative evidence, including past operating results, the existence of cumulative losses in past fiscal years and the Company's forecast of future taxable income in the jurisdictions in which it has operations. A valuation allowance must be provided if, based on all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on historical profits and expectations of future results, the Company determined that it was more likely than not that it would have sufficient future taxable income to utilize the majority of its deferred tax assets and that there was sufficient positive evidence to support the release of the valuation allowance against all but a portion of its U.S. federal and state deferred tax assets in the second quarter of fiscal 2011. The Company, therefore, released $15.7 million of its valuation allowance in that quarter. The Company continues to maintain a valuation allowance in the amount of $1.7 million against its South Carolina state tax credits until sufficient positive evidence exists to support the reversal of this valuation allowance. In 2010 and 2009, the Company maintained a full valuation allowance against all federal, state and Canadian deferred tax assets in the amounts of $16.9 million and $23.2 million, respectively.
At year-end 2011, the Company had no federal income tax net loss carryforwards and $29.4 million of state income tax net loss carryforwards that expire between 2012 and 2029. In addition, the Company had California state enterprise zone credits of $3.4 million that may be used for an indefinite period of time and South Carolina tax credits of $1.7 million that expire between 2013 and 2017. These carryforwards are available to offset future state taxable income. At year-end 2011, the Company had foreign net loss carryforwards of $1.2 million that expire between 2012 and 2029.
Following is a summary of the change in valuation allowance (in thousands):

	2011	2010	2009
Valuation allowance—beginning of year	$16,874	$23,195	$33,900
Valuation allowance reductions	(15,182)	(6,321)	(10,705)
Valuation allowance—end of year	$1,692	$16,874	$23,195

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states, Puerto Rico and Canada. The federal statute of limitations for examination by authorities is open for the years 2008 through 2010. With few exceptions, the statute of limitations for state jurisdictions is open for the years 2007 through 2010. The statute of limitations for income tax return examinations is six years for Puerto Rico and seven years for Canada.
Unrecognized tax benefits activity for the fiscal years ending is summarized below (in thousands):

	2011	2010	2009
Unrecognized tax benefit—beginning of year	3,268	3,254	2,293
Additions based on tax positions related to the current year	—	—	57
Additions for tax positions of prior years	69	49	990
Reductions for tax positions of prior years	(218)	(4)	(27)
Settlements	—	(22)	(46)
Lapse of statutes of limitations	(823)	(9)	(13)
Unrecognized tax benefit—end of year	2,296	3,268	3,254

Included in the balance of unrecognized tax benefits at December 31, 2011 and January 1, 2011 are $2.0 million and $2.9 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate.
In 2011, additions to uncertain tax positions related to prior years amounted to $0.1 million. These positions related to reserves for store closures. In 2010, additions to uncertain tax positions related to prior years amounted to less than $0.1 million.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes. During fiscal year 2011, the Company recognized a benefit for interest and penalties of $0.2 million, while in 2010, interest and penalties expense was $0.2 million. At December 31, 2011, the Company had an accrued interest balance of $0.3 million and penalties totaling less than $0.1 million. At January 1, 2011, the Company had an accrued interest balance of $0.4 million and penalties totaling $0.1 million. The Company is unable to make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months nor can we make an estimate of the range of any potential changes to the unrecognized tax benefits.
NOTE 9: EMPLOYEE BENEFIT PLANS
The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee’s contribution up to 5% of the employee’s annual compensation, subject to statutory limitations. The Company’s contributions to the plan were $0.5 million for fiscal year 2011 and $0.6 million for fiscal years 2010 and 2009. Plan participants may choose from an array of mutual fund investment options. The plan does not permit investments in West Marine common stock.
NOTE 10: SEGMENT INFORMATION
The Company has three reportable segments—Stores, Port Supply (wholesale) and Direct-to-Customer (which we formerly referred to as Direct Sales)—all of which sell merchandise directly to customers. The Stores segment sells products through the Company's store locations. The Port Supply segment sells products directly to wholesale customers through our wholesale website and our call center. The Direct-to-Customer segment sells products through our retail eCommerce website, direct mail catalogs and our call center. The customer base overlaps between the Company’s Stores and Port Supply segments, and between its Stores and Direct-to-Customer segments. All processes for the three segments within the supply chain are commingled, including purchases from vendors, distribution center activity and customer delivery. Revenues from external customers are derived from merchandise sales, and the Company does not rely on any major customers as a source of revenue.
The Company considers its individual stores to be operating segments. Each store's operating performance has been aggregated into one reportable segment. The Company's individual store operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics; class of consumer; nature of products; and distribution methods. The Company recorded non-cash asset impairment charges of less than $0.1 million in fiscal 2011, $0.2 million in 2010 and less than $0.1 million in 2009 primarily related to the Stores segment. The Company believes that disaggregating its operating segments would not provide meaningful additional information.
In addition to the Company’s 10 stores located in Canada and three franchised stores located in Turkey, revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct-to-Customer segment, the Company promotes and sells products internationally through both its website and call center. The Company operates primarily in the United States with foreign revenues representing less than 5% of total net revenues during fiscal years 2011, 2010 and 2009, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.
Segment assets are those directly allocated to an operating segment’s operations. For the Stores segment, assets primarily consist of leasehold improvements, computer assets, fixtures, land and buildings. For the Port Supply and Direct-to-Customer segments, assets primarily consist of information technology assets. Unallocated assets include merchandise inventory, shared technology infrastructure, distribution centers, corporate headquarters, prepaid expenses, deferred taxes and other assets. Capital expenditures and depreciation expense for each segment are allocated to the assets assigned to the segment. Contribution is defined as net revenues less product costs and direct expenses.
Following is financial information related to the Company’s business segments (in thousands):

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2011	2010	2009
Net revenues:
Stores	$578,863	$560,482	$525,392
Port Supply	27,450	28,309	28,936
Direct-to-Customer	37,130	34,011	34,088
Consolidated net revenues	$643,443	$622,802	$588,416
Contribution:
Stores	$81,827	$77,591	$64,239
Port Supply	(3,020)	(2,809)	(1,736)
Direct-to-Customer	6,266	5,942	6,829
Consolidated contribution	$85,073	$80,724	$69,332
Reconciliation of consolidated contribution to net income:
Consolidated contribution	$85,073	$80,724	$69,332
Less:
Indirect costs of goods sold not included in consolidated contribution	(28,148)	(30,413)	(26,688)
General and administrative expense	(34,786)	(35,427)	(32,299)
Interest expense	(918)	(637)	(806)
Benefit (provision) for income taxes	8,441	(1,020)	2,837
Net income	$29,662	$13,227	$12,376

	2011	2010	2009
Assets:
Stores	$40,266	$34,722	$37,659
Port Supply	4,980	4,771	4,414
Direct-to-Customer	44	112	412
Unallocated	290,367	269,281	249,752
Total assets	$335,657	$308,886	$292,237
Capital expenditures:
Stores	$13,937	$10,246	$9,354
Port Supply	—	—	26
Direct-to-Customer	55	—	—
Unallocated	3,718	3,893	4,375
Total capital expenditures	$17,710	$14,139	$13,755
Depreciation and amortization:
Stores	$9,395	$9,506	$10,385
Port Supply	32	96	190
Direct-to-Customer	109	229	324
Unallocated	4,778	5,095	6,131
Total depreciation and amortization	$14,314	$14,926	$17,030

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11: QUARTERLY FINANCIAL DATA
(Unaudited and in thousands, except per share data)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$113,817	$235,963	$180,269	$113,394
Gross profit	24,681	84,846	54,691	20,781
Selling, general and administrative expense	36,871	44,592	41,789	39,608
Income (loss) from operations	(12,113)	40,246	12,890	(18,884)
Net income (loss)	(12,345)	44,743	11,216	(13,952)
Net income (loss) per share:
Basic	$(0.55)	$1.97	$0.49	$(0.61)
Diluted	(0.55)	1.92	0.48	(0.61)
Stock trade price:
High	$13.36	$11.00	$10.43	$11.63
Low	9.80	9.85	7.70	7.01

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$109,559	$233,390	$172,544	$107,309
Gross profit	25,037	82,487	49,574	18,543
Selling, general and administrative expense	34,510	46,226	41,817	38,284
Income (loss) from operations	(9,365)	36,158	7,787	(19,695)
Net income (loss)	(9,532)	35,118	7,426	(19,785)
Net income (loss) per share:
Basic	$(0.43)	$1.56	$0.33	$(0.88)
Diluted	(0.43)	1.52	0.32	(0.88)
Stock trade price:
High	$11.70	$13.05	$11.48	$11.05
Low	8.16	9.44	8.42	8.99

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B—OTHER INFORMATION
None.

PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders.
ITEM 11—EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders.
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1 & 2.	Reports of Independent Registered Public Auditing Firm

Consolidated Balance Sheets as of fiscal year-end 2011 and 2010

Consolidated Statements of Operations for fiscal years 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for fiscal years 2011, 2010 and 2009

Consolidated Statements of Cash Flows for fiscal years 2011, 2010 and 2009

Notes to Consolidated Financial Statements

3	Exhibits:

Exhibit Index

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 13, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-69604)).

10.1
Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.2*
West Marine, Inc. Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 19, 2011 and filed on May 20, 2011).

10.2.1*
Form of Notice of Grant of Stock Options and Stock Option Agreement for Associates (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 19, 2011 and filed on May 20, 2011).

10.2.2*
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Associates (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 19, 2011 and filed on May 20, 2011).

10.2.3*
Form of Notice of Grant of Stock Options and Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated May 19, 2011 and filed on May 20, 2011).

10.2.4*
Form of Notice of Grant of Restricted Stock Award and Restricted Stock Award Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated May 19, 2011 and filed on May 20, 2011).

10.2.5*
Notice to holders of West Marine, Inc. stock options regarding accelerated vesting (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 22, 2005 and filed on December 29, 2005).

10.3*
West Marine, Inc. Associates Stock Buying Plan, as amended and restated effective November 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 2009).

10.4
Lease Agreement, dated as of January 28, 2011, by and between PanCal West Marine 287 LLC and West Marine Products, Inc., for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 28, 2011 and filed on January 31, 2011).

10.4.1
Addendum to Lessor, dated as of January 28, 2011, to the Lease Agreement for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 28, 2011 and filed on January 31, 2011).

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

10.5.1
First Amendment, dated as of August 11, 1998, to the Lease Agreement for the Rock Hill, South Carolina distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.1 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001).

Exhibit Number	Exhibit

10.5.2
Second Amendment, dated as of April 18, 2000, to the Lease Agreement for the Rock Hill, South Carolina distribution facility and other agreements thereto (incorporated by reference to Exhibit 10.11.2 to the Company's Quarterly Report on Form 10-K for the year ended December 29, 2001).

10.5.3
Third Amendment, dated as of July 26, 2004, to the Lease Agreement for the Rock Hill, South Carolina distribution facility (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 4, 2004 and filed on October 8, 2004).

10.6
Lease Agreement, dated June 26, 1997, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997).

10.6.1
First Amendment of Lease, dated July 27, 2005, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated July 27, 2005 and filed on July 28, 2005).

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

10.6.5
Fifth Amendment of Lease, dated July 15, 2011, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated July 15, 2011 and filed on July 20, 2011).

10.7
Amended and Restated Loan and Security Agreement, dated as of August 23, 2010, by and among West Marine Products, Inc., each of the other persons that are signatories thereto as borrowers, each of the persons that are signatories thereto as guarantors, the lenders that are signatories thereto, Wells Fargo Retail Finance, LLC, as agent for the lenders, and Wells Fargo Capital Finance, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 23, 2010 and filed on August 27, 2010).

10.7.1
Loan and Security Agreement dated as of December 29, 2005, among West Marine Products, Inc., each of the persons identified as borrowers, and each of the persons identified as guarantors and each of the persons identified as lenders (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 29, 2005 and filed on January 4, 2006).

10.8
Marketing Agreement, dated as of January 14, 2003, by and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.8.1
Amendment, dated as of April 7, 2005, to Marketing Agreement, dated as of January 14, 2003, by and among Boat America Corporation, the Boat Owners Association of The United States and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2005).

10.9*
Letter Agreement, dated as of December 10, 2007, by and between West Marine, Inc. and Geoffrey A. Eisenberg (incorporated by reference to Exhibit 10.1 to West Marine’s Current Report on Form 8-K dated December 10, 2007 and filed on December 14, 2007).

Exhibit Number	Exhibit

10.9.1*
Confidentiality and Non-Solicitation Agreement, dated as of December 14, 2007, by and between West Marine, Inc. and Geoffrey A. Eisenberg (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 10, 2007 and filed on December 14, 2007).

10.9.2*
First Amendment to Letter Agreement, dated as of November 7, 2008, by and between West Marine, Inc. and Geoffrey A. Eisenberg (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 7, 2008 and filed on November 13, 2008).

10.10*
Executive Employment Agreement, dated as of December 11, 2006, by and among West Marine, Inc., West Marine Products, Inc. and Thomas Moran (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 11, 2006 and filed on December 12, 2006).

10.10.1*
First Amendment to Executive Employment Agreement, dated as of September 27, 2007, by and among West Marine, Inc., West Marine Products, Inc. and Thomas Moran (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).

10.11*
Executive Termination Compensation Agreement, dated as of September 9, 2004, by and between West Marine, Inc. and Bruce Edwards (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.12*
Offer Letter, dated as of February 7, 2006, to Ronald Japinga from West Marine, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.12.1*
Executive Termination Compensation Agreement, dated as of February 13, 2006, by and between West Marine, Inc. and Ronald Japinga. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.13*	Executive Officer Serverance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 16, 2011 and filed on March 22, 2011).

21.1	List of Subsidiaries.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets as of December 31, 2011 and January 1, 2011; (ii) the consolidated statements of operations for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010; and (iii) the consolidated statements of cash flows for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 7, 2012	WEST MARINE, INC.

		By:	/s/ GEOFFREY A. EISENBERG
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
March 7, 2012

/s/ THOMAS R. MORAN
Thomas R. Moran
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 7, 2012

/s/ RANDOLPH K. REPASS
Randolph K. Repass
Chairman of the Board and Director
March 7, 2012

/s/ DENNIS MADSEN
Dennis Madsen
Director
March 7, 2012

/s/ DAVID MCCOMAS
David McComas
Director
March 7, 2012

/s/ BARBARA RAMBO
Barbara Rambo
Director
March 7, 2012

/s/ ALICE M. RICHTER
Alice M. Richter
Director
March 7, 2012

/s/ PETER ROY
Peter Roy
Director
March 7, 2012

/s/ CHRISTIANA SHI
Christiana Shi
Director
March 7, 2012