Form 10-Q
period 2012-03-31
WEST MARINE INC
filed 2012-05-01
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 23, 2012, the number of shares outstanding of the registrant’s common stock was 23,147,766.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012, DECEMBER 31, 2011 AND APRIL 2, 2011
(Unaudited and in thousands, except share data)

	March 31, 2012	December 31, 2011	April 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,230	$43,966	$2,068
Trade receivables, net	7,754	5,771	6,793
Merchandise inventories	240,884	193,375	247,694
Deferred income taxes	5,727	7,118	3,151
Other current assets	24,686	13,792	19,341
Total current assets	281,281	264,022	279,047
Property and equipment, net	61,295	60,746	57,577
Long-term deferred taxes	7,993	7,800	—
Other assets	3,180	3,089	3,383
TOTAL ASSETS	$353,749	$335,657	$340,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,684	$25,085	$54,721
Accrued expenses and other	40,564	41,007	38,848
Total current liabilities	88,248	66,092	93,569
Long-term debt	—	—	21,071
Deferred rent and other	14,348	13,922	15,291
Total liabilities	102,596	80,014	129,931
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 23,176,737 shares issued and 23,145,847 shares outstanding at March 31, 2012; 23,022,654 shares issued and 22,991,764 shares outstanding at December 31, 2011; and 22,693,437 shares issued and 22,662,547 shares outstanding at April 2, 2011	23	23	23
Treasury stock	(385)	(385)	(385)
Additional paid-in capital	187,925	186,089	182,697
Accumulated other comprehensive loss	(806)	(727)	(895)
Retained earnings	64,396	70,643	28,636
Total stockholders’ equity	251,153	255,643	210,076
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$353,749	$335,657	$340,007
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 13 WEEKS ENDED MARCH 31, 2012 AND APRIL 2, 2011
(Unaudited and in thousands, except per share data)

	13 Weeks Ended
	March 31, 2012	April 2, 2011
Net revenues	$121,468	$113,817
Cost of goods sold	91,968	89,136
Gross profit	29,500	24,681
Selling, general and administrative expense	39,903	36,871
Restructuring costs (recoveries)	5	(77)
Loss from operations	(10,408)	(12,113)
Interest expense	220	167
Loss before income taxes	(10,628)	(12,280)
Provision (benefit) for income taxes	(4,381)	65
Net loss	$(6,247)	$(12,345)
Net loss per common and common equivalent share:
Basic	$(0.27)	$(0.55)
Diluted	$(0.27)	$(0.55)
Weighted average common and common equivalent shares outstanding:
Basic	23,012	22,639
Diluted	23,012	22,639
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE 13 WEEKS ENDED MARCH 31, 2012 AND APRIL 2, 2011
(Unaudited and in thousands)

	13 Weeks Ended
	March 31, 2012	April 2, 2011
Net loss	$(6,247)	$(12,345)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(79)	(146)
Other comprehensive loss	(79)	(146)
Total comprehensive loss	$(6,326)	$(12,491)
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 13 WEEKS ENDED MARCH 31, 2012 AND APRIL 2, 2011
(Unaudited and in thousands)

	13 Weeks Ended
	March 31, 2012	April 2, 2011
OPERATING ACTIVITIES:
Net loss	$(6,247)	$(12,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,760	3,507
Share-based compensation	648	570
Tax benefit from equity issuance	95	52
Excess tax benefit from share-based compensation	(217)	(52)
Deferred income taxes	1,532	(1)
Provision for doubtful accounts	94	26
Lower of cost or market inventory adjustments	834	1,487
Loss (gain) on asset disposals	79	(4)
Changes in assets and liabilities:
Trade receivables	(2,077)	(1,214)
Merchandise inventories	(48,343)	(47,593)
Other current assets	(10,893)	(2,602)
Other assets	(239)	(147)
Accounts payable	21,264	26,061
Accrued expenses and other	(35)	(4,081)
Deferred items and other non-current liabilities	93	345
Net cash used in operating activities	(39,652)	(35,991)
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	20	13
Purchases of property and equipment	(3,401)	(5,262)
Net cash used in investing activities	(3,381)	(5,249)
FINANCING ACTIVITIES:
Borrowings on line of credit	1,156	22,543
Repayments on line of credit	(1,156)	(1,472)
Proceeds from exercise of stock options	1,093	184
Excess tax benefit from share-based compensation	217	52
Net cash provided by financing activities	1,310	21,307
Effect of exchange rate changes on cash	(13)	(18)
NET DECREASE IN CASH	(41,736)	(19,951)
CASH AT BEGINNING OF PERIOD	43,966	22,019
CASH AT END OF PERIOD	$2,230	$2,068
Other cash flow information:
Cash paid for interest	$167	$88
Cash paid for income taxes	150	160
Non-cash investing activities
Property and equipment additions in accounts payable	422	722

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen Weeks Ended March 31, 2012 and April 2, 2011
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at March 31, 2012 and April 2, 2011, and the interim results of operations for the 13-week periods then ended and cash flows for the 13-week periods then ended, have been included.
The condensed consolidated balance sheet at December 31, 2011 presented herein has been derived from the audited consolidated financial statements of the Company for the year then ended that was included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended December 31, 2011 that were included in the 2011 Form 10-K.
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended December 31, 2011. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended March 31, 2012 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 29, 2012. Historically, the Company's revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
The Company's fiscal year consists of 52 weeks, ending on the Saturday closest to December 31. The 2012 fiscal year and 2011 fiscal year consist of the 52 weeks ending on December 29, 2012 and December 31, 2011, respectively. All quarters of both fiscal years 2012 and 2011 consist of 13 weeks. All references to years relate to fiscal years rather than calendar years.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2011, the entire $44.0 million of the Company's cash consisted entirely of cash on hand and bank deposits and is classified within Level 1 because they are valued using quoted market prices. As of March 31, 2012 and April 2, 2011, the entire $2.2 million and $2.1 million, respectively, of the Company's cash consisted entirely of cash on hand and bank deposits and is classified within Level 1 because they are valued using quoted market prices.
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
The Company's effective income tax rate for the 13-week period ended March 31, 2012 was a benefit of 41.2%, which resulted in a benefit of $4.4 million, while the effective tax rate for the 13-week period ended April 2, 2011 was a provision of 0.5%, which resulted in expense of $0.1 million. The effective tax rate was unusually low last year due to the valuation allowance in place against its deferred tax assets. During the second fiscal quarter of 2011, the Company determined that it was more likely than not that it would have sufficient future taxable income to utilize the majority of its deferred tax assets and, as a result, released approximately $15.7 million of the valuation allowance against these assets. The release of this valuation allowance returned the Company to a more normalized effective tax rate. As a result, the Company was able to record a tax benefit in the first quarter of 2012 since it was a loss quarter within a forecasted profitable year. The Company continues to maintain a valuation allowance in the amount of $1.7 million against its South Carolina state tax credits until sufficient positive evidence exists to support the reversal of this valuation allowance.
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
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.6 million for each of the 13-week periods ended March 31, 2012 and April 2, 2011, the majority of which was recorded as selling, general and administrative expense. The tax benefit associated with share-based compensation expense for the 13-week period ended March 31, 2012 was $0.2 million, which was recognized as an excess tax benefit in additional paid-in capital. The tax benefit associated with share-based compensation expense for the 13-week period ended April 2, 2011 was $0.1 million, which was recognized as an excess tax benefit in additional paid-in capital.
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
In addition to the Company’s 10 stores located in Canada and three franchised stores located in Turkey, revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct-to-Customer segment, the Company promotes and sells products internationally through both its website and call center. The Company operates primarily in the United States with foreign revenues representing less than 5% of total net revenues during each of the 13-week periods ended March 31, 2012 and April 2, 2011, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.
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
Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended
	March 31, 2012	April 2, 2011
Net revenues:
Stores	$108,094	$100,158
Port Supply	6,263	6,495
Direct-to-Customer	7,111	7,164
Consolidated net revenues	$121,468	$113,817
Contribution:
Stores	$4,383	$519
Port Supply	(987)	(881)
Direct-to-Customer	1,351	1,017
Consolidated contribution	$4,747	$655
Reconciliation of consolidated contribution to net loss:
Consolidated contribution	$4,747	$655
Less:
Indirect costs of goods sold not included in consolidated contribution	(6,028)	(5,493)
General and administrative expense	(9,127)	(7,275)
Interest expense	(220)	(167)
Benefit (provision) for income taxes	4,381	(65)
Net loss	$(6,247)	$(12,345)

	13 Weeks Ended
	March 31, 2012	April 2, 2011
Assets:
Stores	$37,796	$32,863
Port Supply	7,021	6,252
Direct-to-Customer	756	686
Unallocated	308,176	300,206
Total assets	$353,749	$340,007
Capital expenditures:
Stores	$3,065	$4,005
Port Supply	—	—
Direct-to-Customer	307	—
Unallocated	29	1,257
Total capital expenditures	$3,401	$5,262
Depreciation and amortization:
Stores	$2,447	$2,315
Port Supply	3	12
Direct-to-Customer	3	34
Unallocated	1,307	1,146
Total depreciation and amortization	$3,760	$3,507

NOTE 5: COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity. The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments for all periods presented, and did not differ significantly from the reported net loss.

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
For legal proceedings where the Company has determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For legal proceedings where a loss is reasonably possible, the range of estimated loss is not material. For more information, see Item 3, “Legal Proceedings” in the 2011 Form 10-K.

NOTE 7: RESTRUCTURING COSTS
Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities. Severance benefits are detailed in approved severance plans, which are specific as to number, position, location and timing. In addition, severance benefits are communicated in specific detail to affected employees and are unlikely to change when costs are recorded. Costs are recognized over the period services are rendered, otherwise they are recognized when they are communicated to the employees. These costs are not material to any reportable segment. Other associated costs, such as legal and professional fees, are expensed as incurred. Accrued liabilities related to costs associated with restructuring activities outstanding as of March 31, 2012 were $1.0 million. Costs and obligations (included in “Accrued liabilities” in the Company's condensed consolidated balance sheets) recorded by the Company in 2012, 2011 and 2010 in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Beginning balance, January 2, 2010	$590	$3,936	$4,526
Reduction in charges	(45)	(216)	(261)
Payments	(252)	(1,771)	(2,023)
Ending balance, January 1, 2011	$293	$1,949	$2,242
Charges (reduction in charges)	19	(69)	(50)
Payments	(152)	(976)	(1,128)
Ending balance, December 31, 2011	$160	$904	$1,064
Charges (reduction in charges)	(1)	5	4
Payments	(1)	(92)	(93)
Ending balance, March 31, 2012	$158	$817	$975

NOTE 8: NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if unvested restricted shares vest and outstanding options to purchase common stock were exercised. Options to purchase approximately 2.0 million and 1.3 million shares of common stock that were outstanding for the quarters ended March 31, 2012 and April 2, 2011, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net loss per share computations (shares in thousands):

	13 Weeks Ended
	March 31, 2012		April 2, 2011
	Shares	Net Loss Per Share	Shares	Net Loss Per Share
Basic	23,012	$(0.27)	22,639	$(0.55)
Effect of dilutive stock options	—	—	—	—
Diluted	23,012	$(0.27)	22,639	$(0.55)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
West Marine, Inc.
Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of March 31, 2012 and April 2, 2011, and the related condensed consolidated statements of operations, comprehensive loss and cashflows for the 13-week periods then ended. These interim financial statements are the responsibility of the Company's management.
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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Marine, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

San Francisco, California

April 30, 2012

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). All references to the first quarter of 2012 mean the 13-week period ended March 31, 2012, and all references to the first quarter of 2011 mean the 13-week period ended April 2, 2011. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview
West Marine is the largest specialty retailer of boating supplies and accessories. We have three reportable segments — Stores, Port Supply (wholesale) and Direct-to-Customer (eCommerce, catalog and call center transactions) — all of which sell merchandise directly to customers. At the end of the first quarter of 2012, we offered our products through 315 company-operated stores in 38 states, Puerto Rico and Canada and three franchised stores located in Turkey, on our eCommerce website, and through our catalogs and call center. We also are engaged, through our Port Supply division, in our stores and on the Internet, in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations (including valuation adjustments and capitalization of indirect costs), vendor allowances receivable, costs associated with exit activities (e.g., store closures), impairment of long-lived assets, deferred tax assets and applicable valuation allowance, liabilities for self-insurance or high-deductible losses, and share-based compensation. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Form 10-K. The following discussion and analysis should be read in conjunction with such description of critical accounting policies and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.
Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended
	March 31, 2012	April 2, 2011
Net revenues	100.0%	100.0%
Cost of goods sold	75.7	78.3
Gross profit	24.3	21.7
Selling, general and administrative expense	32.9	32.4
Restructuring costs (recoveries)	—	(0.1)
Impairment of long-lived assets	—	—
Loss from operations	(8.6)	(10.6)
Interest expense	0.1	0.2
Loss before income taxes	(8.7)	(10.8)
Provision (benefit) for income taxes	(3.6)	—
Net loss	(5.1)%	(10.8)%

Thirteen Weeks Ended March 31, 2012 Compared to Thirteen Weeks Ended April 2, 2011

Net revenues for the first quarter of 2012 were $121.5 million, an increase of $7.7 million, or 6.7%, compared to net revenues of $113.8 million in the first quarter of 2011. The increase was primarily due to a $3.8 million increase in comparable store sales and $13.8 million in sales attributable to stores opened or expanded in 2011 and the first three months of 2012, partially offset by the impact of stores closed during the same periods, which closures effectively reduced net revenues by $9.2 million. The majority of these closures occurred in connection with our ongoing real estate optimization strategy to evolve to fewer, larger stores. During the quarter, we saw increased sales in all core categories, especially maintenance-related products, which appear to be related to the dry, warm weather and early Spring experienced this year across most areas of the country. We also saw growth in our soft goods categories, reflecting the success of our merchandise expansion strategy. Another driver of sales growth was gains in sales to wholesale customers through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. In certain markets, our larger stores serve as mini-distribution centers (or hubs) that offer enhanced assortments and service, convenience and competitive pricing, as well as more delivery options for wholesale customers. We believe our initiatives improve our service model to our wholesale customers. We had 315 company-operated stores and three franchised stores in Turkey open at the end of the first quarter of 2012, compared to 325 company-operated stores and three franchise stores in Turkey at the end of the first quarter of 2011. While the number of company-operated stores declined year-over-year, selling square footage increased by 1.6%.
Net revenues attributable to our Stores segment increased $7.9 million to $108.1 million in the first quarter of 2012, a 7.9% increase compared to the first quarter of 2011. The primary driver of the higher revenues was the increase in comparable store sales discussed above. Wholesale (Port Supply) net revenues decreased $0.2 million, or 3.6%, to $6.3 million in the first quarter of 2012 compared to the same period in 2011. Net revenues in our Direct-to-Customer segment decreased $0.1 million, or 0.7%, to $7.1 million in the first quarter of 2012, compared to the same period in 2011. Our domestic sales demonstrated solid growth; however, these revenues were offset by lower sales to international customers.
Gross profit increased by $4.8 million, or 19.5%, to $29.5 million in the first quarter of 2012, compared to $24.7 million for the same period last year. Gross profit increased as a percentage of net revenues to 24.3% in the first quarter of 2012, compared to 21.7% for the same period last year, primarily due to a 1.7% increase in raw product margin due to less promotional and clearance activity. There also was a sales mix shift away from higher-priced, but lower margin items, such as electronics, to higher-margin maintenance-related items. We attribute this to the mild and dry weather so far this year, which prompted customers to prepare their boats earlier in the season this year and away from higher-priced but lower-margin items such as electronics. The increase in gross profit as a percentage of revenues also resulted from leveraging our relatively-fixed occupancy expense by 1.1% the higher sales and a 0.1% improvement in inventory shrink results. These improvements were partially offset by a 0.3% increase in unit buying and distribution costs.
Selling, general and administrative expense ("SG&A") was $39.9 million, an increase of $3.0 million, or 8.2%, compared to $36.9 million for the same period last year. SG&A increased as a percentage of net revenues to 32.9% in the first quarter of 2012, compared to 32.4% for the same period last year. Drivers of the higher SG&A included: $1.0 million in higher accrued bonuses reflecting performance above budgeted expectations; $0.7 million in higher stores payroll to support higher sales and for training in support of our new point-of-sale system; $0.7 million in higher store project expense because we opened three flagship stores this year compared to one flagship store last year; and $0.4 million in higher information technology spending.
Our effective income tax rate for the 13-week period ended March 31, 2012 was a benefit 41.2%, which resulted in a benefit of $4.4 million, while the effective tax rate for the 13-week period ended April 2, 2011 was 0.5%, which resulted in expense of $0.1 million. The year-over-year change in our effective tax rate for the first quarter was primarily due to our valuation allowance release during the second quarter of 2011 of $15.7 million, which represented the majority of the valuation allowance against our deferred tax assets. The release of this valuation allowance last year returned us to a more normalized effective tax rate this year. As a result, we were able to record a tax benefit in the first quarter of 2012 since it was a loss quarter within a forecasted profitable year. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary.
Net loss for the 13-week period ended March 31, 2012 was $(6.2) million, a $6.1 million improvement when compared to the same period last year. This improvement primarily was driven by the tax benefit recorded in the first quarter of 2012.
Liquidity and Capital Resources
We ended the first quarter of 2012 with $2.2 million of cash, an increase from $2.1 million at the end of the first quarter of 2011. Working capital, the excess of current assets over current liabilities, increased to $193.0 million at the end of the first quarter of 2012, compared with $185.5 million for the same period last year. The increase in working capital primarily was attributable to lower accounts payable and lower merchandise inventories driven by higher inventory turns and the timing of inventory receipts during the quarter.

Operating Activities
During the first quarter of 2012, net cash used in operating activities was $40.0 million, compared to $36.0 million of cash used in operating activities during the same period last year. Net cash used in operating activities increased year-over-year by $4.0 million, which primarily was driven by lower inventory receipts and a corresponding decrease in accounts payable during the last several weeks of the quarter this year.
Investing Activities
We spent $3.4 million on capital expenditures during the first quarter of 2012, which was a $1.8 million decrease compared to the same period in the prior year. During the first quarter of 2012, we opened three flagship stores and one standard-format store, as compared to one flagship store and one standard-format store during the first quarter of 2011. During the remaining nine months of 2012, we expect to spend approximately $18.1 million on additional capital expenditures, mainly for store development and our real estate optimization strategy of moving to fewer larger stores, as well as for information technology enhancements for network improvements, including software and hardware upgrades.
Financing Arrangements
Net cash provided by financing activities was $1.3 million for the first quarter of 2012, mostly attributable to the exercise of stock options.
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
The loan agreement also imposes a commitment fee of 0.5% per annum on the unused portion of the revolving credit facility available. For the first quarter of 2012 and 2011, the weighted-average interest rate on all of our outstanding borrowings was 4.8% and 3.0%, respectively. Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain financial covenants, such as a requirement to maintain certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders' appraisers. Additionally, we must maintain minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. These events of default include, after the expiration of any applicable grace periods, payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults (other than under the loan agreement), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, change of control and other customary defaults. A default under our loan agreement also could significantly and adversely affect our ability to obtain additional or alternative financing. As of March 31, 2012, we were in compliance with the covenants under our loan agreement. At March 31, 2012, we had no amounts outstanding under our revolving credit facility and $132.4 million available for future borrowings. At March 31, 2012, the calculated borrowing base was $160.4 million, which exceeded the maximum borrowing capacity of $140.0 million. At April 2, 2011, we had $21.1 million of outstanding borrowings and $111.8 million available for future borrowings. At April 2, 2011, the calculated borrowing base was $154.0 million, which exceeded the maximum borrowing capacity of $140.0 million. At March 31, 2012 and April 2, 2011, we had $7.8 million and $7.1 million, respectively, of outstanding commercial and stand-by letters of credit.
Our borrowing base at March 31, 2012 and April 2, 2011 consisted of the following (in millions):

	March 31, 2012	April 2, 2011
Accounts receivable availability	$8.4	$7.6
Inventory availability	175.2	169.7
Less: reserves	(5.4)	(6.2)
Less: minimum availability	(17.8)	(17.1)
Less: suppressed availability	(20.4)	(14.0)
Total borrowing base	$140.0	$140.0

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$(0.2)	$21.1
Outstanding letters of credit	7.8	7.1
Total obligations	$7.6	$28.2
Accordingly, our availability as of March 31, 2012 and April 2, 2011, respectively, was (in millions):
Total borrowing base	$140.0	$140.0
Less: obligations	(7.6)	(28.2)
Total availability	$132.4	$111.8

Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 31, 2012, we are not involved in any unconsolidated special purpose entities or variable interest entities.
Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2, “Properties” and Note 7 to the consolidated financial statements in the 2011 Form 10-K.
Seasonality
Historically, our business has been highly seasonal. In 2011, approximately 65% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.
Business Trends
During the first half of 2011, we believe net revenues were negatively impacted by inclement weather in most of the country, which did not prompt boaters to prepare for the key boating season as early as they did in the prior year, when better weather prevailed during the first quarter of 2010. Late in the second quarter and into the third quarter of 2011, our general sales trend strengthened somewhat. We believe this was due to the weather warming up to seasonal levels later in the second quarter and continuing into the third quarter. Also during 2011, we continued to see increased net revenues from some of our strategic initiatives including real estate optimization, growing our Port Supply business, and increasing soft goods sales. As we moved into the first quarter of 2012, we recorded increased net revenues over the prior year, and we believe this growth was driven by both internal and external factors. We saw higher sales in all core categories during the first quarter, especially maintenance-related products, which appear to be related to the dry, warm weather and early Spring this year across most areas of the country. We also experienced growth in our soft goods categories, reflecting the success of our merchandise expansion strategy.
Although we believe we have seen some recent recovery in customer boat usage, we believe that the ongoing uncertainty in economic conditions has had, and will continue to have, an adverse impact on discretionary consumer spending in an already challenging climate for the boating industry, and we believe that economic uncertainty could continue to have an impact on our sales, with corresponding risks to our earnings and cash flow in 2012. In 2012, we will continue to control expense growth and maximize cash flow. For more information see the "Overview," “Fiscal 2011 Compared with Fiscal 2010 - Segment Revenues,” and "Business Trends" discussions in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Form 10-K.

Internet Address and Access to SEC Filings
Our Internet address is westmarine.com. Interested readers may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in the “Investor Relations” portion of our website as well as through the Securities and Exchange Commission’s website, sec.gov.
Forward-Looking Statements
All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine's future plans, expectations, objectives and business strategies, including our ability to continue to invest in inventory, maintain in-stock levels and improve financial performance; to experience increased sales and to control operating expenses in a challenging environment; to continue to successfully execute our real estate optimization program; to continue to grow wholesale sales through both our Stores and Port Supply segments; to improve our Direct-to-Customer business; and to develop an expanded merchandise and private label assortment, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.
West Marine's operations could be adversely affected if the current soft economic conditions and the decreased spending in the boating industry continue or worsen, if fuel prices continue to increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in the 2011 Form 10-K, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not undertake any specific actions to diminish our exposure to interest rate or currency rate risk, and we are not a party to any interest rate or currency rate risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in the 2011 Form 10-K.
Based on our operating results for the first quarter ended March 31, 2012, a 48-basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pre-tax income and cash flows by less than $0.1 million over the next year (see Note 5 to our consolidated financial statements in the 2011 Form 10-K).
A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.9 million over the next year.
ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For legal proceedings where we have determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For legal proceedings where a loss is reasonably possible, the range of estimated loss is not material. There has been no material change in any of the matters set forth in Item 3 of the 2011 Form 10-K, and no new matters have commenced since the filing of the 2011 Form 10-K that would be required to be disclosed. For more information, see Item 3, “Legal Proceedings” in the 2011 Form 10-K.
ITEM 1A – RISK FACTORS
We have included in Part I, Item 1A of the 2011 Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” These risk factors have not materially changed. Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURE
Not applicable.
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

10.1*
Amendment Number One to the West Marine, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 3, 2012 and filed on April 4, 2012).

10.2*
Form of Notice of Grant of Stock Options and form of Stock Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 3, 2012 and filed on April 4, 2012).

10.3*
Form of Notice of Grant of Restricted Stock Units and form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 3, 2012 and filed on April 4, 2012).

10.4*
Form of Notice of Grant of Restricted Stock Award and form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 3, 2012 and filed on April 4, 2012).

10.5*
Letter Agreement, dated as of April 3, 2012, between West Marine, Inc. and Geoffrey A. Eisenberg (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 3, 2012 and filed on April 4, 2012).

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement with the meaning of Item 601(b)(10)(iii) of Regulation S-K.

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of March 31, 2012, December 31, 2011 and April 2, 2011; (ii) the condensed consolidated statements of operations for the 13 weeks ended March 31, 2012 and April 2, 2011; and (iii) the condensed consolidated statements of comprehensive loss for the 13 weeks ended March 31, 2012 and April 2, 2011and (iv) the condensed consolidated statements of cash flows for the 13 weeks ended March 31, 2012 and April 2, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 30, 2012	WEST MARINE, INC.

		By:	/s/ Geoffrey A. Eisenberg
Geoffrey A. Eisenberg
Chief Executive Officer

		By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer