Form 10-Q
period 2012-06-30
WEST MARINE INC
filed 2012-07-31
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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
At July 23, 2012, the number of shares outstanding of the registrant’s common stock was 23,348,784.

		Page No.

PART I – Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2012, December 31, 2011 and July 2, 2011	3

	Condensed Consolidated Statements of Income for the 13 weeks ended June 30, 2012 and July 2, 2011 and the 26 weeks ended June 30, 2012 and July 2, 2011	4

	Condensed Consolidated Statements of Comprehensive Income for the 13 weeks ended June 30, 2012 and July 2, 2011 and the 26 weeks ended June 30, 2012 and July 2, 2011	5

	Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 30, 2012 and July 2, 2011	6

	Notes to Condensed Consolidated Financial Statements	7

	Report of Independent Registered Public Accounting Firm	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosure	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012, DECEMBER 31, 2011 AND JULY 2, 2011
(Unaudited and in thousands, except share data)

	June 30, 2012	December 31, 2011	July 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$37,086	$43,966	$11,958
Trade receivables, net	9,156	5,771	8,428
Merchandise inventories	248,926	193,375	242,049
Deferred income taxes	4,567	7,118	7,204
Other current assets	21,225	13,792	21,091
Total current assets	320,960	264,022	290,730
Property and equipment, net	62,759	60,746	59,093
Long-term deferred taxes	7,481	7,800	10,314
Other assets	2,988	3,089	3,386
TOTAL ASSETS	$394,188	$335,657	$363,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,168	$25,085	$43,351
Accrued expenses and other	51,728	41,007	50,288
Total current liabilities	104,896	66,092	93,639
Deferred rent and other	14,170	13,922	13,905
Total liabilities	119,066	80,014	107,544
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 23,371,203 shares issued and 23,340,313 shares outstanding at June 30, 2012; 23,022,654 shares issued and 22,991,764 shares outstanding at December 31, 2011; and 22,780,249 shares issued and 22,749,359 shares outstanding at July 2, 2011	23	23	23
Treasury stock	(385)	(385)	(385)
Additional paid-in capital	189,224	186,089	183,853
Accumulated other comprehensive loss	(752)	(727)	(892)
Retained earnings	87,012	70,643	73,380
Total stockholders’ equity	275,122	255,643	255,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$394,188	$335,657	$363,523
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 13 WEEKS AND 26 WEEKS ENDED JUNE 30, 2012 AND JULY 2, 2011
(Unaudited and in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net revenues	$243,572	$235,963	$365,040	$349,780
Cost of goods sold	157,719	151,117	249,687	240,253
Gross profit	85,853	84,846	115,353	109,527
Selling, general and administrative expense	47,415	44,592	87,318	81,463
Restructuring costs (recoveries)	150	(20)	155	(97)
Impairment of long-lived assets	—	28	—	28
Income from operations	38,288	40,246	27,880	28,133
Interest expense	224	273	444	440
Income before income taxes	38,064	39,973	27,436	27,693
Provision (benefit) for income taxes	15,448	(4,770)	11,067	(4,705)
Net income	$22,616	$44,743	$16,369	$32,398
Net income per common and common equivalent share:
Basic	$0.97	$1.97	$0.71	$1.43
Diluted	$0.95	$1.92	$0.69	$1.39
Weighted average common and common equivalent shares outstanding:
Basic	23,249	22,711	23,131	22,675
Diluted	23,720	23,258	23,652	23,250
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE 13 WEEKS AND 26 WEEKS ENDED JUNE 30, 2012 AND JULY 2, 2011
(Unaudited and in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$22,616	$44,743	$16,369	$32,398
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	53	3	(25)	(143)
Other comprehensive income (loss)	53	3	(25)	(143)
Total comprehensive income	$22,669	$44,746	$16,344	$32,255
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 26 WEEKS ENDED JUNE 30, 2012 AND JULY 2, 2011
(Unaudited and in thousands)

	26 Weeks Ended
	June 30, 2012	July 2, 2011
OPERATING ACTIVITIES:
Net income	$16,369	$32,398
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,673	7,026
Impairment of long-lived assets	—	28
Share-based compensation	1,586	1,171
Tax benefit (deficiency) from equity issuance	(464)	103
Excess tax benefit from share-based compensation	(326)	(103)
Deferred income taxes	2,899	(16,107)
Provision for doubtful accounts	122	78
Lower of cost or market inventory adjustments	999	1,749
Loss (gain) on asset disposals	99	(23)
Changes in assets and liabilities:
Trade receivables	(3,507)	(2,901)
Merchandise inventories	(56,550)	(42,210)
Other current assets	(7,432)	(4,352)
Other assets	(66)	(224)
Accounts payable	26,788	15,069
Accrued expenses and other	11,129	7,353
Deferred items and other non-current liabilities	219	704
Net cash used in operating activities	(462)	(241)
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	48	34
Purchases of property and equipment	(8,806)	(10,633)
Net cash used in investing activities	(8,758)	(10,599)
FINANCING ACTIVITIES:
Borrowings on line of credit	3,925	27,639
Repayments on line of credit	(3,925)	(27,639)
Proceeds from exercise of stock options	1,673	362
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	340	326
Excess tax benefit from share-based compensation	326	103
Net cash provided by financing activities	2,339	791
Effect of exchange rate changes on cash	1	(12)
NET DECREASE IN CASH	(6,880)	(10,061)
CASH AT BEGINNING OF PERIOD	43,966	22,019
CASH AT END OF PERIOD	$37,086	$11,958
Other cash flow information:
Cash paid for interest	$345	$339
Cash paid (refunded) for income taxes	372	(580)
Non-cash investing activities
Property and equipment additions in accounts payable	463	344

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Twenty-six Weeks Ended June 30, 2012 and July 2, 2011
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at June 30, 2012 and July 2, 2011, and the interim results of operations for the 13-week and 26-week periods then ended and cash flows for the 26-week periods then ended, have been included.
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
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended December 31, 2011. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 26-week periods ended June 30, 2012 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 29, 2012. Historically, the Company's revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2011, the entire $44.0 million of the Company's cash consisted of cash on hand and bank deposits and is classified within Level 1 because they are valued using quoted market prices. As of June 30, 2012 and July 2, 2011, the entire $37.1 million and $12.0 million, respectively, of the Company's cash consisted of cash on hand and bank deposits and is classified within Level 1 because they are valued using quoted market prices.
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
The Company's effective income tax rate for the 13-week period ended June 30, 2012 was 40.6%, which resulted in a provision of $15.4 million, while the effective tax rate for the 13-week period ended July 2, 2011 was (11.9)%, which resulted in a benefit of $4.8 million. The Company's effective income tax rate for the 26-week period ended June 30, 2012 was 40.3%, which resulted in a provision of $11.1 million, while the effective tax rate for the 26-week period ended July 2, 2011 was (17.0)%, which resulted in a benefit of $4.7 million. During the second fiscal quarter of 2011, the Company determined that it was more likely than not that it would have sufficient future taxable income to utilize the majority of its deferred tax assets and, as a result, released approximately $15.7 million of the valuation allowance against these assets. The Company has returned to a more normalized effective tax rate this year. The Company continues to maintain a valuation allowance in the amount of $1.7 million against its South Carolina state tax credits until sufficient positive evidence exists to support the reversal of this valuation allowance.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.9 million for the 13-week period ended June 30, 2012 and $0.6 million for the 13-week period ended July 2, 2011, the majority of which was recorded as selling, general and administrative expense. The Company recognized share-based compensation expense of $1.6 million for the 26-week period ended June 30, 2012 and $1.2 million for the 26-week period ended July 2, 2011, the majority of which was recorded as selling, general and administrative expense. The tax deficiency associated with share-based compensation expense for the 13-week and 26-week periods ended June 30, 2012 were $(0.6) million and $(0.5) million, respectively. The tax benefit associated with share-based compensation expense for the 13-week and 26-week periods ended July 2, 2011 were $0.1 million and $0.1 million, respectively.
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
In addition to the Company’s 10 stores located in Canada and five franchised stores located in Turkey, revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct-to-Customer segment, the Company promotes and sells products internationally through both its website and call center. The Company operates primarily in the United States with foreign revenues representing less than 5% of total net revenues during each of the 13-week and 26-week periods ended June 30, 2012 and July 2, 2011, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.
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
Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net revenues:
Stores	$222,881	$214,842	$330,975	$315,000
Port Supply	8,061	8,438	14,324	14,933
Direct-to-Customer	12,630	12,683	19,741	19,847
Consolidated net revenues	$243,572	$235,963	$365,040	$349,780
Contribution:
Stores	$52,030	$53,015	$56,413	$53,534
Port Supply	(435)	(241)	(1,422)	(1,122)
Direct-to-Customer	2,413	2,568	3,764	3,585
Consolidated contribution	$54,008	$55,342	$58,755	$55,997
Reconciliation of consolidated contribution to net income:
Consolidated contribution	$54,008	$55,342	$58,755	$55,997
Less:
Indirect costs of goods sold not included in consolidated contribution	(6,903)	(6,974)	(12,931)	(12,467)
General and administrative expense	(8,817)	(8,122)	(17,944)	(15,397)
Interest expense	(224)	(273)	(444)	(440)
Benefit (provision) for income taxes	(15,448)	4,770	(11,067)	4,705
Net income	$22,616	$44,743	$16,369	$32,398

	13 Weeks Ended		26 Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Assets:
Stores			$35,539	$30,419
Port Supply			8,736	7,784
Direct-to-Customer			578	445
Unallocated			349,335	324,875
Total assets			$394,188	$363,523
Capital expenditures:
Stores	$4,642	$4,156	$7,707	$8,161
Port Supply	—	—	—	—
Direct-to-Customer	303	27	610	27
Unallocated	460	1,188	489	2,445
Total capital expenditures	$5,405	$5,371	$8,806	$10,633
Depreciation and amortization:
Stores	$2,604	$2,269	$5,051	$4,584
Port Supply	3	9	6	21
Direct-to-Customer	1	34	4	68
Unallocated	1,305	1,207	2,612	2,353
Total depreciation and amortization	$3,913	$3,519	$7,673	$7,026

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

NOTE 7: RESTRUCTURING COSTS
Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities that are part of formal restructuring plans. Severance benefits are detailed in approved severance plans, which are specific as to number, position, location and timing. In addition, severance benefits are communicated in specific detail to affected employees and are unlikely to change when costs are recorded. Costs are recognized over the period services are rendered, otherwise they are recognized when they are communicated to the employees. These costs are not material to any reportable segment. Other associated costs, such as legal and professional fees, are expensed as incurred. Accrued liabilities related to costs associated with restructuring activities outstanding as of June 30, 2012 were $1.0 million. Costs and obligations (included in “Accrued liabilities” in the Company's condensed consolidated balance sheets) recorded by the Company in 2012, 2011 and 2010 in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Beginning balance, January 2, 2010	$590	$3,936	$4,526
Reduction in charges	(45)	(216)	(261)
Payments	(252)	(1,771)	(2,023)
Ending balance, January 1, 2011	$293	$1,949	$2,242
Charges (reduction in charges)	19	(69)	(50)
Payments	(152)	(976)	(1,128)
Ending balance, December 31, 2011	$160	$904	$1,064
Charges	8	147	155
Payments	(10)	(202)	(212)
Ending balance, June 30, 2012	$158	$849	$1,007

NOTE 8: NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common stock holders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares vest and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.4 million and 1.8 million shares of common stock that were outstanding for the quarters ended June 30, 2012 and July 2, 2011, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 0.4 million and 1.8 million shares of common stock that were outstanding for the first 26 weeks ended June 30, 2012 and July 2, 2011, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.

The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	June 30, 2012		July 2, 2011
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	23,249	$0.97	22,711	$1.97
Effect of dilutive stock options	471	(0.02)	547	(0.05)
Diluted	23,720	$0.95	23,258	$1.92
	26 Weeks Ended
	June 30, 2012		July 2, 2011
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	23,131	$0.71	22,675	$1.43
Effect of dilutive stock options	521	(0.02)	575	(0.04)
Dilutive	23,652	$0.69	23,250	$1.39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
West Marine, Inc.
Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of June 30, 2012 and July 2, 2011, and the related condensed consolidated statements of income and comprehensive income (loss) for the 13-week periods ended June 30, 2012 and July 2, 2011 and the condensed consolidated statements of income, comprehensive income (loss) and cash flows for the 26-week periods then ended. These interim financial statements are the responsibility of the Company's management.
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

July 31, 2012

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). All references to the second quarter and the first six months of 2012 mean the 13-week and 26-week periods ended June 30, 2012, and all references to the second quarter and the first six months of 2011 mean the 13-week and 26-week periods ended July 2, 2011. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview
West Marine is the largest specialty retailer of boating supplies and accessories. We have three reportable segments — Stores, Port Supply (wholesale) and Direct-to-Customer (eCommerce, catalog and call center transactions) — all of which sell merchandise directly to customers. At the end of the second quarter of 2012, we offered our products through 307 company-operated stores in 38 states, Puerto Rico and Canada and five franchised stores located in Turkey, on our eCommerce website, and through our catalogs and call center. We also are engaged in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.
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
Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.8	64.0	68.4	68.7
Gross profit	35.2	36.0	31.6	31.3
Selling, general and administrative expense	19.4	18.9	24.0	23.3
Restructuring costs (recoveries)	0.1	—	—	—
Impairment of long-lived assets	—	—	—	—
Income from operations	15.7	17.1	7.6	8.0
Interest expense	0.1	0.2	0.1	0.1
Income before income taxes	15.6	16.9	7.5	7.9
Provision (benefit) for income taxes	6.3	(2.1)	3.0	(1.4)
Net income	9.3%	19.0%	4.5%	9.3%

Thirteen Weeks Ended June 30, 2012 Compared to Thirteen Weeks Ended July 2, 2011

Net revenues for the second quarter of 2012 were $243.6 million, an increase of $7.6 million, or 3.2%, compared to net revenues of $236.0 million in the second quarter of 2011. The increase was primarily due to a $4.1 million increase in comparable store sales and $17.8 million in sales attributable to stores opened or expanded in 2011 and the first six months of 2012, partially offset by the impact of stores closed during the same periods, which closures effectively reduced net revenues by $14.5 million. All of the store closures occurred in connection with our ongoing real estate optimization strategy to evolve to fewer, larger stores. We experienced higher sales in our core categories, as well as electronics, during the second quarter. We also saw growth in our fishing and soft goods categories, which we believe reflects the success of our new store assortments and merchandise expansion strategies. Sales growth was also driven by increases in sales to wholesale customers through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. We had 307 company-operated stores and five franchised stores in Turkey open at the end of the second quarter of 2012, compared to 322 company-operated stores and three franchised stores in Turkey at the end of the second quarter of 2011. While the number of company-operated stores declined by 4.7% year-over-year, selling square footage decreased by only 0.1%.
Net revenues attributable to our Stores segment increased $8.0 million to $222.9 million in the second quarter of 2012, a 3.7% increase compared to the second quarter of 2011. The primary driver was the increase in comparable store sales discussed above. Wholesale (Port Supply) net revenues decreased $0.4 million, or 4.5%, to $8.1 million in the second quarter of 2012 compared to the same period in 2011. Our ongoing execution of real estate optimization, including adding hubs in our store locations that target the needs of our Port Supply wholesale customers, continued to shift revenue from the Port Supply segment to the Stores segment. We believe these initiatives improve our service model to our wholesale customers. Net revenues in our Direct-to-Customer segment decreased $0.1 million, or 0.4%, to $12.6 million in the second quarter of 2012, compared to the same period in 2011. Our domestic sales demonstrated solid growth; however, this growth was partially offset by the strong U.S. dollar and global economic uncertainty, particularly in European nations, adversely impacting our sales outside the U.S.
Gross profit increased by $1.0 million, or 1.2%, to $85.9 million in the second quarter of 2012, compared to $84.8 million for the same period last year. Gross profit decreased as a percentage of net revenues to 35.2% in the second quarter of 2012, compared to 36.0% for the same period last year, primarily due to a 0.6% reduction in raw product margins, due to a sales mix shift from higher-margin maintenance-related items toward lower-margin discretionary-type products such as electronics. The decrease in gross profit as a percentage of revenues also resulted from the de-leveraging of occupancy expense by 0.2% due to $1.4 million impact of store closure reserve provisions resulting from our real estate optimization program. This was specifically for a market where we closed three standard-size stores and opened a flagship store. The reduction in gross profit margin was partially offset by a 0.1% improvement in inventory shrink results.
Selling, general and administrative expense ("SG&A") was $47.4 million, an increase of $2.8 million, or 6.3%, compared to $44.6 million for the same period last year. SG&A increased as a percentage of net revenues to 19.4% in the second quarter of 2012, compared to 18.9% for the same period last year. Drivers of the higher SG&A included: $1.1 million in higher advertising for additional circulation of marketing materials and to perform market tests; $0.8 million in expense for new stores and higher store project expense reflecting the opening of five stores during the second quarter this year compared to three stores during the same period last year; $0.6 million in additional compensation expense related to the recent Chief Executive Officer transition; and $0.2 million of unfavorable foreign currency translation adjustments.
Our effective income tax rate for the 13-week period ended June 30, 2012 was 40.6%, which resulted in a provision of $15.4 million, while the effective tax rate for the 13-week period ended July 2, 2011 was (11.9)%, which resulted in a benefit of $4.8 million. The year-over-year change in our effective tax rate for the second quarter was primarily due to our valuation allowance release during the second quarter of 2011 of $15.7 million, which represented the majority of the valuation allowance against our deferred tax assets. As a result, we have returned to a more normalized effective tax rate this year. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary.
Net income for the 13-week period ended June 30, 2012 was $22.6 million, a $22.1 million decline when compared to the same period last year. This decline primarily was driven by the tax benefit recorded in the second quarter of 2011 reversing to a tax expense this year.
Twenty-six Weeks Ended June 30, 2012 Compared to Twenty-six Weeks Ended July 2, 2011
Net revenues for the first 26 weeks of 2012 were $365.0 million, an increase of $15.3 million, or 4.4%, compared to net revenues of $349.8 million in the first 26 weeks of 2011. The increase was primarily due to a $7.8 million, or 2.8%, increase in comparable store sales and $31.6 million in sales attributable to stores opened or expanded in 2011 and the first six months of 2012, partially offset by the impact of stores closed during the same periods, which closures effectively reduced net revenues by $23.7 million. The majority of these closures occurred in connection with our ongoing real estate optimization strategy to evolve to fewer, larger stores.
Net revenues attributable to our Stores segment increased $16.0 million to $331.0 million in the first 26 weeks of 2012, a 5.1% increase compared to the first 26 weeks of 2011. The primary driver of the higher revenues was the increase in comparable store sales discussed above. Wholesale (Port Supply) net revenues decreased $0.6 million, or 4.1%, to $14.3 million in the first 26 weeks of 2012 compared to the same period in 2011. Net revenues in our Direct-to-Customer segment decreased $0.1 million, or 0.5%, to $19.7 million in the first 26 weeks of 2012, compared to the same period in 2011.
Gross profit increased by $5.9 million, or 5.3%, to $115.4 million in the first 26 weeks of 2012, compared to $109.5 million for the same period last year. Gross profit increased as a percentage of net revenues to 31.6% in the first 26 weeks of 2012, compared to 31.3% for the same period last year, primarily by the leveraging of occupancy expense by 0.2% on the higher sales and a 0.1% improvement in shrink results.
SG&A was $87.3 million, an increase of $5.8 million, or 7.2%, compared to $81.5 million for the same period last year. SG&A increased as a percentage of net revenues to 24.0% in the first 26 weeks of 2012, compared to 23.3% for the same period last year. Drivers of the higher SG&A included: $2.0 million in higher store project expense reflecting the opening of eight stores during the first six months of this year compared to five stores last year; $0.9 million in higher advertising for additional circulation of marketing materials and to perform market tests; $0.8 million in higher store payroll to support the higher sales and for training related to our new point-of-sale system; $0.7 million in higher accrued bonus expense, reflecting higher performance versus full-year targets; $0.7 million in infrastructure expense which includes information technology spending; and $0.6 million in additional compensation expense related to the recent Chief Executive Officer transition.
Our effective income tax rate for the 26-week period ended June 30, 2012 was 40.3%, which resulted in a provision of $11.1 million, while the effective tax rate for the 26-week period ended July 2, 2011 was (17.0)%, which resulted in a benefit of $4.7 million. The year-over-year change in our effective tax rate for the first 26 weeks was primarily due to our valuation allowance release during the second quarter of 2011 of $15.7 million, which represented the majority of the valuation allowance against our deferred tax assets.
Net income for the 26-week period ended June 30, 2012 was $16.4 million, a $16.0 million decline when compared to the same period last year. This decline primarily was driven by the tax benefit recorded in the second quarter of 2011 reversing to a tax expense this year.
Liquidity and Capital Resources
We ended the second quarter of 2012 with $37.1 million of cash, as compared to $12.0 million at the end of the second quarter of 2011. Working capital, the excess of current assets over current liabilities, increased to $216.1 million at the end of the second quarter of 2012, compared with $197.1 million last year. The increase in working capital primarily was attributable to higher cash at the end of the period this year.
Operating Activities
During the first six months of 2012, net cash used in operating activities was $0.5 million, compared to $0.2 million of cash used in operating activities during the same period last year. The primary drivers of operating cash flows were our significant inventory purchases to prepare for our peak season, which investment also caused an increase in our accounts payable balance.
Investing Activities
We spent $8.8 million on capital expenditures during the first six months of 2012, which was a $1.8 million decrease compared to the same period in the prior year. During the first six months of 2012, we opened three flagship stores, four large-format stores and one standard-format store, as compared to three flagship stores, one large-format store and one standard-format store during the first six months of 2011. During the remaining six months of 2012, we expect to spend approximately $11.7 million on additional capital expenditures, mainly for store development and our real estate optimization strategy of moving to fewer larger stores in markets where we believe this is beneficial, and for a heightened focus on information technology investments for network improvements, enhancing our website functionality and capabilities, and aging software and hardware upgrades.
Financing Arrangements
Net cash provided by financing activities was $2.3 million for the first six months of 2012, mostly attributable to proceeds from the exercise of stock options.

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
The loan agreement also imposes a commitment fee of 0.5% per annum on the unused portion of the revolving credit facility available. For the second quarter of 2012 and 2011, the weighted-average interest rate on all of our borrowings throughout the quarter was 4.8% and 3.2%, respectively. For the first six months of 2012 and 2011, the weighted-average interest rate on all of our outstanding borrowings was 4.8% and 3.1%, respectively. Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain financial covenants, such as a requirement to maintain certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders' appraisers. Additionally, we must maintain minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base.
There are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. These events of default include, after the expiration of any applicable grace periods, payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults (other than under the loan agreement), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, change of control and other customary defaults. A default under our loan agreement also could significantly and adversely affect our ability to obtain additional or alternative financing. As of June 30, 2012, we were in compliance with the covenants under our loan agreement. At June 30, 2012, we had no amounts outstanding under our revolving credit facility and $135.3 million available for future borrowings. At June 30, 2012, the calculated borrowing base was $149.6 million, which exceeded the maximum borrowing capacity of $140.0 million. At July 2, 2011, we had no amounts outstanding under our revolving credit facility and $133.5 million available for future borrowings. At July 2, 2011, the calculated borrowing base was $148.2 million, which exceeded the maximum borrowing capacity of $140.0 million. At June 30, 2012 and July 2, 2011, we had $4.9 million and $6.5 million, respectively, of outstanding commercial and stand-by letters of credit.
Our borrowing base at June 30, 2012 and July 2, 2011 consisted of the following (in millions):

	June 30, 2012	July 2, 2011
Accounts receivable availability	$12.2	$13.7
Inventory availability	159.5	157.0
Less: reserves	(5.5)	(6.1)
Less: minimum availability	(16.6)	(16.4)
Less: suppressed availability	(9.6)	(8.2)
Total borrowing base	$140.0	$140.0

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$(0.2)	$—
Outstanding letters of credit	4.9	6.5
Total obligations	$4.7	$6.5
Accordingly, our availability as of June 30, 2012 and July 2, 2011, respectively, was (in millions):
Total borrowing base	$140.0	$140.0
Less: obligations	(4.7)	(6.5)
Total availability	$135.3	$133.5

Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of June 30, 2012, we are not involved in any unconsolidated special purpose entities or variable interest entities.
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
Business Trends
During the first half of 2011, we believe net revenues were negatively impacted by inclement weather in most of the country, which did not prompt boaters to prepare for the key boating season as early as they did in the prior year, when better weather prevailed during the first quarter of 2010. Late in the second quarter and into the third quarter of 2011, our general sales trend strengthened somewhat. We believe this was due to the weather warming up to seasonal levels later in the second quarter and continuing into the third quarter. As we moved into the first half of 2012, we experienced increased net revenues over the prior year, and we believe this growth was driven by both internal and external factors. We saw higher sales in most core categories, which appear to be related to the dry, warm weather and early Spring this year across most areas of the country. We also experienced growth in our fishing and soft goods categories, which we believe reflects the success of our new store assortments and merchandise expansion strategies. We are also experiencing solid growth domestically in our Direct-to-Customer segment; however, this growth is more than offset by declines in sales to international customers. We continue to see increased net revenues from some of our strategic initiatives including implementing our real estate optimization plan of moving to fewer, larger stores in markets where we believe this is beneficial, increasing sales to wholesale customers, and increasing soft goods sales. Although we believe we have seen some recovery in customer boat usage, we believe that the ongoing uncertainty in economic conditions has had, and may continue to have, an adverse impact on discretionary consumer spending in an already challenging climate for the boating industry, and we believe that economic uncertainty could continue to have an impact on our sales, with corresponding risks to our earnings and cash flow. For the remainder of 2012, we will continue to control expense growth and maximize cash flow.

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
Forward-Looking Statements
All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine's future plans, expectations, objectives and business strategies, including our ability to continue to invest in inventory, maintain in-stock levels and improve financial performance; to experience increased sales and to control operating expenses in a challenging environment; to continue to successfully execute our real estate optimization program; to continue to grow sales to our wholesale customers; to improve our Direct-to-Customer business; and to develop an expanded merchandise and private label assortment, as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.
West Marine's operations could be adversely affected if the current soft economic conditions and the decreased spending in the boating industry continue or worsen, if fuel prices were to increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in the 2011 Form 10-K, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
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
Based on our operating results for the second quarter ended June 30, 2012, a 48-basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pre-tax income and cash flows by less than $0.1 million over the next year (see Note 5 to our consolidated financial statements in the 2011 Form 10-K).
A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.8 million over the next year.
ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For legal proceedings where we have determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For legal proceedings where a loss is reasonably possible, the range of estimated loss is not material. There has been no material change in any of the matters referenced in Item 3 of the 2011 Form 10-K, and no new matters have commenced since the filing of the 2011 Form 10-K that would be required to be disclosed. For more information, see Item 3, “Legal Proceedings” in the 2011 Form 10-K.
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

10.1*
Letter Agreement, dated as of May 17, 2012, between West Marine, Inc. and Matthew L. Hyde (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 17, 2012 and filed on May 17, 2012).

10.2*
First Amendment to Letter Agreement, dated as of May 17, 2012, between West Marine, Inc. and Matthew L. Hyde (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A dated May 17, 2012 and filed on May 17, 2012).

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

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of June 30, 2012, December 31, 2011 and July 2, 2011; (ii) the condensed consolidated statements of income for the 13 weeks ended June 30, 2012 and July 2, 2011 and 26 weeks ended June 30, 2012 and July 2, 2011; (iii) the condensed consolidated statements of comprehensive income (loss) for the 13 weeks ended June 30, 2012 and July 2, 2011 and 26 weeks ended June 30, 2012 and July 2, 2011; and (iv) the condensed consolidated statements of cash flows for the 26 weeks ended June 30, 2012 and July 2, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 31, 2012	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer