Form 10-Q
period 2012-09-29
WEST MARINE INC
filed 2012-10-30
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012
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
At October 23, 2012, the number of shares outstanding of the registrant’s common stock was 23,480,551.

		Page No.

PART I – Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 29, 2012, December 31, 2011 and October 1, 2011	3

	Condensed Consolidated Statements of Income for the 13 weeks ended September 29, 2012 and October 1, 2011 and the 39 weeks ended September 29, 2012 and October 1, 2011	4

	Condensed Consolidated Statements of Comprehensive Income for the 13 weeks ended September 29, 2012 and October 1, 2011 and the 39 weeks ended September 29, 2012 and October 1, 2011	5

	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 29, 2012 and October 1, 2011	6

	Notes to Condensed Consolidated Financial Statements	7

	Report of Independent Registered Public Accounting Firm	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosure	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 29, 2012, DECEMBER 31, 2011 AND OCTOBER 1, 2011
(Unaudited and in thousands, except share data)

	September 29, 2012	December 31, 2011	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$68,283	$43,966	$44,104
Trade receivables, net	7,500	5,771	6,538
Merchandise inventories	213,117	193,375	211,521
Deferred income taxes	3,440	7,118	8,752
Assets held for sale	4,283	—	—
Other current assets	14,760	13,792	15,042
Total current assets	311,383	264,022	285,957
Property and equipment, net	58,850	60,746	58,928
Long-term deferred income taxes	7,126	7,800	8,815
Other assets	2,976	3,089	3,132
TOTAL ASSETS	$380,335	$335,657	$356,832
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,545	$25,085	$26,701
Accrued expenses and other	49,881	41,007	44,081
Total current liabilities	79,426	66,092	70,782
Deferred rent and other	14,339	13,922	17,677
Total liabilities	93,765	80,014	88,459
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 23,451,455 shares issued and 23,420,565 shares outstanding at September 29, 2012; 23,022,654 shares issued and 22,991,764 shares outstanding at December 31, 2011; and 22,842,299 shares issued and 22,811,409 shares outstanding at October 1, 2011	23	23	23
Treasury stock	(385)	(385)	(385)
Additional paid-in capital	190,468	186,089	184,754
Accumulated other comprehensive loss	(820)	(727)	(614)
Retained earnings	97,284	70,643	84,595
Total stockholders’ equity	286,570	255,643	268,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$380,335	$335,657	$356,832
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 13 WEEKS AND 39 WEEKS ENDED SEPTEMBER 29, 2012 AND OCTOBER 1, 2011
(Unaudited and in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net revenues	$191,924	$180,269	$556,964	$530,049
Cost of goods sold	131,628	125,578	381,315	365,831
Gross profit	60,296	54,691	175,649	164,218
Selling, general and administrative expense	43,121	41,789	130,439	123,252
Restructuring costs (recoveries)	4	(10)	159	(107)
Impairment of long-lived assets	—	22	—	50
Income from operations	17,171	12,890	45,051	41,023
Interest expense	217	226	661	666
Income before income taxes	16,954	12,664	44,390	40,357
Provision (benefit) for income taxes	6,682	1,448	17,749	(3,257)
Net income	$10,272	$11,216	$26,641	$43,614
Net income per common and common equivalent share:
Basic	$0.44	$0.49	$1.15	$1.92
Diluted	$0.43	$0.48	$1.12	$1.88
Weighted average common and common equivalent shares outstanding:
Basic	23,383	22,788	23,215	22,713
Diluted	23,813	23,268	23,706	23,256
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE 13 WEEKS AND 39 WEEKS ENDED SEPTEMBER 29, 2012 AND OCTOBER 1, 2011
(Unaudited and in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$10,272	$11,216	$26,641	$43,614
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(68)	279	(93)	136
Other comprehensive income (loss)	(68)	279	(93)	136
Total comprehensive income	$10,204	$11,495	$26,548	$43,750
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 39 WEEKS ENDED SEPTEMBER 29, 2012 AND OCTOBER 1, 2011
(Unaudited and in thousands)

	39 Weeks Ended
	September 29, 2012	October 1, 2011
OPERATING ACTIVITIES:
Net income	$26,641	$43,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,513	10,886
Impairment of long-lived assets	—	50
Share-based compensation	2,372	1,749
Tax benefit (deficiency) from equity issuance	(423)	96
Excess tax benefit from share-based compensation	(412)	(180)
Deferred income taxes	4,669	(12,557)
Provision for doubtful accounts	106	83
Lower of cost or market inventory adjustments	1,466	1,912
Loss (gain) on asset disposals	60	(29)
Changes in assets and liabilities:
Trade receivables	(1,834)	(1,016)
Merchandise inventories	(21,208)	(11,845)
Other current assets	(968)	1,697
Other assets	(188)	263
Accounts payable	3,060	(1,542)
Accrued expenses and other	9,282	429
Deferred items and other non-current liabilities	100	877
Net cash provided by operating activities	34,236	34,487
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	93	45
Purchases of property and equipment	(12,831)	(13,665)
Net cash used in investing activities	(12,738)	(13,620)
FINANCING ACTIVITIES:
Borrowings on line of credit	4,767	28,174
Repayments on line of credit	(4,767)	(28,174)
Proceeds from exercise of stock options	2,090	692
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	340	326
Excess tax benefit from share-based compensation	412	180
Net cash provided by financing activities	2,842	1,198
Effect of exchange rate changes on cash	(23)	20
NET INCREASE IN CASH	24,317	22,085
CASH AT BEGINNING OF PERIOD	43,966	22,019
CASH AT END OF PERIOD	$68,283	$44,104
Other cash flow information:
Cash paid for interest	$452	$514
Cash paid for income taxes	4,143	1,824
Non-cash investing activities
Property and equipment additions in accounts payable	357	305

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Thirty-nine Weeks Ended September 29, 2012 and October 1, 2011
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at September 29, 2012 and October 1, 2011, and the interim results of operations for the 13-week and 39-week periods then ended and cash flows for the 39-week periods then ended, have been included.
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
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended December 31, 2011. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 39-week periods ended September 29, 2012 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 29, 2012. Historically, the Company's revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2011, the entire $44.0 million of the Company's cash consisted of cash on hand and bank deposits and is classified within Level 1 because they are valued using quoted market prices. As of September 29, 2012 and October 1, 2011, the entire $68.3 million and $44.1 million, respectively, of the Company's cash consisted of cash on hand and bank deposits and is classified within Level 1 because they are valued using quoted market prices.

Assets Held for Sale
The Company has entered into an agreement to sell the land and building of the former Ft. Lauderdale store, which location has been vacant since the Company's new flagship store opened in November 2011. During the interim time, the Company was actively marketing the site for lease. On September 28, 2012, the Company received an offer for the site and has accepted the purchase agreement price of $4.5 million. The sale is subject to customary closing conditions and is expected to close in January 2013. These assets have been removed from property, plant and equipment and are presented in the current assets section of the balance sheet as assets held for sale. The Company does not expect a significant gain or loss on the sale.
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
The Company's effective income tax rate for the 13-week period ended September 29, 2012 was 39.4%, which resulted in a provision of $6.7 million, while the effective tax rate for the 13-week period ended October 1, 2011 was 11.4%, which resulted in a provision of $1.4 million. The Company's effective income tax rate for the 39-week period ended September 29, 2012 was 40.0%, which resulted in a provision of $17.7 million, while the effective tax rate for the 39-week period ended October 1, 2011 was (8.1)%, which resulted in a benefit of $3.3 million. During the second fiscal quarter of 2011, the Company determined that it was more likely than not that it would have sufficient future taxable income to utilize the majority of its deferred tax assets and, as a result, released approximately $15.7 million of the valuation allowance against these assets. The Company has returned to a more normalized effective tax rate this year. The Company continues to maintain a valuation allowance in the amount of $1.7 million against its South Carolina state tax credits until or unless sufficient positive evidence exists to support the reversal of this valuation allowance.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.8 million for the 13-week period ended September 29, 2012 and $0.6 million for the 13-week period ended October 1, 2011, the majority of which was recorded as selling, general and administrative expense. The Company recognized share-based compensation expense of $2.4 million for the 39-week period ended September 29, 2012 and $1.7 million for the 39-week period ended October 1, 2011, the majority of which was recorded as selling, general and administrative expense. The tax benefit (deficiency) associated with share-based compensation expense for the 13-week and 39-week periods ended September 29, 2012 were less than $0.1 million and $(0.4) million, respectively. The tax benefit associated with share-based compensation expense for the 13-week and 39-week periods ended October 1, 2011 were less than $0.1 million and $0.1 million, respectively.
NOTE 4: SEGMENT INFORMATION
The Company has three reportable segments—Stores, Port Supply (wholesale) and Direct-to-Customer (which we formerly referred to as Direct Sales)—all of which sell merchandise directly to customers. The Stores segment sells products to retail and wholesale customers through the Company's store locations. The Port Supply segment sells products directly to wholesale customers through our wholesale website and our call center. The Direct-to-Customer segment sells products through our retail eCommerce website, direct mail catalogs and our call center. The customer base overlaps between the Company’s Stores and Port Supply segments, and between its Stores and Direct-to-Customer segments. All processes for the three segments within the supply chain are commingled, including purchases from vendors, distribution center activity and customer delivery. Revenues from customers are derived from merchandise sales, and the Company does not rely on any major customers as a source of revenue.
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
In addition to the Company’s 10 stores located in Canada and five franchised stores located in Turkey, revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct-to-Customer segment, the Company promotes and sells products internationally through both its website and call center. The

Company operates primarily in the United States with foreign revenues representing less than 5% of total net revenues during each of the 13-week and 39-week periods ended September 29, 2012 and October 1, 2011, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.
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
Following is financial information related to the Company’s business segments (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net revenues:
Stores	$174,990	$163,839	$505,965	$478,839
Port Supply	6,674	7,030	20,998	21,963
Direct-to-Customer	10,260	9,400	30,001	29,247
Consolidated net revenues	$191,924	$180,269	$556,964	$530,049
Contribution:
Stores	$33,162	$29,415	$89,575	$82,949
Port Supply	(893)	(728)	(2,315)	(1,850)
Direct-to-Customer	1,978	1,878	5,742	5,463
Consolidated contribution	$34,247	$30,565	$93,002	$86,562
Reconciliation of consolidated contribution to net income:
Consolidated contribution	$34,247	$30,565	$93,002	$86,562
Less:
Indirect costs of goods sold not included in consolidated contribution	(7,577)	(7,781)	(20,508)	(20,248)
General and administrative expense	(9,499)	(9,894)	(27,443)	(25,291)
Interest expense	(217)	(226)	(661)	(666)
Benefit (provision) for income taxes	(6,682)	(1,448)	(17,749)	3,257
Net income	$10,272	$11,216	$26,641	$43,614

	13 Weeks Ended			39 Weeks Ended
	September 29, 2012		October 1, 2011	September 29, 2012		October 1, 2011
Assets:
Stores				$31,167		$36,631
Port Supply				7,045		5,955
Direct-to-Customer				301		216
Unallocated				341,822		314,030
Total assets				$380,335		$356,832
Capital expenditures:
Stores	$3,496		$2,526	$11,204		$10,687
Port Supply	—		—	—		—
Direct-to-Customer	(228)	*	26	382	*	53
Unallocated	757		480	1,245		2,925
Total capital expenditures	$4,025		$3,032	$12,831		$13,665
Depreciation and amortization:
Stores	$2,556		$2,395	$7,607		$6,980
Port Supply	3		7	9		28
Direct-to-Customer	—		35	4		103
Unallocated	1,281		1,423	3,893		3,775
Total depreciation and amortization	$3,840		$3,860	$11,513		$10,886
* Reflects a reclassification of capital expenditures to expense and a negotiated reduction in project costs during third quarter 2012.
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

NOTE 6: CONTINGENCIES
The Company is party to various legal and administrative proceedings, claims, product recalls, litigation and regulatory compliance audits arising from normal business activities. Additionally, many of these proceedings and audits raise complex factual and legal issues and are subject to uncertainties. The Company cannot predict with assurance the outcome of these matters. Accordingly, material adverse developments, settlements, or resolutions may occur and negatively impact results in the quarter in which such developments, settlements, or resolutions are reached.
Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted, individually or in the aggregate, will have a material adverse effect on future financial results. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator, a settlement, or other resolution could adversely impact the Company’s results of operations in any given period.
For legal proceedings where the Company has determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For legal proceedings where a loss is reasonably possible, the range of estimated loss is not material.

NOTE 7: RESTRUCTURING COSTS
Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities that are part of formal restructuring plans. Severance benefits are detailed in approved severance plans, which are specific as to number, position, location and timing. In addition, severance benefits are communicated in specific detail to affected employees and are unlikely to change when costs are recorded. Costs are recognized over the period services are rendered, otherwise they are recognized when they are communicated to the employees. These costs are not material to any reportable segment. Other associated costs, such as legal and professional fees, are expensed as incurred. Accrued liabilities related to costs associated with restructuring activities outstanding as of September 29, 2012 were $0.9 million. Costs and obligations (included in “Accrued liabilities” in the Company's condensed consolidated balance sheets) recorded by the Company in 2012, 2011 and 2010 in conjunction with the store closures and other restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Beginning balance, January 2, 2010	$590	$3,936	$4,526
Reduction in charges	(45)	(216)	(261)
Payments	(252)	(1,771)	(2,023)
Ending balance, January 1, 2011	$293	$1,949	$2,242
Charges (reduction in charges)	19	(69)	(50)
Payments	(152)	(976)	(1,128)
Ending balance, December 31, 2011	$160	$904	$1,064
Charges	8	151	159
Payments	(10)	(292)	(302)
Ending balance, September 29, 2012	$158	$763	$921

NOTE 8: NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common stock holders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares vest, unvested restricted stock units vest and outstanding options to purchase common stock were exercised. Options to purchase approximately 1.0 million and 2.2 million shares of common stock that were outstanding for the quarters ended September 29, 2012 and October 1, 2011, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 0.4 million and 2.2 million shares of common stock that were outstanding for the first 39 weeks ended September 29, 2012 and October 1, 2011, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	September 29, 2012		October 1, 2011
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	23,383	$0.44	22,788	$0.49
Effect of dilutive stock options	430	(0.01)	480	(0.01)
Diluted	23,813	$0.43	23,268	$0.48
	39 Weeks Ended
	September 29, 2012		October 1, 2011
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	23,215	$1.15	22,713	$1.92
Effect of dilutive stock options	491	(0.03)	543	(0.04)
Dilutive	23,706	$1.12	23,256	$1.88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
West Marine, Inc.
Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheets of West Marine, Inc. and subsidiaries as of September 29, 2012 and October 1, 2011, and the related condensed consolidated statements of income and comprehensive income for the 13-week periods ended September 29, 2012 and October 1, 2011 and the condensed consolidated statements of income, comprehensive income and cash flows for the 39-week periods then ended. These interim financial statements are the responsibility of the Company's management.
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

October 30, 2012

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). All references to the third quarter and the first nine months of 2012 mean the 13-week and 39-week periods ended September 29, 2012, and all references to the third quarter and the first nine months of 2011 mean the 13-week and 39-week periods ended October 1, 2011. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.

Overview
West Marine is the largest specialty retailer of boating supplies and accessories. We have three reportable segments — Stores, Port Supply (wholesale) and Direct-to-Customer (eCommerce, catalog and call center transactions). At the end of the third quarter of 2012, we offered our products through 301 company-operated stores in 38 states, Puerto Rico and Canada and five franchised stores located in Turkey, on our eCommerce website, and through our catalogs and call center. We also are engaged in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations (including valuation adjustments and capitalization of indirect costs), vendor allowances receivable, costs associated with exit activities (e.g., store closures), impairment of long-lived assets, deferred tax assets, liabilities for self-insurance or high-deductible losses, and share-based compensation. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Form 10-K. The following discussion and analysis should be read in conjunction with such description of critical accounting policies and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.
Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.6	69.7	68.5	69.0
Gross profit	31.4	30.3	31.5	31.0
Selling, general and administrative expense	22.5	23.1	23.4	23.3
Restructuring costs (recoveries)	—	—	—	—
Impairment of long-lived assets	—	—	—	—
Income from operations	8.9	7.2	8.1	7.7
Interest expense	0.1	0.2	0.1	0.1
Income before income taxes	8.8	7.0	8.0	7.6
Provision (benefit) for income taxes	3.4	0.8	3.2	(0.6)
Net income	5.4%	6.2%	4.8%	8.2%

Thirteen Weeks Ended September 29, 2012 Compared to Thirteen Weeks Ended October 1, 2011
Net revenues for the third quarter of 2012 were $191.9 million, an increase of $11.7 million, or 6.5%, compared to net revenues of $180.3 million in the third quarter of 2011. The increase primarily was due to a $7.1 million, or 4.9%, increase in comparable store sales and $16.6 million in sales attributable to stores opened or expanded in 2011 and the first nine months of 2012, partially offset by the impact of stores closed during the same periods, which closures effectively reduced net revenues by $12.7 million. The majority of these store closures occurred in connection with our ongoing real estate optimization strategy to evolve to fewer, larger stores. We experienced higher sales in our core categories, as well as electronics, during the third quarter. We also saw growth in our fishing and soft goods categories, which we believe resulted from our new store assortments and merchandise expansion strategies. Sales growth was also driven by increases in sales to wholesale customers through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. We had 301 company-operated stores and five franchised stores in Turkey open at the end of the third quarter of 2012, compared to 319 company-operated stores and three franchised stores in Turkey at the end of the third quarter of 2011. While the number of company-operated stores declined by 5.6% year-over-year, selling square footage decreased by only 0.7%.
Net revenues attributable to our Stores segment increased $11.2 million to $175.0 million in the third quarter of 2012, a 6.8% increase compared to the third quarter of 2011, primarily driven by the increase in comparable store sales. Wholesale (Port Supply) net revenues decreased $0.4 million, or 5.1%, to $6.7 million in the third quarter of 2012 compared to the same period in 2011. Our ongoing execution of real estate optimization, including adding hubs in our store locations that target the needs of our Port Supply customers continued to shift revenue from the Port Supply segment to the Stores segment. We believe these initiatives improve our service model to our wholesale customers. Net revenues in our Direct-to-Customer segment increased $0.9 million, or 9.1%, to $10.3 million in the third quarter of 2012, compared to the same period in 2011. This increase was driven by domestic eCommerce sales growth, which we attribute to increased traffic to our website and favorable response to our promotional offerings.
Gross profit increased by $5.6 million, or 10.2%, to $60.3 million in the third quarter of 2012, compared to $54.7 million for the same period last year. Gross profit increased as a percentage of net revenues to 31.4% in the third quarter of 2012, compared to 30.3% for the same period last year, primarily due to the leveraging of occupancy expense by 0.8% on higher sales. The increase in gross profit as a percentage of revenues also resulted from a 0.2% improvement in raw product margins, due to timing of promotional activity.
Selling, general and administrative expense ("SG&A") was $43.1 million, an increase of $1.3 million, or 3.2%, compared to $41.8 million for the same period last year. Drivers of the higher SG&A included: $1.0 million in expense for new stores and higher store buildout expenses reflecting the opening of two stores during the third quarter this year compared to no new store openings during the same period last year; and $0.8 million in higher advertising for additional circulation of marketing materials and to perform market tests. This was offset by $1.0 million of favorable foreign currency translation adjustments. SG&A decreased as a percentage of net revenues to 22.5% in the third quarter of 2012, compared to 23.1% for the same period last year.
Our effective income tax rate for the 13-week period ended September 29, 2012 was 39.4%, which resulted in a provision of $6.7 million, while the effective tax rate for the 13-week period ended October 1, 2011 was 11.4%, which resulted in a provision of $1.4 million. The year-over-year change in our effective tax rate primarily was due to the release of substantially all of our deferred tax valuation allowance last year. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary.
Thirty-nine Weeks Ended September 29, 2012 Compared to Thirty-nine Weeks Ended October 1, 2011
Net revenues for the first 39 weeks of 2012 were $557.0 million, an increase of $26.9 million, or 5.1%, compared to net revenues of $530.0 million in the first 39 weeks of 2011. The increase primarily was due to a $15.0 million, or 3.5%, increase in comparable store sales and $48.2 million in sales attributable to stores opened or expanded in 2011 and the first nine months of 2012, partially offset by the impact of stores closed during the same periods, which closures effectively reduced net revenues by $36.5 million. The majority of these closures occurred in connection with our ongoing real estate optimization strategy to evolve to fewer, larger stores.
Net revenues attributable to our Stores segment increased $27.1 million to $506.0 million in the first 39 weeks of 2012, a 5.7% increase compared to the first 39 weeks of 2011. Port Supply net revenues decreased $1.0 million, or 4.4%, to $21.0 million in the first 39 weeks of 2012 compared to the same period in 2011. Net revenues in our Direct-to-Customer segment increased $0.8 million, or 2.6%, to $30.0 million in the first 39 weeks of 2012, compared to the same period in 2011. The drivers of the higher revenues in each segment for the 39 week-period are the same as those discussed above for the third quarter.
Gross profit increased by $11.4 million, or 7.0%, to $175.6 million in the first 39 weeks of 2012, compared to $164.2 million for the same period last year. Gross profit increased as a percentage of net revenues to 31.5% in the first 39 weeks of 2012, compared to 31.0% for the same period last year, primarily due to the leveraging of occupancy expense by 0.4% on higher sales and a 0.1% improvement in shrink results.
SG&A was $130.4 million, an increase of $7.2 million, or 5.8%, compared to $123.3 million for the same period last year. SG&A increased as a percentage of net revenues to 23.4% in the first 39 weeks of 2012, compared to 23.3% for the same period last year. Drivers of the higher SG&A included: $3.1 million in higher store buildout expenses reflecting the opening of 10 stores during the first nine months of this year compared to eight stores last year; $1.2 million in higher advertising for additional circulation of marketing materials and to perform market tests; $1.2 million in infrastructure expense, which includes information technology spending to upgrade aging hardware and software; $0.6 million in additional compensation expense related to the recent Chief Executive Officer transition; and $0.5 million in higher accrued bonus expense, reflecting higher performance versus full-year targets.
Our effective income tax rate for the 39-week period ended September 29, 2012 was 40.0%, which resulted in a provision of $17.7 million, while the effective tax rate for the 39-week period ended October 1, 2011 was (8.1)%, which resulted in a benefit of $3.3 million. The year-over-year change in our effective tax rate for the first 39 weeks primarily was due to our valuation allowance release during the second quarter of 2011 of $15.7 million, which represented the majority of the valuation allowance against our deferred tax assets.
Net income for the 39-week period ended September 29, 2012 was $26.6 million, a $17.0 million decline when compared to the same period last year. This decline primarily was driven by the tax benefit recorded in the second quarter of 2011 reversing to a tax expense this year.
Liquidity and Capital Resources
We ended the third quarter of 2012 with $68.3 million of cash, compared to $44.1 million at the end of the third quarter of 2011. Working capital (the excess of current assets over current liabilities) increased to $232.0 million at the end of the third quarter of 2012, compared to $215.2 million last year. The increase in working capital primarily was attributable to higher cash at the end of the period this year.
Operating Activities
During the first nine months of 2012, net cash provided by operating activities was $34.2 million, compared to $34.5 million of cash provided by operating activities during the same period last year. The primary drivers of operating cash flows were timing of payments of accrued expenses for income taxes and accounts payable, partially offset by higher inventory purchases to support higher sales.
Investing Activities
We spent $12.7 million on capital expenditures during the first nine months of 2012, which was a $0.9 million decrease compared to the same period in the prior year. During the first nine months of 2012, we opened three flagship stores, six large-format stores and one standard-format store, as compared to three flagship stores, one large-format store and one standard-format store during the first nine months of 2011. During the remaining three months of 2012, we expect to spend approximately $6.3 million on additional capital expenditures, mainly for store development and our real estate optimization strategy of moving to fewer larger stores in markets where we believe this is beneficial, and for a heightened focus on information technology investments for network improvements, enhancements to our website functionality and capabilities, and replacement of aging software and hardware.
Financing Arrangements
Net cash provided by financing activities was $2.8 million for the first nine months of 2012, mostly attributable to proceeds from the exercise of stock options.
We have up to $140.0 million in borrowing capacity available under our revolving credit facility. At our option and subject to certain conditions set forth in the loan agreement, we may increase our borrowing capacity up to an additional $25.0 million during the term. The amount available to be borrowed is based on a percentage of certain of our inventory (excluding capitalized indirect costs) and accounts receivable. The revolving credit facility is available for general working capital and general corporate purposes.

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
The loan agreement also imposes a commitment fee of 0.5% per annum on the unused portion of the revolving credit facility available. For the third quarter of 2012 and 2011, the weighted-average interest rate on all of our borrowings throughout the quarter was 4.8% and 4.8%, respectively. For the first nine months of 2012 and 2011, the weighted-average interest rate on all of our outstanding borrowings was 4.8% and 3.1%, respectively. Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain financial covenants, such as a requirement to maintain certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders' appraisers. Additionally, we must maintain minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base.
There are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of September 29, 2012, we were in compliance with the covenants under our loan agreement, had no amounts outstanding under our revolving credit facility and $102.5 million available for future borrowings.
Our borrowing base at September 29, 2012 and October 1, 2011 consisted of the following (in millions):

	September 29, 2012	October 1, 2011
Accounts receivable availability	$7.3	$6.4
Inventory availability	115.9	115.0
Less: reserves for outstanding letters of credit	(4.5)	(5.2)
Less: minimum availability	(11.9)	(11.6)
Less: suppressed availability	—	—
Total borrowing base	$106.8	$104.6

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$(0.2)	$(0.2)
Outstanding letters of credit	4.5	6.8
Total obligations	$4.3	$6.6

Accordingly, our availability as of September 29, 2012 and October 1, 2011, respectively, was (in millions):
Total borrowing base	$106.8	$104.6
Less: obligations	(4.3)	(6.6)
Total availability	$102.5	$98.0
We are currently in discussions with Wells Fargo Bank, National Association, to amend our existing loan agreement. We currently expect to, among other things, reduce the borrowing capacity under this credit facility to approximately $120.0 million and retain our option for up to an additional $25.0 million in borrowing capacity. We believe pricing for the amended credit facility will be at current market rates, which are lower than those in effect for our existing facility. While we cannot give assurances as to when we will enter into an amendment, if at all, we expect to amend our facility this fiscal year.
Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of September 29, 2012, we are not involved in any unconsolidated special purpose entities or variable interest entities.
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
Business Trends
In 2012, we experienced increased net revenues over 2011, and we believe this growth was driven by both internal and external factors. We saw higher sales in most core categories, which appear to be related to the dry, warm weather and early Spring this year across most areas of the country. We also experienced growth in our fishing and soft goods categories, which we believe resulted from our new store assortments and merchandise expansion strategies. We are also experiencing improved growth domestically in our Direct-to-Customer segment driven by increased traffic to our eCommerce website and favorable responses to our promotional offerings. We continue to see increased net revenues from some of our strategic initiatives, including implementing our real estate optimization strategy, increasing sales to wholesale customers through our store locations, and increasing soft goods sales. Although we believe we have seen some recovery in customer boat usage, we believe that the ongoing uncertainty in economic conditions has had, and may continue to have, an adverse impact on discretionary consumer spending in an already challenging climate for the boating industry, and we believe that economic uncertainty could continue to have an impact on our sales, with corresponding risks to our earnings and cash flow. For the remainder of 2012, we will continue to control expense growth and maximize cash flow.
Looking ahead to 2013, we remain focused on three of our previously-discussed strategies. First, our store optimization strategy of moving to fewer, larger stores that provide us with an environment to execute our second strategy of offering expanded merchandise assortments to a broader group of customers. This includes core product categories, such as watersports and fishing, as well as the soft goods categories, such as footwear, apparel and accessories. Our third strategy centers on enhancing our eCommerce website to provide our customers with an improved shopping experience. We will be investing significant resources in support of these strategies, including a 40% to 50% increase in our capital investment over 2012 to support sales growth and to upgrade our infrastructure. These strategies and investments support our shift to an omni-channel retail model designed to provide a seamless customer experience and to better position us to deliver incremental sales and operating margin improvement over time.
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
Forward-Looking Statements
All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, statements that relate to West Marine's future plans, expectations, objectives and business strategies, including our ability to: continue to invest in inventory, maintain in-stock levels and improve financial performance; experience increased sales and control operating expenses in a challenging environment; continue to successfully execute our real estate optimization program; continue to grow sales to our wholesale customers; to improve our Direct-to-Customer business, including our eCommerce website; develop an expanded merchandise and private label assortment; and amend our credit facility on terms acceptable to us; as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.
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
Based on our operating results for the third quarter ended September 29, 2012, a 48-basis point change in the interest rate (10% of our weighted-average interest rate) affecting our floating financial instruments would have an effect of reducing our pre-tax income and cash flows by less than $0.1 million over the next year (see Note 5 to our consolidated financial statements in the 2011 Form 10-K).
A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.7 million over the next year. Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations.
ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of September 29, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
We are involved in various legal and administrative proceedings, claims, product recalls, litigation and regulatory compliance audits arising in the ordinary course of business. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact our results in the quarter in which such developments, settlements or resolutions are reached. Based on the facts currently available, we do not believe that the disposition of legal or administrative proceedings that are pending or asserted, individually and in the aggregate, will have a material adverse effect on our financial position. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator, a settlement, or other resolution could adversely impact our results of operations in any given period.
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
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURE
None.
ITEM 5 – OTHER INFORMATION
None.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 13, 2007).

4.1	Specimen Common Stock Certificate.

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of September 29, 2012, December 31, 2011 and October 1, 2011; (ii) the condensed consolidated statements of income for the 13 weeks ended September 29, 2012 and October 1, 2011 and 39 weeks ended September 29, 2012 and October 1, 2011; (iii) the condensed consolidated statements of comprehensive income for the 13 weeks ended September 29, 2012 and October 1, 2011 and 39 weeks ended September 29, 2012 and October 1, 2011; and (iv) the condensed consolidated statements of cash flows for the 39 weeks ended September 29, 2012 and October 1, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 30, 2012	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer