Form 10-K
period 2012-12-29
WEST MARINE INC
filed 2013-03-07
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $274.2 million based on the closing sale price of $11.75, as reported on the NASDAQ Global Market on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2013
Common stock, $.001 par value per share	23,936,887 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2013	Part II, Item 5 and Part III

WEST MARINE, INC.
2012 FORM 10-K ANNUAL REPORT

i

PRELIMINARY NOTE
This report is for the year ended December 29, 2012. This report modifies and supersedes documents filed prior to this report. The Securities and Exchange Commission (the “SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this report. In addition, information that we file with the SEC in the future automatically will update and supersede information contained in this report.
We undertake no obligation (other than that required by law) to publicly update or revise any disclosures contained in this report, whether as a result of new information, future events or otherwise. Website references throughout this report are for information only, and the content of these websites is not incorporated by reference and should not otherwise be considered a part of this report.
All references to 2012, 2011 and 2010 in this report refer to our fiscal years ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Fiscal years 2012, 2011 and 2010 were fifty-two week years.

ii

PART I
ITEM 1—BUSINESS
General
West Marine is the largest specialty retailer of boating supplies and accessories with 2012 net revenues of $675.3 million. We offer a broad assortment of core merchandise for boats, including maintenance items, sailboat hardware, electrical parts and boating safety products. We also offer a wide variety of merchandise for people who enjoy recreation activities on or around the water, such as, apparel, footwear, clothing accessories, fishing products, cabin and galley items and paddle sports equipment. We strive to meet the needs of individual boaters and boating businesses, provide great customer experiences, and offer the convenience of omni-channel shopping.
We have three reportable segments: Stores; Port Supply, our wholesale segment; and Direct-to-Consumer, which includes eCommerce, catalog and call center transactions. The Direct-to-Consumer segment was formerly referred to as our Direct-to-Customer segment. We consider our individual stores to be operating segments which we aggregate into one reportable segment. Our Stores segment generated approximately 90% of our 2012 net revenues. Our 300 company-operated stores open at the end of 2012 are located in 38 states, Puerto Rico and Canada. We sell to both retail and wholesale customers in our Stores segment. In addition, we have five franchised stores in Turkey. Our Port Supply segment is one of the largest wholesale distributors of marine supply and equipment in the United States. Products shipped to Port Supply customers directly from our warehouses represented approximately 4% of our 2012 net revenues. Our Direct-to-Consumer segment offers customers around the world approximately 75,000 products and accounted for the remaining 6% of our 2012 net revenues. Financial information about our segments appears in Note 10 to our consolidated financial statements, in Item 8 of this report.
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
Stores Segment
Since opening our first store in California in 1975, we have grown through internal expansion and through strategic acquisitions to 300 Company-operated locations open at the end of 2012.
During 2012, we continued to focus on our real estate optimization strategy pursuant to which we are evolving toward having fewer but larger stores. We opened ten stores while closing 29 stores during fiscal 2012. We ended the year with an aggregate of 2.67 million total square feet of space for all Company-operated stores, down slightly from 2.72 million square feet at the end of fiscal 2011.We had 13 flagship stores open at the end of 2012, ranging in size from 20,000 to 50,000 square feet, offering an expansive array of merchandise - typically about 25,000 items - as well as displays designed to help customers make informed product selections. These stores offer not only an extensive assortment of core boating hardware and supplies, but also present a broader selection of boating-related lifestyle products, such as apparel. The flagship stores feature unique visual design elements and fixtures with nautical themes, designed to create an exciting atmosphere that we believe appeals to our customers.
We also operate large format stores, standard-sized stores and smaller “Express” stores. Our large format stores range from 13,000 to 19,000 square feet and carry about 15,000 items. The standard-sized stores typically range from 6,000 to 12,000 square feet and carry over 9,000 items. Express stores typically range from 2,500 to 3,000 square feet and carry over 4,000 items, mainly hardware and other supplies needed for day-to-day boat maintenance and repairs. In 2013, we currently expect to open two to four flagship stores, approximately four large format stores and one standard-sized store. These store openings will replace approximately 10 to 14 existing stores.
We regularly monitor and take steps to improve individual store performance, including remodeling or expanding stores, relocating stores to more profitable locations and closing lower-performing stores which, along with our flagship and large store concepts, form a part of our real estate optimization strategy. In 2012, we expanded three stores and reduced one store. In 2013, we plan to expand two existing stores with one becoming a flagship and the other a large format store. Additionally, we will continue to pursue opportunities to consolidate multi-store markets with larger stores. We will close stores as and when appropriate based on store operating data and as stores approach their lease end dates.
Our extensive store network gives us an advantage in serving wholesale customers seeking convenience and a larger assortment of products than those carried by typical distributors. We believe that with continued customer focus, expanded distribution capabilities with an emphasis on treating our larger stores in certain markets as hubs or regional distribution centers, and our breadth of product selection and availability, we will continue to be recognized as the preferred wholesale distributor in the industry.
Port Supply Segment
Port Supply, our wholesale segment, expands our market share across a broader customer base and leverages our purchasing and distribution efficiencies. In 2012, we distributed marine supplies to domestic and international wholesale customers. Our largest wholesale customer accounted for less than 1% of total Port Supply segment revenues. Port Supply customers include businesses involved in boat sales, boat building, boat commissioning and repair, yacht chartering, marina operations and other boating-related activities. In addition, Port Supply sells to government and industrial customers who use our products for boating and non-boating purposes. We serve the wholesale segment through sales representatives, our call center and our wholesale eCommerce website at portsupply.com.
Direct-to-Consumer Segment
Our retail eCommerce website, direct mail catalogs, and virtual call center comprise the Direct-to-Consumer segment. This channel complements the Stores segment by building brand awareness, acting as an additional marketing vehicle, and providing our customers with the option of shopping from around the globe, 24 hours a day.
Our eCommerce website provides our customers with access to a broad selection of approximately 75,000 products, unique product advisor tips and technical information, over 12,000 product videos and customer-submitted product reviews. We also believe our website is a cost-effective means of testing market acceptance of new products and concepts.
This segment also provides customers with access to knowledgeable technical advisors who can assist our customers in understanding the various uses and applications of the products we sell. We operate a virtual call center from which our associates assist our customers by taking calls from their homes or from our support center in Watsonville, California. Our virtual call center supports sales generated through our eCommerce website, catalogs and stores, and provides customer service. Fulfillment of customer orders placed on the website or via our virtual call center is completed through our distribution centers, or in limited cases directly from the vendor to the customer.
We mail our catalogs to addresses from our proprietary customer list. In addition, we acquire potential customer names from a variety of sources. Our customer list is continually updated to include customer address changes and new customer prospects, and to eliminate non-responders and information of customers requesting to opt out of our marketing programs.
Foreign Sales
We promote and sell our marine products internationally through our Port Supply and Direct-to-Consumer segments. Through our Stores segment, we operate ten stores located in Canada. In addition, we have five franchised stores in Turkey. For each of 2012, 2011 and 2010, revenues from outside of the United States represented less than 5% of our total net revenues.
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
We purchased merchandise from more than 900 vendors during 2012 and realized savings through quantity purchases and direct shipments. In 2012, no single vendor accounted for more than 10% of our merchandise purchases, and our 20 largest vendors accounted for approximately 41% of our merchandise purchases. Generally, we purchase merchandise from our vendors on an order-by-order basis.
We continued to offer private label merchandise in 2012, which typically features higher gross margins than comparable branded products. Private label products, which we sell under the “West Marine,” “Black Tip,” “Third Reef,” “Pure Oceans,” "Lifesling", "SeaVolt," and “Seafit” brand names, usually are manufactured in Asia, the United States and Europe. We have a limited number of long-term contracts with our manufacturing sources and we compete with other companies for production facilities and import quota capacity.
Logistics
We operate two full service multi-channel distribution centers: a 472,000 square foot facility in Rock Hill, South Carolina and a 240,000 square foot facility in Hollister, California. Generally, vendors ship products to our distribution centers where merchandise is inspected and prepared for shipment to stores or shipped directly to customers in order to fulfill inventory or outstanding customer orders for all of our business segments (Stores, Port Supply, and Direct-to-Consumer). Some vendors ship products directly to our stores. We use various third-party domestic and international transportation methods, such as ocean, air and ground, including Company-owned vehicles. Our distribution centers utilize advanced material handling equipment and voice-picking technologies, as well as radio frequency systems, to enable real-time management of inventory.
Marketing
Our overall marketing objective is to provide a customer-driven marketing strategy that delivers compelling product offers that are designed to drive customer traffic and are aligned with the customers' needs and our mission statement, to acquire new customers and to increase sales and profit. Our approach is to integrate across shopping channels allowing the customer to choose where they prefer to research products and shop. We position the West Marine brand to stand for better selection, trust, friendly and knowledgeable service, product value and shopping convenience. We market our products and services through direct mail catalogs and flyers, email and mass media, including advertisements in boating specialty publications, newspapers and on the Internet.
Both the West Advantage free and paid memberships allow our customers to earn points on qualifying purchases for future discounts, exclusive offers and invitations to unique shopping events designed to reward our customers for their support and loyalty.
We are committed to working towards conserving marine resources, reducing our impact on the environment and promoting boating participation. West Marine is committed to being a leader in sustainability within the industry through our initiative "Blue Future" where we support marine conservation and promote "Green Boating". We participate in a number of boat shows and sponsor boating-related events each year. These events are designed to encourage participation in boating, increase the number of people enjoying the boating lifestyle, promote environmental responsibility and improve West Marine’s brand recognition.
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
Associates
As of February 16, 2013, we had 3,955 associates, of whom 1,830 were full-time and 2,125 were part-time or temporary. A significant number of temporary associates are hired during the summer peak selling season. For example, West Marine employed 4,962 associates on June 30, 2012.
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
Economic conditions in the U.S. and key international markets or other conditions leading to a decline in consumer discretionary spending may materially adversely impact our operating results.
We sell products and services that consumers tend to view as discretionary items rather than necessities. As a result, our results of operations tend to be more sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, consumers' ability to obtain credit, as well as fuel and energy costs could reduce consumer spending or change consumer purchasing habits. In the past three fiscal years, many of these factors adversely affected consumer spending and, consequently, our business and results of operations. A slowdown in the U.S. or global economy, continued economic and financial instability in Europe or an uncertain economic outlook could materially adversely affect consumer spending habits and our operating results in the future.
The domestic and international political situation also affects consumer confidence. The threat or outbreak of domestic or international terrorism, civil unrest or other hostilities could lead to a decrease in consumer spending. Similarly, an overly anti-business climate or sentiment could potentially lead consumers to decrease or shift their spending habits. Any of these events and factors could cause a decrease in revenue or an increase in inventory markdowns or certain operating expenses, which could materially adversely affect our results of operations.
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
Over the past few years, we launched a number of initiatives designed to increase sales and lower costs. These initiatives include optimizing our supply chain and inventory levels, closing under-performing stores with corresponding workforce adjustments, investing in our eCommerce website, expanding our merchandise assortments, investing in real estate optimization by expanding to more large format and flagship stores, expanding our wholesale business, improving the retail experience for our retail and wholesale customers, and placing emphasis on driving comparable store sales. To support these growth strategies, we are significantly increasing our investments in information technology infrastructure, adding key positions to our eCommerce and information technology departments, and investments in marketing to attract a broader base of customers. Each of these initiatives carries a certain level of risk, primarily related to increased expenses or reduced sales, which, when combined, could be material. If we fail to successfully execute one or more of these strategies, our profitability could be adversely affected.
Our eCommerce operations subject us to numerous risks that could have an adverse effect on our operating results.
We are also pursuing a heightened focus on technology to enhance our website and eCommerce business by broadening the selection of our online merchandise offering, improving product search performance, and increasing the overall speed of our website. Although revenues generated by eCommerce constitute a small, but increasing portion of our overall revenues, our eCommerce operations subject us to certain risks that could have an adverse effect on our operating results, including: diversion of traffic and sales from our stores; liability for online content; and risks related to the computer systems that operate our website and related support systems, such as computer viruses, electronic break-ins and similar disruptions. Also, changing regulations and laws governing the Internet and eCommerce transactions (including taxation, user privacy, data protection, pricing and electronic communications) could impede the growth of our eCommerce business and increase our cost of doing business.  In addition, other risks beyond our control, such as entry of our vendors in the eCommerce business in competition with us, online security breaches and general economic conditions specific to eCommerce could have an adverse effect on our results of operations.
If we are not able to anticipate and respond to changing consumer preferences in a timely manner, our merchandise expansion strategy and our operating results could materially suffer.
Our merchandise expansion strategy focuses on growing sales in more discretionary categories, such as apparel, footwear, clothing accessories, fishing, cabin/galley and paddle sports equipment. These categories differ from our core merchandise categories, which are needs-based and more directly related to owning and caring for a boat, the supply and demand of which typically is based on the frequency and duration of boat usage. This merchandise expansion strategy depends, in large part, on our ability to successfully introduce new products to consumers and the level of consumer acceptance. Consumers continue to have a wide variety of choices in terms of how and where they purchase these products. Failure to accurately predict and adapt to constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, or to effectively address consumer concerns, could have a material adverse effect on our revenue, results of operations and reputation with our customers.
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
The retail market for recreational boating supplies and apparel is highly competitive. Our stores compete with other specialty marine supply stores. Many of these competitors have stores in the markets in which we now operate and in which we plan to expand. We also compete, to a lesser extent, with sporting goods stores and mass merchants. Our eCommerce and call center operations compete with other eCommerce and catalog retailers. We also have a number of competitors in the wholesale distribution of marine products. In addition, a key competitive factor in the marine supplies market is price. Increased online shopping and the availability and use of smart-phones or other mobile devices allow customers to compare prices more quickly than in the past. Online retail shopping is rapidly evolving, and we expect competition in the eCommerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. Competitive pricing pressures have adversely affected our gross margins, and such pressures are expected to continue. In addition, if our competitors increase their spending on advertising and promotions relative to our spending, or if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our results of operations. If we are unable to remain competitive in the key areas of customer service, the shopping experience across all channels, quality of products, depth of selection or store environment and location, we may lose market share to our competitors and our sales and profitability could suffer.
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
Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified associates, or if we lose key management.
Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified associates, including general managers, assistant managers, eCommerce associates and store associates, who understand retail and appreciate boating and the boating lifestyle and are able to communicate knowledgeably with our customers. Qualified individuals of the requisite caliber and in the numbers needed to fill these positions may be in short supply in some areas. Historically, turnover rates in the retail industry are high in comparison to other industries. In particular, the relatively rural location of our support center in Watsonville, California, has on occasion limited our ability to attract and recruit candidates with required background and experience in the retail, information technology and eCommerce fields.
Also, if we are unable to hire and retain associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our business could be materially adversely affected. Although none of our associates currently are covered by collective bargaining agreements, we cannot guarantee that our associates will not elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified associates could require us to pay higher wages to attract a sufficient number of associates. An inability to recruit and retain a sufficient number of qualified individuals in the future may delay the planned openings of new stores. Any such delays, any material increases in associate turnover rates at existing stores or any increases in labor costs could have a material adverse effect on our business, financial condition or operating results.
Our performance also depends largely on the efforts and ability of our senior management. We do not maintain any key-man life insurance for our senior management, including Matthew Hyde, our President and Chief Executive Officer. If we do not effectively implement our strategic and business planning processes to attract, retain, train and develop future leaders, our business may suffer. We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace. If unexpected leadership turnover occurs without adequate succession plans, the loss of the services of these individuals could negatively impact our ability to be able to successfully manage our business or achieve our growth objectives.
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
We rely heavily on our information technology systems which exposes us to potential risks.
The efficient operation of our business is dependent on our information technology systems. During 2012, we implemented a new integrated point of sale and order entry management system. In the coming years, we will be making significant investments in our information technology infrastructure to upgrade and replace aging hardware and software, and we will be making significant investments in our eCommerce website as a growth strategy. The implementation of new systems and the ensuing business process change is frequently disruptive to the underlying business of an enterprise and can be time consuming and expensive. These implementations often require an increase in management responsibilities and could divert management attention. Any disruptions relating from our new processes and systems, or from any problems associated with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could cause us to incur substantial additional expenses that could adversely impact our operating results.
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
We store sensitive data, including our proprietary business information, customer and vendor information, and confidential associate information, in our on-site and co-location data centers and on our networks. Despite our security measures, our information technology and infrastructure, or that of our third party providers, may be vulnerable to attacks by hackers, cyber-attacks, or breached due to associate error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information. Any such security breach could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business. Improper activities by third parties, advances in computer and software capabilities and encryption technologies, new tools and discoveries, and other new events or developments, may facilitate or result in a compromise or breach of our computer systems. Any such compromises or breaches could cause interruptions in our operations, damage our reputation, subject us to litigation, additional costs, fines or liabilities, and potentially hurt sales, revenues and profits.
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
Our founder and Chairman, Randolph K. Repass, beneficially owns approximately 30% of our common stock. As a result, his interests may differ from that of our other stockholders.
Randolph K. Repass, the Chairman of our Board of Directors, beneficially owns approximately 30% of our common stock. As a result, Mr. Repass has substantial influence in the election of directors of West Marine and, in general, the outcome of any matter submitted to a vote of our stockholders, including mergers, consolidations or the sale of all or substantially all of our assets. Due to his significant ownership position, Mr. Repass may be able, in concert with others, to prevent or to cause a change in control of West Marine.
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
We sell paints, varnishes and other products that are subject to federal and state environmental laws and regulations concerning, among other things, registration, storage, distribution, transportation, handling and waste management of hazardous materials. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future. Our failure to comply with these regulations could result in fines and penalties and could have an adverse impact on our business. In addition, we have indemnified certain of our landlords for any hazardous waste which may be found on or about the particular property or operation. If any such hazardous waste were to be found on property that we occupy, a significant claim giving rise to an indemnity obligation could adversely impact our operating results.
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
In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act were signed into law. These laws changed the way health care is financed and extend medical benefits and coverage. Any additional extended coverage and/or any further changes in health care legislation may significantly increase our health care costs, which could have an adverse impact on our results of operations.
In addition, we insure our workers’ compensation losses through a high deductible program. This high per-claim deductible permits us to maintain low premium rates but may result in unexpectedly high costs if actual losses greatly exceed the expected losses in a year, with a corresponding negative effect on our operating results.
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
We might be involved in claims or disputes related to intellectual property that require us to protect our rights or defend against claims of infringement, may be costly to resolve, prevent us from protecting our brand, from selling challenged products, technology and/or services and seriously harm our operating results and financial condition.
We take precautionary measures to protect our brand, including registering our various trademarks in the United States and internationally and by relying on trade secret, patent, copyright and trademark laws and confidentiality agreements with our associates and other third parties, all of which offer only limited protection. We do not know whether the U.S. Patent & Trademark Office will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. Despite our efforts, the steps we have taken to protect our intellectual proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Protecting against the unauthorized use of our trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could be costly and divert management resources, either of which could harm our business.
Furthermore, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain products we have developed and/or sell, as well as technology and/or services that we use in, or are relevant to, our business. The rate of patent infringement assertions both by operating entities and third party non-practicing entities (sometimes referred to as "patent trolls") is increasing, particularly in the United States and Canada.
We can be adversely affected by litigation, other proceedings or claims either brought by us to protect our rights or brought against us or against our manufacturers, suppliers or service providers alleging infringement of third party proprietary rights. Intellectual property disputes are often expensive to prosecute, defend or conduct, can be time-consuming, divert the time and attention of our technical and management personnel, and result in costly litigation. Additionally, claims against us, if successful, could require us to: pay substantial damages or royalties; comply with an injunction or other court order that could prevent us from offering certain of our products; seek a license for the use of certain intellectual property, which may not be available on commercially reasonable terms or at all; or obtain non-infringing products and/or technology, which could require significant effort and expense and ultimately may not be successful. There can be no assurance regarding the outcome of future legal proceedings, claims or investigations. The instigation of legal proceedings or claims, our inability to favorably resolve or settle such proceedings or claims, or the determination of any adverse findings against us in connection with such proceedings or claims could materially and adversely affect our business, financial condition and results of operations, as well as our business reputation.
Our business could suffer if a manufacturer fails to use acceptable labor practices.
We do not control our vendors or the manufacturers that produce the products we buy from them, nor do we control the labor practices of our vendors and these manufacturers. The violation of labor or other laws by any of our vendors or these manufacturers, or the divergence of the labor practices followed by any of our vendors or these manufacturers from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt, the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.
Additionally, certain of our products are subject to regulation and regulatory standards set by various governmental authorities with respect to quality and safety. These regulations and standards may change from time to time. Our inability to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and sales. Issues with the quality and safety of merchandise we sell, regardless of our culpability, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs.
We face the risk of exposure to product quality issues, product liability claims, product recalls and adverse publicity.
We market and distribute products purchased from third-party suppliers, including products which are marketed and resold under our private label brands. We may inadvertently resell product(s) that contain a defect which may cause property damage or personal injury to our end-user customers, which therefore exposes us to the risk of adverse publicity, product quality issues, product liability claims, and product recalls or other regulatory or enforcement actions, including those initiated by the U.S. Consumer Product Safety Commission, by state regulatory authorities or through private causes of action. We generally seek contractual indemnification and insurance coverage from our suppliers and we carry our own insurance. However, if the insurance coverage is not provided or adequate and/or the contractual indemnification is not provided by or enforceable against the supplier, product liability claims relating to the quality of or to defective and/or recalled products could have a material adverse effect on our ability to successfully market our products and on our business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the costs associated with defending such claims and/or the negative publicity surrounding a product recall or any assertion that our products caused property damage or personal injury, could damage our brand identity and our reputation with existing and potential customers and have a material adverse effect on our business, financial condition and results of operations.
Changes in laws and regulations could increase our cost of doing business.
We are subject to a wide variety of laws and regulations in the United States and the other countries and jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices and/or our profitability. Changes in U.S. or foreign law that change our operating requirements with respect to sourcing or reselling products could increase our costs of compliance or make it too expensive for us to offer such products, which could lead to a reduction in revenue. Also, changing regulations and laws governing the Internet and eCommerce transactions (including taxation, user privacy, data protection, pricing and electronic communications) could impede the growth of our eCommerce business and increase our cost of doing business. In addition, changes in interpretations of laws or regulations, including interpretations that information, such as zip codes, constitute personally identifiable information could adversely impact industry practices related to collecting customer information. Any changes we make in the manner in which we collect such information could add significant costs, expose us to litigation, impact our marketing efforts, impede growth of our customer database and limit our customer-service offerings. Furthermore, changes in federal or state wage requirements (including changes in entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation) could adversely impact our ability to achieve our financial targets.
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals (tantalum, tin, gold and tungsten) known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals and metals produced from those minerals. These new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements effective in May 2014. There may be costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes or sources of supply as a consequence of such verification activities. We may also face reputational challenges if we are unable to verify the origins for any or all conflict minerals used in our products, or if we are unable to certify that our products are "conflict free."
We are subject to governmental export and import controls that could subject us to liability.
Many of the products we sell are sourced by our vendors and, to a limited extent, by us, in many foreign countries. In addition, we export merchandise to international customers. As a result, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad or exporting merchandise to customers abroad, such as: potential disruptions in supply; changes in duties, tariffs, quotas on imported and exported merchandise; strikes and other events affecting delivery; consumer perceptions of the safety of imported merchandise; concerns about human rights, working conditions and other labor rights and conditions in foreign countries where merchandise is produced; disruptions of shipping and international trade caused by natural and man-made disasters; significant delays in the delivery of cargo due to security considerations; compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act; and economic and political conditions or terrorist acts, or other problems in countries from or through which merchandise is imported and exported. Furthermore, in 2010, U.S. Customs and Border Protection completed its focused assessment related to our import practices during which certain deficiencies were identified. Although we have enhanced policies and procedures to address these deficiencies and to facilitate compliance with laws and regulations relating to doing business in foreign markets and importing merchandise from, and exporting merchandise abroad, such laws and regulations are highly complex and there can be no assurance that our associates, contractors, agents, vendors or other third parties with whom we do business will not violate such laws and regulations or our policies, which could adversely affect our operations or operating results.
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
ITEM 1B—UNRESOLVED STAFF COMMENTS
None.
ITEM 2—PROPERTIES
Our executive offices and support center are located in a 104,000 square foot facility in Watsonville, California, which we occupy under a lease that expires in 2016. We operate a 240,000 square foot distribution center located in Hollister, California, under a lease that expires in 2021. We also operate a 472,000 square foot distribution center located in Rock Hill, South Carolina, under a lease that expires in 2017. At December 29, 2012, our 300 stores comprised an aggregate of approximately 2.7 million square feet of space. Nearly all of our stores are leased, typically for a five-year or 10-year initial term, with options to renew for at least one five-year period. In some leases, we pay a fixed rent, in others we have a period of fixed rent and then a rent charge that is either fixed, determined by fair market rent or determined by a consumer price index calculation. Substantially all of our leases require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses and common area maintenance.

ITEM 3—LEGAL PROCEEDINGS
We are involved in various legal and administrative proceedings, claims and litigation and regulatory compliance audits arising in the ordinary course of business. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact our results in the quarter and/or fiscal year in which such developments, settlements or resolutions are reached. Based on the facts currently available, we do not believe that the disposition of any claims, regulatory compliance audits, legal or administrative proceedings that are pending or asserted, individually and in the aggregate, will have a material adverse effect on our financial position. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact our results of operations in any given period.
For any claims, regulatory compliance audits, legal or administrative proceedings where we have determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For any such matters where a loss is reasonably possible, the range of estimated loss is not material.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
High	$13.41	$12.41	$12.22	$10.75
Low	$10.35	$9.94	$9.67	$9.39
2011
High	$13.36	$11.00	$10.43	$11.63
Low	$9.80	$9.85	$7.70	$7.01

As of February 28, 2013, there were approximately 6,180 holders of record of our common stock, and the last sale price reported on the NASDAQ Global Select Market was $12.51 per share. We have not paid any cash dividends on our common stock, and we do not anticipate doing so in the foreseeable future.
The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our definitive proxy statement for our 2013 annual meeting of stockholders.

The following graph compares the five-year cumulative total stockholder return on West Marine common stock with the five-year cumulative total return of (i) the NASDAQ Composite Index and (ii) peer companies in the Morningstar Industry Group—Specialty Retail index. The graph showing the Morningstar Industry Group—Specialty Retail was compiled and prepared for West Marine by Zacks Investment Research. We have been advised by Morningstar that Zacks Investment Research is the exclusive provider of Morningstar industry data for total return performance graphs. The index presented below consists of 79 specialty retailers.

180
160
140
120
100
80
60
40
20
0
DOLLARS
12/29/2007
1/3/2009
1/2/2010
1/1/2011
12/31/2011
12/29/2012
WEST MARINE, INC.
MORNINGSTAR INDUSTRY GROUP INDEX
NASDAQ COMPOSITE INDEX

COMPARISON OF 5 YEAR CUMMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON DEC. 29, 2007
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING DEC. 29, 2012

	12/29/2007	1/3/2009	1/2/2010	1/1/2011	12/31/2011	12/29/2012
West Marine, Inc.	$100.00	$50.55	$89.36	$117.29	$128.94	$118.51
Specialty Retail	100.00	58.75	97.33	124.15	119.10	152.87
NASDAQ Composite Index	100.00	61.60	86.52	102.22	101.42	117.07

The performance graph set forth above will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that we specifically incorporate it by reference, and will not otherwise be deemed to be soliciting material or to be filed under such Acts.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA
The following consolidated balance sheet data for 2012 and 2011 and consolidated statement of operations data for 2012, 2011 and 2010 have been derived from our consolidated financial statements for the fiscal years appearing elsewhere in this report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and notes thereto in Item 8.

(in thousands, except per share and operating data)	2012	2011		2010	2009	2008
Consolidated Statement of Operations Information:
Net revenues	$675,251	$643,443		$622,802	$588,416	$631,258
Income (loss) from operations	25,170	22,139	(1)	14,884	10,345	(22,932)	(2)
Income (loss) before income taxes	24,329	21,221	(1)	14,247	9,539	(25,270)	(2)
Net income (loss)	15,529	29,662	(1)	13,227	12,376	(38,800)	(2)(3)
Net income (loss) per share:
Basic	$0.67	$1.30	(1)	$0.59	$0.56	$(1.76)	(2)(3)
Diluted	0.65	1.27	(1)	0.57	0.50	(1.76)	(2)(3)
Consolidated Balance Sheet Information:
Working capital	$220,871	$197,930		$176,616	$157,620	$183,223
Total assets	354,268	335,657		308,886	292,237	314,592
Long-term debt, net of current portion	—	—		—	—	47,000
Operating Data:
Stores open at year-end	300	319		327	335	344
Comparable stores net sales increase (decrease)	3.3%	2.3%		6.3%	(3.6)%	(6.8)%

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
Overview
We are the largest specialty retailer of boating supplies and accessories with 2012 net revenues of $675.3 million and net income of $15.5 million. Our business strategy is to offer a broad assortment of merchandise for the boat and for the boater that meets the needs of individual boaters and boating businesses, provides great customer experiences and offers the convenience of multi-channel shopping.
We are focused on the following key growth strategies during 2013:

•
eCommerce: We are focusing on becoming an omni-channel retailer in order to maximize our future sales opportunities by offering exceptional service and convenience to our customers no matter how they prefer to shop with us. During 2012, we began making additional investments and changes in the organization to better support our eCommerce business and integrate it with our store retail operations in such key areas as marketing and merchandising. We also made changes in our promotional strategies (such as a reduced hurdle for free shipping), and rolled out our improved buy on-line-ship-to-store offering, all of which appear to have been met with good customer response. We experienced accelerating sales results during the year, with quarterly sales changes for the first, second, third and fourth quarters of 2012 equaling -0.7%, -0.4%, 9.1%, and 12.8%, respectively, when compared to comparable periods in 2011.

•
Merchandise Expansion: This strategy builds on our core products and is intended to welcome a broader base of customers who are passionate about recreating on and around the water by providing customers a broader selection of authentic footwear, apparel, clothing accessories, fishing products and paddle sports equipment that satisfy the need for function both on and off the boat. We are offering this expanded assortment both in our larger-format stores and on our eCommerce website. During 2012, this group of products comprised approximately 15.2% of our net revenues, compared to approximately 13.9% last year, and 2012 overall product sales growth was 14.6%.

•
Real Estate Optimization: With this strategy, we are evolving to having fewer, larger and more dominant stores in our major markets. These stores drive sales and profitability by allowing us to offer an improved shopping experience with greatly expanded assortments in generally better store locations. The larger scale of these locations also allows us to staff the stores with sales associates with more specialized product knowledge. During 2012, we opened ten stores in connection with this program. For the year, the net increase in sales at stores in optimized markets was $5.0 million. The net difference in retail square footage was a decrease of 11.4%, but 2012 sales at these ten locations grew by 16.9%.

We will be investing significant resources in support of these key growth strategies. This will include capital investments to improve our eCommerce website and to upgrade our information technology infrastructure to support our shift toward an omni-channel retail model designed to provide a seamless customer experience across all shopping channels. We will also incur additional investments in staffing to support execution in key areas such as information technology and eCommerce. In addition, there will be incremental investment in marketing which, along with a reallocation of some of our traditional media spending, is intended to reach out to a broader range of customers and grow our customer base. These strategies and investments are expected to better position us to deliver incremental sales and operating margin improvement over time.
We currently have three reportable segments: Stores; Port Supply; and Direct-to-Consumer. Our Stores segment generated approximately 90% of our 2012 net revenues. Our 300 Company-operated stores open at the end of 2012 are located in 38 states, Puerto Rico and Canada. In addition, we have five franchised stores located in Turkey. Our Port Supply segment is one of the largest wholesale distributors of marine equipment in the United States. Products shipped to Port Supply customers directly from our distribution centers represented approximately 4% of our 2012 net revenues. Our Direct-to-Consumer segment, which includes our retail eCommerce, direct mail catalogs and call center operations, offers customers around the world approximately 75,000 products, and it accounted for the remaining 6% of our 2012 net revenues.
Results of Operations
The following table sets forth certain income statement components expressed as a percent of net revenues:

	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	70.7%	71.2%	71.8%
Gross profit	29.3%	28.8%	28.2%
Selling, general and administrative expense	25.6%	25.4%	25.8%
Store closures and other restructuring costs	—%	—%	—%
Impairment of long-lived assets	—%	—%	—%
Income from operations	3.7%	3.4%	2.4%
Interest expense	0.1%	0.1%	0.1%
Income before income taxes	3.6%	3.3%	2.3%
Provision (benefit) for income taxes	1.3%	(1.3)%	0.2%
Net income	2.3%	4.6%	2.1%
Fiscal 2012 compared with Fiscal 2011
Net revenues for 2012 were $675.3 million, an increase of 4.9%, compared to net revenues of $643.4 million for 2011. This increase was primarily due to a $16.7 million increase in comparable store sales and a $13.7 million increase related to our store optimization strategy, as discussed further below under "Segment revenues." From a merchandise perspective, sales increased in the electronics and fishing categories, which are primarily discretionary items, as well as in the apparel categories, which we attribute to our merchandise expansion strategy. We expect consumers will continue to carefully evaluate their needs-based boating purchases and their spending on discretionary items. In response, we will continue to focus on and invest in our eCommerce, Merchandise Expansion and Store Optimization strategies described above while closely managing selling, general and administrative ("SG&A") expense. Net income for 2012 was $15.5 million compared to net income for 2011 of $29.7 million. The decrease in net income was primarily attributable to the release of substantially all of our valuation allowance in 2011.
Segment revenues
Net revenues for the Stores segment increased $31.4 million, or 5.4%, to $610.2 million in 2012, primarily due to a $16.7 million, or 3.3% increase in comparable store sales. A driver of the comparable store sales was higher sales to wholesale customers through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers. In certain markets, our larger stores serve as hubs or regional distribution centers that offer better assortments and convenience with personal service and more delivery options for wholesale customers. Real estate activity connected with our store optimization strategy drove a $13.7 million increase in net revenues as stores opened during the fourth quarter of 2011 and stores opened during 2012 generated $59.0 million in sales, whereas stores closed during these same periods generated net revenues of $45.3 million last year, thereby effectively reducing revenues by such amount.
During 2013, we expect to open approximately two to four flagship stores, approximately four large format stores and one standard-sized store, Additionally, we plan to expand two existing stores with one becoming a flagship and the other a large format store. We also expect to close approximately 10 to 14 existing stores in connection with our real estate optimization strategy of evolving to having fewer, larger stores in many of our key markets. As a result of these actions, we expect that our overall store count will decline and our total selling square footage will increase slightly. In addition, we will continue with our practice of monitoring the operating performance and economics of all store locations and evaluating for closure any underperforming stores when the economics and other factors favor doing so.
Port Supply segment net revenues through our distribution centers decreased $1.3 million, or 4.8%, to $26.1 million in 2012 compared to 2011. However, sales to the wholesale customer group increased in our Stores segment. We believe the shift from Port Supply to Stores was driven by our ongoing efforts to better serve our wholesale customers through our store locations.
Net revenues from our Direct-to-Consumer segment increased $1.8 million, or 4.7%, to $38.9 million from higher sales through our website. The increased sales resulted from continued improvements to both our website and product delivery options as well as expanded product assortments. These enhancements drove higher traffic to the website and resulted in higher average order values per transaction.
Comparable store sales
Comparable store sales for 2012 increased by 3.3%, or $16.7 million, compared to 2011. Comparable store sales changes during the first, second, third and fourth quarters of 2012 were 4.3%. 2.1%, 4.9% and 2.1%, respectively. The overall comparable store trends were positive and relatively consistent across all geographic regions. Our merchandise expansion strategy contributed to the positive comparable store sales in all regions, with the footwear, apparel and fishing categories performing above the total comparable store results. In all regions, we continue to identify opportunities to expand and customize our fishing assortments, which have delivered sales growth in that category. While it appears the economy has stabilized generally, there remains some cautiousness surrounding the market for discretionary items, such as boating supplies and related merchandise.
Gross profit
Gross profit increased by $13.1 million, or 7.1%, to $198.1 million in 2012, compared to $184.9 million for 2011, primarily due to higher sales. Gross profit increased as a percentage of net revenues by 0.5% to 29.3% in 2012, compared to 28.8% in 2011, primarily due to the leveraging of occupancy expense by 0.5% on higher sales and a 0.1% improvement in shrink. These improvements were partially offset by a 0.1% increase in unit buying and distribution costs.
Selling, general and administrative expense
SG&A expense for 2012 was $172.8 million, an increase of $10.0 million, or 6.1%, compared to $162.9 million for last year. SG&A increased as a percentage of revenues to 25.6% in 2012, compared to 25.4% in 2011. Drivers of higher SG&A expense included: a $3.2 million increase in support expense related to our key growth strategies, which includes investments in information technology infrastructure and the eCommerce website; $3.1 million in higher store project expense reflecting the opening of ten stores this year compared to six stores last year; $1.4 million in higher training costs including West Marine University, our biennial Company-wide training event and store associate training programs; $1.3 million in higher advertising to support additional circulation of marketing materials, to perform market tests and for Grand Openings at our new locations; and $1.2 million in additional expense related to our Chief Executive Officer transition.
Interest expense
Interest expense was $0.8 million in 2012, slightly down from $0.9 million in 2011. This expense consists primarily of the amortization of commitment fees, as our borrowings were minimal in 2012. Cash provided by operating activities funded property and equipment investments with excess cash being used to pay down our seasonal use of debt. This was the primary driver of the outstanding bank borrowings in 2012.
Income taxes
Our effective income tax rate for 2012 was a provision of 36.2%, compared to a benefit of 39.8% in 2011. The year-over-year change in our effective tax rate was primarily due to the release of substantially all of our valuation allowance during the second quarter of 2011, resulting in a $15.7 million benefit in that year. Our effective tax rate is subject to change based on the mix of income from different state and foreign jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We currently anticipate the effective tax rate for fiscal year 2013 will be a provision of approximately 40.0%. For more information, see Note 8 to our consolidated financial statements.

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
Segment revenues
Net revenues for the Stores segment increased $18.4 million, or 3.3%, to $578.9 million in 2011, primarily due to an $11.6 million, or 2.3%, increase in comparable store sales. A driver of the comparable store sales increase was higher sales to wholesale customers through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through store locations. Real estate activity connected with our store optimization strategy drove an $8.9 million increase in net revenues as stores opened during the fourth quarter of 2010, and stores opened during 2011 generated $39.9 million in sales, whereas stores closed during these same periods generated net revenues by $31.0 million in the prior year, which effectively reduced revenues by such amount.
Port Supply segment net revenues through our distribution centers decreased $0.9 million, or 3.0%, to $27.5 million in 2011 compared to 2010. However, sales to the wholesale customer group increased in our Stores segment.
Net revenues from our Direct-to-Consumer segment increased $3.1 million, or 9.2%, to $37.1 million from higher sales through our website. The increased sales resulted from technology upgrades completed in 2010, expanded marketing offerings and product assortments, which drove higher traffic to the website and resulted in higher average order values per transaction.
Comparable store sales
Comparable store sales for 2011 increased by 2.3%, or $11.6 million, compared to 2010. Comparable store sales changes during the first, second, third and fourth quarters of 2011 were 2.7%, 0.0%, 3.9% and 4.3%, respectively. The overall comparable store trends were positive across geographic regions, with the strongest growth in the Southeast. Our merchandise expansion strategy resulted in positive comparable store sales across all regions, with the strongest results in the for-the-boater category.
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
Selling, general and administrative expense
SG&A expense for 2011 was $162.9 million, an increase of $2.0 million, or 1.3%, compared to $160.8 million for last year. SG&A decreased as a percentage of revenues to 25.4% in 2011, compared to 25.8% in 2010. Drivers of higher SG&A expense included: a $2.6 million loss contingency accrual related to a recently-finalized software license audit; $1.3 million in higher information technology spending, including costs to implement our new point-of-sale and order entry systems; a variable selling expense increase of $1.2 million primarily due to higher store payroll supporting the higher sales year-over-year; a $0.7 million increase in benefits costs, including higher year-over-year health care claims; and a $0.6 million unfavorable impact versus 2010 of foreign currency exchange. These increases in SG&A were partially offset by a $4.4 million reduction in accrued bonus expense in 2011 due to increased bonus target thresholds, reflecting higher performance expectations when compared to the target thresholds for fiscal 2010.
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
Income taxes
Our effective income tax rate for 2011 was a benefit of 39.8%, compared to a provision of 7.2% in 2010. The year-over-year change in our effective tax rate was primarily due to the release of substantially all of our valuation allowance during the second quarter of 2011, resulting in a $15.7 million benefit. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in past fiscal years and our forecast of future taxable income in the jurisdictions in which we have operations. Given our improved financial performance in 2011 and expectations of future results at the time, we determined that there was sufficient positive evidence to support the release of the majority of the valuation allowance against our deferred tax assets in the second quarter of 2011. For more information, see Note 8 to our consolidated financial statements.
Liquidity and Capital Resources
Our use of cash to fund working capital, operating expenses, debt service and capital expenditures related primarily to the build-out of new stores and improvements in our information technology infrastructure. Funds generated by operating activities, available cash and our credit facility are our largest sources of cash. At the end of both 2012 and 2011, we were debt free. However, we may borrow against our credit facility during the first half of each year as we build inventory levels in preparation for the key boating season.
Working capital, the excess of current assets over current liabilities, increased to $220.9 million at the end of 2012, compared to $197.9 million at the end of 2011. The increase in working capital primarily was attributable to a $12.6 million higher cash balance at the end of 2012. In addition to the higher cash balance, assets held for sale increased by $4.3 million as the result of a reclassification from property and equipment. This reclassification was the result of an agreement we entered into to sell the vacant land and building of our former Ft. Lauderdale store, which closed when we opened our new flagship store in that market in November 2011. During the interim time, we had been marketing the site for lease. Working capital was also higher by $4.0 million at year-end 2012 due to lower accounts payable, which were lower due to the timing year-over-year of inventory purchases.
Operating Activities
During 2012, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities decreased year-over-year by $11.2 million to $26.0 million in 2012, compared to $37.2 million last year. The decrease in cash provided by operating activities was due primarily to changes in operating assets and liabilities, including increases of prepayments and other receivables compared to the prior year and decreases in accounts payable resulting from the timing of payments to vendors. Prepayments and other receivables increased due to payments for sales taxes and bank fees. Additionally, we experienced net income of $15.5 million in 2012 versus net income of $29.7 million in 2011. Non-cash charges to earnings in 2012 included depreciation and amortization of $15.3 million, stock-based compensation of $3.1 million and deferred income taxes of $1.6 million.
During 2011, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities increased year-over-year by $12.3 million to $37.2 million in 2011, compared to $24.9 million in 2010. The increase in cash provided by operating activities was due primarily to increases in cash provided by net income and reduced inventory levels, partially offset by an increase in cash used for accrued expenses. Cash used for inventory was lower due primarily to our continued focus on inventory management and ensuring the correct product assortment in each store based on customer demographics. Cash used for accrued expenses partially offset the increase in cash primarily as a result of lower accrued bonus expense given our increased bonus target thresholds in 2011 as compared to accrued bonus and related thresholds in fiscal 2010.
Investing Activities
In 2012, our capital expenditures were $17.8 million, primarily for new stores, store remodels, information technology and investment in supply chain efficiencies. We opened 10 new stores and remodeled four stores in 2012. During 2013, we expect to significantly increase capital spending, primarily in support of strategic growth initiatives which include new stores, store remodels and expansions, investing in our eCommerce website and information technology enhancements. We intend to fund our expansion through cash generated from operations and, if necessary, credit facility borrowings.
Financing Activities

Net cash provided by financing activities was $4.4 million in 2012, primarily consisting of a $4.9 million increase in cash from associate share-based compensation plans, partially offset by $0.6 million in cash used to pay loan costs associated with the first amendment to our amended and restated loan agreement. Net cash provided by financing activities was $2.4 million in 2011, attributed entirely to an increase in cash related to associate share-based compensation plans.
Credit Agreement
On November 30, 2012, we and certain of our subsidiaries, along with the lenders that are signatories thereto and Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC), as agent for the lenders, entered into a first amendment to our amended and restated loan and security agreement, to, among other things, amend the procedures by which we may request the issuance of letters of credit; reduce the interest rates applicable to borrowings under our amended and restated loan and security agreement; reduce the fee that we must pay on undrawn availability; extend the maturity of the agreement to November 30, 2017, and at our request, reduce the maximum available borrowing capacity from $140.0 million to $120.0 million. In addition, at our option and subject to certain conditions, we may increase our borrowing capacity up to an additional $25.0 million. All other material terms of the amended and restated loan and security agreement remained unchanged. The amount available to be borrowed is based on a percentage of our inventory (excluding capitalized indirect costs) and accounts receivable.
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% and 1.0% and for option (2) above is between 1.5% and 2.0%.
The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For 2012, 2011 and 2010, the weighted-average interest rate on all of our outstanding borrowings was 4.7%, 3.1% and 1.5%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of December 29, 2012, we were in compliance with the covenants under our loan agreement.
At the end of 2012 and 2011, there were no amounts outstanding under our revolving credit facilities, and we had $91.7 million and $86.9 million, respectively, available for future borrowings. At the end of 2012 and 2011, we had $5.1 million and $8.3 million, respectively, of outstanding commercial and stand-by letters of credit. We strategically manage our debt over the course of our fiscal year. We incur seasonal fluctuations in our cash flows and, therefore, we incur debt as we build up our inventories for spring in order to maintain stock levels sufficient to fulfill customer needs and maximize sales during the main boating season. Additionally, we hire a significant number of temporary associates during the summer, our peak selling season. Our weighted-average outstanding balances for the first quarters of 2012 and 2011 were $0.1 million and $6.1 million, respectively. For our second quarters of 2012 and 2011, the weighted-average outstanding balances were $0.1 million and $13.4 million, respectively, and the third quarter weighted-average outstanding balances for both 2012 and 2011 were not material. The fourth quarter weighted-average outstanding balances for both 2012 and 2011 were not material.
We may borrow against our aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at year-end 2012 and $140.0 million at year-end 2011. Our borrowing base at each of our last two fiscal year-ends consisted of the following (in millions):

	2012	2011
Accounts receivable availability	$4.4	$4.6
Inventory availability	108.3	106.6
Less: reserves	(5.4)	(5.6)
Less: minimum availability	(10.7)	(10.6)
Total borrowing base	$96.6	$95.0

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$(0.2)	$(0.2)
Outstanding letters of credit	5.1	8.3
Total obligations	$4.9	$8.1

Accordingly, our availability as of fiscal year end 2012 and 2011, respectively, was (in millions):

Total borrowing base	$96.6	$95.0
Less: obligations	(4.9)	(8.1)
Total availability	$91.7	$86.9

Contractual obligations
Aggregate information about our unconditional contractual obligations as of December 29, 2012 is presented in the following table (in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual cash obligations:
Operating leases(1)	$271,849	$46,618	$78,091	$56,212	$90,928
Purchase commitments(2)	28,064	26,864	1,200	—	—
Bank letters of credit	5,444	5,444	—	—	—
Other long-term liabilities	3,129	2,485	644	—	—
	$308,486	$81,411	$79,935	$56,212	$90,928

(1)	Operating lease amounts in this table represent minimum amounts due under existing agreements and exclude costs of insurance, taxes, repairs and maintenance.

(2)	All but a limited number of our purchase commitments are cancelable by us without penalty; however, we do intend to honor these commitments.
We are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above.
Off-balance sheet arrangements
Operating leases are the only financing arrangements not reported on our consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 29, 2012, we are not involved in any unconsolidated special purpose entities or variable interest entities.
Seasonality

Historically, our business has been highly seasonal. In 2012, approximately 65% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.
Business Trends

During 2012, we continued to deliver consistent sales growth in each fiscal quarter. We believe this resulted from a combination of internal and external factors. Early in the year, we benefited from a relatively warm and dry spring in many of our markets, which drove sales of maintenance and other usage-related merchandise categories. As previously disclosed, we did not experience a material adverse impact on our results attributable to Hurricane Sandy, which affected the Northeastern part of the country in early November.
We saw a significant impact on results from our key growth strategies in eCommerce, merchandise expansion and real estate optimization, as outlined in the "Overview" section above. In 2013, in addition to focusing on implementing and building upon our key growth strategies, we also will continue to manage our business conservatively from an operating expense standpoint, while taking steps to remain flexible and to maximize sales in the face of varying marketplace demand.
Although we believe we have seen some recovery in customer boat usage and demand for higher-priced items, we believe that the ongoing uncertainty in economic conditions has had, and may continue to have, an adverse impact on discretionary consumer spending in an already challenging climate for the boating industry, and we believe that economic uncertainty could continue to have an impact on our sales, with corresponding risks to our earnings and cash flow in 2013 (see the “Fiscal 2012 Compared with Fiscal 2011 — Segment Revenues” discussion above). For 2013, we will continue to control expense growth and maximize cash flow by:

•	continuing to control our operating expenses through variable expense management, along with reengineering and streamlining business processes, where applicable;

•	continuing to improve the quality of our inventory by tightly controlling overstocked or discontinued goods;

•	proceeding with our ongoing real estate optimization program, evolving to having fewer, larger stores with anticipated improved store economics;

•	managing the business to the budget established for 2013, which reflects prudent investment in growth while focusing on expense control and emphasizing working capital management; and

•	exploring methods and strategies to drive traffic, sales, conversion, and market presence.
More broadly, in order to better meet the needs of our customers and provide a better customer experience, we will be investing significant resources in support of our key growth strategies, including a 40% to 60% increase in our capital investments as compared to 2012. The majority of these additional investments are targeted to improve our eCommerce website and to continue to upgrade our information technology infrastructure. These strategies and investments support our shift toward an omni-channel retail model designed to provide a seamless customer experience across all shopping channels and to better position us to deliver incremental sales and operating margin improvement over time.
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
Inventory—Valuation Adjustments
We value our merchandise inventories at the lower of the cost or market value on an average cost basis. Inventory cost is written down to market value when cost exceeds market value, which we estimate using current levels of aged and discontinued product and historical analysis of items sold below cost. Lower of cost or market adjustments included in ending inventory at December 29, 2012 and December 31, 2011 were $2.7 million and $3.4 million, respectively.

Our lower of cost or market adjustments contain uncertainties because the calculations require management to make assumptions and to apply judgment regarding forecasted consumer demand, the promotional environment, technological obsolescence and consumer preferences.

We have not made any material changes in our inventory valuation methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market adjustments. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material. If we had to take additional markdowns of 10% on all items included in merchandise inventory write-downs at December 29, 2012, net income would be affected by approximately $0.7 million in the fiscal year then ended.

Inventory—Capitalized Indirect Costs
Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store locations and operating costs of our merchandising, replenishment and distribution activities. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold. Indirect costs included in inventory value at December 29, 2012 and December 31, 2011 were $18.7 million and $17.8 million, respectively.

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

We have not made any material changes in our capitalized indirect cost methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our capitalized indirect costs. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our expenses included in capitalized indirect costs at December 29, 2012 would have affected net income by approximately $1.1 million in the fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Vendor Allowances Receivable
We establish a receivable and reduce inventory cost for income generated from vendor-sponsored programs, or vendor allowances, that is earned but not yet received from our vendors, which we calculate based on provisions of the programs in place. Due to the complexity of the individual agreements with vendors, we perform detailed analyses and review historical trends to determine an appropriate level for the vendor allowances receivable. Our receivable for vendor allowances at December 29, 2012 and December 31, 2011 was $3.0 million and $3.0 million, respectively, and is included in other current assets.

Our vendor allowances receivable contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including our ability to collect amounts due from vendors and in interim periods requires management to estimate future inventory purchases.

We have not made any material changes in the accounting methodology used to establish our vendor allowances receivable during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances receivable. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimate of our ability to collect vendor allowances at December 29, 2012 would have affected net income by approximately $0.1 million in the fiscal year then ended.

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

Our estimate of future cash flows is based on our analysis of the specific real estate market, including input from real estate firms; and economic conditions that can be difficult to predict. Costs associated with exit activities included in accrued expenses at December 29, 2012 and December 31, 2011 were $0.9 million and $1.1 million, respectively.

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

We have not made any material changes in the accounting methodology used to establish our location closing liability during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our location closing liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our location closing liability or to our estimated sub-lease income at December 29, 2012 would have affected net earnings by approximately $0.1 million in the fiscal year then ended.

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

In fiscal year 2012 we did not have any non-cash charges for impairment of long-lived assets. In fiscal year 2011, we recorded a non-cash charge of less than $0.1 million for impairment of long-lived assets.

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
Income Taxes
We estimate our annual effective income tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. Our effective tax rate is subject to change based on the mix of income from different state and foreign jurisdictions that tax at different rates, as well as the change in status or outcome of tax audits. Our income tax returns are periodically audited by the taxing authority in the jurisdictions in which we operate; these audits include questions regarding our tax filings, including the timing and amount of deductions and allocation of income among the various jurisdictions.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our effective tax rate and our income tax exposure. Our effective income tax rate is affected by changes in tax law in the jurisdictions in which we currently operate, tax jurisdictions of new stores, company earnings and the results of tax audits.

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

A 10% change in our self-insured liabilities and loss reserves relating to high-deductible insurance programs at December 29, 2012, would have affected net income by approximately $0.3 million in the fiscal year then ended.

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

A 10% change in our assumptions, such as volatility or expected term, for share-based compensation expense for the fiscal year ended December 29, 2012, would have affected net income by less than $0.1 million in the fiscal year then ended.

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
At the end of the 2012, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. In the fourth quarter of 2012, we entered into a five-year, amended and restated loan and security agreement pursuant to which the Company has up to $120.0 million in borrowing capacity, There are various interest rate options available, for more information, see Note 5 to our consolidated financial statements in Item 8 of this report.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 29, 2012. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that our internal control over financial reporting was effective as of December 29, 2012, based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.
Our internal control over financial reporting as of December 29, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in this report.

/S/ MATTHEW L. HYDE	/S/ THOMAS R. MORAN
Matthew L. Hyde	Thomas R. Moran
President and Chief Executive Officer (principal executive officer)	Senior Vice President and Chief Financial Officer (principal financial officer)

March 7, 2013	March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
West Marine, Inc.
We have audited the internal control over financial reporting of West Marine, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 29, 2012 and December 31, 2011 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2012. Our report dated March 7, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP
San Francisco, CA
March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
West Marine, Inc.
We have audited the accompanying consolidated balance sheets of West Marine, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Marine, Inc. and Subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), West Marine, Inc. and Subsidiaries’ internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2013 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
San Francisco, CA
March 7, 2013

WEST MARINE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2012 AND DECEMBER 31, 2011
(in thousands, except share data)

	Fiscal Year-End
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$56,542	$43,966
Trade receivables, net of allowances of $278 in 2012 and $301 in 2011	6,723	5,771
Merchandise inventories	194,332	193,375
Deferred income taxes	4,622	7,118
Assets held for sale	4,283	—
Other current assets	16,371	13,792
Total current assets	282,873	264,022
Property and equipment, net	59,532	60,746
Long-term deferred income taxes	8,392	7,800
Other assets	3,471	3,089
TOTAL ASSETS	$354,268	$335,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,074	$25,085
Accrued expenses and other	40,928	41,007
Total current liabilities	62,002	66,092
Deferred rent and other	13,858	13,922
Total liabilities	75,860	80,014
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 23,777,030 shares issued and 23,746,140 shares outstanding at December 29, 2012 and 23,022,654 shares issued and 22,991,764 shares outstanding at December 31, 2011	24	23
Treasury stock	(385)	(385)
Additional paid-in capital	193,388	186,089
Accumulated other comprehensive loss	(791)	(727)
Retained earnings	86,172	70,643
Total stockholders’ equity	278,408	255,643
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$354,268	$335,657

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2012, DECEMBER 31, 2011 AND JANUARY 1, 2011
(in thousands, except per share data)

	2012	2011	2010
Net revenues	$675,251	$643,443	$622,802
Cost of goods sold	477,145	458,444	447,161
Gross profit	198,106	184,999	175,641
Selling, general and administrative expense	172,837	162,860	160,838
Restructuring costs (recoveries) (Note 3)	99	(50)	(261)
Impairment of long-lived assets (Note 1)	—	50	180
Income from operations	25,170	22,139	14,884
Interest expense	841	918	637
Income before income taxes	24,329	21,221	14,247
Provision (benefit) for income taxes	8,800	(8,441)	1,020
Net income	$15,529	$29,662	$13,227
Net income per common and common equivalent share:
Basic	$0.67	$1.30	$0.59
Diluted	$0.65	$1.27	$0.57
Weighted-average common and common equivalent shares outstanding:
Basic	23,312	22,762	22,492
Diluted	23,771	23,286	23,014

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2012, DECEMBER 31, 2011 AND JANUARY 1, 2011
(in thousands)

	2012	2011	2010
Net income	$15,529	$29,662	$13,227
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax of $0	(64)	22	(243)
Other comprehensive income (loss)	(64)	22	(243)
Total comprehensive income	$15,465	$29,684	$12,984

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2012, DECEMBER 31, 2011 AND JANUARY 1, 2011
(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 2, 2010	22,345,983	$22	$(385)	$177,459	$27,754	$(506)	$204,344
Net income					13,227		13,227
Foreign currency translation adjustment, net of tax of $0						(243)	(243)
Common stock issued under equity compensation plan	195,758	1		3,522			3,522
Tax benefit from equity issuance, including excess tax benefit of $283				292			292
Sale of common stock pursuant to Associates Stock Buying Plan	83,452			618			618
Balance at January 1, 2011	22,625,193	$23	$(385)	$181,891	$40,981	$(749)	$221,761
Net income					29,662		29,662
Foreign currency translation adjustment, net of tax of $0						22	22
Common stock issued under equity compensation plan	282,813			3,733			3,733
Tax deficiency from equity issuance, including excess tax benefit of $347				(204)			(204)
Sale of common stock pursuant to Associates Stock Buying Plan	83,758			669			669
Balance at December 31, 2011	22,991,764	$23	$(385)	$186,089	$70,643	$(727)	$255,643
Net income					15,529		15,529
Foreign currency translation adjustment, net of tax of $0						(64)	(64)
Common stock issued under equity compensation plan	667,281	1		6,990			6,991
Tax deficiency from equity issuance, including excess tax benefit of $380				(389)			(389)
Sale of common stock pursuant to Associates Stock Buying Plan	87,095			698			698
Balance at December 29, 2012	23,746,140	$24	$(385)	$193,388	$86,172	$(791)	$278,408

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2012, DECEMBER 31, 2011 AND JANUARY 1, 2011
(in thousands)

	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$15,529	$29,662	$13,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,301	14,314	14,926
Impairment of long-lived assets	—	50	180
Share-based compensation	3,128	2,394	2,506
Tax benefit (deficiency) from equity issuance	(389)	(204)	292
Excess tax benefit from share-based compensation	(380)	(347)	(283)
Deferred income taxes	1,588	(12,745)	(825)
Provision for doubtful accounts	223	54	80
Lower of cost or market inventory adjustments	925	1,154	1,966
Loss (gain) on asset disposals	103	(13)	192
Changes in assets and liabilities:
Trade receivables	(1,175)	(220)	(119)
Merchandise inventories	(1,882)	7,059	(6,922)
Other current assets	(2,578)	2,946	3,066
Other assets	(164)	112	(582)
Accounts payable	(4,769)	(4,610)	(4,358)
Accrued expenses and other	329	(2,330)	(440)
Deferred items and other non-current liabilities	252	(47)	1,987
Net cash provided by operating activities	26,041	37,229	24,893
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	122	64	71
Purchases of property and equipment	(17,953)	(17,710)	(14,139)
Net cash used in investing activities	(17,831)	(17,646)	(14,068)
FINANCING ACTIVITIES:
Borrowings on line of credit	5,224	28,758	46,890
Repayments on line of credit	(5,224)	(28,758)	(46,890)
Payment of loan costs	(561)	—	(980)
Proceeds from exercise of stock options	3,863	1,339	1,017
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	698	669	618
Excess tax benefit from share-based compensation	380	347	283
Net cash provided by financing activities	4,380	2,355	938
Effect of exchange rate changes on cash	(14)	9	(23)
NET INCREASE IN CASH	12,576	21,947	11,740
CASH AT BEGINNING OF PERIOD	43,966	22,019	10,279
CASH AT END OF PERIOD	$56,542	$43,966	$22,019
Other cash flow information:
Cash paid for interest	$693	$645	$475
Cash paid (refunded) for income taxes	7,222	3,547	(2,325)
Non-cash investing activities
Property and equipment additions in accounts payable	999	1,757	1,465

See notes to consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS—West Marine Inc. and its consolidated subsidiaries (“West Marine” or the “Company,” unless the context requires otherwise) is a specialty retailer of boating supplies and has three reportable segments—Stores, Port Supply (wholesale) and Direct-to-Consumer (retail eCommerce, direct mail catalogs, and call center)—which all sell aftermarket recreational boating supplies directly to customers. At December 29, 2012, West Marine offered its products through 300 Company-operated stores in 38 states, Puerto Rico, Canada and five franchised stores in Turkey, through its call center channel and on the Internet. The Company is also engaged, through its Port Supply division and its stores, in the wholesale distribution of products to commercial customers and other retailers.
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
YEAR-END—The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31. Fiscal years 2012, 2011 and 2010 consisted of the 52 weeks ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. References to 2012, 2011 and 2010 are to the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.
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
INVENTORIES—Merchandise inventories are carried at the lower of cost or market on an average cost basis. Capitalized indirect costs include freight charges for transporting merchandise to warehouses or store locations and operating costs incurred for merchandising, replenishment and distribution activities. Indirect costs included in inventory value at the end of fiscal years 2012 and 2011 were $18.7 million million and $17.8 million, respectively. Indirect costs included in inventory value are recognized as an increase in cost of goods sold as the related products are sold.
Inventories are written down to market value when cost exceeds market value, based on historical experience and current information. Reserves for estimated inventory shrinkage based on historical shrinkage rates determined by the Company’s physical merchandise inventory counts and cycle counts were $2.0 million and $2.3 million at the end of fiscal years 2012 and 2011, respectively. Reserves for estimated inventory market value below cost, based upon current levels of aged and discontinued product and historical analysis of inventory sold below cost, were $2.7 million and $3.4 million at the end of fiscal years 2012 and 2011, respectively.
DEFERRED CATALOG AND ADVERTISING COSTS—The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the expected net sales period, which is generally from one month to 11 months. Advertising costs, which are included in selling, general and administrative (“SG&A”) expense, are expensed as incurred and were $6.4 million, $6.0 million and $5.6 million in 2012, 2011 and 2010, respectively. The capitalized value of prepaid catalog and advertising costs on the Balance Sheet was immaterial as of December 29, 2012 and December 31, 2011, respectively.
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
ASSETS HELD FOR SALE—The Company entered into an agreement to sell the land and building of its former Ft. Lauderdale store during the third quarter of fiscal 2012. The location has been vacant since the Company's new flagship store opened in November 2011. During the interim time, the Company was actively marketing the site for lease. On September 28, 2012, the Company received an offer for the site and has accepted the purchase agreement price of $4.5 million. The sale is subject to customary closing conditions and closing costs and is expected to close in March 2013. These assets have been removed from property, plant and equipment and are presented in the current assets section of the balance sheet as assets held for sale. The Company does not expect a significant gain or loss on the sale.
CAPITALIZED INTEREST—The Company capitalizes interest on major capital projects. The Company did not capitalize interest in 2012 and capitalized $0.1 million in 2011.
CAPITALIZED SOFTWARE COSTS—Capitalized computer software, included in property and equipment, reflects costs related to internally-developed or purchased software that are capitalized and amortized on a straight-line basis, generally over a period ranging from three to seven years.
INTANGIBLE ASSETS—The Company completes an impairment test annually or more frequently if evidence of possible impairment arises. No impairment was recognized in 2010, 2011 or 2012. Amortization expense for other intangible assets was less than $0.1 million in each of the years 2012, 2011 and 2010. Amortization expense in each of the next five years is not expected to be significant.
ASSET RETIREMENT OBLIGATIONS—The Company estimates the fair value of obligations to clean up and restore leased properties under agreements with landlords and records the amount as a liability when incurred. Liabilities for asset retirement obligations were $0.8 million as of December 29, 2012, $0.8 million as of December 31, 2011 and $0.7 million as of January 1, 2011. There were no significant changes attributable to the following components during the 2012, 2011, or 2010 reporting periods: liabilities incurred, liabilities settled, accretion expense, and revisions in estimated cash flows.
IMPAIRMENT OF LONG-LIVED ASSETS—The Company reviews long-lived assets, including intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated undiscounted future cash flows from the long-lived asset are less than the carrying value, a loss equal to the difference between carrying value and the fair market value of the asset is recorded. The Company recorded no asset impairment charges in 2012, less than $0.1 million in 2011 and $0.2 million in 2010.
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

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and records the difference between the amount charged to rent expense and the rent paid as deferred rent. Tenant improvement allowances received from landlords are deferred and amortized to reduce rent expense over the expected life of the lease.
INCOME TAXES—Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between existing financial statement carrying amounts and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured at the tax rate expected to be in effect for the taxable years in which we expect those temporary differences to be recovered or settled. We recognize the effect of changes in tax rates on deferred tax assets and liabilities in the period that includes the enactment date of the change. In determining our provision for income taxes, we use an annual effective income tax rate based on annual income, permanent differences between book and taxable income, and statutory income tax rates. The effective tax rate is adjusted as additional information becomes available. The effective rate also reflects our assessment of the ultimate outcome of tax audits. Discrete events such as audit settlements and changes in tax laws are recognized in the period in which they occur. A valuation allowance is recorded to reduce deferred tax assets to the amount estimated as more likely than not to be realized. The Company also accounts for uncertainties in income taxes recognized in its financial statements. For more information, see Note 8.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 29, 2012, the entire $56.5 million of the Company's cash consisted of cash on hand and bank deposits and was classified within Level 1 because they were valued using quoted market prices. As of December 31, 2011, the entire $44.0 million of the Company's cash consisted of cash on hand and bank deposits and was classified within Level 1 because they were valued using quoted market prices.
REVENUE RECOGNITION—Sales, net of estimated returns, are recorded when merchandise is purchased by customers at store locations. Revenue is recognized when merchandise shipped from a warehouse is received by the customer, based upon the estimated date of receipt by the customer. Reserves for sales returns were as follows:

	2012	2011	2010
		(in thousands)
Reserve for product sales returns—beginning balance	$(1,082)	$(995)	$(924)
Additions	(1,702)	(1,792)	(1,614)
Deductions	1,655	1,705	1,543
Reserve for product sales returns—ending balance	$(1,129)	$(1,082)	$(995)

ACCOUNTS RECEIVABLE—Accounts receivable consists of amounts owed to West Marine for sales of services or goods on credit for our wholesale customers. The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. The Company determines this allowance based on overall estimated exposure. Factors impacting the allowance include the level of gross receivables, the financial condition of our customers and the economic risks for certain customers. The allowances for doubtful accounts receivable were as follows:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011	2010
		(in thousands)
Allowance for doubtful accounts receivable—beginning balance	$(301)	$(431)	$(580)
Additions	(788)	(687)	(701)
Deductions and other adjustments	811	817	850
Allowance for doubtful accounts receivable—ending balance	$(278)	$(301)	$(431)

The Company's policy for writing off uncollectible trade accounts receivables consists of systematic follow-up of delinquent accounts (over 90 days past the customer's terms of sale) and management review of accounts over a set dollar amount.

UNREDEEMED GIFT CARDS—Aggregate sales of gift cards for fiscal years 2012, 2011 and 2010 were $18.7 million, $15.4 million and $14.4 million, respectively. Sales of gift cards are deferred and treated as a liability on our balance sheet either until redeemed by customers in exchange for products or until we determine that future redemption of the card by the customer is remote, also called breakage. Breakage for unused gift cards is recognized using the redemption recognition method. Under this method, we estimate breakage based on Company-specific data by analyzing historical experience and deriving a rate that represents the amount of gift cards that are expected to be unused and not subject to escheatment. This rate is then applied, and breakage is recognized in income, over the period of redemption. Gift card breakage income for 2012, 2011 and 2010 was $0.8 million, $0.6 million and $0.5 million, respectively, and is included as net revenues in the Company's operating results.
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
FOREIGN CURRENCY—Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. West Marine Canada’s functional currency is the Canadian dollar. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of other comprehensive income in the Consolidated Statements of Stockholders’ Equity. Gains (losses) from foreign currency transactions included in SG&A expense for 2012, 2011 and 2010 were $0.1 million, $(0.2) million and $0.4 million, respectively.
ACCRUED EXPENSES—Accrued expenses consist of the following (in thousands):

	2012	2011
Accrued compensation and benefits	$12,184	$10,617
Accrued bonus	4,705	3,560
Unredeemed gift cards	6,765	6,585
Other accrued expenses	17,274	20,245
Accrued expenses	$40,928	$41,007

NET INCOME PER SHARE—Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.5 million shares, 2.2 million shares and 2.1 million shares of common stock that were outstanding in 2012, 2011 and 2010, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	2012		2011		2010
	Shares	Net Income Per Share	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	23,312	$0.67	22,762	$1.30	22,492	$0.59
Effect of dilutive stock options	459	(0.02)	524	(0.03)	522	(0.02)
Diluted	23,771	$0.65	23,286	$1.27	23,014	$0.57

DERIVATIVE INSTRUMENTS—The Company did not purchase or hold any derivative financial instruments during the three years ended December 29, 2012.
CASH AND CASH EQUIVALENTS—Cash consists entirely of cash on hand and bank deposits, of which approximately $54.3 million exceeded FDIC insurance limits as of December 29, 2012. As of December 29, 2012, the Company had no cash equivalents. As of December 31, 2011, approximately $42.6 million exceeded FDIC insurance limits. As of December 31, 2011, the Company had no cash equivalents.
We had no outstanding checks in excess of funds on deposit (book overdrafts) at December 29, 2012.
SABBATICAL LEAVE—Certain full-time associates are eligible to receive sabbatical leave after each 10 years of continuous employment. The estimated sabbatical liability is based on a number of factors, including actuarial assumptions and historical trends. In fiscal years 2012 and 2011, the Company had a recorded liability of $1.0 million and $0.9 million, respectively, as an estimate of accumulated sabbatical leave as of the respective balance sheet dates.
NOTE 2: SHARE-BASED COMPENSATION
West Marine’s Omnibus Equity Incentive Plan (the “Plan”) is intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of associates and non-employee directors upon whose judgment, interest and special effort the successful conduct of its operation is largely dependent. The Plan permits a variety of compensation methods, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units and other share-based awards. All associates and non-employee directors are eligible to participate under the Plan, with the exception of Randolph K. Repass, Chairman of the Company’s Board of Directors and a significant, but not controlling, stockholder. At year-end 2012, 10,300,000 shares of common stock had been reserved under the Plan and 1,836,467 shares were available for future issuance.
The Company recognizes compensation expense for share-based payments based on the grant date fair value of the awards. Share-based payments consist of stock option grants, restricted share awards, restricted stock units and Associates Stock Buying Plan ("Buying Plan") issuances, each as described further below.
Share-based compensation expense for 2012, 2011 and 2010 was approximately $3.1 million, $2.4 million and $2.5 million, respectively, of which expense for stock options was $1.9 million, $1.8 million and $2.2 million in 2012, 2011 and 2010, respectively. In 2012, the Company recognized $0.4 million in tax benefits from stock options exercised, restricted stock vested and disqualifying Buying Plan transactions, of which $0.4 million was recognized as excess tax benefits in additional paid-in capital and $0.4 million was recognized as cash flow from financing activities. In 2011, the Company recognized $0.2 million in tax benefits from stock options exercised, restricted stock vested and disqualifying Buying Plan transactions, of which $0.3 million was recognized as excess tax benefits in additional paid-in capital and $0.3 million was recognized as cash flow from financing activities. In 2010, the Company recognized $0.3 million in tax benefits from stock options exercised, restricted stock vested and disqualifying stock purchase plan transactions, of which $0.3 million was recognized as excess tax benefits in additional paid-in capital and $0.3 million was recognized as cash flow from financing activities. The tax benefit was included in the Company’s consolidated statement of operations for the same period. Share-based compensation of $0.5 million was included in capitalized indirect inventory in 2012, $0.4 million in 2011 and $0.3 million in 2010.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in cost of goods sold and SG&A expense is share-based compensation expense, net of estimated forfeitures, that have been included in the statements of operations for all share-based compensation arrangements as follows:

(in thousands)	2012	2011	2010
Cost of goods sold	$542	$409	$334
Selling, general and administrative expense	2,586	1,985	2,172
Share-based compensation expense	$3,128	$2,394	$2,506

Stock Options
West Marine awards options to purchase shares of common stock to its non-employee directors and to certain eligible associates employed at the time of the grant. For fiscal 2007 through 2010, options granted to associates under the Plan vested over three years and expire five years following the grant date. Grants in 2006 vested over four years and generally expired five years from the grant date. Grants in 2011 and 2012 vest over three years and expire seven years from the grant date. Prior to 2011, options granted to non-employee directors vested after six months and expire five years from the grant date. Options granted to non-employee directors in 2012 vest after one year and expire seven years from the grant date. Options granted to non-employee directors in 2011 vested after six months and expire seven years from the grant date. The Company has determined the fair value of options awarded by applying the Black-Scholes Merton option pricing valuation model and using following assumptions:

	2012	2011	2010
Expected price volatility	49%	49%	51%
Risk-free interest rate	0.5% - 0.6%	1.4%	0.9% - 1.7%
Weighted-average expected term (years)	4.5	4.5	3.5
Dividend yield	—	—	—

Expected price volatility: This is the percentage amount by which the price of West Marine common stock is expected to fluctuate annually during the estimated expected life for stock options. Expected price volatility is calculated using historical monthly closing prices over a period matching the weighted-average expected term, as management believes such changes are the best indicator of future volatility. An increase in expected price volatility would increase compensation expense.
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
A summary of the Company’s stock option activity in 2012, 2011 and 2010 is as follows:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Option Grant Date Fair Value
Outstanding at year-end 2009 (1,969,741 stock options exercisable at a weighted-average exercise price of $15.32)	3,636,572	11.37	5.80
Granted	734,875	10.95	4.12
Exercised	(184,995)	5.49	2.82
Forfeited	(79,856)	8.11	2.89
Expired	(354,795)	18.84	12.00
Outstanding at year-end 2010 (2,238,084 stock options exercisable at a weighted-average exercise price of $12.85)	3,751,801	10.93	5.08
Granted	452,887	10.36	4.27
Exercised	(270,721)	4.95	1.77
Forfeited	(96,340)	8.56	3.18
Expired	(303,087)	13.71	5.57
Outstanding at year-end 2011 (2,492,684 stock options exercisable at a weighted-average exercise price of $11.72)	3,534,540	11.14	5.24
Granted	361,636	10.69	4.28
Exercised	(642,246)	6.07	2.04
Forfeited	(35,256)	10.01	3.91
Expired	(701,943)	15.92	7.84
Outstanding at year-end 2012 (1,678,468 stock options exercisable at a weighted-average exercise price of $11.25)	2,516,731	11.05	5.21

The weighted-average grant date fair value of options granted in 2012, 2011 and 2010 was $4.28, $4.27 and $4.12 per share, respectively. The aggregate fair value of options vested during 2012, 2011 and 2010 was $3.3 million, $4.2 million and $5.4 million, respectively.
As of market close December 29, 2012, the aggregate intrinsic value for stock options outstanding was $4.1 million, and $3.9 million for exercisable options. The total intrinsic value of options actually exercised was $3.0 million in 2012, $1.3 million in 2011 and $0.9 million in 2010. In 2012, the weighted-average grant date fair value of options granted was $4.28 per share. There were 1,103,102 options that vested in 2012 with an aggregate grant date fair value of $3.3 million. At December 29, 2012, unrecognized compensation expense for stock options, net of expected forfeitures, was $2.5 million, with a weighted-average remaining expense recognition period of 1.8 years.
Additional information for options outstanding at year-end 2012 is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Underlying	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$ 0 – $ 7.00	705,786	1.0	$5.25	705,786	1.0	$5.25
7.01 – 10.75	683,071	5.8	10.31	141,742	5.4	10.35
10.76 – 15.54	776,599	2.8	11.35	479,665	2.2	11.40
15.55 – 22.00	167,195	0.4	16.22	167,195	0.4	16.22
22.01 – 29.70	184,080	1.2	29.50	184,080	1.2	29.50
$ 0 – 29.70	2,516,731	2.8	$11.05	1,678,468	1.7	$11.25

At December 29, 2012, there were 1,787,251 stock options expected to vest in the future, with an intrinsic value of $2.9 million, a weighted-average exercise price of $9.16 per share and a weighted-average remaining contractual term of 0.8 years.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Share Awards
The Plan also provides for awards of shares to eligible associates and non-employee directors that are subject to restrictions on transfer for a period of time (“restricted shares”). Vesting of restricted shares for eligible associates and non-employee directors is subject to continuing service to West Marine. Restricted shares granted to non-employee directors in 2011 vest 100% one year after the grant date. No restricted shares were awarded in 2012. Compensation expense for restricted share awards was $0.1 million in 2012. There was no unrecognized compensation expense for unvested restricted share awards, net of expected forfeitures, in 2012. A summary of restricted share activity in 2012, 2011 and 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at year-end 2009 (weighted-average remaining vesting period of 0.4 years)	7,025	5.97
Granted	7,303	10.60
Vested	(7,025)	5.97
Forfeited	—
Unvested at year-end 2010 (weighted-average remaining vesting period of 0.5 years)	7,303	10.60
Granted	13,347	9.95
Vested	(7,303)	10.60
Forfeited	—
Unvested at year-end 2011 (weighted-average remaining vesting period of 0.5 years)	13,347	9.95
Granted	—
Vested	(13,347)	9.95
Forfeited	—
Unvested at year-end 2012	—	—

The weighted-average grant date fair value of restricted shares granted in 2011 and 2010 was $9.95 and $10.60 per share, respectively. There were no restricted shares granted in 2012. The total fair value of restricted shares vested in 2012, 2011 and 2010 was $0.1 million, $0.1 million and less than $0.1 million, respectively.
Restricted Stock Units
The Plan also provides for awards of restricted stock units (“RSU's”) to eligible associates and non-employee directors that are subject to the recipient's continuing service to the Company. RSU's granted to eligible associates in 2011 and 2012 vest over a three-year period at the rate of 33%, 33% and 34% on the anniversary of the grant date. RSU's granted to eligible non-employee directors in 2012 vest on the one-year anniversary of the grant date. Compensation expense for RSU's was $0.9 million in 2012. Unrecognized compensation expense for unvested RSU's, net of expected forfeitures, was $2.2 million in 2012. A summary of RSU activity in 2012 and 2011 is as follows:

	Number of RSU's	Weighted Average Grant Date Fair Value
Unvested at year-end 2010	—
Granted	134,544	10.36
Vested	—
Forfeited	(1,406)	10.36
Unvested at year-end 2011 (weighted-average remaining vesting period of 2.4 years)	133,138	10.36
Granted	188,001	10.56
Vested	(44,052)
Forfeited	(2,236)	10.34
Unvested at year-end 2012 (weighted-average remaining vesting period of 2.0 years)	274,851	10.50

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of RSU's granted in 2012 and 2011 was $10.56 and $10.36 per share. The total fair value of RSUs vested in 2012 was $0.5 million.
Associates Stock Buying Plan
The Company has a Buying Plan under which all eligible associates may elect to participate on semiannual grant dates. Participating associates purchase West Marine shares at 85% of the lower of the closing price on (a) the grant date or (b) the purchase date. The Buying Plan includes a twelve calendar month holding period for all purchases beginning on the date on which shares are purchased by participants under the Buying Plan. The number of shares purchased under the Buying Plan in 2012, 2011 and 2010 were 87,095, 83,758 and 83,452, respectively. Expense recognized in 2012 was $0.2 million. Expense recognized in each of the years 2011 and 2010 was $0.3 million. Shares available for future issuance under the Buying Plan at the end of 2012, 2011 and 2010 were 504,743, 591,838 and 675,596, respectively. Assumptions used in determining the fair value of shares issued under the Buying Plan during 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Expected price volatility	39%-49%	36%-67%	52%-60%
Risk-free interest rate	0.1%-0.2%	0.1%	0.2%-0.3%
Weighted-average expected term (years)	0.5	0.5	0.5
Dividend yield	—	—	—
Manager Share Appreciation Plan

During 2012, West Marine introduced and awarded a new form of compensation, the Manager Share Appreciation Plan (“MSAP”). This award is a long-term cash incentive intended to both motivate and reward certain West Marine Associates. The MSAP award is a cash incentive which is tied to appreciation in West Marine's stock price. The appreciation on MSAP awards is capped. The plan is cash-settled plan and earned by associates over a number of years; therefore, it is within the scope of Accounting Standards Codification 718, Compensation - Stock Compensation because the amount earned by the associates is based on the price of the Company's stock. Additionally, since the award is settled in cash, the fair value of the award is recorded as a liability, rather than equity. As such, the Company re-measures the awards at fair value each reporting period until the award is settled. The awards vest 33%, 33% and 34% over a three-year period.

Fair value was determined using a Monte Carlo simulation model. A Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for West Marine. These stock prices are used to determine the fair values of the awards that have been granted. The Company is using the forfeiture rate of its non-qualified stock options, since the Company does not have sufficient history of the MSAP awards. The Company believes this is a reasonable interim assumption until the Company has sufficient forfeiture history on these awards. The fair value of the award at December 29, 2012 was $2.04 per award. Assumptions used in determining the fair value of the MSAP awards during 2012 were as follows:

2012
Expected price volatility	45%
Risk-free interest rate	0.6%
Weighted-average expected term (years)	4.2
Dividend yield	—
There were 162,125 grants of MSAP awards on June 1, 2012, to eligible associates. During 2012, there were 13,375 MSAP forfeitures resulting in net MSAP shares of 148,750. The MSAP compensation expense recorded for 2012 was $0.1 million and the corresponding liability at December 29, 2012 was also $0.1 million.
NOTE 3: RESTRUCTURING COSTS
Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities that are part of formal restructuring plans. Severance benefits are detailed in approved severance plans, which are specific as to number, position, location and timing. In addition, severance benefits are communicated in specific detail to affected employees and are unlikely to change when costs are recorded. Costs are recognized over the period services are rendered, otherwise they are recognized when they are communicated to the employees. These costs are not material to any reportable segment. Other associated costs, such as legal and professional fees, are expensed as incurred. Accrued liabilities related to costs associated with restructuring activities outstanding as of December 29, 2012 were $0.9 million. Restructuring charges are expected to be fully paid by April 2019, and the cumulative amount incurred through December 29, 2012 is $20.2 million. The restructuring charges are reflected on the consolidated statement of income on the restructuring costs (recoveries) line.
Costs and obligations (included in “Accrued liabilities” in the Company’s consolidated balance sheets) recorded in 2012, 2011 and 2010 in conjunction with the restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Ending balance, January 2, 2010	$590	$3,936	$4,526
Reduction in charges	(45)	(216)	(261)
Payments	(252)	(1,771)	(2,023)
Ending balance, January 1, 2011	$293	$1,949	$2,242
Charges (reduction in charges)	19	(69)	(50)
Payments	(152)	(976)	(1,128)
Ending balance, December 31, 2011	$160	$904	$1,064
Charges	8	91	99
Payments	(10)	(303)	(313)
Ending balance, December 29, 2012	$158	$692	$850
NOTE 4: PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at fiscal year-end 2012 and 2011 (in thousands):

	At Year-End
	2012	2011
Furniture and equipment	$68,238	$65,430
Computer software and hardware	75,502	90,492
Leasehold improvements	70,462	68,359
Land and building	600	7,439
Property and equipment, at cost	214,802	231,720
Accumulated depreciation and amortization	(155,270)	(170,974)
Property and equipment, net	$59,532	$60,746

Depreciation and amortization expense for property and equipment was $15.3 million, $14.3 million and $14.9 million in 2012, 2011 and 2010, respectively.
NOTE 5: LINES OF CREDIT AND LONG–TERM DEBT
On November 30, 2012, West Marine and certain of its subsidiaries, along with the lenders that are signatories thereto and Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC), as agent for the lenders, entered into a first amendment to the Company's amended and restated loan and security agreement, to, among other things, amend the procedures by which we may request the issuance of letters of credit; reduce the interest rates applicable to borrowings under the amended and restated loan and security agreement; reduce the fee that the Company must pay on undrawn availability; extend the maturity of the agreement to November 30, 2017; and at the Company's request, reduce the maximum available borrowing capacity from $140.0 million to $120.0 million. In addition, at the Company's option and subject to certain conditions, the Company may increase its borrowing capacity up to an additional $25.0 million. All other material terms of the amended and restated loan and security agreement remained unchanged. The amount available to be borrowed is based on a percentage of certain of the Company's inventory (excluding capitalized indirect costs) and accounts receivable.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% to 1.0% and for option (2) above is between 1.5% and 2.0%.
The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For 2012, 2011 and 2010, the weighted-average interest rate on all of our outstanding borrowings was 4.7%, 3.1% and 1.5%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on the Company’s ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, the loan is asset-based (which means the Company’s lenders maintain a security interest in the Company’s inventory and accounts receivable which serve as collateral for the loan), and the amount the Company may borrow under its revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, the Company must maintain minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. These events of default include, after the expiration of any applicable grace periods, payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, material payment defaults (other than under the loan agreement), voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, change of control and other customary defaults. A default under this loan agreement also could significantly and adversely affect the Company’s ability to obtain additional or alternative financing. As of December 29, 2012, the Company was in compliance with the covenants under this loan agreement.
At the end of fiscal year 2012, there were no amounts outstanding under this revolving credit facility, $91.7 million was available for future borrowings, and there was $1.0 million in unamortized loan costs. At the end of fiscal year 2011, there were no amounts outstanding under this revolving credit facility, $86.9 million was available for future borrowings, and there was $0.6 million in unamortized loan costs. At the end of fiscal years 2012 and 2011, the Company had $5.1 million and $8.3 million of outstanding commercial and stand-by letters of credit, respectively.
NOTE 6: RELATED PARTY TRANSACTIONS
During 2012, West Marine did not enter into any new related party transactions. In addition, the company terminated one related party lease during 2012 and one during 2011, as further described below.
Randolph K. Repass, West Marine's founder and Chairman of the Board, is a general partner of three partnerships in which he, together with certain members of his family, owns substantially all of the partnership interests. Geoffrey A. Eisenberg, our former Chief Executive Officer, is a 7.5% limited partner in the two partnerships from which the Company leases its Watsonville, California support center and its store in Santa Cruz, California.
West Marine has leased its store in Santa Cruz, California, its store in Braintree, Massachusetts, and its support center in Watsonville, California since 1982, 1996 and 1988, respectively. Negotiations for these transactions were conducted at arms' length using independent representatives for each party at the time these leases were entered into. Although these leases have been in place for a number of years, the Company's Audit Committee nonetheless reviews these transactions annually to determine if they remain in the best interest of the Company. In this regard, the Committee considered that Messrs. Repass and Eisenberg entered into a re-negotiation of the rental terms for the support center during 2009, prior to the expiration of the lease term. Although under the no compulsion to do so, Mr. Repass acknowledged the soft real estate market conditions at the time and agreed to a rent reduction. Additionally, in July 2011, a lease amendment was signed which reduced the amount of Watsonville support center storage space leased to the Company and which extended the storage space lease from November 2011 to October 2016 to be coterminous with the support center lease. Due to the lease amendment, the Company's related contractual obligation decreased by immaterial amounts for fiscal years 2011 through 2016.
From February 2002 through March 2011, West Marine leased its store in Palo Alto, California from a trust, for which Randolph K. Repass is the trustee. The trust sold the property on March 18, 2011, and the Company terminated its lease effective as of that date. West Marine leased its store in New Bedford, Massachusetts from a corporation of which Mr. Repass' brother is the President and his father is a member of the board of directors and a major stockholder. The New Bedford lease expired in February 2012, and the Company terminated the lease in May 2012. The Company opened a new store in the neighboring area which is leased from a party unrelated to West Marine.
The lease for the Company support center is West Marine's most significant related party transaction. West Marine made payments to the above-related parties during fiscal years 2012, 2011 and 2010 in the aggregate amount of approximately $1.8 million for each year.
Related party transactions, including related party lease renewals, are pre-approved by West Marine's Board of Directors acting through the Audit Committee. The Audit Committee reviews and determines that the related party transaction is in the best interest of the Company and its shareholders. As of December 29, 2012, there were no amounts due to related parties.
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
The aggregate minimum annual contractual payments under non-cancelable leases, reduced for sublease income, in effect at fiscal year-end 2012 were as follows (in thousands):

2013	$46,618
2014	41,859
2015	36,232
2016	30,721
2017	25,491
Thereafter	90,928
Minimum non-cancelable lease payments, net	$271,849

No assets of the Company were subject to capital leases at fiscal year-end 2012, 2011 and 2010. All but a limited number of the Company’s purchase commitments, which are not material, are cancelable without payment and, therefore, have been excluded from the table above.
Following is a summary of rent expense by component (in thousands):

	2012	2011	2010
Minimum rent	$48,131	$46,578	$44,273
Percent rent	91	88	87
Sublease income	(23)	(43)	(68)
Rent paid to related parties	1,593	1,550	1,528
Total rent expense	$49,792	$48,173	$45,820

The Company is party to various legal and administrative proceedings, claims and litigation and regulatory compliance audits arising from normal business activities. Additionally, many of these proceedings and audits raise complex factual and

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

legal issues and are subject to uncertainties. The Company cannot predict with assurance the outcome of these matters. Accordingly, material adverse developments, settlements, or resolutions may occur and negatively impact results in the quarter and/or fiscal year in which such developments, settlements or resolutions are reached.
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
For any claims, legal or administrative proceedings where the Company has determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For any such matters where a loss is reasonably possible, the range of estimated loss is not material.
The Company is subject to various routine and non-routine reviews, audits and investigations by various federal and state governmental regulators, including customs, environmental and tax authorities in the jurisdictions where it conducts business, which may result in assessments of additional duties, taxes, penalties, interest or the revision and recoupment of past payments made based on audit findings. In addition, certain third party suppliers have rights under their contracts with the Company to review and audit its use of their products, and an unfavorable audit could result in an adverse and possibly material claim for payment. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company believes it has adequately provided for obligations that would result from these legal and sales and use tax proceedings where it is probable it will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome. The Company is currently under audit for sales taxes in several jurisdictions. The tax periods open to examination by the major taxing jurisdictions for sales and use taxes are fiscal 2008 through fiscal 2012. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s future financial condition or results of operations. At December 31, 2011, accrued liabilities included a loss contingency accrual of $2.6 million related to a software license audit finalized in March 2012. At December 29, 2012, accrued liabilities included a loss contingency accrual of $0.7 million related to a recently-finalized trademark settlement.
NOTE 8: INCOME TAXES
Following is a summary of the (benefit) provision for income taxes (in thousands):

	2012	2011	2010
Currently payable:
Federal	$7,097	$4,112	$1,379
State	802	879	341
Foreign	79	(136)	125
Current taxes payable	7,978	4,855	1,845
Deferred:
Federal	615	(3,161)	(996)
State	(256)	(7,597)	—
Foreign	463	(2,538)	171
Deferred taxes (benefit)	822	(13,296)	(825)
Income tax (benefit) expense	$8,800	$(8,441)	$1,020

Following is a summary of the difference between the effective income tax rate and the statutory federal income tax rate:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.5	5.2	1.6
Non-deductible permanent items	1.6	0.7	0.6
Valuation allowance reversal	—	(73.9)	—
Valuation allowance on net deferred tax assets	—	—	(33.4)
Uncertain tax positions	1.2	(4.7)	1.1
Other	(3.1)	(2.1)	2.3
Effective tax rate	36.2%	(39.8)%	7.2%

Deferred tax assets and liabilities are recognized for the differences between the bases of the related assets and liabilities for financial reporting and income tax purposes, and are calculated using enacted tax rates in effect for the year the differences are expected to reverse. Following is a summary of the tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities (in thousands):

	2012	2011
Current:
Accrued expenses	$4,241	$4,993
Deferred compensation costs	2,321	1,860
Prepaid expenses	(1,721)	(1,487)
Capitalized inventory costs	2,050	2,083
Other inventory discounts	(958)	(1,035)
Federal effect of state and foreign deferred items	(1,080)	(1,414)
Net operating loss carryforwards	964	1,597
Change in tax accounting method	(2,731)	(825)
Other	1,841	1,661
Total current	4,927	7,433
Non-current:
Deferred rent	3,755	2,408
Fixed assets	(4,983)	(4,869)
Intangible assets	3,391	4,012
Charitable contribution carryforward	25	27
Net operating loss carryforwards	933	1,517
State tax credits	6,105	5,120
Federal effect of state and foreign deferred items	(2,292)	(2,072)
Share-based compensation	1,389	2,162
Change in tax accounting method	(1,612)	(2,447)
Other	2,616	2,551
Total non-current	9,327	8,409
Valuation allowance	(1,692)	(1,692)
Total deferred tax assets	$12,562	$14,150
Net deferred tax assets included in the accompanying consolidated balance sheet are as follows (in thousands):

	2012	2011
Current deferred income tax assets	$4,622	$7,118
Non-current deferred income tax assets	8,392	7,800
Non-current deferred income tax liabilities	(452)	(768)
Net deferred tax assets	$12,562	$14,150

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation allowance must be provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized, based upon consideration of all positive and negative evidence. In 2011, based on historical profits and expectations of future results, the Company released the majority of the valuation allowance against federal and state deferred tax assets. The Company continues to maintain a valuation allowance in the amount of $1.7 million against its South Carolina state tax credits until sufficient positive evidence exists to support the reversal of this valuation allowance.
At year-end 2012, the Company had no federal income tax net loss carryforwards and $18.1 million of state income tax net loss carryforwards that expire between 2013 and 2029. The Company also had foreign net loss carryforwards of $3.5 million that expire between 2013 and 2030. In addition, the Company had California state enterprise zone credits of $4.3 million that may be used for an indefinite period of time, and South Carolina tax credits of $1.7 million that expire between 2013 and 2017. These carryforwards are available to offset future taxable income.
Following is a summary of the change in valuation allowance (in thousands):

	2012	2011	2010
Valuation allowance—beginning of year	$1,692	$16,874	$23,195
Valuation allowance reductions	—	(15,182)	(6,321)
Valuation allowance—end of year	$1,692	$1,692	$16,874

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and cities, and Puerto Rico and Canada. The statute of limitations for examination by federal authorities is open for the years 2009 through 2011. With few exceptions, the statute of limitations for state jurisdictions is open for the years 2008 through 2011. The statute of limitations for Puerto Rico is six years and for Canada is seven years.
Unrecognized tax benefits activity for the fiscal years ending is summarized below (in thousands):

	2012	2011	2010
Unrecognized tax benefit—beginning of year	2,296	3,268	3,254
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	327	69	49
Reductions for tax positions of prior years	(36)	(218)	(4)
Settlements	—	—	(22)
Lapse of statutes of limitations	(34)	(823)	(9)
Unrecognized tax benefit—end of year	2,553	2,296	3,268

Included in the balance of unrecognized tax benefits at December 29, 2012 and December 31, 2011 are $2.2 million and $2.0 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate.
The Company recognizes accrued interest and penalties (not included in the table above) as a component of income tax expense. For fiscal year 2012, the Company recognized expense for interest and penalties of less than $0.1 million, while in 2011, interest and penalties expense was $0.2 million. At both December 29, 2012 and December 31, 2011, the Company had an accrued interest balance of $0.3 million and penalties totaling less than $0.1 million. The Company is unable to make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months, nor can we make an estimate of the range of any potential changes to the unrecognized tax benefits.
NOTE 9: EMPLOYEE BENEFIT PLANS
The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee’s contribution up to 5% of the employee’s annual compensation, subject to statutory limitations. The Company’s contributions to the plan were $0.6 million, $0.5 million and $0.6 million for fiscal years 2012, 2011 and 2010, respectively. Plan participants may choose from an array of mutual fund investment options. The plan does not provide for investments in West Marine common stock.
NOTE 10: SEGMENT INFORMATION

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has three reportable segments—Stores, Port Supply (wholesale) and Direct-to-Consumer—all of which sell merchandise directly to customers. The Stores segment sells products through the Company's store locations. The Port Supply segment sells products directly to wholesale customers through our wholesale website and our call center. The Direct-to-Consumer segment sells products through our retail eCommerce website, direct mail catalogs and our call center. The customer base overlaps between the Company’s Stores and Port Supply segments, and between its Stores and Direct-to-Consumer segments. All processes for the three segments within the supply chain are commingled, including purchases from vendors, distribution center activity and customer delivery. Revenues from external customers are derived from merchandise sales, and the Company does not rely on any major customers as a source of revenue.
The Company considers its individual stores to be operating segments. Each store's operating performance has been aggregated into one reportable segment. The Company's individual store operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics; class of consumer; nature of products; and distribution methods. There was no non-cash asset impairment charge in 2012. The Company recorded non-cash asset impairment charges of less than $0.1 million in 2011 and $0.2 million in 2010 primarily related to the Stores segment. The Company believes that disaggregating its operating segments would not provide meaningful additional information.
In addition to the Company’s 10 stores located in Canada and five franchised stores located in Turkey, revenues are attributed to geographic locations based on the location to which the Company ships its products. Through the Direct-to-Consumer segment, the Company promotes and sells products internationally through both its website and call center. The Company operates primarily in the United States with foreign revenues representing less than 5% of total net revenues during 2012, 2011 and 2010, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.
Segment assets are those directly allocated to an operating segment’s operations. For the Stores segment, assets primarily consist of leasehold improvements, computer assets, fixtures, land and buildings. For the Port Supply and Direct-to-Consumer segments, assets primarily consist of information technology assets. Unallocated assets include merchandise inventory, shared technology infrastructure, distribution centers, corporate headquarters, prepaid expenses, deferred taxes and other assets. Capital expenditures and depreciation expense for each segment are allocated to the assets assigned to the segment. Contribution is defined as net revenues less product costs and direct expenses.
Following is financial information related to the Company’s business segments (in thousands):

	2012	2011	2010
Net revenues:
Stores	$610,216	$578,863	$560,482
Port Supply	26,144	27,450	28,309
Direct-to-Consumer	38,891	37,130	34,011
Consolidated net revenues	$675,251	$643,443	$622,802
Contribution:
Stores	$87,682	$81,827	$77,591
Port Supply	(3,836)	(3,020)	(2,809)
Direct-to-Consumer	7,184	6,266	5,942
Consolidated contribution	$91,030	$85,073	$80,724
Reconciliation of consolidated contribution to net income:
Consolidated contribution	$91,030	$85,073	$80,724
Less:
Indirect costs of goods sold not included in consolidated contribution	(28,198)	(28,148)	(30,413)
General and administrative expense	(37,662)	(34,786)	(35,427)
Interest expense	(841)	(918)	(637)
Benefit (provision) for income taxes	(8,800)	8,441	(1,020)
Net income	$15,529	$29,662	$13,227

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011	2010
Assets:
Stores	$40,866	$40,266	$34,722
Port Supply	5,995	4,980	4,771
Direct-to-Consumer	40	44	112
Unallocated	307,367	290,367	269,281
Total assets	$354,268	$335,657	$308,886
Capital expenditures:
Stores	$12,910	$13,937	$10,246
Port Supply	—	—	—
Direct-to-Consumer	(6)	55	—
Unallocated	5,049	3,718	3,893
Total capital expenditures	$17,953	$17,710	$14,139
Depreciation and amortization:
Stores	$10,181	$9,395	$9,506
Port Supply	11	32	96
Direct-to-Consumer	5	109	229
Unallocated	5,104	4,778	5,095
Total depreciation and amortization	$15,301	$14,314	$14,926

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11: QUARTERLY FINANCIAL DATA
(Unaudited and in thousands, except per share data)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$121,468	$243,572	$191,924	$118,287
Gross profit	29,500	85,853	60,296	22,457
Selling, general and administrative expense	39,903	47,415	43,121	42,398
Income (loss) from operations	(10,408)	38,288	17,171	(19,881)
Net income (loss)	(6,247)	22,616	10,272	(11,112)
Net income (loss) per share:
Basic	$(0.27)	$0.97	$0.44	$(0.47)
Diluted	(0.27)	0.95	0.43	(0.47)
Stock trade price:
High	$13.41	$12.41	$12.22	$10.75
Low	10.35	9.94	9.67	9.39

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$113,817	$235,963	$180,269	$113,394
Gross profit	24,681	84,846	54,691	20,271
Selling, general and administrative expense	36,871	44,592	41,789	39,608
Income (loss) from operations	(12,113)	40,246	12,890	(18,884)
Net income (loss)	(12,345)	44,743	11,216	(13,952)
Net income (loss) per share:
Basic	$(0.55)	$1.97	$0.49	$(0.61)
Diluted	(0.55)	1.92	0.48	(0.61)
Stock trade price:
High	$13.36	$11.00	$10.43	$11.63
Low	9.80	9.85	7.70	7.01

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of December 29, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 29, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B—OTHER INFORMATION
None.

PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 annual meeting of stockholders.
ITEM 11—EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 annual meeting of stockholders.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 annual meeting of stockholders.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 annual meeting of stockholders.
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 annual meeting of stockholders.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1 & 2.	Reports of Independent Registered Public Auditing Firm

Consolidated Balance Sheets as of fiscal year-end 2012 and 2011

Consolidated Statements of Income for fiscal years 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for fiscal years 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for fiscal years 2012, 2011 and 2010

Consolidated Statements of Cash Flows for fiscal years 2012, 2011 and 2010

Notes to Consolidated Financial Statements

3	Exhibits:

Exhibit Index

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 6, 2012 and filed on December 11, 2012).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2012).

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

10.2.2*
Form of Notice of Grant of Stock Options and form of Stock Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 3, 2012 and filed on April 4, 2012).

10.2.3*
Form of Notice of Grant of Restricted Stock Units and form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 3, 2012 and filed on April 4, 2012).

10.2.4*
Form of Notice of Grant of Restricted Stock Award and form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 3, 2012 and filed on April 4, 2012).

10.2.5*
Form of Notice of Grant of Stock Options and Stock Option Agreement for Associates (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 19, 2011 and filed on May 20, 2011).

10.2.6*
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Associates (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 19, 2011 and filed on May 20, 2011).

10.2.7*
Form of Notice of Grant of Stock Options and Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated May 19, 2011 and filed on May 20, 2011).

10.2.8*
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

10.7
First Amendment of Amended and Restated Loan and Security Agreement, dated as of November 30, 2012, by and among West Marine Products, Inc., each of the other persons that are signatories thereto as borrowers, each of the persons that are signatories thereto as guarantors, the lenders that are signatories thereto, Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC), as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 30, 2012 and filed on December 4, 2012).

10.7.1
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

10.8*
Letter Agreement, dated as of May 17, 2012, between West Marine, Inc. and Matthew L. Hyde (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 17, 2012 and filed on May 17, 2012).

Exhibit Number	Exhibit

10.8.1*
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

10.11*
Offer Letter, dated as of February 7, 2006, to Ronald Japinga from West Marine, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.11.1*
Executive Termination Compensation Agreement, dated as of February 13, 2006, by and between West Marine, Inc. and Ronald Japinga. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.12*	Executive Officer Serverance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 16, 2011 and filed on March 22, 2011).

21.1	List of Subsidiaries.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets as of December 29, 2012 and December 31, 2011; (ii) the consolidated statements of income for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011; (iii) the consolidated statements of stockholders' equity for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011; (iv) the consolidated statements of comprehensive income for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 and (v) the consolidated statements of cash flows for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 7, 2013	WEST MARINE, INC.

		By:	/s/ MATTHEW L. HYDE
Matthew L. Hyde
President and Chief Executive Officer

Power of Attorney
West Marine, Inc. a Delaware corporation, and each person whose signature appears below, constitutes and appoints Matthew L. Hyde and Thomas R. Moran, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to such annual report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of West Marine, Inc. and in the capacities and on the dates indicated.

Signature Capacity

/s/ MATTHEW L. HYDE
Matthew L. Hyde
President, Chief Executive Officer and Director (Principal Executive Officer)
March 7, 2013

/s/ THOMAS R. MORAN
Thomas R. Moran
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 7, 2013

/s/ RANDOLPH K. REPASS
Randolph K. Repass
Chairman of the Board and Director
March 7, 2013

/s/ DENNIS MADSEN
Dennis Madsen
Director
March 7, 2013

/s/ DAVID MCCOMAS
David McComas
Director
March 7, 2013

/s/ JAMES F. NORDSTOM, JR.
James F. Nordstrom, Jr.
Director
March 7, 2013

/s/ BARBARA RAMBO
Barbara Rambo
Director
March 7, 2013

/s/ ALICE M. RICHTER
Alice M. Richter
Director
March 7, 2013

/s/ CHRISTIANA SHI
Christiana Shi
Director
March 7, 2013