Form 10-Q
period 2013-03-30
WEST MARINE INC
filed 2013-04-30
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 23, 2013, the number of shares outstanding of the registrant’s common stock was 24,156,746.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 30, 2013, DECEMBER 29, 2012 AND MARCH 31, 2012
(Unaudited and in thousands, except share data)

	March 30, 2013	December 29, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$22,515	$56,542	$2,230
Trade receivables, net	8,137	6,723	7,754
Merchandise inventories	243,945	194,332	240,884
Deferred income taxes	5,268	4,622	5,727
Assets held for sale	—	4,283	—
Other current assets	24,871	16,371	24,686
Total current assets	304,736	282,873	281,281
Property and equipment, net	59,177	59,532	61,295
Long-term deferred income taxes	7,822	8,392	7,993
Other assets	3,383	3,471	3,180
TOTAL ASSETS	$375,118	$354,268	$353,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,444	$21,074	$47,684
Accrued expenses and other	41,122	40,928	40,564
Total current liabilities	87,566	62,002	88,248
Deferred rent and other	14,283	13,858	14,348
Total liabilities	101,849	75,860	102,596
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 24,186,628 shares issued and 24,155,738 shares outstanding at March 30, 2013; 23,777,030 shares issued and 23,746,140 shares outstanding at December 29, 2012; and 23,176,737 shares issued and 23,145,847 shares outstanding at March 31, 2012	24	24	23
Treasury stock	(385)	(385)	(385)
Additional paid-in capital	197,172	193,388	187,925
Accumulated other comprehensive loss	(733)	(791)	(806)
Retained earnings	77,191	86,172	64,396
Total stockholders’ equity	273,269	278,408	251,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$375,118	$354,268	$353,749
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 13 WEEKS ENDED MARCH 30, 2013 AND MARCH 31, 2012
(Unaudited and in thousands, except per share data)

	13 Weeks Ended
	March 30, 2013	March 31, 2012
Net revenues	$114,244	$121,468
Cost of goods sold	89,301	91,968
Gross profit	24,943	29,500
Selling, general and administrative expense	39,878	39,908
Loss from operations	(14,935)	(10,408)
Interest expense	109	220
Loss before income taxes	(15,044)	(10,628)
Income tax benefit	(6,063)	(4,381)
Net loss	$(8,981)	$(6,247)
Net loss per common and common equivalent share:
Basic	$(0.38)	$(0.27)
Diluted	$(0.38)	$(0.27)
Weighted average common and common equivalent shares outstanding:
Basic	23,948	23,012
Diluted	23,948	23,012
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE 13 WEEKS ENDED MARCH 30, 2013 AND MARCH 31, 2012
(Unaudited and in thousands)

	13 Weeks Ended
	March 30, 2013	March 31, 2012
Net loss	$(8,981)	$(6,247)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	58	(79)
Other comprehensive income (loss)	58	(79)
Total comprehensive loss	$(8,923)	$(6,326)
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 13 WEEKS ENDED MARCH 30, 2013 AND MARCH 31, 2012
(Unaudited and in thousands)

	13 Weeks Ended
	March 30, 2013	March 31, 2012
OPERATING ACTIVITIES:
Net loss	$(8,981)	$(6,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,704	3,760
Share-based compensation	756	648
Tax benefit from equity issuance	621	95
Excess tax benefit from share-based compensation	(626)	(217)
Deferred income taxes	332	1,532
Provision for doubtful accounts	(46)	94
Lower of cost or market inventory adjustments	846	834
Loss on asset disposals	103	79
Changes in assets and liabilities:
Trade receivables	(1,368)	(2,077)
Merchandise inventories	(50,459)	(48,343)
Other current assets	(8,510)	(10,893)
Other assets	87	(239)
Accounts payable	24,932	21,264
Accrued expenses and other	194	(35)
Deferred items and other non-current liabilities	17	93
Net cash used in operating activities	(38,398)	(39,652)
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4,298	20
Purchases of property and equipment	(2,975)	(3,401)
Net cash provided by (used in) investing activities	1,323	(3,381)
FINANCING ACTIVITIES:
Borrowings on line of credit	1,435	1,156
Repayments on line of credit	(1,435)	(1,156)
Proceeds from exercise of stock options	2,407	1,093
Excess tax benefit from share-based compensation	626	217
Net cash provided by financing activities	3,033	1,310
Effect of exchange rate changes on cash	15	(13)
NET DECREASE IN CASH	(34,027)	(41,736)
CASH AT BEGINNING OF PERIOD	56,542	43,966
CASH AT END OF PERIOD	$22,515	$2,230
Other cash flow information:
Cash paid for interest	$92	$167
Cash paid for income taxes	545	150
Non-cash investing activities
Property and equipment additions in accounts payable	561	422

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen Weeks Ended March 30, 2013 and March 31, 2012
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at March 30, 2013 and March 31, 2012, and the interim results of operations and cash flows for the 13-week periods then ended, have been included.
The condensed consolidated balance sheet at December 29, 2012 presented herein has been derived from the audited consolidated financial statements of the Company for the year then ended that was included in the Company's Annual Report on Form 10-K for the year ended December 29, 2012 (the “2012 Form 10-K”). These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended December 29, 2012 that were included in the 2012 Form 10-K.
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended December 29, 2012. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended March 30, 2013 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 28, 2013. Historically, the Company's revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
The Company's fiscal year consists of 52 weeks, ending on the Saturday closest to December 31. The 2013 fiscal year and 2012 fiscal year consist of the 52 weeks ending on December 28, 2013 and December 29, 2012, respectively. All quarters of both fiscal years 2013 and 2012 consist of 13 weeks. All references to years relate to fiscal years rather than calendar years.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company's cash and cash equivalents consists of cash on hand and bank deposits and is classified within Level 1 because they are valued using quoted market prices for each period presented: as of March 30, 2013, December 29, 2012 and March 31, 2012 cash balances were $22.5 million, $56.5 million and $2.2 million, respectively.
Assets Held for Sale
On September 28, 2012, the Company entered into an agreement to sell its former Ft. Lauderdale store and the related land for a purchase price of $4.5 million. The location was vacated when the Company's new flagship store opened in the same market in November 2011. The sale closed in March 2013, and the loss on the sale recognized by the Company was de minimis.

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
The Company's effective income tax rate for the 13-week period ended March 30, 2013 was 40.3%, which resulted in a benefit of $6.1 million, while the effective tax rate for the 13-week period ended March 31, 2012 was 41.2%, which resulted in a benefit of $4.4 million.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.8 million for the 13-week period ended March 30, 2013 and $0.6 million for the 13-week period ended March 31, 2012, the majority of which was recorded as selling, general and administrative expense. The tax benefit associated with share-based compensation expense for the 13-week period ended March 30, 2013 was $0.6 million. The tax benefit associated with share-based compensation expense for the 13-week period ended March 31, 2012 was $0.1 million.
The Company recognized Manager Share Appreciation Plan ("MSAP") compensation expense of less than $0.1 million for the 13-week period ended March 30, 2013 and the corresponding liability at March 30, 2013 was also less than $0.1 million. There was no MSAP compensation expense nor corresponding liability during the 13-week period ended March 31, 2012.
NOTE 4: SEGMENT INFORMATION
The Company has historically reported three segments—Stores, Port Supply (wholesale) and Direct-to-Consumer. In June 2012, the Company hired a new Chief Executive Officer (as the Company's chief operating decision maker or the “CODM”) and have since changed the way in which the Company is managed. There have been organizational changes implemented throughout the Company, and the Company has integrated systems and concentrated its strategic focus on omni-channel retailing. In addition, the Company has commingled sales channel payroll expense, inventories, merchandise procurement and distribution networks. As a result of these changes and in view of the change in how the CODM reviews operating results for the purposes of allocating resources and assessing performance, beginning in this fiscal year, the Company is reporting one reportable segment. The Company believes that disaggregating its reportable segment would no longer provide meaningful additional information. Revenues from customers are derived from merchandise sales, and the Company does not rely on any individual major customers as a source of revenue.
In addition to the Company’s 10 stores located in Canada and five franchised stores located in Turkey, revenues are attributed to geographic locations based on the location to which the Company ships its products. The Company operates primarily in the United States with foreign revenues representing less than 5% of total net revenues during each of the 13-week periods ended March 30, 2013 and March 31, 2012, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.
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
Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted, individually or in the aggregate, will have a material adverse effect on future financial results. However, changes in current facts or circumstances and/or an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

For any claims, legal or administrative proceedings where the Company has determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For any such matters where a loss is reasonably possible, the range of estimated loss is not material.
NOTE 7: RESTRUCTURING COSTS
Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities that are part of formal restructuring plans. Severance benefits are detailed in approved severance plans, which are specific as to number, position, location and timing. In addition, severance benefits are communicated in specific detail to affected employees and are unlikely to change when costs are recorded. Costs are recognized over the period services are rendered, otherwise they are recognized when they are communicated to the employees. These costs are not material to any reportable segment. Other associated costs, such as legal and professional fees, are expensed as incurred. Accrued liabilities related to costs associated with restructuring activities outstanding as of March 30, 2013 were $0.8 million. Restructuring charges are expected to be fully paid by April 2019, and the cumulative amount incurred through March 30, 2013 is $20.2 million. The restructuring charges are reflected on the condensed consolidated statement of operations on the Selling, general and administrative expense ("SG&A") line.
Costs and obligations (included in “Accrued liabilities” in the Company's condensed consolidated balance sheets) recorded in 2013, 2012 and 2011 in conjunction with the restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Ending balance, January 1, 2011	$293	$1,949	$2,242
Charges (reduction in charges)	19	(69)	(50)
Payments	(152)	(976)	(1,128)
Ending balance, December 31, 2011	$160	$904	$1,064
Charges	8	91	99
Payments	(10)	(303)	(313)
Ending balance, December 29, 2012	$158	$692	$850
Reduction in charges	—	(3)	(3)
Payments	(1)	(40)	(41)
Ending balance, March 30, 2013	$157	$649	$806

NOTE 8: NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.5 million and 2.0 million shares of common stock that were outstanding for the quarters ended March 30, 2013 and March 31, 2012, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net loss per share computations (shares in thousands):

	13 Weeks Ended
	March 30, 2013		March 31, 2012
	Shares	Net Loss Per Share	Shares	Net Loss Per Share
Basic	23,948	$(0.38)	23,012	$(0.27)
Effect of dilutive stock options	—	—	—	—
Diluted	23,948	$(0.38)	23,012	$(0.27)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
West Marine, Inc.
Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheet of West Marine, Inc. and subsidiaries (the "Company") as of March 30, 2013, and the related condensed consolidated statements of operations, comprehensive loss and cash flows for the 13-week periods ended March 30, 2013 and March 31, 2012. These interim financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Marine, Inc. and subsidiaries as of December 29, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and we expressed an unqualified opinion on those consolidated financial statements in our report dated March 7, 2013. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP
San Francisco, California

April 30, 2013

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2012 (the “2012 Form 10-K”). All references to the first quarter of 2013 mean the 13-week period ended March 30, 2013, and all references to the first quarter of 2012 mean the 13-week period ended March 31, 2012. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.
Overview
West Marine is the largest specialty retailer of boating supplies and accessories. Historically, we have reported three segments — Stores, Port Supply (wholesale) and Direct-to-Consumer (eCommerce, catalog and call center transactions). With our new Chief Executive Officer, we have changed the way in which we view and manage our business, by making organizational changes, integrating systems and concentrating our strategic focus on omni-channel retailing. As a result of these changes, beginning in the first fiscal quarter of this year, we are reporting one reportable segment (for additional information refer to Note 4, Segment Information in Part I, Item 1 of this report).
We also have changed the definition of comparable store sales by now including sales from our Direct-to-Consumer and Port Supply divisions. As before, store sales are included in comparable store sales in the fiscal period in which they commence their 14th full month of operations. Stores that were closed or substantially remodeled (i.e., resulting in an increase or decrease of 40% or more of selling square footage) are still excluded.
At the end of the first quarter of 2013, we offered our products through 296 company-operated stores in 38 states, Puerto Rico and Canada and five franchised stores located in Turkey, on our eCommerce website, and through our catalogs and call center. We also are engaged in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations (including valuation adjustments and capitalization of indirect costs), vendor allowances receivable, costs associated with exit activities, impairment of long-lived assets, income taxes, liabilities for self-insurance or high-deductible losses, and share-based compensation. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Form 10-K. The following discussion and analysis should be read in conjunction with such description of critical accounting policies and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.
Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended
	March 30, 2013	March 31, 2012
Net revenues	100.0%	100.0%
Cost of goods sold	78.2	75.7
Gross profit	21.8	24.3
Selling, general and administrative expense	34.9	32.9
Loss from operations	(13.1)	(8.6)
Interest expense	0.1	0.1
Loss before income taxes	(13.2)	(8.7)
Income tax benefit	(5.3)	(3.6)
Net loss	(7.9)%	(5.1)%

Thirteen Weeks Ended March 30, 2013 Compared to Thirteen Weeks Ended March 31, 2012
Net revenues for the first quarter of 2013 were $114.2 million, a decrease of $7.2 million, or 5.9%, compared to net revenues of $121.5 million in the first quarter in 2012. The decrease primarily was due to a $7.3 million, or 6.6%, decrease in comparable store sales. Our first quarter revenues were impacted by a much colder spring hitting many parts of the country compared to last year. With boats remaining under snow in the northeast and wind conditions stalling usage in the southeast, the launch of our season is starting much later than expected. Also, in 2012 we sent our direct marketing materials to customers earlier in March. However, in 2013 we moved the circulation to later in the year with the intent of being more effective with our investment and to drive sales in the second quarter. We believe there may have been some impact to sales in the first quarter from these shifts in our marketing plans.
While our net revenues decreased in the first quarter of 2013 compared to the comparable period last year, we saw some offset and positive sales growth from our three key strategies: eCommerce; merchandise expansion; and store optimization. Sales through our Direct-to-Consumer division increased sales by 15.8% during the first quarter of 2013. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) were up 0.5%. We experienced 7.3% lower sales in our core categories, during the first quarter. The merchandise expansion categories of product represented 15.7% of our first quarter sales. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets were up 15.4% during the quarter.
We experienced increased sales to wholesale customers for the first quarter, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. We had 296 company-operated stores and five franchised stores in Turkey open at the end of the first quarter of 2013, compared to 315 company-operated stores and three franchised stores in Turkey at the end of the first quarter of 2012. While the number of company-operated stores declined by 6.0% year-over-year, selling square footage decreased by only 2.6%.
Gross profit decreased by $4.6 million, or 15.4%, to $24.9 million in the first quarter of 2013, compared to $29.5 million for the same period last year. Gross profit decreased as a percentage of net revenues to 21.8% in the first quarter of 2013, compared to 24.3% for the same period last year. This was driven by lower raw product margin, which decreased by 1.5%, primarily due to a shift from core maintenance and usage based products given the late start to the boating season discussed above. Gross profit rate was also lower due to the de-leveraging of occupancy expense by 0.6% on lower sales. An additional driver of the decrease in gross profit percentage was a 0.6% increase in inventory shrinkage as a percentage of revenues.
Selling, general and administrative expense ("SG&A") was $39.9 million, which was essentially unchanged when compared to the same period last year. SG&A increased as a percentage of net revenues to 34.9% in the first quarter of 2013, compared to 32.9% for the same period last year. Payroll expenses in our sales channels were favorable to last year as we reduced our spending given the lower net revenues. However, this was offset by the investments we are making in the strategic growth initiatives discussed above, as well as expenses related to our technology infrastructure investments.
Net loss for the 13-week period ended March 30, 2013 was $9.0 million, a $2.8 million increase when compared to the same period last year. Our effective income tax rate for the 13-week period ended March 30, 2013 was 40.3%, which resulted in a benefit of $6.1 million, while the effective tax rate for the 13-week period ended March 31, 2012 was 41.2%, which resulted in a benefit of $4.4 million. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary.
Liquidity and Capital Resources
We ended the first quarter of 2013 with $22.5 million of cash, compared to $2.2 million at the end of the first quarter of 2012. Working capital (the excess of current assets over current liabilities) increased to $217.2 million at the end of the first quarter of 2013, compared to $193.0 million last year. The increase in working capital primarily was attributable to higher cash at the end of the period this year.
Operating Activities
During the first three months of 2013, net cash used in operating activities was $38.4 million, compared to $39.7 million of cash used in operating activities during the same period last year. The decrease in cash used by operating activities year over year primarily was due to changes in operating assets and liabilities offset by the change in net loss.
Investing Activities
Net cash provided by investing activities was $1.3 million for the first quarter of 2013 compared to net cash used of $3.4 million for the first quarter of 2012. The increase in cash provided by investing activities year-over-year primarily was due to cash received from the sale of the Ft. Lauderdale property during the first quarter of 2013.

We spent $3.0 million on capital expenditures during the first quarter of 2013, which was a $0.4 million decrease compared to the same period in the prior year. During the first quarter of 2013, we opened one large-format store, as compared to three flagship stores and one standard-format store during the first quarter of 2012. During the remaining nine months of 2013, we expect to spend approximately $24.0 million on additional capital expenditures, mainly for store development and our real estate optimization strategy of moving to fewer larger stores in markets where we believe this is beneficial, and for a heightened focus on information technology investments for network improvements, enhancements to our website functionality and capabilities, and replacement of aging software and hardware.
Financing Arrangements
Net cash provided by financing activities was $3.0 million for the first quarter of 2013, mostly attributable to proceeds from the exercise of stock options.
Credit Agreement
We maintain an asset backed line of credit with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility until November 30, 2017 of up to $120 million. In addition, at our option and subject to certain conditions, we may increase our borrowing capacity up to an additional $25.0 million. The amount available to be borrowed is based on a percentage of our inventory (excluding capitalized indirect costs) and accounts receivable. The revolving credit facility is available for general working capital and general corporate purposes. At our election, borrowings under the revolving credit facility will bear interest at one of the following options:
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% and 1.0% and for option (2) above is between 1.5% and 2.0%. The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For first quarter of 2013 and 2012, the weighted-average interest rate on all of our outstanding borrowings was 3.8% and 4.8%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of March 30, 2013, we were in compliance with the covenants under our loan agreement, had no amounts outstanding under our revolving credit facility and $114.5 million available for future borrowings.
We may borrow against the aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at March 30, 2013 and $140.0 million at March 31, 2012. Our borrowing base the 13-week periods then ended consisted of the following (in millions):

	March 30, 2013	March 31, 2012
Accounts receivable availability	$8.1	$8.4
Inventory availability	168.2	175.2
Less: reserves for outstanding letters of credit	(5.3)	(5.4)
Less: minimum availability	(17.1)	(17.8)
Less: suppressed availability	(33.9)	(20.4)
Total borrowing base	$120.0	$140.0

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$—	$(0.2)
Outstanding letters of credit	5.5	7.8
Total obligations	$5.5	$7.6

Accordingly, our availability as of March 30, 2013 and March 31, 2012, respectively, was (in millions):
Total borrowing base	$120.0	$140.0
Less: obligations	(5.5)	(7.6)
Total availability	$114.5	$132.4

Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 30, 2013, we are not involved in any unconsolidated special purpose entities or variable interest entities.
Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2, “Properties” and Note 7 to the consolidated financial statements in the 2012 Form 10-K.
Seasonality
Historically, our business has been highly seasonal. In 2012, approximately 65% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.
Business Trends
During 2012, we delivered consistent sales growth in each fiscal quarter. We believe this resulted from a combination of external and internal factors. Early in the year, we benefited from a relatively warm and dry spring in many of our markets, which drove sales of maintenance and other usage-related merchandise categories. We also saw a significant impact on results from our key growth strategies in eCommerce, merchandise expansion and real estate optimization last year. During the first quarter of 2013, our sales results were lower than expected, which we believe was driven primarily by unusually cold and windy weather in many of our markets, which in turn drove a reduction in boat usage. In seasonal markets, Spring commissioning of boats was delayed with many boats still in winter storage at the end of the quarter. On the other hand, in those markets where the weather was more normal (primarily in California), we saw solid growth. We also believe there may have been some impact to sales in the first quarter from the shifts in our marketing plans described above, which may have had a greater-than-expected impact.
Against this backdrop, our growth strategies continue to gain traction:

•
eCommerce: Sales originated in our eCommerce channel grew by 15.8% despite the decline experienced in the balance of the company. These sales represented 6.8% of total sales in the first quarter of this year, up from 5.5% for the first quarter of 2012.

•
Merchandise Expansion: Sales in our “merchandise expansion” categories (including soft goods, fishing and paddle sports) grew by 0.5% in the first quarter of this year versus last year, whereas sales in our core categories declined by 7.3%.

•
Store Optimization: Sales in markets where we optimized (evolving to having fewer, larger stores with anticipated improved store economics) during the past year delivered overall sales growth of 15.4%.

For 2013, we will continue to drive sales while controlling expenses and maximize cash flow by:

•	prioritizing our allocation of investment toward the key growth strategies of eCommerce, merchandise expansion and store optimization;

•	continuing to control our operating expenses through variable expense management, along with re-engineering and streamlining business processes, where applicable;

•	continuing to improve the quality of our inventory by tightly controlling overstocked or discontinued goods;

•	managing the business to the budget established for 2013, which reflects prudent investment in growth while focusing on expense control and emphasizing working capital management; and

•	exploring additional methods and strategies to drive traffic, sales, conversion and market presence.

More broadly, in order to better meet the needs of our customers and provide a better customer experience, in 2013 we will be investing significant resources in support of our key growth strategies, including a 40% to 60% increase in our capital investments as compared to 2012. The majority of these additional investments are targeted to improve our eCommerce website and to continue to upgrade our information technology infrastructure. These strategies and investments support our shift toward an omni-channel retail model designed to provide a seamless customer experience across all shopping channels and to better position us to deliver incremental sales and operating margin improvement over time.
Although we believe we have seen some recovery in customer boat usage and demand for higher-priced items, we believe that the ongoing uncertainty in economic conditions has had, and may continue to have, an adverse impact on discretionary consumer spending in an already challenging climate for the boating industry, and we believe that economic uncertainty could continue to have an impact on our sales, with corresponding risks to our earnings and cash flow in 2013.
For more information see the "Overview," “Fiscal 2012 Compared with Fiscal 2011 - Segment Revenues,” and "Business Trends" discussions in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Form 10-K.
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
Forward-Looking Statements
All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, risks related to continued unseasonably cold weather and high wind conditions, expectations related to our earnings and growth in profitability, particularly in a delayed boating season, statements that relate to West Marine's future plans, expectations, objectives and business strategies, including our ability to: improve our Direct-to-Customer business, including our eCommerce website; experience increased sales from expanded merchandise assortments; continue to successfully execute our store optimization strategy; continue to invest in inventory, maintain in-stock levels and improve financial performance; experience increased sales and control operating expenses in a challenging environment; continue to grow sales to our wholesale customers; successfully implement our share repurchase program; as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.
West Marine's operations could be adversely affected if the current soft economic conditions and the decreased spending in the boating industry continue or worsen, if fuel prices were to increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in the 2012 Form 10-K, and in this report in Part II, Item IA, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not undertake any specific actions to diminish our exposure to interest rate or currency rate risk, and we are not a party to any interest rate or currency rate risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in the 2012 Form 10-K.
At the end of the first quarter ended March 30, 2013, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. In the fourth quarter of 2012, we entered into a five-year, amended and restated loan and security agreement pursuant to which the Company has up to $120.0 million in borrowing capacity, There are various interest rate options available (see Note 5 to our consolidated financial statements in the 2012 Form 10-K).
Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.8 million over the next year.

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of March 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
We are involved in various legal and administrative proceedings, claims, product recalls, litigation and regulatory compliance audits arising in the ordinary course of business. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact our results in the quarter in which such developments, settlements or resolutions are reached. Based on the facts currently available, we do not believe that the disposition of any claims, regulatory compliance audits, legal or administrative proceedings that are pending or asserted, individually and in the aggregate, will have a material adverse effect on our financial position. However, changes in current facts or circumstances and/or an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact our results of operations in any given period.
For any claim, regulatory compliance audits, legal or administrative proceedings where we have determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For any such matters where a loss is reasonably possible, the range of estimated loss is not material. There has been no material change in any of the matters referenced in Item 3 of the 2012 Form 10-K, and no new matters have commenced since the filing of the 2012 Form 10-K that would be required to be disclosed. For more information, see Item 3, “Legal Proceedings” in the 2012 Form 10-K.
ITEM 1A – RISK FACTORS
We have included in Part I, Item 1A of the 2012 Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
Our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, sustained high winds, natural disasters, such as hurricanes or extraordinary amounts of rainfall, or man-made disasters occur, especially during the peak boating season in our second and third fiscal quarters.
Our business is highly seasonal. The majority of our revenues occur between the months of April and August, which represent the peak boating months in most of our markets. Our results would be materially and adversely affected if our net revenues were to fall below expected seasonal levels during this period. Our business also is significantly affected by weather patterns. Unseasonably cool weather, prolonged winter conditions, sustained high winds, extraordinary amounts of rainfall or natural or man-made disasters may decrease boating use in the peak season, resulting in lower maintenance needs and, therefore, decreased revenues.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As previously reported, West Marine's Board of Directors approved a $10 million share repurchase program on March 15, 2013. No purchases were made under the program in the first fiscal quarter of 2013. We do expect to effect repurchase in the second quarter to offset the dilutive impact of shares issued under our Omnibus Equity Incentive Plan and our Associates Stock Buying Plan.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURE
None.
ITEM 5 – OTHER INFORMATION
None.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine's Annual Report on Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to West Marine's Current Report on Form 8-K dated December 6, 2012 and filed on December 11, 2012).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to West Marine's Quarterly Report on Form 10-Q for the quarter ended September 29, 2012).

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of March 30, 2013, December 29, 2012 and March 31, 2012; (ii) the condensed consolidated statements of operations for the 13 weeks ended March 30, 2013 and March 31, 2012; (iii) the condensed consolidated statements of comprehensive loss for the 13 weeks ended March 30, 2013 and March 31, 2012; and (iv) the condensed consolidated statements of cash flows for the 13 weeks ended March 30, 2013 and March 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 30, 2013	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer