Form 10-Q
period 2013-06-29
WEST MARINE INC
filed 2013-07-29
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013
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
At July 23, 2013, the number of shares outstanding of the registrant’s common stock was 24,360,096.

		Page No.

PART I – Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 29, 2013, December 29, 2012 and June 30, 2012	3

	Condensed Consolidated Statements of Income for the 13 weeks ended June 29, 2013 and June 30, 2012 and the 26 weeks ended June 29, 2013 and June 30, 2012	4

	Condensed Consolidated Statements of Comprehensive Income for the 13 weeks ended June 29, 2013 and June 30, 2012 and the 26 weeks ended June 29, 2013 and June 30, 2012	5

	Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 29, 2013 and June 30, 2012	6

	Notes to Condensed Consolidated Financial Statements	7

	Report of Independent Registered Public Accounting Firm	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosure	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 29, 2013, DECEMBER 29, 2012 AND JUNE 30, 2012
(Unaudited and in thousands, except share data)

	June 29, 2013	December 29, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$45,773	$56,542	$37,086
Trade receivables, net	10,008	6,723	9,156
Merchandise inventories	243,083	194,332	248,926
Deferred income taxes	5,292	4,622	4,567
Assets held for sale	—	4,283	—
Other current assets	21,896	16,371	21,225
Total current assets	326,052	282,873	320,960
Property and equipment, net	65,663	59,532	62,759
Long-term deferred income taxes	7,873	8,392	7,481
Other assets	3,381	3,471	2,988
TOTAL ASSETS	$402,969	$354,268	$394,188
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,259	$21,074	$53,168
Accrued expenses and other	45,919	40,928	51,728
Total current liabilities	89,178	62,002	104,896
Deferred rent and other	16,502	13,858	14,170
Total liabilities	105,680	75,860	119,066
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 24,387,175 shares issued and 24,356,285 shares outstanding at June 29, 2013; 23,777,030 shares issued and 23,746,140 shares outstanding at December 29, 2012; and 23,371,203 shares issued and 23,340,313 shares outstanding at June 30, 2012	24	24	23
Treasury stock	(385)	(385)	(385)
Additional paid-in capital	198,812	193,388	189,224
Accumulated other comprehensive loss	(662)	(791)	(752)
Retained earnings	99,500	86,172	87,012
Total stockholders’ equity	297,289	278,408	275,122
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$402,969	$354,268	$394,188
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 13 WEEKS AND 26 WEEKS ENDED JUNE 29, 2013 AND JUNE 30, 2012
(Unaudited and in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net revenues	$236,750	$243,572	$350,994	$365,040
Cost of goods sold	154,189	157,719	243,490	249,687
Gross profit	82,561	85,853	107,504	115,353
Selling, general and administrative expense	44,797	47,415	84,678	87,318
Restructuring costs (recoveries)	(1)	150	(4)	155
Income from operations	37,765	38,288	22,830	27,880
Interest expense	114	224	223	444
Income before income taxes	37,651	38,064	22,607	27,436
Provision for income taxes	15,342	15,448	9,279	11,067
Net income	$22,309	$22,616	$13,328	$16,369
Net income per common and common equivalent share:
Basic	$0.92	$0.97	$0.55	$0.71
Diluted	$0.91	$0.95	$0.54	$0.69
Weighted average common and common equivalent shares outstanding:
Basic	24,248	23,249	24,098	23,131
Diluted	24,587	23,720	24,476	23,652
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE 13 WEEKS AND 26 WEEKS ENDED JUNE 29, 2013 AND JUNE 30, 2012
(Unaudited and in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$22,309	$22,616	$13,328	$16,369
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	70	53	129	(25)
Other comprehensive income (loss)	70	53	129	(25)
Total comprehensive income	$22,379	$22,669	$13,457	$16,344
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 26 WEEKS ENDED JUNE 29, 2013 AND JUNE 30, 2012
(Unaudited and in thousands)

	26 Weeks Ended
	June 29, 2013	June 30, 2012
OPERATING ACTIVITIES:
Net income	$13,328	$16,369
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,446	7,673
Share-based compensation	1,659	1,586
Tax benefit (deficiency) from equity issuance	527	(464)
Excess tax benefit from share-based compensation	(841)	(326)
Deferred income taxes	1,158	2,899
Provision for doubtful accounts	39	122
Lower of cost or market inventory adjustments	880	999
Loss on asset disposals	104	99
Changes in assets and liabilities:
Trade receivables	(3,324)	(3,507)
Merchandise inventories	(49,631)	(56,550)
Other current assets	(5,535)	(7,432)
Other assets	98	(66)
Accounts payable	23,699	26,788
Accrued expenses and other	4,991	11,129
Deferred items and other non-current liabilities	1,335	219
Net cash used in operating activities	(4,067)	(462)
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4,311	48
Purchases of property and equipment	(15,133)	(8,806)
Net cash used in investing activities	(10,822)	(8,758)
FINANCING ACTIVITIES:
Borrowings on line of credit	2,810	3,925
Repayments on line of credit	(2,810)	(3,925)
Proceeds from exercise of stock options	2,855	1,673
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	383	340
Excess tax benefit from share-based compensation	841	326
Net cash provided by financing activities	4,079	2,339
Effect of exchange rate changes on cash	41	1
NET DECREASE IN CASH	(10,769)	(6,880)
CASH AT BEGINNING OF PERIOD	56,542	43,966
CASH AT END OF PERIOD	$45,773	$37,086
Other cash flow information:
Cash paid for interest	$146	$345
Cash paid for income taxes	579	372
Non-cash investing activities
Property and equipment additions in accounts payable	2,513	463

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Twenty-six Weeks Ended June 29, 2013 and June 30, 2012
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at June 29, 2013 and June 30, 2012, and the interim results of operations for the 13-week and 26-week periods then ended and cash flows for the 26-week periods then ended, have been included.
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
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended December 29, 2012. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 26-week periods ended June 29, 2013 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 28, 2013. Historically, the Company's revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company's cash and cash equivalents consists of cash on hand and bank deposits and is classified within Level 1 because they are valued using quoted market prices for each period presented: as of June 29, 2013, December 29, 2012 and June 30, 2012 cash balances were $45.8 million, $56.5 million and $37.1 million, respectively.
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
The Company's effective income tax rate for the 13-week period ended June 29, 2013 was 40.7%, which resulted in a provision of $15.3 million, while the effective tax rate for the 13-week period ended June 30, 2012 was 40.6%, which resulted in a provision of $15.4 million. The Company's effective income tax rate for the 26-week period ended June 29, 2013 was 41.0%, which resulted in a provision of $9.3 million, while the effective tax rate for the 26-week period ended June 30, 2012 was 40.3%, which resulted in a provision of $11.1 million.
On July 11, 2013, the State of California enacted legislation that significantly changes the California Enterprise Zone Credits (EZ) program; the legislation is effective for tax years beginning on or after January 1, 2014. As of June 29, 2013, the Company has $4.3 million of deferred tax assets related to EZ credits available for use on future tax returns. The Company is currently in the process of evaluating the effect of the law on its ability to utilize the EZ credits on future tax returns; if it is determined that it is more likely than not that the Company will not be able to benefit from these credits, a valuation allowance equal to the portion estimated not to be realized prior to the newly-enacted expiration date will be recorded.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.9 million for the 13-week period ended June 29, 2013 and $0.9 million for the 13-week period ended June 30, 2012, the majority of which was recorded as selling, general and administrative expense. The Company recognized share-based compensation expense of $1.7 million for the 26-week period ended June 29, 2013 and $1.6 million for the 26-week period ended June 30, 2012, the majority of which was recorded as selling, general and administrative expense. The tax deficiency and benefit associated with share-based compensation expense for the 13-week and 26-week periods ended June 29, 2013 were $(0.1) million and $0.5 million, respectively. The tax deficiencies associated with share-based compensation expense for the 13-week and 26-week periods ended June 30, 2012 were $(0.6) million and $(0.5) million, respectively.
The Manager Share Appreciation Plan ("MSAP") compensation expense for the 13-week and 26-week periods ended June 29, 2013 were less than $0.1 million and $0.1 million, respectively. The corresponding liability at June 29, 2013 was $0.1 million. The MSAP compensation expense and corresponding liability during the 26-week period ended June 30, 2012 was de minimis.
NOTE 4: SEGMENT INFORMATION
The Company historically reported three segments—Stores, Port Supply (wholesale) and Direct-to-Consumer. In June 2012, the Company hired a new Chief Executive Officer (as the Company's chief operating decision maker or the “CODM”) and have since changed the way in which the Company is managed. There have been organizational changes implemented throughout the Company, and the Company has integrated systems and concentrated its strategic focus on omni-channel retailing. In addition, the Company has commingled sales channel payroll expense, inventories, merchandise procurement and distribution networks. As a result of these changes and in view of the change in how the CODM reviews operating results for the purposes of allocating resources and assessing performance, beginning in this fiscal year, the Company is reporting one reportable segment. The Company believes that disaggregating its reportable segment would no longer provide meaningful additional information. Revenues from customers are derived from merchandise sales, and the Company does not rely on any individual major customers as a source of revenue.
In addition to the Company’s 10 stores located in Canada and five franchised stores located in Turkey, revenues are attributed to geographic locations based on the location to which the Company ships its products. The Company operates primarily in the United States with foreign revenues representing less than 5% of total net revenues during each of the 13-week and 26-week periods ended June 29, 2013 and June 30, 2012, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.
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
NOTE 7: RESTRUCTURING COSTS
Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities that are part of formal restructuring plans. Severance benefits are detailed in approved severance plans, which are specific as to number, position, location and timing. In addition, severance benefits are communicated in specific detail to affected employees and are unlikely to change when costs are recorded. Costs are recognized over the period services are rendered, otherwise they are recognized when they are communicated to the employees. These costs are not material to any reportable segment. Other associated costs, such as legal and professional fees, are expensed as incurred. Accrued liabilities related to costs associated with restructuring activities outstanding as of June 29, 2013 were $0.8 million. Restructuring charges are expected to be fully paid by April 2019, and the cumulative amount incurred through June 29, 2013 is $20.2 million. The restructuring charges are reflected on the condensed consolidated statement of operations on the Selling, general and administrative expense ("SG&A") line.
Costs and obligations (included in “Accrued liabilities” in the Company's condensed consolidated balance sheets) recorded in 2013, 2012 and 2011 in conjunction with the restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Ending balance, January 1, 2011	$293	$1,949	$2,242
Charges (reduction in charges)	19	(69)	(50)
Payments	(152)	(976)	(1,128)
Ending balance, December 31, 2011	$160	$904	$1,064
Charges	8	91	99
Payments	(10)	(303)	(313)
Ending balance, December 29, 2012	$158	$692	$850
Reduction in charges	(1)	(3)	(4)
Payments	(1)	(81)	(82)
Ending balance, June 29, 2013	$156	$608	$764

NOTE 8: NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.3 million and 0.4 million shares of common stock that were outstanding for the quarters ended June 29, 2013 and June 30, 2012, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 0.3 million and 0.4 million shares of common stock that were outstanding for the first 26-weeks ended June 29, 2013 and June 30, 2012, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	June 29, 2013		June 30, 2012
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,248	$0.92	23,249	$0.97
Effect of dilutive stock options	339	(0.01)	471	(0.02)
Diluted	24,587	$0.91	23,720	$0.95
	26 Weeks Ended
	June 29, 2013		June 30, 2012
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,098	$0.55	23,131	$0.71
Effect of dilutive stock options	378	(0.01)	521	(0.02)
Diluted	24,476	$0.54	23,652	$0.69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
West Marine, Inc.
Watsonville, California

We have reviewed the accompanying condensed consolidated balance sheet of West Marine, Inc. and subsidiaries (the "Company") as of June 29, 2013, and the related condensed consolidated statements of income, comprehensive income for the 13-week periods ended June 29, 2013 and June 30, 2012 and the condensed consolidated statements of income, comprehensive income and cash flows for the 26-week periods then ended. These interim financial statements are the responsibility of the Company's management.
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

July 29, 2013

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2012 (the “2012 Form 10-K”). All references to the second quarter and the first six months of 2013 mean the 13-week and 26-week periods ended June 29, 2013,respectively, and all references to the second quarter and the six months of 2012 mean the 13-week and 26-week periods ended June 30, 2012,respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.
Overview
West Marine is the largest specialty retailer of boating supplies and accessories. Historically, we reported three segments — Stores, Port Supply (wholesale) and Direct-to-Consumer (eCommerce, catalog and call center transactions). With our new Chief Executive Officer, we have changed the way in which we view and manage our business, by making organizational changes, integrating systems and concentrating our strategic focus on omni-channel retailing. As a result of these changes, beginning in the first fiscal quarter of this year, we began reporting one reportable segment (for additional information refer to Note 4, Segment Information in Part I, Item 1 of this report).
We also have changed the definition of comparable store sales by now including sales from our Direct-to-Consumer and Port Supply channels. As before, store sales are included in comparable store sales in the fiscal period in which they commence their 14th full month of operations. Stores that were closed or substantially remodeled (i.e., resulting in an increase or decrease of 40% or more of selling square footage) are still excluded.
At the end of the second quarter of 2013, we offered our products through 295 company-operated stores in 38 states, Puerto Rico and Canada and five franchised stores located in Turkey, on our eCommerce website, and through our catalogs and call center. We also are engaged in the wholesale distribution of boating products to commercial customers. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.
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
Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.1	64.8	69.4	68.4
Gross profit	34.9	35.2	30.6	31.6
Selling, general and administrative expense	18.9	19.4	24.1	24.0
Restructuring costs (recoveries)	—	0.1	—	—
Income from operations	16.0	15.7	6.5	7.6
Interest expense	0.1	0.1	0.1	0.1
Income before income taxes	15.9	15.6	6.4	7.5
Provision for income taxes	6.5	6.3	2.6	3.0
Net income	9.4%	9.3%	3.8%	4.5%

Thirteen Weeks Ended June 29, 2013 Compared to Thirteen Weeks Ended June 30, 2012
Net revenues for the second quarter of 2013 were $236.8 million, a decrease of $6.8 million, or 2.8%, compared to net revenues of $243.6 million in the second quarter in 2012. The decrease primarily was due to a $6.3 million, or 2.7%, decrease in comparable store sales. Our second quarter revenues were impacted by continued unfavorable boating weather during the quarter in many markets, resulting in reduced boating usage this year as compared to last year. We saw lower sales of usage-based items and, as we moved through the second quarter, we saw that customers were forgoing typical spring commissioning activities on their boats in order to get them into the water to take advantage of as much of the shortened season as possible.
While our net revenues decreased in the second quarter of 2013 compared to the comparable period last year, we saw some offset and positive sales growth from our three key strategies: eCommerce; merchandise expansion; and store optimization. Sales through our Direct-to-Consumer channel increased by 12.0% during the second quarter of 2013. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) were up 4.3%. We experienced 3.5% lower sales in our core categories, during the second quarter. Merchandise expansion products represented 15.1% of our second quarter total sales. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets, where we have moved to a larger format store from multiple, smaller locations, were up 24.2% during the quarter.
We experienced increased sales to wholesale customers for the second quarter, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. We had 295 company-operated stores and five franchised stores in Turkey open at the end of the second quarter of 2013, compared to 307 company-operated stores and five franchised stores in Turkey at the end of the second quarter of 2012. While the number of company-operated stores declined by 3.9% year-over-year, selling square footage decreased by only 1.9%.
Gross profit decreased by $3.3 million, or 3.8%, to $82.6 million in the second quarter of 2013, compared to $85.9 million for the same period last year. Gross profit decreased as a percentage of net revenues to 34.9% in the second quarter of 2013, compared to 35.2% for the same period last year. This was driven by lower raw product margin, which decreased by 0.6%, primarily due to a shift in balance of sales from retail customers, where transaction counts were down with less boat usage and reduced commissioning activities, and a shift toward sales from wholesale customers given the success of our wholesale growth strategy. Wholesale customers receive discounts on products based on purchase volumes that are not consistently offered to retail customers. The reduction in gross profit margin rate was partially offset by the leveraging of occupancy expense by 0.3% primarily due to a $1.4 million store closure reserve recorded last year as a result of our real estate optimization strategy. However, there was no similar expense incurred this year.
Selling, general and administrative expense ("SG&A") was $44.8 million, a decrease of $2.6 million, or 5.5%, compared to $47.4 million for the same period last year. SG&A decreased as a percentage of net revenues to 18.9% in the second quarter of 2013, compared to 19.4% for the same period last year. The primary drivers of lower SG&A were reduced compensation-related expenses given the lower sales performance; with $1.6 million of the variance driven by lower accrued bonus expense as profit level expectations fell below the threshold for performance based payouts, and $0.8 million of the variance driven by lower store payroll as a result of the lower sales.
Net income for the 13-week period ended June 29, 2013 was $22.3 million, a $0.3 million decrease when compared to the same period last year. Our effective income tax rate for the 13-week period ended June 29, 2013 was 40.7%, which resulted in a provision of $15.3 million, while the effective tax rate for the 13-week period ended June 30, 2012 was 40.6%, which resulted in a provision of $15.4 million. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary.
Twenty-six Weeks Ended June 29, 2013 Compared to Twenty-six Weeks Ended June 30, 2012
Net revenues for the first 26 weeks of 2013 were $351.0 million, a decrease of $14.0 million, or 3.8%, compared to net revenues of $365.0 million in the first 26 weeks of 2012. The decrease primarily was due to a $13.6 million, or 4.0%, decrease in comparable store sales. Our first quarter revenues were impacted by a much colder spring hitting many parts of the country compared to last year with boats remaining under snow in the northeast and wind conditions stalling usage in the southeast. Therefore, the launch of our season started much later than expected and continued unfavorable boating weather during the quarter exacerbated the late start set-back. Our second quarter trend improved somewhat over the first quarter, however, the results were weaker than we expected, as outlined above.
Consistent with the results noted above for the second quarter, while our net revenues decreased in the first half of 2013 compared to the comparable period last year, we saw some offset and positive sales growth from our three key strategies: eCommerce; merchandise expansion; and store optimization. Sales through our Direct-to-Consumer channel increased by 13.4% during the first half of 2013. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) were up 3.1%. We experienced 4.8% lower sales in our core categories, during the first six months. Merchandise expansion products represented 15.3% of our sales results for the first half of the year. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets were up 20.2% during the first six months.
Gross profit decreased by $7.8 million, or 6.8%, to $107.5 million in the first 26 weeks of 2013, compared to $115.4 million for the same period last year. Gross profit decreased as a percentage of net revenues to 30.6% in the first 26 weeks of 2013, compared to 31.6% for the same period last year. This was driven by lower raw product margin, which decreased by 0.8%, primarily due to the shift in balance of sales from retail customers toward wholesale customers this year, as discussed above. An additional driver of the decrease in gross profit percentage was a 0.2% increase in inventory shrinkage as a percentage of revenues.
SG&A was $84.7 million, a decrease of $2.6 million, or 3.0%, compared to $87.3 million for the same period last year. SG&A increased as a percentage of net revenues to 24.1% in the first 26 weeks of 2013, compared to 23.9% for the same period last year. Compensation-related expenses were $3.4 million lower than last year, with $2.1 million of that variance due to lower accrued bonus expense and $1.3 million attributed to lower store productive payroll as we reduced our spending given the lower net revenues. We also reduced expenses related to discretionary areas, such as supplies, travel and small equipment purchases, by $0.6 million. However, this was partially offset by $1.4 million for the investments in our strategic growth initiatives discussed above, as well as expenses related to technology infrastructure investments.
Net income for the 26-week period ended June 29, 2013 was $13.3 million, a $3.0 million decrease when compared to the same period last year. Our effective income tax rate for the 26-week period ended June 29, 2013 was 41.0%, which resulted in a provision of $9.3 million, while the effective tax rate for the 26-week period ended June 30, 2012 was 40.3%, which resulted in a provision of $11.1 million.
Liquidity and Capital Resources
We ended the second quarter of 2013 with $45.8 million of cash, compared to $37.1 million at the end of the second quarter of 2012. Working capital (the excess of current assets over current liabilities) increased to $236.9 million at the end of the second quarter of 2013, compared to $216.1 million last year. The increase in working capital primarily was attributable to higher cash, lower accounts payable and lower accrued expenses at the end of the period this year.
Operating Activities
During the first six months of 2013, net cash used in operating activities was $4.1 million, compared to $0.5 million of cash used in operating activities during the same period last year. The increase in cash used by operating activities year over year primarily was due to changes in operating assets and liabilities and the change in net income.
Investing Activities
Net cash used by investing activities was $10.8 million for the first six months of 2013, compared to net cash used of $8.8 million for the first six months of 2012. The increase in cash used by investing activities year-over-year primarily was due to cash used for purchases of property and equipment during the first six months, partially offset by cash received from the sale of the Ft. Lauderdale property during the first quarter of 2013.
We spent $15.1 million on capital expenditures during the first six months of 2013, which was a $6.3 million increase compared to the same period in the prior year. During the first six months of 2013, we opened two large-format stores, as compared to three flagship stores, four large-format stores and one standard-format store during the first six months of 2012. During the remaining six months of 2013, we expect to spend approximately $12.0 million on additional capital expenditures, mainly for our store optimization strategy of moving to fewer larger stores in markets where we believe this is beneficial, and for a heightened focus on information technology investments for network improvements, enhancements to our website functionality and capabilities, and replacement of aging software and hardware.
Financing Arrangements
Net cash provided by financing activities was $4.1 million for the first six months of 2013, mostly attributable to proceeds from the exercise of stock options.
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% and 1.0% and for option (2) above is between 1.5% and 2.0%. The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For second quarter of 2013 and 2012, the weighted-average interest rate on all of our outstanding borrowings was 3.8% and 4.8%, respectively. For first six months of 2013 and 2012, the weighted-average interest rate on all of our outstanding borrowings was 3.8% and 4.8%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of June 29, 2013, we were in compliance with the covenants under our loan agreement, had no amounts outstanding under our revolving credit facility and $115.8 million available for future borrowings.
We may borrow against the aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at June 29, 2013 and $140.0 million at June 30, 2012. Our borrowing base at the periods then ended consisted of the following (in millions):

	June 29, 2013	June 30, 2012
Accounts receivable availability	$12.2	$12.2
Inventory availability	154.9	159.5
Less: reserves	(5.5)	(5.5)
Less: minimum availability	(16.2)	(16.6)
Less: suppressed availability	(25.4)	(9.6)
Total borrowing base	$120.0	$140.0
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$(0.3)	$(0.2)
Outstanding letters of credit	4.5	4.9
Total obligations	$4.2	$4.7

Accordingly, our availability as of June 29, 2013 and June 30, 2012, respectively, was (in millions):
Total borrowing base	$120.0	$140.0
Less: obligations	(4.2)	(4.7)
Total availability	$115.8	$135.3

Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of June 29, 2013, we are not involved in any unconsolidated special purpose entities or variable interest entities.

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
Business Trends
During 2012, we delivered consistent sales growth in each fiscal quarter. We believe this resulted from a combination of external and internal factors. Early that year, we benefited from a relatively warm and dry spring in many of our markets, which drove sales of maintenance and other core usage-related merchandise categories. During the first half of 2013, our sales results were lower than expected, which we believe was driven primarily by unusually cold, rainy and windy weather in many of our markets, which in turn drove a reduction in boat usage. In seasonal markets, some customers did not complete typical Spring commissioning of their boats in order to get them into the water quickly and take advantage of as much of the shortened season as possible. We have been able to partially offset the lower sales results this year in regions experiencing more typical weather and with our growth strategies, outlined below:

•	eCommerce: Sales originated in our Direct-to-Consumer channel grew by 13.4%. These sales represented 6.1% of total sales in the first half of this year, up from 5.2% for the first half of 2012.

•
Merchandise Expansion: Sales in our “merchandise expansion” categories (including soft goods, fishing and paddle sports) grew by 3.1% in the first six months of this year versus last year, whereas sales in our core categories declined by 4.8% given the reduced boat usage.

•
Store Optimization: Sales in markets where we optimized (evolving to having fewer, larger stores with anticipated improved store economics) during the past year delivered overall sales growth of 20.2% for the first half of this year.

For the remainder of 2013, we will continue to drive sales, while controlling expenses and maximizing cash flow by:

•	prioritizing our allocation of investment toward the key growth strategies of eCommerce, merchandise expansion and store optimization;

•	continuing to control our operating expenses through variable expense management, along with re-engineering and streamlining business processes, where applicable;

•	continuing to improve the quality of our inventory by tightly controlling overstocked or discontinued goods;

•	managing the business appropriately given the reduced sales, which reflects prudent investment in growth while focusing on expense control and emphasizing working capital management; and

•	exploring additional methods and strategies to drive traffic, sales, conversion and market presence.
More broadly, in order to better meet the needs of our customers and provide a better customer experience, in 2013 we have been investing, and will continue to invest, significant resources in support of our key growth strategies, including a 40% to 60% increase in our capital investments as compared to 2012. The majority of these additional investments are targeted to improve our eCommerce website and to continue to upgrade our information technology infrastructure. These strategies and investments support our shift toward an omni-channel retail model designed to provide a seamless customer experience across all shopping channels and to better position us to deliver incremental sales and operating margin improvement over time.
We believe that the ongoing uncertainty in economic conditions has had, and may continue to have, an adverse impact on discretionary consumer spending in an already challenging climate for the boating industry, and we believe that economic uncertainty could continue to have an impact on our sales, with corresponding risks to our earnings and cash flow for the remainder of 2013.
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
Forward-Looking Statements

All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, risks related to continued unseasonably cold or rainy weather and high wind conditions, expectations related to our earnings and growth and profitability, particularly with a shortened boating season, statements that relate to West Marine's future plans, expectations, objectives and business strategies, including our ability to: improve our Direct-to-Consumer business, including our eCommerce website; experience increased sales from expanded merchandise assortments; continue to successfully execute our store optimization strategy; continue to invest in inventory, maintain in-stock levels and improve financial performance; increase sales through all sales channels and control operating expenses in a challenging environment; successfully implement our share repurchase program; as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.
West Marine's operations could be adversely affected if the current soft economic conditions and the decreased spending in the boating industry continue or worsen, if fuel prices were to increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in the 2012 Form 10-K, and in this report in Part II, Item IA of the Form 10-Q for the quarter ended March 30, 2013, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
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
At the end of the second quarter ended June 29, 2013, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. In the fourth quarter of 2012, we entered into a five-year, amended and restated loan and security agreement pursuant to which the Company has up to $120.0 million in borrowing capacity, There are various interest rate options available (see Note 5 to our consolidated financial statements in the 2012 Form 10-K).
Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.7 million over the next year.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of June 29, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A – RISK FACTORS
We have included in Part I, Item 1A of the 2012 Form 10-K and Part II, Item IA of our Form 10-Q for the quarter ended March 30, 2013, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As previously reported, West Marine's Board of Directors approved a $10 million share repurchase program on March 15, 2013. No purchases were made under the program in the first 26 weeks of 2013.
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

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of June 29, 2013, December 29, 2012 and June 30, 2012; (ii) the condensed consolidated statements of income for the 13 weeks ended June 29, 2013 and June 30, 2012 and 26 weeks ended June 29, 2013 and June 30, 2012; (iii) the condensed consolidated statements of comprehensive income for the 13 weeks ended June 29, 2013 and June 30, 2012 and 26 weeks ended June 29, 2013 and June 30, 2012; and (iv) the condensed consolidated statements of cash flows for the 26 weeks ended June 29, 2013 and June 30, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 29, 2013	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer