Form 10-Q
period 2013-09-28
WEST MARINE INC
filed 2013-10-28
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013
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
At October 22, 2013, the number of shares outstanding of the registrant’s common stock was 24,364,579.

		Page No.

PART I – Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 28, 2013, December 29, 2012 and September 29, 2012	3

	Condensed Consolidated Statements of Income for the 13 weeks ended September 28, 2013 and September 29, 2012 and the 39 weeks ended September 28, 2013 and September 29, 2012	4

	Condensed Consolidated Statements of Comprehensive Income for the 13 weeks ended September 28, 2013 and September 29, 2012 and the 39 weeks ended September 28, 2013 and September 29, 2012	5

	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 28, 2013 and September 29, 2012	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosure	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 2013, DECEMBER 29, 2012 AND SEPTEMBER 29, 2012
(Unaudited and in thousands, except share data)

	September 28, 2013	December 29, 2012	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$69,935	$56,542	$68,283
Trade receivables, net	7,905	6,723	7,500
Merchandise inventories	222,227	194,332	213,117
Deferred income taxes	5,512	4,622	3,440
Assets held for sale	—	4,283	4,283
Other current assets	16,783	16,371	14,760
Total current assets	322,362	282,873	311,383
Property and equipment, net	69,918	59,532	58,850
Long-term deferred income taxes	5,567	8,392	7,126
Other assets	3,354	3,471	2,976
TOTAL ASSETS	$401,201	$354,268	$380,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,428	$21,074	$29,545
Accrued expenses and other	48,902	40,928	49,881
Total current liabilities	80,330	62,002	79,426
Deferred rent and other	16,470	13,858	14,339
Total liabilities	96,800	75,860	93,765
Commitments and contigencies - see Note 6
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 24,434,419 shares issued and 24,354,670 shares outstanding at September 28, 2013; 23,777,030 shares issued and 23,746,140 shares outstanding at December 29, 2012; and 23,451,455 shares issued and 23,420,565 shares outstanding at September 29, 2012	24	24	23
Treasury stock	(934)	(385)	(385)
Additional paid-in capital	200,175	193,388	190,468
Accumulated other comprehensive loss	(701)	(791)	(820)
Retained earnings	105,837	86,172	97,284
Total stockholders’ equity	304,401	278,408	286,570
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,201	$354,268	$380,335
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 13 WEEKS AND 39 WEEKS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012
(Unaudited and in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net revenues	$193,362	$191,924	$544,356	$556,964
Cost of goods sold	138,512	131,628	382,002	381,315
Gross profit	54,850	60,296	162,354	175,649
Selling, general and administrative expense	41,725	43,121	126,403	130,439
Restructuring costs	7	4	3	159
Income from operations	13,118	17,171	35,948	45,051
Interest expense	104	217	327	661
Income before income taxes	13,014	16,954	35,621	44,390
Provision for income taxes	6,677	6,682	15,956	17,749
Net income	$6,337	$10,272	$19,665	$26,641
Net income per common and common equivalent share:
Basic	$0.26	$0.44	$0.81	$1.15
Diluted	$0.26	$0.43	$0.80	$1.12
Weighted average common and common equivalent shares outstanding:
Basic	24,383	23,383	24,193	23,215
Diluted	24,641	23,813	24,531	23,706
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE 13 WEEKS AND 39 WEEKS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012
(Unaudited and in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$6,337	$10,272	$19,665	$26,641
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(39)	(68)	90	(93)
Total comprehensive income	$6,298	$10,204	$19,755	$26,548
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 39 WEEKS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012
(Unaudited and in thousands)

	39 Weeks Ended
	September 28, 2013	September 29, 2012
OPERATING ACTIVITIES:
Net income	$19,665	$26,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,117	11,513
Share-based compensation	2,511	2,372
Excess tax benefit from share-based compensation	(874)	(412)
Deferred income taxes	2,902	4,669
Provision for doubtful accounts	10	106
Lower of cost or market inventory adjustments	1,519	1,466
Loss on asset disposals	105	60
Changes in assets and liabilities:
Trade receivables	(1,192)	(1,834)
Merchandise inventories	(29,414)	(21,208)
Other current assets	(422)	(968)
Other assets	45	(188)
Accounts payable	11,100	3,060
Accrued expenses and other	8,755	8,859
Deferred items and other non-current liabilities	1,645	100
Net cash provided by operating activities	27,472	34,236
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4,330	93
Purchases of property and equipment	(22,255)	(12,831)
Net cash used in investing activities	(17,925)	(12,738)
FINANCING ACTIVITIES:
Borrowings on line of credit	3,552	4,767
Repayments on line of credit	(3,552)	(4,767)
Proceeds from exercise of stock options	3,112	2,090
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	383	340
Excess tax benefit from share-based compensation	874	412
Treasury shares acquired	(549)	—
Net cash provided by financing activities	3,820	2,842
Effect of exchange rate changes on cash	26	(23)
NET INCREASE IN CASH	13,393	24,317
CASH AT BEGINNING OF PERIOD	56,542	43,966
CASH AT END OF PERIOD	$69,935	$68,283
Other cash flow information:
Cash paid for interest	$220	$452
Cash paid for income taxes	3,059	4,143
Non-cash investing activities
Property and equipment additions in accounts payable	1,745	357

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Thirty-nine Weeks Ended September 28, 2013 and September 29, 2012
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at September 28, 2013 and September 29, 2012, and the interim results of operations for the 13-week and 39-week periods then ended and cash flows for the 39-week periods then ended, have been included.
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
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended December 29, 2012. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 39-week periods ended September 28, 2013 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 28, 2013. Historically, the Company's revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
The Company's fiscal year consists of 52 weeks, ending on the Saturday closest to December 31. The 2013 fiscal year and 2012 fiscal year consist of the 52 weeks ending on December 28, 2013 and December 29, 2012, respectively. All quarters of both fiscal years 2013 and 2012 consist of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company's cash and cash equivalents consists of cash on hand and bank deposits and is classified within Level 1 because they are valued using quoted market prices for each period presented: as of September 28, 2013, December 29, 2012 and September 29, 2012 cash balances were $69.9 million, $56.5 million and $68.3 million, respectively.
Assets Held for Sale
On September 28, 2012, the Company entered into an agreement to sell its former Ft. Lauderdale store and the related land for a purchase price of $4.5 million. The location was vacated when the Company's new flagship store opened in the same market in November 2011. The sale closed in March 2013, and the loss on the sale recognized by the Company was de minimis.

Adoption of New and Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board, issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ("ASU 2013-11"). ASU 2013-11 provides guidance regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. ASU 2013-11 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company expects to adopt this guidance for its interim and and annual periods beginning December 30, 2013. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
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
The Company's effective income tax rate for the 13-week period ended September 28, 2013 was 51.3%, which resulted in a provision of $6.7 million, while the effective tax rate for the 13-week period ended September 29, 2012 was 39.4%, which also resulted in a provision of $6.7 million. The Company's effective income tax rate for the 39-week period ended September 28, 2013 was 44.8%, which resulted in a provision of $16.0 million, while the effective tax rate for the 39-week period ended September 29, 2012 was 40.0%, which resulted in a provision of $17.7 million.
On July 11, 2013, the Governor of California signed legislation which significantly changed the California Enterprise Zones ("CA EZ"), effective for tax years beginning on or after January 1, 2014. Under prior law, CA EZ credits did not expire. Under the newly-enacted law, credits expire after 10 years. The Company currently has a $4.3 million deferred tax asset for California tax credits, which amount does not include the portion of the deferred tax asset that is already offset by an unrecognized tax benefit. In evaluating the impact of the new tax law, the Company determined that it is more likely than not that the Company will not be able to realize the tax benefit for a portion of the CA EZ credits. Therefore, a gross valuation allowance was recorded on these credits in the amount of $2.4 million. After adjusting for the expected federal tax benefit, the net valuation allowance recorded was $1.5 million. The net valuation allowance increased the Company's effective tax rate by 11.8% and 4.3% for the 13-week and the 39-week period ended September 28, 2013, respectively.
On September 13, 2013, the U. S. Department of Treasury ("Treasury") released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (the "Code"), regarding the deduction and capitalization of expenditures related to tangible property. Treasury also released proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for the Company's tax year ending December 31, 2014. The Company continues to review the regulations and the expected impact on the Company's consolidated financial statements when they are effective.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.9 million for the 13-week period ended September 28, 2013 and $0.8 million for the 13-week period ended September 29, 2012, the majority of which was recorded as selling, general and administrative expense. The Company recognized share-based compensation expense of $2.5 million for the 39-week period ended September 28, 2013 and $2.4 million for the 39-week period ended September 29, 2012, the majority of which was recorded as selling, general and administrative expense. The tax benefits associated with share-based compensation expense for the 13-week and 39-week periods ended September 28, 2013 were $0.3 million and $0.8 million, respectively. The tax deficiencies associated with share-based compensation expense for the 13-week and 39-week periods ended September 29, 2012 were less than $0.1 million and $(0.4) million, respectively.
The Manager Share Appreciation Plan ("MSAP") compensation expense for the 13-week and 39-week periods ended September 28, 2013 were less than $0.1 million and $0.1 million, respectively. The corresponding liability at September 28, 2013 was $0.1 million. The MSAP compensation expense for both the 13-week and 39-week periods ended September 29, 2012 was less than $0.1 million. The corresponding liability at September 29, 2012 was less than $0.1 million.

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
In addition to the Company’s 10 stores located in Canada and five franchised stores located in Turkey, revenues are attributed to geographic locations based on the location to which the Company ships its products. The Company operates primarily in the United States with foreign revenues representing less than 5% of total net revenues during each of the 13-week and 39-week periods ended September 28, 2013 and September 29, 2012, and foreign long-lived assets totaled less than 2% of long-lived assets at each of these dates.
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
For any claims, legal or administrative proceedings where the Company has determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For any such matters where a loss is reasonably possible, the range of estimated loss is not material, individually and in the aggregate.
NOTE 7: RESTRUCTURING COSTS
Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities that are part of formal restructuring plans. Severance benefits are detailed in approved severance plans, which are specific as to number, position, location and timing. In addition, severance benefits are communicated in specific detail to affected employees and are unlikely to change when costs are recorded. Costs are recognized over the period services are rendered, otherwise they are recognized when they are communicated to the employees. Other associated costs, such as legal and professional fees, are expensed as incurred. Accrued liabilities related to costs associated with restructuring activities outstanding as of September 28, 2013 were $0.7 million. Restructuring charges are expected to be fully paid by April 2019, and the cumulative amount incurred through September 28, 2013 is $20.2 million. The restructuring charges are reflected on the condensed consolidated statement of income. There was no change to the total obligation for the periods presented.
Costs and obligations (included in “Accrued liabilities” in the Company's condensed consolidated balance sheets) recorded in 2013, 2012 and 2011 in conjunction with the restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Ending balance, January 1, 2011	$293	$1,949	$2,242
Charges (reduction in charges)	19	(69)	(50)
Payments	(152)	(976)	(1,128)
Ending balance, December 31, 2011	$160	$904	$1,064
Charges	8	91	99
Payments	(10)	(303)	(313)
Ending balance, December 29, 2012	$158	$692	$850
Charges (reduction in charges)	(1)	4	3
Reclassification	(156)	156	—
Payments	(1)	(131)	(132)
Ending balance, September 28, 2013	$—	$721	$721

NOTE 8: NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.5 million and 1.0 million shares of common stock that were outstanding for the quarters ended September 28, 2013 and September 29, 2012, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 0.5 million and 0.4 million shares of common stock that were outstanding for the first 39-weeks ended September 28, 2013 and September 29, 2012, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	September 28, 2013		September 29, 2012
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,383	$0.26	23,383	$0.44
Effect of dilutive stock options	258	—	430	(0.01)
Diluted	24,641	$0.26	23,813	$0.43
	39 Weeks Ended
	September 28, 2013		September 29, 2012
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,193	$0.81	23,215	$1.15
Effect of dilutive stock options	338	(0.01)	491	(0.03)
Diluted	24,531	$0.80	23,706	$1.12

NOTE 9: STOCKHOLDERS' EQUITY
Stock Repurchase Program
On August 15, 2013, the Company entered into a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to facilitate the repurchase of its shares in accordance with the Company’s existing share repurchase authorization. As previously announced on March 15, 2013, the Company’s Board of Directors approved the repurchase by the Company of up to $10 million of its common stock through open market or privately negotiated transactions.
The 10b5-1 Plan allowed the Company’s broker to repurchase common stock on the Company’s behalf pursuant to the terms and limitations specified in the Plan, including to the extent such purchases were permitted pursuant to Regulation M and Rule 10b-18 of the Exchange Act. The 10b5-1 Plan terminated in accordance with its terms on October 18, 2013, which is the time when the Company ordinarily would be prevented from repurchasing its stock under the Company's self-imposed blackout periods.

As of September 28, 2013, the Company had repurchased 48,859 shares at an aggregate price of approximately $0.5 million and an average price per share of $11.21 under the repurchase plan.
Preferred Stock
As of September 28, 2013 and December 29, 2012, there were no shares of preferred stock outstanding.
Common Stock
The Company is authorized to issue up to 50,000,000 shares of common stock with a par value $0.001 per share.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2012 (the “2012 Form 10-K”). All references to the third quarter and the first nine months of 2013 mean the 13-week and 39-week periods ended September 28, 2013,respectively, and all references to the third quarter and the nine months of 2012 mean the 13-week and 39-week periods ended September 29, 2012,respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.
Overview
West Marine is the largest specialty retailer of boating supplies and accessories in the United States. Historically, we reported three segments — Stores, Port Supply (wholesale) and Direct-to-Consumer (eCommerce, catalog and call center transactions). With our new Chief Executive Officer, we have changed the way in which we view and manage our business by making organizational changes, integrating systems and concentrating our strategic focus on omni-channel retailing. As a result of these changes, beginning in the first fiscal quarter of this year, we began reporting one reportable segment (for additional information refer to Note 4, Segment Information in Part I, Item 1 of this report).
We also have changed the definition of comparable store sales to now include sales from our Direct-to-Consumer and Port Supply channels. As before, store sales are included in comparable store sales in the fiscal period in which they commence their 14th full month of operations. Stores that were substantially remodeled (i.e., resulting in an increase or decrease of 40% or more of selling square footage) are excluded until they commence their 14th full month of operations following completion of the project. Stores that were closed are excluded.
At the end of the third quarter of 2013, we offered our products through 290 company-operated stores in 38 states, Puerto Rico and Canada and five franchised stores located in Turkey, on our eCommerce website, and through our catalogs and call center. We also are engaged in the wholesale distribution of boating products to commercial customers. We are in discussions with our franchisee in Turkey to voluntarily terminate our franchise relationship; however, we currently expect our former franchise partner will continue to purchase marine-related products from us.
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
Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.6	68.6	70.2	68.5
Gross profit	28.4	31.4	29.8	31.5
Selling, general and administrative expense	21.6	22.5	23.2	23.4
Restructuring costs (recoveries)	—	—	—	—
Income from operations	6.8	8.9	6.6	8.1
Interest expense	0.1	0.1	0.1	0.1
Income before income taxes	6.7	8.8	6.5	8.0
Provision for income taxes	3.4	3.4	2.9	3.2
Net income	3.3%	5.4%	3.6%	4.8%

Thirteen Weeks Ended September 28, 2013 Compared to Thirteen Weeks Ended September 29, 2012
Net revenues for the third quarter of 2013 were $193.4 million, an increase of $1.4 million, or 0.7%, compared to net revenues of $191.9 million in the third quarter in 2012. The increase primarily was due to a $1.6 million, or 0.9%, increase in comparable store sales. Core products, which represented 83.2% of our total sales and tend to be dependent upon boat-usage, were down 0.8% during the third quarter as compared to the same period last year. During the third quarter last year, core products represented 84.7% of total sales. These reductions year-over-year were offset by increased sales from promotional activity and successes in our three key growth strategies, which remain a relatively small portion of our overall business and are discussed below.
As compared to the same period last year, we saw positive sales growth from our three key strategies: eCommerce; merchandise expansion; and store optimization. Sales through our Direct-to-Consumer channel, driven by domestic eCommerce growth, increased by 20.3%. The Direct-to-Consumer channel represented 6.1% of our third quarter revenues, as compared to 5.1% last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) were up 11.0%. Merchandise expansion products represented 16.8% of our third quarter total sales, as compared to 15.3% last year. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets, where we have moved to a larger format store from multiple, smaller locations, were up $1.7 million, or 36.4%, during the quarter.
We experienced increased sales to wholesale customers for the third quarter, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. We had 290 company-operated stores and five franchised stores in Turkey open at the end of the third quarter of 2013, compared to 301 company-operated stores and five franchised stores in Turkey at the end of the third quarter of 2012. While store count declined by 3.7% year-over-year, selling square footage increased by 1.0%.
Gross profit decreased by $5.4 million, or 9.0%, to $54.9 million in the third quarter of 2013, compared to $60.3 million for the same period last year. Gross profit decreased as a percentage of net revenues to 28.4% in the third quarter of 2013, compared to 31.4% for the same period last year. This was driven by lower raw product margin rate, which decreased by 1.4%, primarily due to promotional offers and a shift in balance of sales from our retail customers, where transaction counts were down with less boat usage and reduced commissioning activities, and a shift toward sales from wholesale customers given the success of our wholesale growth strategy. Wholesale customers receive discounts on products based on purchase volumes that are not consistently offered to retail customers. Gross profit rate was also lower by 1.4% due to higher occupancy expenses during the quarter, primarily due to store closure reserves recorded as a result of our store optimization strategy.
Selling, general and administrative expense ("SG&A") was $41.7 million, a decrease of $1.4 million, or 3.2%, compared to $43.1 million for the same period last year. SG&A decreased as a percentage of net revenues to 21.6% in the third quarter of 2013, compared to 22.5% for the same period last year. The primary driver of lower SG&A was no accrued bonus expense this year as profit level expectations fell below the threshold for performance-based payouts.
Net income for the 13-week period ended September 28, 2013 was $6.3 million, a $3.9 million decrease when compared to the same period last year. Our effective income tax rate for the 13-week period ended September 28, 2013 was 51.3%, which resulted in a provision of $6.7 million, while the effective tax rate for the 13-week period ended September 29, 2012 was 39.4%, which resulted in a provision of $6.7 million. Included in the third quarter tax provision this year was a $1.5 million valuation allowance related to a California tax law change. See Note 2 to our condensed consolidated financial statements in this report for more information. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary.

Thirty-nine Weeks Ended September 28, 2013 Compared to Thirty-nine Weeks Ended September 29, 2012
Net revenues for the first 39 weeks of 2013 were $544.4 million, a decrease of $12.6 million, or 2.3%, compared to net revenues of $557.0 million in the first 39 weeks of 2012. The decrease primarily was due to a $12.0 million, or 2.3%, decrease in comparable store sales. Our first quarter revenues were impacted by a much colder spring hitting many parts of the country compared to last year, with boats remaining under snow in the northeast and wind conditions stalling usage in the southeast. As a result, the launch of our season started much later than expected and continued unfavorable boating weather during the second quarter exacerbated the late start set-back. Core products, which represented 84.2% of our total sales and tend to be dependent upon boat-usage, were down 3.4% this year as compared to the same period last year. Last year, core products represented 85.4% of total sales. These reductions year-over-year were partially offset by increased sales from our three key growth strategies, which remain a relatively small portion of our overall business and are discussed below.
Consistent with the results noted above for the third quarter, while our net revenues decreased during the first 39 weeks of 2013 compared to the comparable period last year, we saw some offset and positive sales growth from our three key strategies: eCommerce; merchandise expansion; and store optimization. Sales through our Direct-to-Consumer channel, driven by domestic eCommerce revenues, increased by 15.8%. The Direct-to-Consumer channel represented 6.1% of our year-to-date revenues, as compared to 5.2% last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) were up 5.9%. Merchandise expansion products represented 15.8% of our sales results this year, as compared to 14.6% last year. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets were up $5.5 million, or 23.4%, during the first nine months.
Gross profit decreased by $13.3 million, or 7.6%, to $162.4 million in the first 39 weeks of 2013, compared to $175.6 million for the same period last year. Gross profit decreased as a percentage of net revenues to 29.8% in the first 39 weeks of 2013, compared to 31.5% for the same period last year. This was driven by lower raw product margin, which decreased by 1.1%, primarily due to the shift in balance of sales from retail customers toward wholesale customers this year, as discussed above. An additional driver of the decrease in gross profit margin was a 0.5% increase in occupancy expenses as a percentage of revenues, primarily due to store closure reserves recorded as a result of our store optimization strategy.
SG&A was $126.4 million, a decrease of $4.0 million, or 3.1%, compared to $130.4 million for the same period last year. SG&A decreased as a percentage of net revenues to 23.2% in the first 39 weeks of 2013, compared to 23.4% for the same period last year. Compensation-related expenses were $5.1 million lower than last year, with $3.4 million of that variance due to no accrued bonus expense this year and $1.7 million attributed to lower store payroll, as we reduced our spending given the lower net revenues. We also reduced expenses related to discretionary areas, such as supplies, travel and small equipment purchases, by $0.6 million. However, this was partially offset by $2.2 million for the investments in our key strategies discussed above, as well as expenses related to technology infrastructure investments.
Net income for the 39-week period ended September 28, 2013 was $19.7 million, a $7.0 million decrease when compared to the same period last year. Our effective income tax rate for the 39-week period ended September 28, 2013 was 44.8%, which resulted in a provision of $16.0 million, while the effective tax rate for the 39-week period ended September 29, 2012 was 40.0%, which resulted in a provision of $17.7 million. Included in the tax provision this year was a $1.5 million valuation allowance which is related to a California tax law change. See Note 2 to our condensed consolidated financial statements in this report for more information.
Liquidity and Capital Resources
We ended the third quarter of 2013 with $69.9 million of cash, compared to $68.3 million at the end of the third quarter of 2012. Working capital (the excess of current assets over current liabilities) increased to $242.0 million at the end of the third quarter of 2013, compared to $232.0 million last year. The increase in working capital primarily was attributable to higher merchandise inventories at the end of the period this year, principally due to strategic inventory purchases to support our fourth quarter and holiday sales.
Operating Activities
During the first nine months of 2013, net cash provided by operating activities was $27.5 million, compared to $34.2 million of cash provided by operating activities during the same period last year. The decrease in cash provided by operating activities year-over-year primarily was due to the change in net income.
Investing Activities
Net cash used by investing activities was $17.9 million for the first nine months of 2013, compared to net cash used of $12.7 million for the first nine months of 2012. The increase in cash used by investing activities year-over-year primarily was due to cash used for purchases of property and equipment during the first nine months and investment in our information technology infrastructure, partially offset by cash received from the sale of a property in Ft. Lauderdale during the first quarter of 2013.

We spent $22.3 million on capital expenditures during the first nine months of 2013, which was a $9.5 million increase compared to the same period in the prior year. During the first nine months of 2013, we opened three flagship stores and five large-format stores, compared to three flagship stores, six large-format stores and one standard-format store during the first nine months of 2012. During the remaining three months of 2013, we expect to spend approximately $5.0 million on additional capital expenditures, mainly for our store optimization strategy of moving to fewer larger stores in markets where we believe this is beneficial, and for a heightened focus on information technology investments for network improvements, enhancements to our website functionality and capabilities, and a paced replacement of aging software and hardware.
Financing Arrangements
Net cash provided by financing activities was $3.8 million for the first nine months of 2013, mostly attributable to proceeds from the exercise of stock options and partially offset by stock repurchases.
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% and 1.0% and for option (2) above is between 1.5% and 2.0%. The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For third quarter of 2013 and 2012, the weighted-average interest rate on all of our outstanding borrowings was 3.8% and 4.8%, respectively. For first nine months of 2013 and 2012, the weighted-average interest rate on all of our outstanding borrowings was 3.8% and 4.8%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of September 28, 2013, we were in compliance with the covenants under our loan agreement, had no amounts outstanding under our revolving credit facility and $105.9 million available for future borrowings.
We may borrow against the aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at September 28, 2013 and December 29, 2012 and $140.0 million at September 29, 2012. Our borrowing base at the periods then ended consisted of the following (in millions):

	September 28, 2013	December 29, 2012	September 29, 2012
Accounts receivable availability	$7.8	$4.4	$7.3
Inventory availability	118.7	108.3	115.9
Less: reserves	(4.4)	(5.4)	(4.5)
Less: minimum availability	(12.2)	(10.7)	(11.9)
Less: suppressed availability	—	—	—
Total borrowing base	$109.9	$96.6	$106.8

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$(0.2)	$(0.2)	$(0.2)
Outstanding letters of credit	4.2	5.1	4.5
Total obligations	$4.0	$4.9	$4.3

Accordingly, our availability as of September 28, 2013, December 29, 2012 and September 29, 2012, respectively, was (in millions):
Total borrowing base	$109.9	$96.6	$106.8
Less: obligations	(4.0)	(4.9)	(4.3)
Total availability	$105.9	$91.7	$102.5

Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of September 28, 2013, we are not involved in any unconsolidated special purpose entities or variable interest entities.
Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2, “Properties” and Note 7 to our consolidated financial statements in the 2012 Form 10-K.
Seasonality
Historically, our business has been highly seasonal. In 2012, approximately 65% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.
Business Trends
During 2012, we delivered consistent sales growth in each fiscal quarter. We believe this resulted from a combination of external and internal factors. Early that year, we benefited from a relatively warm and dry spring in many of our markets, which drove sales of maintenance and other core usage-related merchandise categories. During the first half of 2013, our sales results were lower than expected, which we believe was driven primarily by unusually cold, rainy and windy weather in many of our markets, which in turn drove a reduction in boat usage, and in certain seasonal markets, caused some customers to entirely forgo typical Spring commissioning of their boats.
We believe that the ongoing uncertainty in economic conditions has had, and may continue to have, an adverse impact on discretionary consumer spending in an already challenging climate for the boating industry, and we believe that economic uncertainty could continue to have an impact on our sales, with corresponding risks to our earnings and cash flow for the remainder of 2013.
During the third quarter of 2013, several factors combined to modestly improve our sales trends. First, in many of our markets, we saw a return to somewhat better weather conditions, which in turn led to improved boat usage and sales in our core categories, particularly when compared to the trend in the first half of the year. While we are seeing success in our three key growth strategies, they remain a relatively small portion of our overall business. Our key strategies are outlined below:

•
eCommerce: Sales which originated in our Direct-to-Consumer channel grew by 20.3% during the third quarter, which was higher than the 13.4% growth we experienced in the first half of the year and represented the fourth consecutive quarter of double digit growth in this channel. These sales represented 6.1% of total sales in the first nine months of this year, up from 5.2% for the corresponding period in 2012.

•
Merchandise Expansion: Sales in our merchandise expansion categories (including soft goods, fishing, paddle sports, and accessories) grew by 5.9% in the first nine months of this year versus last year, whereas sales in our core categories declined by 3.4% given the reduced boat usage.

•
Store Optimization: Sales in markets where we optimized (evolving to having fewer, larger stores with anticipated improved store economics) during the past year delivered overall sales growth of 23.4% for the first nine months of this year.

We are seeing evidence of positive interplay among our growth strategies. Specifically, our eCommerce and store optimization strategies are being driven by merchandise expansion product offerings. For the first nine months of this year, one-third of our eCommerce sales growth and more than 39% of the sales growth in our stores optimized year-to-date have come from our merchandise expansion strategies.

For the remainder of 2013, we will continue to remain focused on driving sales, while being mindful of controlling expenses by:

•	prioritizing and further increasing our allocation of investment toward the key growth strategies of eCommerce, merchandise expansion and store optimization;

•	continuing to control our operating expenses through variable expense management, along with re-engineering and streamlining business processes, where appropriate;

•	continuing to improve the quality of our inventory by controlling overstocked or discontinued goods;

•	managing the business appropriately given the reduced sales, which reflects prudent investment in growth while focusing on expense control and emphasizing working capital management; and

•	exploring additional methods and strategies to drive traffic, sales, conversion and market presence.
More broadly, in order to better meet the needs of our customers and provide a better customer experience, we have been investing, and will continue to invest, significant resources in support of our key growth strategies, including a 40% to 60% increase in our capital investments as compared to 2012. The majority of these additional investments are targeted to improve our eCommerce website and to continue to upgrade our information technology infrastructure. These strategies and investments support our shift toward an omni-channel retail model designed to provide a seamless customer experience across all shopping channels and to better position us to deliver incremental sales and operating margin improvement over time.
Given the early success of our growth strategies, our planning for 2014 will reflect continued investment in these growth strategies, including further enhancements to the functionality of our eCommerce website and expansion of testing a new element of our store optimization strategy in which we remodel stores in a way to better appeal, and offer products, to a broader group of potential customers. Both, the eCommerce and store optimization strategies, will allow us to continue to increase sales in our merchandise expansion strategy.
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
Forward-Looking Statements
All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, expectations related to our earnings, growth and profitability, particularly with the shortened boating season, statements that relate to West Marine's future plans, expectations and objectives; expectations and projections with respect to our ability to appropriately invest in, and execute on, our strategic growth strategies, including our ability to: improve our Direct-to-Consumer business, including our eCommerce website; experience increased sales from expanded merchandise assortments; continue to successfully execute our store optimization strategy; continue to invest in inventory, maintain in-stock levels and improve financial performance; increase sales through all sales channels and control operating expenses in a challenging environment; successfully implement our share repurchase program; as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.
West Marine's operations could be adversely affected if the current soft economic conditions and the decreased spending in the boating industry continue or worsen, if fuel prices were to increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our earnings in the future include the risk factors set forth in the 2012 Form 10-K and in Part II, Item IA of the Form 10-Q for the quarter ended March 30, 2013, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
Adoption of New and Recently Issued Accounting Pronouncements
Please see Note 1 to our condensed consolidated financial statements in this report for a discussion of adoption of new and recently issued accounting pronouncements.
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
At the end of the third quarter ended September 28, 2013, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. In the fourth quarter of 2012, we entered into a five-year, amended and restated loan and security agreement pursuant to which the Company has up to $120.0 million in borrowing capacity. There are various interest rate options available, as described above.
Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.5 million over the next year.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, we concluded that, as of September 28, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As previously reported, West Marine's Board of Directors approved a $10 million share repurchase program on March 15, 2013. Through September 28, 2013, we have repurchased 48,859 shares under this program for a total cost of $0.5 million. As of September 28, 2013, we are authorized to repurchase additional shares of our common stock with an aggregate cost of approximately $9.5 million. Please refer to Note 9 to our condensed consolidated financial statements in this report for more information regarding the share repurchase program.
Any further repurchases may be made from time to time in the open market, in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The program does not obligate West Marine to acquire any additional common stock and the program may be suspended at any time at our discretion.
The following table presents details of our share repurchase transactions during the three months ended September 28, 2013:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	June 30 - July 27	—	$—	—	$10,000,000
Month 2	July 28 - August 24	310	$11.30	310	$9,996,497
Month 3	August 25 - September 28	48,549	$11.21	48,859	$9,452,405
	Total	48,859	$11.21	48,859	$9,452,405

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

10.1
Separation Agreement, dated as of September 4, 2013, between West Marine, Inc. and Bruce Edwards (incorporated by reference to Exhibit 10.1 to West Marine's Current Report on Form 8-K dated September 4, 2013 and filed on September 5, 2013).

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

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of September 28, 2013, December 29, 2012 and September 29, 2012; (ii) the condensed consolidated statements of income for the 13 weeks ended September 28, 2013 and September 29, 2012 and 39 weeks ended September 28, 2013 and September 29, 2012; (iii) the condensed consolidated statements of comprehensive income for the 13 weeks ended September 28, 2013 and September 29, 2012 and 39 weeks ended September 28, 2013 and September 29, 2012; and (iv) the condensed consolidated statements of cash flows for the 39 weeks ended September 28, 2013 and September 29, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 28, 2013	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer