Form 10-K
period 2013-12-28
WEST MARINE INC
filed 2014-03-12
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $267.9 million based on the closing sale price of $11.00, as reported on the NASDAQ Global Market on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2014
Common stock, $.001 par value per share	24,364,509 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2014	Part II, Item 5 and Part III

WEST MARINE, INC.
2013 FORM 10-K ANNUAL REPORT

i

PRELIMINARY NOTE
This report is for the year ended December 28, 2013. This report modifies and supersedes documents filed prior to this report. The Securities and Exchange Commission (the “SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this report. In addition, information that we file with the SEC in the future automatically will update and supersede information contained in this report.
We undertake no obligation (other than that required by law) to publicly update or revise any disclosures contained in this report, whether as a result of new information, future events or otherwise. Website references throughout this report are for information only, and the content of these websites is not incorporated by reference and should not otherwise be considered a part of this report.
All references to 2013, 2012 and 2011 in this report refer to our fiscal years ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Fiscal years 2013, 2012 and 2011 were fifty-two week years.

ii

PART I
ITEM 1—BUSINESS
General
West Marine was founded in 1968 by a sailor and has grown to become the largest omni-channel specialty retailer exclusively offering boating supplies, gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water. With 287 stores located in 38 states, Puerto Rico and Canada as of the end of 2013 and an eCommerce website reaching domestic and international customers, West Marine is recognized as the dominant waterlife outfitter for cruisers, sailors, anglers and paddle sports enthusiasts. We strive to provide exceptional customer experiences and offer the convenience of omni-channel shopping.
West Marine, Inc. was incorporated in Delaware in September 1993 as the holding company for West Marine Products, Inc., which was incorporated in California in 1976. Unless the context otherwise requires, “West Marine,” “we,” “us,” and “our” refer to West Marine, Inc. and its subsidiaries. Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700. Our two distribution centers are located in Rock Hill, South Carolina and Hollister, California.
Business Strategy
We are a leading specialty retailer serving people who enjoy recreating on or around the water. We offer a broad selection of core boating and water recreation products, primarily serving the needs of boat owners. We do this through physical stores and an eCommerce web site, making us a leading omni-channel specialty retailer in our sector. Our strategies are designed to reposition West Marine into a broader waterlife outfitter, while maintaining our position as the leading boat parts specialty retailer. In support of our omni-channel business strategy, we will continue our current focus on growing revenues from core boating products and accelerating our investment in our three growth strategies, with a goal of executing our "15/50 plan."
eCommerce - The first number in the 15/50 plan refers to our objective to grow our eCommerce business to 15% of total sales.
Over the past couple of years, we have been investing in our retail eCommerce website. Our investments have resulted in a 25% increase in domestic eCommerce revenues this year. We are pleased with this increase, and we have been working behind the scenes on a new website platform for westmarine.com that launched during the first quarter of 2014. This upgraded platform gives us the capability to offer additional information about the products and to offer a wider breadth of product offerings, including our merchandise expansion categories. We believe these enhancements will continue to drive growth and strengthen our omni-channel position. Also, in an effort to accelerate our eCommerce business, we have invested in people and systems to expedite the launch of a new portsupply.com website in 2014. This website serves the professional (or wholesale) customer, and similar to other business-to-business websites, we believe portsupply.com should help this channel grow more rapidly, but with smaller overall potential than our retail consumer site.
Store Optimization - The second number in the 15/50 plan reflects our goal that sales derived from consolidated or revitalized stores will grow to 50% of total sales. For the past five years, our store optimization program has consisted of store consolidations, by which we have been evolving to having fewer, larger stores that offer a better shopping experience in our major markets. These stores drive sales and profitability by allowing us to offer an improved shopping experience with greatly expanded product assortments in better store locations. The larger scale of these locations, typically greater than 13,000 square feet, also allows us to staff the stores with sales associates having more specialized product knowledge. In 2014, we will continue to consolidate markets and we will be expanding this strategy to include revitalizing our existing stores that range between 8,000 square feet and 13,000 square feet. A store revitalization consists of some light remodeling, space optimization, product assortment changes, new product category introduction, and associate training. These changes allow us to offer merchandise expansion products, appeal to a broader base of customers, and provide the space and flexibility to appropriately transition products as the seasons change. In connection with the store consolidation component of our store optimization strategy during 2013, we opened 11 stores and expanded the selling square footage of one store while closing other stores in those same markets. We ended the year with an aggregate of 2.69 million total square feet of space for all stores, up slightly from 2.67 million square feet at the end of fiscal 2012. We also tested revitalization in seven stores during 2013 and expect to revitalize 20 more locations during 2014, increasing the pace as we gain experience with this aspect of our strategy.
Merchandise Expansion - Our eCommerce and store optimization strategies are supported by our growth objectives in our merchandise expansion product categories. This strategy welcomes a broader base of customers who are passionate about recreating on and around the water by providing these customers with a broader selection of footwear, apparel, clothing accessories, fishing products, waterlife accessories, and paddlesports equipment. We are currently offering this expanded assortment in our larger-format stores and on our eCommerce website. During 2013, sales of this group of products increased by 6.1% and comprised approximately 16.5% of our revenues, compared to approximately 15.3% last year. In an effort to accelerate our merchandise expansion strategy, we are further increasing the balance of products in categories such as footwear, clothing, and paddlesports in key locations. Additionally, we are testing new product categories to find merchandise with which we can continue to better serve our customers and further position West Marine as the foremost authority for all waterlife needs and wants.
Merchandising
Our merchandise mix over the last three years is reflected in the table below:

	2013	2012	2011
Core boating products (1)	83.5%	84.7%	86.1%
Merchandise expansion products (2)	16.5%	15.3%	13.9%
Total	100.0%	100.0%	100.0%

(1)
Core boating products are comprised of maintenance, electronics, sailboat hardware, anchors/docking/moorings, engine systems, safety, electrical, plumbing, boats/outboards, ventilation, deck hardware/fasteners, navigation, trailering, seating/boat covers and barbecues/appliances.

(2)	Merchandise expansion products are comprised of apparel, footwear, clothing accessories, fishing, watersports, paddlesports, coolers, bikes and cabin/galley.
West Marine is committed to offering a broad assortment of merchandise that provides our customers what they want, when they want it. As we grow revenues through our merchandise expansion strategy, we expect that core boating products will continue to grow, but at a slower pace than merchandise expansion products. Our merchandising department is responsible for vendor and product selections and works closely with our planning and replenishment department, which is responsible for purchasing and managing inventory levels in our distribution centers and our stores. We also offer our customers the ability to special order products that we do not stock in our stores or at our distribution centers.
We purchased merchandise from more than 800 vendors during 2013 and realized savings through quantity purchases and direct shipments. In 2013, no single vendor accounted for more than 9% of our merchandise purchases, and our 20 largest vendors accounted for approximately 42% of our merchandise purchases. Generally, we purchase merchandise from our vendors on an order-by-order basis.
We continued to offer private label merchandise in 2013, which typically have higher gross margins than comparable branded products. Private label products, which we sell under the “West Marine,” “Black Tip,” “Third Reef,” “Pure Oceans,” "Lifesling," and “Seafit” brand names, usually are manufactured in Asia, the United States and Europe. We have a limited number of long-term contracts with our manufacturing sources, and we compete with other companies for production facilities and import quota capacity.
Omni-channel Shopping Experience
Our strategy is to offer a seamless omni-channel shopping experience to retail and professional customers through our stores, eCommerce websites, and our catalog and call center operations. Although we sell through all of these channels, our primary sales channel remains our stores.
Stores
The following table shows the number of stores opened and closed in each of our last three fiscal years:

	Fiscal 2013				Fiscal 2012				Fiscal 2011
	Flagship	Large-Format	Standard	Total	Flagship	Large-Format	Standard	Total	Flagship	Large-Format	Standard	Total
Beginning stores	13	29	258	300	9	23	287	319	5	25	297	327
New stores	3	8	—	11	3	6	1	10	4	1	1	6
Closed stores	—	—	(24)	(24)	—	—	(29)	(29)	(1)	(2)	(11)	(14)
Expansion	—	1	(1)	—	1	—	(1)	—	1	(1)	—	—
Ending stores	16	38	233	287	13	29	258	300	9	23	287	319

(1)	Flagship stores range in size from more than 20,000 sq. ft. to 50,000 sq. ft.

(2)	Large-format stores range in size from 13,000 sq. ft. up to 19,000 sq. ft.

(3)
Standard stores range in size from 6,000 sq. ft. to approximately 12,000 sq. ft. Included in the standard stores in the table above are 12 Express stores that range from 2,500 to 3,000 sq. ft. and carry mainly hardware and other supplies needed for day-to-day boat maintenance and repairs.

At the end of 2013, we had 287 stores, compared to 300 company-operated stores and five franchised stores in Turkey at the end of 2012. While store count declined by 4.3% year-over-year, selling square footage increased by 0.8%.
Our flagship and large-format stores offer an expansive array of merchandise, an enhanced customer experience, a more appealing selling environment, and displays designed to help customers make informed product selections. These stores not only offer an extensive assortment of core boating hardware and supplies, but also present a broader selection of waterlife products, such as paddlesports, clothing, footwear and accessories. Because these stores are larger, they provide more flexibility to accommodate seasonal product changes and the ability to welcome a broader group of customers who enjoy recreating on or around the water.
Our standard-sized stores focus on carrying core boating products and support our omni-channel strategy by providing our customers with access to merchandise expansion and waterlife products through other shopping channels.
In 2014, we expect to open three to four flagship stores and approximately seven large-format stores. These store openings will replace approximately 13 existing stores.
Our extensive store network gives us an advantage in serving all of our customers, including professional customers seeking convenience and a larger assortment of products than those carried by typical distributors. We believe that with continued professional customer focus, expanded distribution capabilities, with an emphasis on treating our larger stores in certain markets as hubs or regional distribution centers, and broad product selection and availability, we will continue to be recognized as the preferred wholesale distributor in the industry. Our professional customers include businesses involved in boat sales, boat building, boat commissioning and repair, yacht chartering, marina operations and other boating-related activities. In addition, we sell to government and industrial customers who use our products for boating and non-boating purposes.
Direct-to-consumer
Our eCommerce websites at westmarine.com and portsupply.com, direct mail catalogs, and call center comprise the direct-to-consumer sales channel. This channel complements our stores by building brand awareness, acting as an additional marketing vehicle, and providing our customers with the option of shopping from around the globe, 24 hours a day. We offer a return-to-store option for direct-to-consumer orders and an in-store delivery service for on-line orders, which our customers are increasingly embracing.
Our retail eCommerce website provides our customers with access to a broad selection of approximately 85,000 products, unique product advisor tips and technical information, over 16,000 product videos and customer-submitted product reviews. We also believe our website is a cost-effective means of testing market acceptance of new products and concepts.
The retail eCommerce website, direct mail catalogs, and call center also provide customers with access to knowledgeable technical advisors who assist our customers in understanding the various uses and applications of the products we sell. We operate a call center from which our associates take customer calls from their homes or from our support center in Watsonville, California. Our call center supports sales generated through our eCommerce website, catalogs and stores, and provides enhanced customer service.
Through our loyalty program, West Advantage, we have built an extensive and proprietary customer list which allows us to provide compelling and relevant offers to our customers. In addition, we acquire potential customer names from a variety of sources. Our customer list is continually updated to include customer address changes and new customer prospects, and to eliminate non-responders and requests from customers to opt out of our marketing programs.
Customer Service
Since our founding, offering exceptional customer service has been the cornerstone at West Marine. Our focus on delivering an outstanding customer experience is accomplished through advanced product and technical training for our associates and then empowering them to resolve transactions or customer issues on their own. Through listening to our customers, we continually refine our business processes to meet their needs.
Marketing
Our customers generally have a passion for water recreation. Our marketing objective is to deliver intelligent, consistent, actionable, relevant content and customer experiences across all touch points. Our approach includes a seamless omni-channel customer experience, personalization and retention strategies through a fully-integrated marketing program that includes direct mail, email, traditional and digital advertising, such as paid search and digital display ads, digital radio, social media and mobile technology. We position the West Marine brand to stand for extensive product selection and value, friendly and knowledgeable service and shopping convenience, whether on-line or in a store. The goal of this work is to expand our customer base and drive business growth, sales and profit.
Our loyalty program, West Advantage, includes both free and paid memberships that allow our customers to earn points on qualifying purchases for future discounts, exclusive offers and invitations to unique shopping events designed to reward our customers for their support and loyalty.
We are committed to conserving marine resources, reducing our impact on the environment and promoting boating participation. West Marine is dedicated to being a leader in sustainability within our industry, through our “Blue Future®" initiative. We support BlueFuture in our daily operations by reducing our carbon footprint year after year by offering our customers environmentally preferable products and by focusing our community and charitable efforts on youth boating, preserving the marine environment and maintaining healthy fish stocks. These important initiatives are designed to encourage participation in boating and related water activities, promote environmental responsibility and improve West Marine’s brand perception and recognition.
Logistics and Distribution
We operate two full-service, multi-channel distribution centers: a 472,000 square foot facility in Rock Hill, South Carolina and a 240,000 square foot facility in Hollister, California. Generally, vendors ship products to our distribution centers where merchandise is received and prepared for shipment to stores or shipped directly to customers. We also fulfill orders for our professional customers with the goal of same day or next day van delivery through our larger stores in certain markets, which locations serve as hubs or regional distribution centers. Some vendors ship products directly to our stores. We use various third-party domestic and international transportation methods, such as ocean, air and ground, including Company-owned vehicles. Our distribution centers utilize advanced material handling equipment and voice-picking technologies, as well as radio frequency systems, to enable real-time management of inventory.
Competition
The market for marine supplies is highly competitive. Our stores compete with other specialty boating supply stores, and a variety of local and regional specialty stores, sporting goods stores and mass merchants. Many of these competitors have stores in markets where we now operate. Also, we have a number of competitors engaged in the catalog, Internet and wholesale distribution of marine products. The principal factors of competition in our marketplace are selection, quality, availability, price, customer service, convenience and access to a wide variety of merchandise.
Trademarks and Service Marks
We own the trademarks and service marks “West Marine®” and “Port Supply®,” among others. These marks and a number of others are registered with the U.S. Patent and Trademark Office and in certain foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal.
Associates
As of February 28, 2014, we had 3,783 associates, of whom 1,813 were full-time and 1,970 were part-time or temporary. A significant number of temporary associates are hired during the summer peak selling season. For example, West Marine employed 4,721 associates on June 29, 2013.
International Sales
We promote and sell our marine products internationally primarily through our wholesale and direct-to-consumer sales channels. We also operate ten stores in Canada. In addition, in 2013, we had five franchised stores in Turkey; however, our franchise agreement terminated as of January 14, 2014, and these stores are transitioning to professional customers and will operate pursuant to a trademark license agreement. For each of 2013, 2012 and 2011, revenues from outside of the United States represented less than 5% of our total net revenues.
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

We have adopted a code of ethics that we call "Living our Values - West Marine Code of Ethics" for our associates, contractors, officers, and Board of Directors, which includes a ethical standards for our senior financial officers (including our principal executive officer, principal financial officer and principal accounting officer). A copy of this code of ethics is available on our website at westmarine.com, or a printed copy can be obtained by writing to the Secretary, West Marine, Inc., 500 Westridge Drive, Watsonville, California 95076. Any amendments to this code of ethics, as well as any waivers that are required to be disclosed under the rules of the SEC or the NASDAQ Stock Market, will be posted on our website at westmarine.com.
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
If we are not able to respond to trends emerging in the boating industry and attract a more diverse customer base, our revenues and operating results could materially suffer.
We have identified mega-trends impacting the boating industry including:
•Recent sales growth in mid-to-larger size boats used by our core customers is well below pre-recession levels.

•	The average age of our core customer base ranges from 50 to 54 years old for power boaters and from 60 to 64 years old for sailors.

•	We believe there is increasing competition for our customers' time, and we do not expect a meaningful change in this longer-term trend.
If we are not able to implement our growth strategies which we believe will enable us to attract a more diverse customer base our revenues and operating results could materially suffer.
We are significantly increasing our investments in a number of strategies designed to build our long-term strength. If one or more of these strategies is unsuccessful, our profitability could be adversely affected.
Over the past few years, we have launched a number of strategies designed to increase sales and lower costs. These strategies include:
•investing in our eCommerce website;
•expanding our merchandise assortment;

•	investing in store optimization in our major markets;

•	revitalizing existing stores with space optimization and new product category introductions in other markets;

•	expanding our wholesale business; and,

•	improving the retail experience for our retail and professional customers.
To support these growth strategies, we are significantly increasing our investments in store development, information technology infrastructure, adding key positions to our eCommerce and information technology departments, and making investments in marketing to attract a more diverse customer base. Each of these initiatives carries a certain level of risk, primarily related to increased expenses or reduced revenues, which, when combined, could be material. If we fail to successfully execute one or more of these strategies, our profitability could be adversely affected.
Our business is highly seasonal and weather dependent and our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, sustained high winds, natural disasters, such as hurricanes or extraordinary amounts of rainfall, or man-made disasters occur, particularly during the peak boating season in our second and third fiscal quarters.
The majority of our revenues and profits occur between the months of April and September, which represent the peak boating months in most of our markets. Our results would be materially and adversely affected if our net revenues were to fall below expected seasonal levels during this period. Our store optimization and merchandise expansion strategies include a focus on providing the space and flexibility to appropriately transition products as the seasons change. If we are not able to successfully implement these strategies, we will continue to experience net losses in the first and fourth quarters of each fiscal year.
Our business is also significantly affected by weather patterns. Unseasonably cool weather, prolonged winter conditions, sustained high winds, extraordinary amounts of rainfall or natural or man-made disasters may decrease boating use in the peak season, resulting in lower maintenance needs and boat usage and, therefore, decreased revenues.

Economic conditions in the U.S. and key international markets or other conditions leading to a decline in consumer discretionary spending may materially adversely impact our operating results.
We sell products and services that consumers tend to view as discretionary items rather than necessities. As a result, our results of operations tend to be more sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, consumers' ability to obtain credit, as well as fuel and energy costs could reduce consumer spending or change consumer purchasing habits. In the recent past, many of these factors adversely affected consumer spending and, consequently, our business and results of operations. A slowdown in the U.S. or global economy, continued economic and financial instability in Europe or an uncertain economic outlook could materially adversely affect consumer spending habits and our operating results in the future.
The domestic and international political climate also affects consumer confidence. The threat or outbreak of domestic or international terrorism, civil unrest or other hostilities could lead to a decrease in consumer spending. Similarly, an overly anti-business climate or sentiment could potentially lead consumers to decrease or shift their spending habits. Any of these events and factors could cause a decrease in revenue or an increase in inventory markdowns or certain operating expenses, which could materially adversely affect our results of operations.
An inability to find suitable new and expanded store sites or delays in new store openings could materially affect our store optimization strategy and, consequently, our financial performance.
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
Our expected financial performance is based on our new, remodeled, or expanded stores opening on expected dates and on budget. It is possible that events such as construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of God, discovery of contaminants or accidents could delay planned new store openings beyond their expected dates, give rise to cost overruns, or force us to abandon planned openings altogether. Any failure on our part to recognize or respond to these issues may adversely affect our revenue growth, which, in turn, may adversely affect our operating results.
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
We are pursuing a heightened focus on technology to enhance our website and eCommerce business by broadening the selection of our on-line merchandise offering, improving product search performance, and increasing the overall speed of our website. Although revenues generated by eCommerce constitute a small, but increasing portion of our overall revenues, our eCommerce operations subject us to certain risks that could have an adverse effect on our operating results, including: diversion of traffic and sales from our stores; liability for on-line content; and risks related to the computer systems that operate our website and related support systems, such as computer viruses, electronic break-ins and similar disruptions. Changing regulations and laws governing the Internet and eCommerce transactions (including taxation, user privacy, data protection, pricing and electronic communications) could impede the growth of our eCommerce business and increase our cost of doing business.  In addition, other risks beyond our control, such as entry of our vendors in the eCommerce business in competition with us and on-line security breaches could have an adverse effect on our results of operations.
If we are not able to anticipate and respond to changing consumer preferences in a timely manner, our merchandise expansion strategy and our operating results could materially suffer.
Our merchandise expansion strategy focuses on growing sales in the categories that are not tied to boat ownership, such as apparel, footwear, clothing accessories, fishing, cabin/galley and paddlesports equipment. These categories differ from our core merchandise categories, which are more directly related to owning and caring for a boat, the supply and demand of which typically is based on the frequency and duration of boat usage. This merchandise expansion strategy depends, in large part, on our ability to successfully attract a more diverse waterlife consumer and to introduce new products to all of our customers, as well as the level of consumer acceptance. Consumers continue to have a wide variety of choices in terms of how and where they purchase these products. Failure to accurately predict and adapt to constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, or to effectively address consumer concerns, could have a material adverse effect on our revenue, results of operations and reputation with our customers.
Intense competition in the boating supplies, apparel, and outdoor recreation markets could reduce our revenue and profitability.
The retail market for recreational boating supplies and apparel is highly competitive. Our stores compete with other specialty marine supply stores, sporting goods stores and mass merchants. Our eCommerce and call center operations compete with other eCommerce and catalog retailers. We also have a number of competitors in the wholesale distribution of marine products. In addition, a key competitive factor in the marine supplies market is price. Increased online shopping and the availability and use of smart-phones or other mobile devices allow customers to compare prices more quickly than in the past. Online retail shopping is rapidly evolving, and we expect competition in the eCommerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. Competitive pricing pressures have adversely affected our gross margins, and such pressures are expected to continue. In addition, if our competitors increase their spending on advertising and promotions relative to our spending, or if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our results of operations. If we are unable to remain competitive in the key areas of customer service, the shopping experience across all channels, quality of products, depth of selection or store environment and location, we may lose market share to our competitors and our sales and profitability could suffer.
If any of our manufacturers, key vendors or third-party service providers fail to supply us with merchandise or services, we may not be able to meet the demands of our customers or our business needs and our sales could decline.
We depend on merchandise purchased from our vendors, services provided by third parties, and merchandise sourced from third-party manufacturers to obtain products and services for our sales channels. Generally, we deal with our merchandise suppliers on an order-by-order basis and have limited long-term purchase contracts or other contractual assurances of continued supply or pricing. Accordingly, our vendors and manufacturers could discontinue selling products to us at any time. The loss of any key vendor or manufacturer for any reason could limit our ability to offer products that our customers want to purchase. In addition, we believe many of our vendors obtain their products from China, Taiwan, Korea, Mexico and other countries, and we source products from third-party manufacturers in these countries. A vendor could discontinue selling products manufactured in foreign countries to us at any time for reasons that may or may not be within our or the vendor’s control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions, quotas, quality control, increased costs for raw materials, and trade issues. Also, there is a risk that certain of our vendors or third party service providers may experience financial difficulty resulting in inability to provide service or manufacture or deliver products or services to us in a timely manner. Additionally, changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives, changes in credit or payment terms or inability or failure of our service providers to provide required services, could negatively impact our operating results. Our operating results also could suffer if we are unable to promptly replace a vendor, manufacturer or service provider who is unwilling or unable to satisfy our requirements with a vendor, manufacturer or service provider providing equally appealing products or services.
Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified associates, or if we lose key management.
Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified associates, including general managers, assistant managers, eCommerce associates and store associates, who understand retail, appreciate boating, the boating lifestyle, and the varied product lines we carry, and are able to communicate knowledgeably with our customers. Qualified individuals of the requisite caliber and in the numbers needed to fill these positions may be in short supply in some areas. Historically, turnover rates in the retail industry are high in comparison to other industries. In particular, the relatively rural location of our support center in Watsonville, California, has on occasion limited our ability to attract and recruit candidates with required background and experience in the retail, information technology and eCommerce fields.
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
Our performance also depends largely on the efforts and ability of our senior management. We do not maintain any key-man life insurance for our senior management, including Matthew Hyde, our President and Chief Executive Officer. If we do not

effectively implement our strategic and business planning processes to attract, retain, train and develop future leaders, our business may suffer. We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace. If unexpected leadership turnover occurs, the loss of the services of these individuals could negatively impact our ability to be able to successfully manage our business or achieve our growth objectives.
We must successfully order and manage our inventory to reflect customer demand in a volatile market and anticipate changing consumer preferences and buying trends or our revenues and profitability will be adversely affected.
Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. The retail consumer industry, by its nature, is volatile and sensitive to numerous factors, including consumer preferences, competition, market conditions and general economic conditions. None of these factors are within our control. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We usually must order merchandise well in advance of the selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases in customer demand or changes in prices. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our revenues may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins.
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
Any failure to maintain the security of the information relating to our business, customers, employees and vendors, whether as a result of cybersecurity attacks or otherwise, could damage our reputation with customers, employees and vendors, could cause us to incur substantial additional costs, including fines and penalties, and to become subject to litigation, and could adversely affect our operating results.
We receive certain personal information about our customers, associates and vendors. We also rely on business partners to provide services to us that may include the sharing of important business information or data about our customers, associates and vendors. In addition, our point of sale at stores and online operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. While we maintain security measures to protect and to prevent unauthorized access to such information, it is possible that unauthorized parties (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might compromise our security measures or those of our service providers and obtain the personal information of customers, associates and vendors that we hold or other confidential Company data. Such an occurrence could adversely affect our reputation with our customers, associates, and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of fines and penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations.
In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft.  These laws will likely increase the costs of doing business and, if we fail to comply with these laws and regulations or to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these new laws, we could be subject to potential claims for damages and other remedies, which could harm our business.
If we are unable to implement, maintain and/or upgrade our information systems and software programs or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient and our key growth strategies may not be successful.
We depend on information systems for many aspects of our business. We rely on certain software vendors to implement, maintain and periodically upgrade many of these systems so that we can continue to support our business. We could be materially adversely affected if our information systems are disrupted or if we are unable to implement, improve, upgrade, maintain and expand systems, particularly in light of the contemplated continued omni-channel growth strategies.
The success of our key growth strategies designed to increase our sales and improve margin is dependent in varying degrees on the timely delivery and the functionality of information technology systems to support them. Extended delays or cost overruns in securing, developing and otherwise implementing technology solutions to support the strategic business initiatives would delay and possibly even prevent us from realizing the projected benefits of those initiatives.
Our founder and Chairman, Randolph K. Repass, beneficially owns approximately 27% of our common stock. and his interests may differ from that of our other stockholders.
Randolph K. Repass, our founder and the Chairman of our Board of Directors, beneficially owns approximately 27% of our common stock. As a result, Mr. Repass has substantial influence in the election of our directors and, in general, the outcome of any matter submitted to a vote of our stockholders, including mergers, consolidations or the sale of all or substantially all of our assets. Due to his significant ownership position, Mr. Repass may be able, in concert with others, to prevent or to cause a change in control of West Marine. The interests of Mr. Repass in any matter to be voted on or in any transaction with us may be different than those of other stockholders.
We face periodic reviews, audits and investigations by government agencies and independent third parties, and these audits could have adverse findings, which may negatively impact our business.
We are subject to various routine and non-routine reviews, audits and investigations by various federal and state governmental regulators, including consumer protection, environmental, tax and customs agencies. Violation of the laws and regulations governing our operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the suspension or revocation of our licenses, or the revision and recoupment of past payments made based on audit findings. In addition, certain third-party service suppliers have rights under their contracts with us to review and audit our use of their licensed products, and an unfavorable audit could result an adverse and possibly material claim for payment. Many proceedings and audits raise complex factual and legal issues and are subject to uncertainties. If we become subject to material fines or other payments due and owing, the cost of defense, or if other sanctions and/or corrective actions are imposed upon us or if we incur significant costs to refute or defend against any such fine, claim or other sanction, our results of operations may be negatively impacted.
Our business and financial results may be adversely affected by global climate change or by legal, regulatory or market responses to such change.
The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, especially during our peak boating season, could reduce boat usage, the sale of our products or materially affect our store locations, which are primarily located in coastal areas, through storm damage, reduced traffic, or increased insurance rates. Additionally, concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers which, if adopted, may adversely affect the boating industry and the suppliers of our retail products. Laws enacted may increase production costs for many of our retail products and, therefore, the prices we pay to stock such products may increase. We may not be able to pass along these increased prices to our customers, which could adversely impact our business and financial results.
Our failure to comply with certain environmental regulations could adversely affect our business.
We sell paints, varnishes and other products that are subject to federal and state environmental laws and regulations concerning, among other things, registration, storage, distribution, transportation, handling and waste management of hazardous materials. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future. Our failure to comply with these regulations could result in injunctions and/or fines and penalties and could have an adverse impact on our business. In addition, we have indemnified certain of our landlords for any hazardous waste which may be found on or about our leased properties. If any such hazardous waste were to be found on property that we occupy, a significant claim giving rise to an indemnity obligation could adversely impact our operating results.
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
In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act were signed into law. These laws changed the way health care is financed and extend medical benefits and coverage. Any taxes, fees, or health care changes required by these acts are expected to, directly or indirectly, in increased health care costs. It remains difficult to predict the cost impact of health care reform and at this time, we cannot quantify the impact, if any, that the legislation may have on us due to the changing regulatory environment around this legislation and due to the government’s requirement to issue future unknown regulatory rules. There is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our results of operations.
In addition, we insure our workers’ compensation losses through a high deductible program. This high per-claim deductible permits us to maintain low premium rates but may result in unexpectedly high costs if actual losses greatly exceed the expected losses in a year, with a corresponding negative effect on our operating results.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
Our consolidated financial statements as of December 28, 2013 fairly present, in all material respects, the financial position, results of operations and cash flow of our company in conformity with generally accepted accounting principles ("GAAP"). However, we have identified a material weakness in internal control over financial reporting related to the application of GAAP for certain cash consideration received from vendors for our “Key Season Program.” . For more information, please refer to Item 8, "Management's Report on Internal Control Over Financial Reporting," of this annual report on Form 10-K. If we are unable to successfully remediate this material weakness or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.
Failure to comply with the SEC’s permanent injunction entered on consent against us could subject us to further SEC enforcement actions, which could adversely affect our business.
As previously disclosed, we reached a consensual resolution of the SEC’s civil complaint resulting in a permanent injunction (the “SEC Injunction”) entered on August 31, 2009 in the U.S. District Court for the Northern District of California, San Jose Division. In agreeing to the entry of the SEC Injunction, we neither admitted nor denied the allegations in the SEC’s complaint. The SEC Injunction, by its terms, permanently restrains and enjoins us from, among other things, (1) filing with the SEC any report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and rules and regulations adopted under the Exchange Act, that contains any untrue statement of a material fact, which omits to state any material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or that omits any information required to be disclosed, (2) failing to make and keep accurate books, records or accounts which, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets, and/or (3) failing to devise and maintain an adequate system of internal accounting controls sufficient to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with GAAP. Our failure to comply with any of the provisions of the SEC Injunction could adversely affect our business as a result of further SEC investigations, enforcement action, and/or criminal prosecution and penalties, which could be significant.
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
We operate retail stores located in Canada and, therefore, our cash flows and earnings are exposed to currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar. Our currency exchange gains or losses may adversely impact our cash flows and earnings. Additionally, adverse movements in currency exchange rates could result in a reduction in growth of international direct-to-customer sales, impacting our cash flows and earnings.
We might be involved in claims or disputes related to intellectual property that require us to protect our rights or defend against claims of infringement.
We take precautionary measures to protect our brand, including registering our various trademarks in the United States and internationally and by relying on trade secret, patent, copyright and trademark laws and confidentiality agreements with our associates and other third parties, all of which offer only limited protection. We do not know whether the U.S. Patent & Trademark Office or corresponding foreign agencies will grant registrations based on our pending trademark applications. Even if registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. Despite our efforts, the steps we have taken to protect our intellectual proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Protecting against the unauthorized use of our trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could be costly and divert management resources, either of which could harm our business.
Furthermore, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain products we have developed or purchased for resale, as well as technology and/or services that we use in, or are relevant to, our business. The rate of patent infringement assertions both by operating entities and third party non-practicing entities (sometimes referred to as "patent trolls") is increasing, particularly in the United States and Canada.
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
We contract to manufacture, market and distribute products purchased from third-party suppliers, including products which are marketed and resold under our private label brands. We may inadvertently resell product(s) that contain a defect which may cause property damage or personal injury to our end-user customers, which therefore exposes us to the risk of adverse publicity, product quality issues, product liability claims, and product recalls or other regulatory or enforcement actions, including those initiated by the U.S. Consumer Product Safety Commission, by state regulatory authorities or through private causes of action. We generally seek contractual indemnification and insurance coverage from our suppliers and we carry our own insurance. However, if the insurance coverage is not provided or adequate and/or the contractual indemnification is not provided by or enforceable against the supplier, product liability claims relating to the quality of or to defective and/or recalled products could have a material adverse effect on our ability to successfully market our products and on our business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the costs associated with defending such claims and/or the negative publicity surrounding a product recall or any assertion that our products caused property damage or personal injury, could damage our brand identity and our reputation with existing and potential customers and have a material adverse effect on our business, financial condition and results of operations.
Changes in, or failure to comply with, laws and regulations could increase our cost of doing business and/or adversely impact the boating industry.
We are subject to a wide variety of laws and regulations in the United States and the other countries and jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices and/or our profitability. Changes in U.S. or foreign law that change our operating requirements with respect to sourcing or reselling products could increase our costs of compliance or make it too expensive for us to offer such products, which could lead to a reduction in revenue. Also, changing regulations and laws governing the Internet and eCommerce transactions (including taxation, user privacy, data protection, pricing and electronic communications) could impede the growth of our eCommerce business and increase our cost of doing business. In addition, changes in interpretations of laws or regulations, including interpretations as to what constitutes personally identifiable information, could adversely impact industry practices related to the collection and use of customer information. Any changes we make in the manner in which we collect and/or use such information could add significant costs, expose us to litigation, impact our marketing efforts, impede growth of our customer database and limit our customer-service offerings. Furthermore, changes in federal or state wage requirements (including changes in minimum wage requirements, entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation) could adversely impact our ability to achieve our financial targets.
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals (tantalum, tin, gold and tungsten) known as conflict minerals, which are mined from the

Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify the sourcing of such minerals and metals produced from those minerals. These requirements required due diligence efforts in 2013 and continuing into 2014, with initial disclosure requirements effective in May 2014. There are costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes or sources of supply as a consequence of such verification activities. We may also face reputational challenges if we are unable to verify the origins for any or all conflict minerals used in our products, or if we are unable to certify that our products are "conflict free."
We do not control our vendors or the manufacturers that produce the products we buy from them, nor do we control the labor practices of our vendors and these manufacturers. The violation of labor by any of our vendors or these manufacturers or the divergence of the labor practices followed by any of our vendors or these manufacturers from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt, the shipment of finished products to us or damage our reputation. Additionally, failure to comply with laws and regulations concerning ethical business practices by these vendors or manufacturers, such as the U.S. Foreign Corrupt Practices Act, could have a material adverse effect on our financial condition and results of operations.
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
ITEM 1B—UNRESOLVED STAFF COMMENTS
None.
ITEM 2—PROPERTIES
Our executive offices and support center are located in a 104,000 square foot facility in Watsonville, California, which we occupy under a lease that expires in 2016. We operate a 240,000 square foot distribution center located in Hollister, California, under a lease that expires in 2021. We also operate a 472,000 square foot distribution center located in Rock Hill, South Carolina, under a lease that expires in 2017. At December 28, 2013, our 287 stores comprised an aggregate of approximately 2.7 million square feet of space. All but one of our stores are leased, typically for a five-year or 10-year initial term, with options to renew for at least one five-year period. In some leases, we pay a fixed rent, in others we have a period of fixed rent and then a rent charge that is either fixed, determined by fair market rent or determined by a consumer price index calculation. Substantially all of our leases require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses and common area maintenance.
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
For any claims, regulatory compliance audits, legal or administrative proceedings where we have determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For any such matters where a loss is reasonably possible, the range of estimated loss is not material individually and in aggregate.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
High	$13.18	$12.43	$12.30	$14.23
Low	$10.61	$11.00	$10.58	$11.25
2012
High	$13.41	$12.41	$12.22	$10.75
Low	$10.35	$9.94	$9.67	$9.39
As of March 3, 2014, there were approximately 6,283 holders of record of our common stock, and the last sale price reported on the NASDAQ Global Select Market was $12.21 per share. We have not paid any cash dividends on our common stock, and we do not anticipate doing so in the foreseeable future.
Issuer Purchases of Equity Securities
As previously reported, West Marine's Board of Directors approved a $10 million share repurchase program in March 2013. Through December 28, 2013, we repurchased 298,094 shares under this program for a total cost of $4.0 million. As of December 28, 2013, we were authorized to repurchase additional shares of our common stock with an aggregate cost of approximately $6.1 million. Please refer to Note 11 to our consolidated financial statements in this annual report on Form 10-K for more information regarding the share repurchase program.
Any further repurchases may be made from time to time in the open market, in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The program does not obligate West Marine to acquire any additional common stock and the program may be suspended at any time at our discretion.
The following table presents details of our share repurchase transactions during the three months ended December 28, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 29 - October 26	610	$11.33	610	$9,445,495
October 27 - November 23	56,267	$12.77	56,267	$8,726,687
November 24 - December 28	192,358	$13.40	192,358	$6,149,238
Total	249,235	$13.25	249,235	$6,149,238

The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our definitive proxy statement for our 2014 annual meeting of stockholders.

The following graph compares the five-year cumulative total stockholder return on West Marine common stock with the five-year cumulative total return of (i) the NASDAQ Composite Index and (ii) peer companies in the Morningstar Industry Group—Specialty Retail index. The graph showing the Morningstar Industry Group—Specialty Retail was compiled and prepared for West Marine by Zacks Investment Research. We have been advised by Morningstar that Zacks Investment Research is the exclusive provider of Morningstar industry data for total return performance graphs. The index presented below consists of 201 specialty retailers.

DOLLARS
450
400
350
300
250
200
150
100
50
0
1/3/2009
1/2/2010
1/1/2011
12/31/2011
12/29/2012
12/28/2013
WEST MARINE, INC.
MORNINGSTAR INDUSTRY GROUP INDEX
NASDAQ COMPOSITE INDEX

COMPARISON OF 5 YEAR CUMMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON JAN. 3, 2009
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING DEC. 28, 2013

Fiscal Year End:	1/3/2009	1/2/2010	1/1/2011	12/31/2011	12/29/2012	12/28/2013
West Marine, Inc.	$100.00	$176.75	$232.02	$255.04	$234.43	$310.09
Specialty Retail	100.00	140.43	165.89	164.58	189.99	270.30
NASDAQ Composite Index	100.00	166.89	215.45	207.54	265.47	384.57
The performance graph set forth above will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that we specifically incorporate it by reference, and will not otherwise be deemed to be soliciting material or to be filed under such Acts.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA
The following consolidated balance sheet data for 2013 and 2012 and consolidated statement of operations data for 2013, 2012 and 2011 have been derived from our consolidated financial statements for the fiscal years appearing elsewhere in this report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and notes thereto in Item 8. The consolidated balance sheet data for 2011, 2010 and 2009 as well as the statement of operations data for 2010 and 2009 are derived from audited consolidated financial statements and the notes thereto that are not included in this annual report on Form 10-K.

(in thousands, except per share and operating data)	2013	2012	(1)	2011	(1)	2010	(1)	2009	(1)
Consolidated Statement of Operations Information:
Net revenues	$663,174	$675,251		$643,443		$622,290		$588,739
Income (loss) from operations	15,743	25,298		22,789		14,846		10,813
Income (loss) before income taxes	15,309	24,457		21,871		14,209		10,007
Net income (loss)	7,837	14,719		32,753	(2)	13,189		12,844
Net income (loss) per share:
Basic	$0.32	$0.63		$1.44	(2)	$0.59		$0.58
Diluted	0.32	0.62		1.41	(2)	0.57		0.57
Consolidated Balance Sheet Information:
Working capital	$222,980	$217,750		$194,707		$171,106		$151,997
Total assets	364,243	350,979		332,948		304,433		287,611
Long-term debt, net of current portion	—	—		—		—		—
Operating Data:
Stores open at year-end	287	300		319		327		335
Comparable stores net sales increase (decrease) (3)	(1.8)%	3.1%		2.3%		5.5%		(5.7)%

(1)
Prior periods have been revised, primarily to reflect immaterial corrections of cash consideration received from vendors that participate in our Key Season Program. Amounts received from vendors were previously reported as a reduction of advertising expense under selling, general and administrative expense and are now reflected as a reduction of cost of goods sold. The impact of the revision to 2010 and 2009 was a reduction of cost of goods sold of $8.9 million and $8.0 million and an increase of $8.5 million $7.2 million to selling, general and administrative expense for 2010 and 2009, respectively. See Note 1 to our consolidated financial statements for further discussion.

(2)
Includes a $18.4 million non-cash benefit from the release of substantially all of our valuation allowance against deferred tax assets (see Note 8 to our consolidated financial statements for further discussion).

(3)
Comparable store sales are calculated by including net sales of stores that have been open at least 13 months. Therefore, a store is included in the comparable store sales in the fiscal period in which they commence their 14th month of operations. Stores that were closed or substantially remodeled (i.e., resulting in an increase or decrease of 40% or more of selling square footage) are excluded from the comparable store sales base. Beginning in fiscal 2013 and in line with our omni-channel focus, we reported comparable store sales results to include sales from our direct-to-consumer and wholesale channels. For fiscal years 2012, 2011, 2010 and 2009, previously reported comparable store sales, which excluded direct-to-consumer and wholesale sales were 3.3%, 2.3%, 6.3% and (3.6)%, respectively.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and supplementary data in Item 8 of this annual report on Form 10-K.
Forward-Looking Statements
The statements in this Form 10-K that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to our future plans, expectations, objectives, performance and similar projections, such as:

•	future earnings and growth in sales and profitability;

•
our efforts to reposition West Marine from a boating equipment and accessories retailer to a water life outfitter with a broader product offering targeting a larger customer base, which requires the success of our key growth strategies: eCommerce expansion, store optimization, and merchandise expansion; and

•
our ability to continue to manage our expenses and execute on our growth strategies in a relatively flat boating equipment market, as well as facts and assumptions underlying these statements or projections.

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
Overview
We are the largest omni-channel specialty retailer exclusively offering boating supplies, gear, apparel and footwear to anyone who enjoys recreational time on or around the water with 2013 net revenues of $663.2 million and net income of $7.8 million. Providing great customer experiences and a consistent brand is important to us regardless of the sales channel the customer uses. Our 287 stores open at the end of 2013 are located in 38 states, Puerto Rico and Canada and together with our eCommerce website reaching domestic and international customers, we are recognized as the dominant waterlife outfitter for cruisers, sailors, anglers and paddle sports enthusiasts.
We have focused on the following key growth strategies during 2013 and will continue to focus on and invest in these strategies in 2014 (for additional information refer to Item 1. Business of this report):

•	eCommerce

•	store optimization

•	merchandise expansion
We have and will continue to invest significant resources in support of these key growth strategies. This will include additional capital investments to continue to improve our eCommerce websites and to upgrade our information technology infrastructure to further support our omni-channel retail model, designed to provide a seamless customer experience across all shopping channels. We will also incur additional investments in staffing to support execution in key areas, such as information technology and eCommerce. In addition, there will be incremental investments in marketing which, along with a reallocation of some of our traditional media spending, is intended to attract a more diverse group of customers and, thereby, grow our customer base. These strategies and investments are expected to better position us to deliver incremental sales and operating margin improvement over time.
We have corrected immaterial errors in our prior period financial statements primarily related to vendor cash consideration for advertising and other selling expenses as described in Item 8, Note 1 to our consolidated financial reports of this report. Please refer to Note 1 to our consolidated financial statements in Item 8 of this annual report on Form 10-K for additional information on the corrections.

Results of Operations
The following table sets forth certain income statement components expressed as a percent of net revenues:

	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	71.1%	69.3%	69.9%
Gross profit	28.9%	30.7%	30.1%
Selling, general and administrative expense	26.5%	27.0%	26.6%
Store closures and other restructuring costs	—%	—%	—%
Impairment of long-lived assets	—%	—%	—%
Income from operations	2.4%	3.7%	3.5%
Interest expense	0.1%	0.1%	0.1%
Income before income taxes	2.3%	3.6%	3.4%
Provision (benefit) for income taxes	1.1%	1.4%	(1.7)%
Net income	1.2%	2.2%	5.1%
Fiscal 2013 compared with Fiscal 2012
Revenues
Net revenues for 2013 were $663.2 million, a decrease of $12.2 million or 1.8%, compared to net revenues of $675.3 million for 2012. This decrease primarily was due to a $11.5 million or 1.8% decrease in comparable store sales. Comparable store sales changes during the first, second, third and fourth quarters of 2013 were (6.6)%, (2.7)%, 0.9% and 0.5%, respectively.
Core products, which represented 83.5% and 84.7% of our total revenues for 2013 and 2012, respectively, were down 2.9% during 2013 as compared to the same period last year, primarily as a result of reduced boat usage. These reductions year-over-year were partially offset by increased sales from promotional activity and successes in our three key growth strategies, which remain a relatively small portion of our overall business and are discussed below.
As compared to the same period last year, we saw positive sales growth from our three key strategies: eCommerce; merchandise expansion; and store optimization. Sales through our direct-to-consumer channel, driven by domestic eCommerce growth, increased by 15.7%. The direct-to-consumer channel represented 6.5% of our 2013 revenues, as compared to 5.5% last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) were up 6.1%. Merchandise expansion products represented 16.5% of our 2013 revenues, as compared to 15.3% last year. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets, where we have moved to a larger format store from multiple, smaller locations, were up 4.4%, during 2013. We also experienced increased sales to professional customers during 2013, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations.
Gross profit
Gross profit decreased by $15.9 million, or 7.6%, to $191.6 million in 2013, compared to $207.5 million for 2012, primarily due to lower sales. Gross profit decreased as a percentage of net revenues to 28.9% in 2013, compared to 30.7% in 2012. This was driven by lower raw product margin rate, which decreased by 1.1%, primarily due to promotional offers and a shift in balance of sales from our retail customers, where transaction counts were down due to less boat usage and reduced commissioning activities, and a shift toward sales from professional customers given the success of our wholesale growth strategy. Professional customers receive discounts on products based on purchase volumes that are not consistently offered to retail customers. Gross profit rate was also lower by 0.5% due to higher occupancy expenses during the year, primarily due to store closure reserves recorded as a result of our store optimization strategy and by 0.2% primarily due to higher inventory shrinkage.
Selling, general and administrative ("SG&A") expense
SG&A expense for 2013 was $175.9 million, a decrease of $6.2 million, or 3.4%, compared to $182.1 million last year. SG&A decreased as a percentage of revenues to 26.5% in 2013, compared to 27.0% in 2012. Drivers of lower SG&A expense included: a $4.4 million reduction in bonus expense due to increased bonus target thresholds that were not achieved; a $1.9 million reduction in store payroll expense; a $1.7 million reduction in support expense; and a $1.2 million reduction related to Chief Executive Officer transition costs incurred in 2012. This was partially offset by a $2.9 million increase in support expense related to our key growth strategies, which includes investments in information technology infrastructure and our eCommerce website.

Interest expense
Interest expense was $0.4 million in 2013, down from $0.8 million in 2012. This expense consists primarily of the amortization of commitment fees, as our borrowings were minimal in 2013. Cash provided by operating activities funded property and equipment investments.
Net Income
Net income for 2013 was $7.8 million compared to net income for 2012 of $14.7 million. Our effective income tax rate for 2013 was 48.8%, compared to 39.8% in 2012. The year-over-year change in our effective tax rate was primarily due to the change in gross valuation allowance against state tax credits in the amount of $2.2 million; this change increased our annual effective tax rate by 9.3%. Our effective tax rate is subject to change based on the mix of income from different state and foreign jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. Our foreign earnings are not indefinitely reinvested outside the U.S. and are subject to current U.S. income tax. For more information, see Note 8 to our consolidated financial statements.
Fiscal 2012 compared with Fiscal 2011
Revenues
Net revenues for 2012 were $675.3 million, an increase of 4.9%, compared to net revenues of $643.4 million for 2011. This increase was primarily due to a $16.7 million, or 3.1%, increase in comparable store sales.
Core products, which represented 84.8% and 86.1% of our total revenues for 2012 and 2011, respectively, and tend to be dependent upon boat-usage, were up 3.5% during 2012 as compared to the same period last year. These increases year-over-year were driven by an earlier than normal start to the boating season in the Northeast and Great Lakes regions, as well as favorable boating conditions throughout the year for other areas of the country. Additionally, we continued to see successes in our three key growth strategies which remain a relatively small portion of our overall business and are discussed below.
As compared to the same period in the prior year, we saw positive sales growth from our three key strategies in 2012: eCommerce; merchandise expansion; and store optimization. Sales through our direct-to-consumer channel, driven by domestic eCommerce growth, increased by 4.4%. The direct-to-consumer channel represented 5.5% of our 2012 revenues, as compared to 5.4% of 2011 revenues. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) were up 15.2%. Merchandise expansion products represented 15.3% of our 2012 revenues, as compared to 13.9% in 2011. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets, where we have moved to a larger format store from multiple, smaller locations, were up 22.0%, during 2012. We also experienced increased sales to professional customers during 2012, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations.
Gross profit
Gross profit increased by $13.8 million, or 7.1%, to $207.5 million in 2012, compared to $193.7 million for 2011, primarily due to higher sales. Gross profit increased as a percentage of net revenues by 0.6% to 30.7% in 2012, compared to 30.1% in 2011, primarily due to the leveraging of occupancy expense by 0.5% on higher sales and a 0.1% improvement in shrink. These improvements were partially offset by a 0.1% increase in unit buying and distribution costs.
Selling, general and administrative expense
SG&A expense for 2012 was $182.1 million, an increase of $11.2 million, or 6.6%, compared to $170.9 million for last year. SG&A increased as a percentage of revenues to 27.0% in 2012, compared to 26.6% in 2011. Drivers of higher SG&A expense included: a $3.2 million increase in support expense related to our key growth strategies, which includes investments in information technology infrastructure and the eCommerce website; $3.1 million in higher store project expense reflecting the opening of ten stores this year compared to six stores last year; $1.4 million in higher training costs including West Marine University, our biennial Company-wide training event and store associate training programs; $1.3 million in higher advertising to support additional circulation of marketing materials, to perform market tests and for Grand Openings at our new locations; and $1.2 million in additional expense related to our Chief Executive Officer transition.
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
Net Income

Net income for 2012 was $14.7 million compared to net income for 2011 of $32.8 million. Lower net income in 2012 was primarily attributable to the release of substantially all of our valuation allowance in 2011. Our effective income tax rate for 2012 was a provision of 39.8%, compared to a benefit of 49.8% in 2011. The year-over-year change in our effective tax rate was primarily due to the release of substantially all of our valuation allowance during the second quarter of 2011, resulting in a $18.4 million benefit in that year. For more information, see Note 8 to our consolidated financial statements.
Liquidity and Capital Resources
Our cash was used to fund working capital, operating expenses, debt service, share repurchases and capital expenditures, primarily related to the build-out of new stores and improvements in our information technology infrastructure, which support our store optimization and eCommerce strategic growth strategies. Funds generated by operating activities, available cash and our credit facility are our largest sources of cash. At the end of both 2013 and 2012, we were debt free. However, we may borrow against our credit facility during the first half of each year as we build inventory levels in preparation for the key boating season.
Working capital, the excess of current assets over current liabilities, increased to $223.0 million at the end of 2013, compared to $217.8 million at the end of 2012. The increase in working capital primarily was attributable to a $13.7 million higher merchandise inventory balance which is in support of our growth strategy of merchandise expansion and a reduction of $3.4 million in accrued expenses at the end of 2013. Partially offsetting these improvements in working capital were a $4.3 million reduction in assets held for sale, and an $8.1 million lower cash balance.
Operating Activities
During 2013, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities decreased year-over-year by $12.4 million, to $13.6 million in 2013, compared to $26.0 million last year. The decrease in cash provided by operating activities was due primarily to changes in operating assets and liabilities, including increases of merchandise inventories compared to the prior year, and decreases in accounts payable resulting from the timing of payments to vendors. Additionally, we experienced net income of $7.8 million in 2013 versus net income of $14.7 million in 2012. Non-cash charges to earnings in 2013 included depreciation and amortization of $15.0 million, stock-based compensation of $3.2 million and deferred income taxes of $3.5 million.
During 2012, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities decreased year-over-year by $10.7 million to $26.0 million in 2012, compared to $36.7 million in 2011. The decrease in cash provided by operating activities was due primarily to changes in operating assets and liabilities, including increases of prepayments and other receivables compared to the prior year and decreases in accounts payable resulting from the timing of payments to vendors. Prepayments and other receivables increased due to payments for sales taxes and bank fees. Additionally, we experienced net income of $14.7 million in 2012 versus net income of $32.8 million in 2011. Non-cash charges to earnings in 2012 included depreciation and amortization of $15.3 million, stock-based compensation of $3.1 million and deferred income taxes of $4.6 million.
During 2011, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities increased year-over-year by $11.8 million to $36.7 million in 2011, compared to $24.9 million in 2010. The increase in cash provided by operating activities was due primarily to increases in cash provided by net income and reduced inventory levels, partially offset by an increase in cash used for accrued expenses. Cash used for inventory was lower due primarily to our continued focus on inventory management and ensuring the correct product assortment in each store based on customer demographics. Cash used for accrued expenses partially offset the increase in cash primarily as a result of lower accrued bonus expense given our increased bonus target thresholds in 2011 as compared to accrued bonus and related thresholds in fiscal 2010.
Investing Activities
In 2013, our capital expenditures were $24.2 million, primarily for new stores, store remodels, eCommerce website, information technology and investment in supply chain efficiencies. We opened 11 new stores and remodeled one store in 2013. During 2014, we expect to increase capital spending, primarily in support of strategic growth initiatives which include store optimization and our eCommerce website.  Additionally, we will continue to invest in enhancements to our information technology infrastructure. We intend to fund our expansion through cash generated from operations and, if necessary, credit facility borrowings.
In 2012 and 2011, our capital expenditures were $17.8 million and $17.2 million, respectively, mostly for new stores, store remodels, information technology and investment in supply chain efficiencies. We opened 10 new stores and remodeled four stores in 2012 and in 2011, we opened six new stores and remodeled four stores.
Financing Activities
Net cash provided by financing activities was $2.4 million in 2013, primarily consisting of a $6.5 million increase in cash from associate share-based compensation plans, partially offset by $4.0 million in cash used toward share repurchases. Net cash provided by financing activities was $4.4 million in 2012, primarily consisting of a $4.9 million increase in cash from associate share-based compensation plans, partially offset by $0.6 million in cash used to pay loan costs associated with the first amendment to our amended and restated loan agreement. Net cash provided by financing activities was $2.4 million in 2011, attributed entirely to an increase in cash related to associate share-based compensation plans.
Credit Agreement
Our current loan and security agreement, as amended, with Wells Fargo Bank, National Association and the other lenders signatory thereto provides a maximum available borrowing capacity of $120.0 million. In addition, at our option and subject to certain conditions, we may increase our borrowing capacity up to an additional $25.0 million. The amount available to be borrowed is based on a percentage of our inventory (excluding capitalized indirect costs) and accounts receivable.
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
The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For 2013, 2012 and 2011, the weighted-average interest rate on all of our outstanding borrowings was 3.8%, 4.7% and 3.1%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of December 28, 2013, we were in compliance with the covenants under our loan agreement.
At the end of 2013 and 2012, there were no amounts outstanding under our revolving credit facilities, and we had $98.8 million and $91.7 million, respectively, available for future borrowings. At the end of 2013 and 2012, we had $4.6 million and $5.1 million, respectively, of outstanding commercial and stand-by letters of credit. We strategically manage our debt over the course of our fiscal year. We incur seasonal fluctuations in our cash flows and, therefore, we incur debt as we build up our inventories for spring in order to maintain stock levels sufficient to fulfill customer needs and maximize sales during the main boating season. Additionally, we hire a significant number of temporary associates during the summer, our peak selling season. Our weighted-average outstanding balances for the first quarters of 2013 and 2012 were less than $0.1 million and $0.1 million, respectively. For our second quarters of 2013 and 2012, the weighted-average outstanding balances were not material and $0.1 million, respectively, and the third quarter weighted-average outstanding balances for both 2013 and 2012 were not material. The fourth quarter weighted-average outstanding balances for both 2013 and 2012 were not material.
We may borrow against our aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at both year-end 2013 and 2012. Our borrowing base at each of our last two fiscal year-ends consisted of the following (in millions):

	2013	2012
Accounts receivable availability	$5.1	$4.4
Inventory availability	115.6	108.3
Less: reserves	(6.0)	(5.4)
Less: minimum availability	(11.5)	(10.7)
Total borrowing base	$103.2	$96.6

Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$(0.2)	$(0.2)
Outstanding letters of credit	4.6	5.1
Total obligations	$4.4	$4.9

Accordingly, our availability as of fiscal year end 2013 and 2012, respectively, was (in millions):

Total borrowing base	$103.2	$96.6
Less: obligations	(4.4)	(4.9)
Total availability	$98.8	$91.7
Contractual obligations
Aggregate information about our unconditional contractual obligations as of December 28, 2013 is presented in the following table (in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual cash obligations:
Operating leases(1)	$291,863	$48,902	$85,070	$58,186	$99,705
Purchase commitments(2)	70,476	69,776	700	—	—
Bank letters of credit	4,235	4,235	—	—	—
Other long-term liabilities	4,403	2,833	1,570	—	—
	$370,977	$125,746	$87,340	$58,186	$99,705

(1)	Operating lease amounts in this table represent minimum amounts due under existing agreements and exclude costs of insurance, taxes, repairs and maintenance.

(2)	All but a limited number of our purchase commitments are cancelable by us without penalty; however, we do intend to honor these commitments.
We are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. This table does not include amounts related to our uncertain tax positions of $2.5 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions.
Off-balance sheet arrangements
Operating leases are the only financing arrangements not reported on our consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 28, 2013, we are not involved in any unconsolidated special purpose entities or variable interest entities.
Stock repurchase program
In August 2013, we entered into a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to facilitate the repurchase of shares of our common stock in accordance with our share repurchase authorization. As previously announced in March 2013, our Board of Directors approved the repurchase of up to $10 million of our common stock through open market or privately-negotiated transactions.
The 10b5-1 Plan allowed our broker to repurchase common stock on our behalf pursuant to the terms and limitations specified in the Plan, including to the extent such purchases were permitted pursuant to Regulation M and Rule 10b-18 of the Exchange Act.
As of December 28, 2013, we had repurchased 298,094 shares at an aggregate price of approximately $4.0 million and an average price per share of $12.92 under the repurchase plan.

Seasonality
Historically, our business has been highly seasonal. In 2013, approximately 65% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.
Business Trends
Our 2013 financial results represented a challenging year, with a total sales decline of 1.8% and comparable store sales declining by 1.8%. We believe our lower sales results during the first half of the year were primarily driven by unusually cold, rainy and windy weather in many of our markets which, in turn, drove a reduction in boat usage, and in certain seasonal markets, caused some customers to entirely forgo typical Spring commissioning of their boats. During the second half of 2013, we experienced a modest recovery in our sales trends as somewhat better weather conditions returned in many of our markets, which in turn led to improved boat usage and sales in our core categories.
We also believe that there are fundamental trends continuing to emerge in our industry that are affecting our customers and their purchase patterns. These trends reinforce our realization that the core boat parts and accessories business is not going to be sufficient to meet our performance goals of achieving steady, profitable growth. We believe that we can accomplish our goals by accelerating the execution of our growth strategies to achieve a repositioning of West Marine into a broader waterlife outfitter, as well as, the leading boat parts specialty retailer. This repositioning will expand our potential market and is expected to reduce our dependence on weather.
The following is a summary of the main identified trends together with our actions in response to them:
Sales growth in mid-to-larger size boats used by our core customers are well below pre-recession levels, and we do not expect a meaningful change in this longer-term trend. Therefore, as previously disclosed, we are evolving to serve both core boaters and the coastal lifestyle in order to appeal to a more diverse group of customers who like to recreate on and around the water.
Secondly, we are experiencing aging demographics. The average age of our core customer base now stands at approximately 50-54 years for power boaters and 60-64 years for sailors. Therefore, we are targeting younger customers through broader lifestyle products, relevant marketing campaigns, and by, delivering the products and the shopping experience they desire.
Finally, we believe that there is increasing competition for the consumer’s time. Therefore, we must offer products that allow for recreation in shorter spans of time. For us to build the activity of boating, we have to clearly identify gateway activities that can be done a short period of time, such as paddlesports. This should allow us to grow a base of customers who are passionate about their life on the water.
Our key growth strategies, including our 15/50 plan, have delivered encouraging early results, but they remain a relatively small part of our business. As we continue to test and learn, our confidence in these strategies has increased to the point we believe it is time to ramp up our investments, as outlined below:

•
eCommerce: Sales which originated in our direct-to-consumer channel grew by 15.7% during 2013, which was much higher than the 4.7% growth we experienced in 2012. These sales represented 6.5% of total sales in 2013, up from 5.5% for the corresponding period in 2012. Our three to five-year goal is for eCommerce to represent 15% of sales.

•
Store optimization: Up through 2013, our efforts at store optimization focused on store consolidation (evolving to having fewer, larger stores with broader selection, improved shopping experience, and anticipated improved store economics). We expect this activity to continue for the next two to three years. During 2013, we began testing a new element of store optimization, which is “revitalization” of stores where we currently have suitable store footprints and locations. These projects are intended to increase sales by bringing new store design elements featuring an expanded merchandise assortment, and an improved shopping experience to a broader and more diverse group of potential customers. In 2013, 35% of our total sales came through optimized stores. Our three to five year goal is to deliver 50% of our total sales through optimized stores.

•
Merchandise expansion: Sales in our merchandise expansion categories (including soft goods, fishing, paddle sports, and accessories) support the eCommerce and store optimization strategies and grew by 6.1% during 2013, whereas sales in our core categories declined by 2.9%, primarily as a result of reduced boat usage. Sales of merchandise expansion products represented 16.5% of total sales for 2013, up from 15.3% in 2012.

We continue to see evidence of positive interplay and a strong inter-dependence across our growth strategies. Specifically, our eCommerce and store optimization strategies are being driven by merchandise expansion product offerings and all of our strategies are designed to attract new customers and build upon our customer base. For full-year 2013, 24.3% of our eCommerce sales growth and 63.6% of the sales growth in our stores optimized year-to-date have come from our merchandise expansion strategy.
Given the early success of our growth strategies, and the need to drive them at a faster pace in order to reposition our business to provide steady profitable growth, our financial plans for 2014 reflect the investment of significant resources in support of our key growth strategies, including $30 to $34 million of capital investments for the year. Approximately half of these investments are targeted toward our expanded store optimization program, which will include approximately 12 store consolidation projects and 20 store revitalizations. We will direct approximately 35% of our capital investments to deliver further improvements to our eCommerce website and to continue to upgrade our information technology infrastructure. Both, the eCommerce and store optimization strategies, will allow us to continue to increase sales in our merchandise expansion strategy.
In addition to the capital expenditures impact, our profit and cash flow expectations for 2014 also reflect incremental expense impact of activities directed toward furthering our growth strategies. These strategies and investments support our shift toward becoming an omni-channel retail model designed to provide a seamless customer experience across all shopping channels and to better position us to deliver incremental sales and operating margin improvement, both in the short and long term.
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
Inventory—Valuation Adjustments
We value our merchandise inventories at the lower of the cost or market value on an average cost basis. Inventory cost is written down to market value when cost exceeds market value, which we estimate using current levels of aged and discontinued product and historical analysis of items sold below cost. Lower of cost or market adjustments included in ending inventory at December 28, 2013 and December 29, 2012 were $3.0 million and $2.7 million, respectively.

Our lower of cost or market adjustments contain uncertainties because the calculations require management to make assumptions and to apply judgment regarding forecasted consumer demand, the promotional environment, technological obsolescence and consumer preferences.

We have not made any material changes in our inventory valuation methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market adjustments. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material. If we had to take additional markdowns of 10% on all items included in merchandise inventory write-downs at December 28, 2013, net income would be affected by approximately $0.6 million in the fiscal year then ended.

Inventory—Capitalized Indirect Costs
Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store locations and operating costs of our merchandising, replenishment and distribution activities. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold. Indirect costs included in inventory value at December 28, 2013 and December 29, 2012 were $18.9 million and $18.7 million, respectively.

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

We have not made any material changes in our capitalized indirect cost methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our capitalized indirect costs. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our expenses included in capitalized indirect costs at December 28, 2013 would have affected net income by approximately $1.2 million in the fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Vendor Allowances Receivable
We establish a receivable and reduce inventory cost for income generated from vendor-sponsored programs, or vendor allowances, that is earned but not yet received from our vendors, which we calculate based on provisions of the programs in place. Due to the complexity of the individual agreements with vendors, we perform detailed analyses and review historical trends to determine an appropriate level for the vendor allowances receivable. Our receivable for vendor allowances at December 28, 2013 and December 29, 2012 was $3.4 million and $3.1 million, respectively, and is included in other current assets.

Our vendor allowances receivable contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including our ability to collect amounts due from vendors and in interim periods requires management to estimate future inventory purchases.

We have not made any material changes in the accounting methodology used to establish our vendor allowances receivable during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances receivable. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimate of our ability to collect vendor allowances at December 28, 2013 would have affected net income by approximately less than $0.1 million in the fiscal year then ended.

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

Our estimate of future cash flows is based on our analysis of the specific real estate market, including input from real estate firms; and economic conditions that can be difficult to predict. Costs associated with exit activities included in accrued expenses at December 28, 2013 and December 29, 2012 were $0.7 million and $0.9 million, respectively.

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

We have not made any material changes in the accounting methodology used to establish our location closing liability during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our location closing liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our location closing liability or to our estimated sub-lease income at December 28, 2013 would have affected net earnings by approximately less than $0.1 million in the fiscal year then ended.

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

In both fiscal years 2013 and 2012 we did not have any non-cash charges for impairment of long-lived assets.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment in order to estimate future cash flows and asset fair values, including forecasting useful lives of the assets. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We don't believe impairment charges for long-lived assets are reasonably possible within the next twelve months.

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
Income Taxes
The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized. Our effective tax rate is subject to change based on the mix of income from different state and foreign jurisdictions that tax at different rates, as well as the change in status or outcome of tax audits. Our income tax returns are periodically audited by the taxing authority in the jurisdictions in which we operate; these audits include questions regarding our tax filings, including the timing and amount of deductions and allocation of income among the various jurisdictions.

Significant judgments are required in order to determine the realizability of deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.  Furthermore, the application of income tax law is inherently complex.
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

We have not made any material changes to our self-insurance accrual methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate these liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities and loss reserves relating to high-deductible insurance programs at December 28, 2013, would have affected net income by approximately $0.3 million in the fiscal year then ended.

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

A 10% change in our assumptions, such as volatility or expected term, for share-based compensation expense for the fiscal year ended December, 28, 2013, would have affected net income by less than $0.1 million in the fiscal year then ended.

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
At the end of the 2013, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. In the fourth quarter of 2012, we entered into a five-year, amended and restated loan and security agreement pursuant to which we have up to $120.0 million in borrowing capacity, There are various interest rate options available, for more information, see Note 5 to our consolidated financial statements in Item 8 of this report.
Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.6 million over the next year.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness related to the application of GAAP related to certain cash consideration received from vendors under our "Key Season Program." We offer our vendors the option of participating in our “Key Season Program,” in which the participating vendor provides cash consideration to West Marine that is not directly connected to the purchase of product for resale, but is intended to offset certain advertising expenditures. The Key Season Program includes, but is not limited to, direct mail advertising (circulars, flyers, catalogs, and promotional literature), email advertising, wholesale (Port Supply) advertising, in-store product placement (endcaps and floorstacks), vendor-specific product training for our associates, and inclusion in regional marketing campaigns.
We did not design and maintain effective controls over the accuracy and presentation and disclosure for certain cash consideration received from vendors under the Key Season Program. Specifically, we did not design controls related to the application of GAAP for certain cash considerations received from vendors that resulted in the cash consideration being recorded as a reduction to selling, general and administrative expense instead of a reduction to merchandise inventories and cost of goods sold.
The material weakness resulted in an audit adjustment to merchandise inventories, cost of goods sold, and selling, general and administrative expense and a revision for each of the two years in the period ended December 29, 2012 and for each of the related interim condensed consolidated financial statements filed on Forms 10-Q for the years ended December 28, 2013 and December 29, 2012. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Because of the material weakness described above, management has concluded that our internal control over financial reporting was not effective as of December 28, 2013. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.Our internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report on Form 10-K.

/S/ MATTHEW L. HYDE	/S/ THOMAS R. MORAN
Matthew L. Hyde	Thomas R. Moran
President and Chief Executive Officer (principal executive officer)	Executive Vice President and Chief Financial Officer (principal financial officer)

March 12, 2014	March 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
West Marine, Inc.
In our opinion, the accompanying consolidated balance sheet as of December 28, 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended present fairly, in all material respects, the financial position of West Marine, Inc. and its subsidiaries at December 28, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 for the year ended December 28, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the application of GAAP for certain cash considerations received from vendors existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management's Report on Internal Control Over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
San Francisco, California
March 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
West Marine, Inc.
We have audited the accompanying consolidated balance sheet of West Marine, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 29, 2012, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for the two years in the period ended December 29, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2) for the two years ended December 29, 2012. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Marine, Inc. and Subsidiaries as of December 29, 2012, and the results of their operations and their cash flows for the two years ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the two years in the period ended December 29, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
San Francisco, CA
March 7, 2013

WEST MARINE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2013 AND DECEMBER 29, 2012
(in thousands, except share data)

	Fiscal Year-End
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$48,408	$56,542
Trade receivables, net of allowances of $243 in 2013 and $277 in 2012	6,441	6,723
Merchandise inventories	203,036	189,339
Deferred income taxes	5,012	4,622
Assets held for sale	—	4,283
Other current assets	19,360	18,038
Total current assets	282,257	279,547
Property and equipment, net	72,848	59,532
Long-term deferred income taxes	5,684	8,429
Other assets	3,454	3,471
TOTAL ASSETS	$364,243	$350,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,986	$21,075
Accrued expenses and other	37,291	40,722
Total current liabilities	59,277	61,797
Deferred rent and other	16,382	13,876
Total liabilities	75,659	75,673
Commitments and Contingencies - Note 7
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 24,625,481 shares issued and 24,296,497 shares outstanding at December 28, 2013 and 23,777,030 shares issued and 23,746,140 shares outstanding at December 29, 2012	25	24
Treasury stock	(4,405)	(385)
Additional paid-in capital	202,622	193,388
Accumulated other comprehensive loss	(565)	(791)
Retained earnings	90,907	83,070
Total stockholders’ equity	288,584	275,306
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$364,243	$350,979

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2013, DECEMBER 29, 2012 AND DECEMBER 31, 2011
(in thousands, except per share data)

	2013	2012	2011
Net revenues	$663,174	$675,251	$643,443
Cost of goods sold	471,528	467,733	449,770
Gross profit	191,646	207,518	193,673
Selling, general and administrative expense	175,892	182,121	170,884
Restructuring costs (recoveries) (Note 3)	11	99	(50)
Impairment of long-lived assets (Note 1)	—	—	50
Income from operations	15,743	25,298	22,789
Interest expense	434	841	918
Income before income taxes	15,309	24,457	21,871
Provision (benefit) for income taxes	7,472	9,738	(10,882)
Net income	$7,837	$14,719	$32,753
Net income per common and common equivalent share:
Basic	$0.32	$0.63	$1.44
Diluted	$0.32	$0.62	$1.41
Weighted-average common and common equivalent shares outstanding:
Basic	24,259	23,312	22,762
Diluted	24,601	23,771	23,286

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2013, DECEMBER 29, 2012 AND DECEMBER 31, 2011
(in thousands)

	2013	2012	2011
Net income	$7,837	$14,719	$32,753
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax of $74, $0 and $0	226	(64)	22
Total comprehensive income	$8,063	$14,655	$32,775

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2013, DECEMBER 29, 2012 AND DECEMBER 31, 2011
(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2011	22,625,193	$23	$(385)	$181,891	$35,598	$(749)	$216,378
Net income					32,753		32,753
Foreign currency translation adjustment, net of tax of $0						22	22
Common stock issued under equity compensation plan	282,813	—		3,733			3,733
Tax deficiency from equity issuance, including excess tax benefit of $347				(204)			(204)
Sale of common stock pursuant to Associates Stock Buying Plan	83,758			669			669
Balance at December 31, 2011	22,991,764	$23	$(385)	$186,089	$68,351	$(727)	$253,351
Net income					14,719		14,719
Foreign currency translation adjustment, net of tax of $0						(64)	(64)
Common stock issued under equity compensation plan	667,281	1		6,990			6,991
Tax deficiency from equity issuance, including excess tax benefit of $380				(389)			(389)
Sale of common stock pursuant to Associates Stock Buying Plan	87,095			698			698
Balance at December 29, 2012	23,746,140	$24	$(385)	$193,388	$83,070	$(791)	$275,306
Net income					7,837		7,837
Foreign currency translation adjustment, net of tax of $74						226	226
Common stock issued under equity compensation plan	765,809	1		7,646			7,647
Tax benefit from equity issuance, including excess tax benefit of $1,240				807			807
Treasury shares acquired	(298,094)		(4,020)				(4,020)
Sale of common stock pursuant to Associates Stock Buying Plan	82,642			781			781
Balance at December 28, 2013	24,296,497	$25	$(4,405)	$202,622	$90,907	$(565)	$288,584

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2013, DECEMBER 29, 2012 AND DECEMBER 31, 2011
(in thousands)

	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$7,837	$14,719	$32,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,960	15,302	14,019
Impairment of long-lived assets	—	—	50
Share-based compensation	3,207	3,128	2,394
Excess tax benefit from share-based compensation	(1,240)	(380)	(347)
Deferred income taxes	3,466	4,614	(15,528)
Provision for doubtful accounts	81	223	54
Lower of cost or market inventory adjustments	1,499	925	1,154
Loss (gain) on asset disposals	172	103	(13)
Changes in assets and liabilities:
Trade receivables	201	(1,175)	(220)
Merchandise inventories	(15,196)	(1,622)	7,076
Other current assets	(1,332)	(4,502)	3,268
Other assets	18	(164)	112
Accounts payable	1,108	(4,768)	(5,472)
Accrued expenses and other	(2,624)	(266)	(2,534)
Deferred items and other non-current liabilities	1,395	(96)	(26)
Net cash provided by operating activities	13,552	26,041	36,740
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4,372	122	64
Purchases of property and equipment	(28,553)	(17,953)	(17,221)
Net cash used in investing activities	(24,181)	(17,831)	(17,157)
FINANCING ACTIVITIES:
Borrowings on line of credit	3,812	5,224	28,758
Repayments on line of credit	(3,812)	(5,224)	(28,758)
Payment of loan costs	—	(561)	—
Proceeds from exercise of stock options	4,440	3,863	1,339
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	781	698	669
Excess tax benefit from share-based compensation	1,240	380	347
Treasury stock	(4,020)	—	—
Net cash provided by financing activities	2,441	4,380	2,355
Effect of exchange rate changes on cash	54	(14)	9
NET INCREASE (DECREASE) IN CASH	(8,134)	12,576	21,947
CASH AT BEGINNING OF PERIOD	56,542	43,966	22,019
CASH AT END OF PERIOD	$48,408	$56,542	$43,966
Other cash flow information:
Cash paid for interest	$293	$693	$645
Cash paid for income taxes, net of refunds of $37, $111 and $1,014	5,048	7,222	3,547
Non-cash investing activities
Property and equipment additions in accounts payable	1,197	999	1,757
Unsettled share repurchases	447	—	—

See notes to consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS—West Marine Inc. and its consolidated subsidiaries (“West Marine” or the “Company,” unless the context requires otherwise) is the largest waterlife outfitter in the United States. At December 28, 2013, West Marine offered its products through 287 stores in 38 states, Puerto Rico and Canada, through its call center channel and on the Internet. The Company is also engaged, through its wholesale channel in the wholesale distribution of marine equipment serving boat manufacturers, marine services, commercial vessel operations and government agencies.
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
YEAR-END—The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31. Fiscal years 2013, 2012 and 2011 consisted of the 52 weeks ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. References to 2013, 2012 and 2011 are to the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
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
INVENTORIES—Merchandise inventories are carried at the lower of cost or market on an average cost basis. Capitalized indirect costs include freight charges for transporting merchandise to warehouses or store locations and operating costs incurred for merchandising, replenishment and distribution activities. Indirect costs included in inventory value at the end of fiscal years 2013 and 2012 were $18.9 million and $18.7 million, respectively. Indirect costs included in inventory value are recognized as an increase in cost of goods sold as the related products are sold.
Inventories are written down to market value when cost exceeds market value, based on historical experience and current information. Reserves for estimated inventory shrinkage based on historical shrinkage rates determined by the Company’s physical merchandise inventory counts and cycle counts were $2.4 million and $2.0 million at the end of fiscal years 2013 and 2012, respectively. Reserves for estimated inventory market value below cost, based upon current levels of aged and discontinued product and historical analysis of inventory sold below cost, were $3.0 million and $2.7 million at the end of fiscal years 2013 and 2012, respectively.
DEFERRED CATALOG AND ADVERTISING COSTS—The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the expected net sales period, which is generally from one month to 11 months. Advertising costs, which are included in selling, general and administrative (“SG&A”) expense, are expensed as incurred and were $5.0 million, $6.4 million and $6.0 million in 2013, 2012 and 2011, respectively. The capitalized value of prepaid catalog and advertising costs on the Balance Sheet was immaterial as of December 28, 2013 and December 29, 2012, respectively.
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
ASSETS HELD FOR SALE—On September 28, 2012, the Company entered into an agreement to sell the land and building of its former Ft. Lauderdale store for a purchase price of $4.5 million. The location was vacated when the Company's new Ft. Lauderdale flagship store opened in November 2011. The sale closed in March 2013, and the loss on the sale recognized by the Company was de minimis.
CAPITALIZED INTEREST—The Company capitalizes interest on major capital projects. The Company did not capitalize interest in 2013 and 2012.
CAPITALIZED SOFTWARE COSTS—Capitalized computer software, included in property and equipment, reflects costs related to internally-developed or purchased software that are capitalized and amortized on a straight-line basis, generally over a period ranging from three to seven years.
INTANGIBLE ASSETS—The Company completes an impairment test annually or more frequently if evidence of possible impairment arises. No impairment was recognized in 2011, 2012 or 2013. Amortization expense for other intangible assets was not material in 2013 and less than $0.1 million in each of the years 2012 and 2011. Amortization expense in each of the next five years is not expected to be significant.
ASSET RETIREMENT OBLIGATIONS—The Company estimates the fair value of obligations to clean up and restore leased properties under agreements with landlords and records the amount as a liability when incurred. Liabilities for asset retirement obligations were $0.7 million as of December 28, 2013, $0.8 million as of December 29, 2012 and $0.8 million as of December 31, 2011. There were no significant changes attributable to the following components during the 2013, 2012 or 2011 reporting periods: liabilities incurred, liabilities settled, accretion expense, and revisions in estimated cash flows.
IMPAIRMENT OF LONG-LIVED ASSETS—The Company reviews long-lived assets, including intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated undiscounted future cash flows from the long-lived asset are less than the carrying value, a loss equal to the difference between carrying value and the fair market value of the asset is recorded. The Company recorded no asset impairment charges in both 2013 and 2012, and less than $0.1 million in 2011.
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

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The fair value hierarchy prescribed under accounting principles generally accepted in the United States ("GAAP") contains three levels, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—Include other inputs that are directly or indirectly observable in the marketplace.
Level 3—Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 28, 2013, the entire $48.4 million of the Company's cash consisted of cash on hand and bank deposits and was classified within Level 1 because they were valued using quoted market prices. As of December 29, 2012, the entire $56.5 million of the Company's cash consisted of cash on hand and bank deposits and was classified within Level 1 because they were valued using quoted market prices.
REVENUE RECOGNITION—Sales, net of estimated returns, are recorded when merchandise is purchased by customers at store locations. Revenue is recognized when merchandise shipped from a warehouse is received by the customer, based upon the estimated date of receipt by the customer. The Company reserves for sales returns through estimates based on historical experience. The sales return reserve for fiscal years 2013, 2012, and 2011 was $(1.6) million, $(1.1) million and $(1.1) million, respectively.
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

	2013	2012	2011
		(in thousands)
Allowance for doubtful accounts receivable—beginning balance	$(277)	$(301)	$(431)
Additions	(325)	(788)	(687)
Deductions and other adjustments	359	812	817
Allowance for doubtful accounts receivable—ending balance	$(243)	$(277)	$(301)
The Company's policy for writing off uncollectible trade accounts receivables consists of systematic follow-up of delinquent accounts (over 90 days past the customer's terms of sale) and management review of accounts over a set dollar amount.
UNREDEEMED GIFT CARDS—Aggregate sales of gift cards for fiscal years 2013, 2012 and 2011 were $18.1 million, $18.7 million and $15.4 million, respectively. Sales of gift cards are deferred and treated as a liability on our balance sheet either until redeemed by customers in exchange for products or until we determine that future redemption of the card by the customer is remote, also called breakage. Breakage for unused gift cards is recognized using the redemption recognition method. Under this method, we estimate breakage based on Company-specific data by analyzing historical experience and deriving a rate that represents the amount of gift cards that are expected to be unused and not subject to escheatment. This rate is then applied, and breakage is recognized in income, over the period of redemption. Gift card breakage income for 2013, 2012 and 2011 was $0.8 million, $0.8 million and $0.6 million, respectively, and is included as net revenues in the Company's operating results.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
FOREIGN CURRENCY—Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. West Marine Canada’s functional currency is the Canadian dollar. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of other comprehensive income in the Consolidated Statements of Stockholders’ Equity. Gains (losses) from foreign currency transactions included in selling, general and administrative ("SG&A") expense for 2013, 2012 and 2011 were $(0.6) million, $0.1 million and $(0.2) million, respectively.
ACCRUED EXPENSES—Accrued expenses consist of the following (in thousands):

	2013	2012
Accrued compensation and benefits	$7,251	$7,915
Accrued paid time off	4,125	4,269
Accrued bonus	7	4,705
Unredeemed gift cards	6,854	6,765
Other accrued expenses	19,054	17,068
Accrued expenses	$37,291	$40,722
NET INCOME PER SHARE—Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.2 million shares, 0.5 million shares and 2.2 million shares of common stock that were outstanding in 2013, 2012 and 2011, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	2013		2012		2011
	Shares	Net Income Per Share	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,259	$0.32	23,312	$0.63	22,762	$1.44
Effect of dilutive stock options	342	—	459	(0.01)	524	(0.03)
Diluted	24,601	$0.32	23,771	$0.62	23,286	$1.41
DERIVATIVE INSTRUMENTS—The Company did not purchase or hold any derivative financial instruments during the three years ended December 28, 2013.
CASH AND CASH EQUIVALENTS—Cash consists entirely of cash on hand and bank deposits, of which approximately $46.3 million exceeded FDIC insurance limits as of December 28, 2013. As of December 29, 2012, approximately $54.3 million exceeded FDIC insurance limits.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies amounts in transit from banks for customer credit card and debit card transactions as cash and cash equivalents as the banks process the majority of these amounts within three to five business days. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $2.8 million and $2.6 million at December 28 2013 and December 29, 2012, respectively
We had no outstanding checks in excess of funds on deposit (book overdrafts) at December 28, 2013 and December 29, 2012.
SABBATICAL LEAVE—Certain full-time associates are eligible to receive sabbatical leave after each 10 years of continuous employment. The estimated sabbatical liability is based on a number of factors, including actuarial assumptions and historical trends. In fiscal years 2013 and 2012, the Company had a recorded liability of $1.0 million and $1.0 million, respectively, as an estimate of accumulated sabbatical leave as of the respective balance sheet dates.
CORRECTION OF IMMATERIAL ERRORS—The Company previously reported vendor cash consideration for advertising and other selling expenses as a reduction to SG&A. During the fourth quarter of 2013, management determined that such vendor cash consideration was incorrectly included as a reduction of SG&A. It should have been classified as a reduction of inventory and ultimately as a reduction to cost of goods sold ("COGS") as the related inventory was sold, under the guidance in Accounting Standards Codification ("ASC") 605-50-45-15, Revenue Recognition, Customer Payments and Incentives, Other Presentation Matters, Consideration Is Reimbursement of Costs Incurred by the Customer. The correction of this misstatement increased the amount of the valuation allowance in fiscal 2010 which then impacted the reversal in fiscal 2011 by releasing a valuation allowance on the deferred tax asset ("DTA") for the additional book capitalized inventory costs associated with the vendor cash considerations which was recorded when the Company placed a full valuation allowance on its DTA's. The financial statements have also been revised to reflect the correction of certain other previously uncorrected immaterial prior period errors. The Company assessed the materiality of this misstatement on prior periods’ financial statements in accordance with SEC’s Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250, ("ASC 250"), Presentation of Financial Statements, and concluded that the misstatement was not material to any prior annual or interim periods, but the cumulative adjustment necessary to correct the classification would be material to the year ended December 28, 2013. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the financial statements as of December 29, 2012 and December 31, 2011 and the two years ended December 29, 2012, which are presented herein have been revised. The following are selected line items from our financial statements illustrating the affect of the correction thereon:

Consolidated Balance Sheet
(in thousands)
	2012
	As Reported	Adjustment	As Revised
Assets
Merchandise inventories	$194,332	$(4,993)	$189,339
Other current assets	16,371	1,667	18,038
Total current assets	282,873	(3,326)	279,547
Long-term deferred income taxes	8,392	37	8,429
Total assets	354,268	(3,289)	350,979
Liabilities
Accrued expenses and other	40,928	(206)	40,722
Total current liabilities	62,002	(205)	61,797
Deferred rent and other	13,858	18	13,876
Total liabilities	75,860	(187)	75,673
Stockholders' Equity
Retained earnings	86,172	(3,102)	83,070
Total stockholders' equity	278,408	(3,102)	275,306
Total liabilities and stockholders' equity	354,268	(3,289)	350,979

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Income
(in thousands)
	2012			2011
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of goods sold	$477,145	$(9,412)	$467,733	$458,444	$(8,674)	$449,770
Gross profit	198,106	9,412	207,518	184,999	8,674	193,673
Selling, general and administrative expense	172,837	9,284	182,121	162,860	8,024	170,884
Income from operations	25,170	128	25,298	22,139	650	22,789
Income before income taxes	24,329	128	24,457	21,221	650	21,871
Provision (benefit) for income taxes	8,800	938	9,738	(8,441)	(2,441)	(10,882)
Net income	15,529	(810)	14,719	29,662	3,091	32,753
Net income per common and common equivalent share:
Basic	$0.67	$(0.04)	$0.63	$1.30	$0.14	$1.44
Diluted	0.65	(0.03)	0.62	1.27	0.14	1.41

Consolidated Statement of Comprehensive Income
(in thousands)
	2012			2011
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net income	$15,529	$(810)	$14,719	$29,662	$3,091	$32,753
Total comprehensive income	15,465	(810)	14,655	29,684	3,091	32,775

Consolidated Statement of Stockholders' Equity
(in thousands)
	Retained Earnings			Total Stockholders' Equity
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance at January 1, 2011	$40,981	$(5,383)	$35,598	$221,761	$(5,383)	$216,378
Net income	29,662	3,091	32,753	29,662	3,091	32,753
Balance at December 31, 2011	70,643	(2,292)	68,351	255,643	(2,292)	253,351
Net income	15,529	(810)	14,719	15,529	(810)	14,719
Balance at December 29, 2012	86,172	(3,102)	83,070	278,408	(3,102)	275,306

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Cash Flows
(in thousands)
	2012			2011
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net income	$15,529	$(810)	$14,719	$29,662	$3,091	$32,753
Depreciation and amortization	15,301	1	15,302	14,314	(295)	14,019
Deferred income taxes	1,588	3,026	4,614	(12,745)	(2,783)	(15,528)
Changes in assets and liabilities:
Merchandise inventories	(1,882)	260	(1,622)	7,059	17	7,076
Other current assets	(2,578)	(1,924)	(4,502)	2,946	322	3,268
Accounts payable	(4,769)	1	(4,768)	(4,610)	(862)	(5,472)
Accrued expenses and other	(60)	(206)	(266)
Deferred items and other non-current liabilities	252	(348)	(96)	(47)	21	(26)
Net cash provided by operating activities				37,229	(489)	36,740
Purchases of property and equipment				(17,710)	489	(17,221)
Net cash used in investing activities				(17,646)	489	(17,157)

NOTE 2: SHARE-BASED COMPENSATION
West Marine’s Omnibus Equity Incentive Plan, as amended (the “Plan”) is intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of associates and non-employee directors. The Plan permits a variety of compensation methods, including non-qualified stock options, incentive stock options, restricted stock, and other share-based awards, such as time-based and performance-based restricted stock units. Key associates and non-employee directors are eligible to participate under the Plan, with the exception of Randolph K. Repass, Chairman of the Company’s Board of Directors and a significant, but not controlling, stockholder. At year-end 2013, 10,300,000 shares of common stock had been reserved under the Plan and 1,641,531 shares were available for future issuance.
The Company recognizes compensation expense for share-based payments based on the grant date fair value of the awards. Share-based payments consist of stock option grants, restricted share awards, restricted stock units, performance-based restricted stock units and Associates Stock Buying Plan ("Buying Plan") issuances, each as described further below.
Share-based compensation expense for 2013, 2012 and 2011 was approximately $3.2 million, $3.1 million and $2.4 million, respectively, of which expense for stock options was $1.5 million, $1.9 million and $1.8 million in 2013, 2012 and 2011, respectively. In 2013, the Company recognized $0.8 million in tax benefits from stock options exercised, restricted stock vested and disqualifying Buying Plan transactions, of which $1.2 million was recognized as excess tax benefits in additional paid-in capital and $1.2 million was recognized as cash flow from financing activities. In 2012, the Company recognized $0.4 million in tax benefits from stock options exercised, restricted stock vested and disqualifying Buying Plan transactions, of which $0.4 million was recognized as excess tax benefits in additional paid-in capital and $0.4 million was recognized as cash flow from financing activities. In 2011, the Company recognized $0.2 million in tax benefits from stock options exercised, restricted stock vested and disqualifying Buying Plan transactions, of which $0.3 million was recognized as excess tax benefits in additional paid-in capital and $0.3 million was recognized as cash flow from financing activities. The tax benefit was included in the Company’s consolidated statement of operations for the same period. Share-based compensation of $0.6 million was included in capitalized indirect inventory in 2013, $0.5 million in 2012 and $0.4 million in 2011.
Included in cost of goods sold and SG&A expense is share-based compensation expense, net of estimated forfeitures, that have been included in the statements of operations for all share-based compensation arrangements as follows:

(in thousands)	2013	2012	2011
Cost of goods sold	$609	$542	$409
Selling, general and administrative expense	2,598	2,586	1,985
Share-based compensation expense	$3,207	$3,128	$2,394

Stock Options

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

West Marine awards options to purchase shares of common stock to its non-employee directors and to certain eligible associates employed at the time of the grant. For fiscal 2007 through 2010, options granted to associates under the Plan vested over three years and expire five years following the grant date. Grants in 2006 vested over four years and generally expired five years from the grant date. Grants in 2011, 2012 and 2013 vest over three years and expire seven years from the grant date. Prior to 2011, options granted to non-employee directors vested after six months and expire five years from the grant date. Options granted to non-employee directors in 2012 vest after one year and expire seven years from the grant date. Options granted to non-employee directors in 2011 vested after six months and expire seven years from the grant date. Effective 2014, the Company stopped awarding option grants to certain eligible associates and non-employee directors as a method of compensation. The Company has determined the fair value of options awarded by applying the Black-Scholes Merton option pricing valuation model and using following assumptions:

	2013	2012	2011
Expected price volatility	41%	49%	49%
Risk-free interest rate	0.6% - 0.9%	0.5% - 0.6%	1.4%
Weighted-average expected term (years)	4.5	4.5	4.5
Dividend yield	—	—	—
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
A summary of the Company’s stock option activity in 2013, 2012 and 2011 is as follows:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Option Grant Date Fair Value
Outstanding at year-end 2010 (2,238,084 stock options exercisable at a weighted-average exercise price of $12.85)	3,751,801	10.93	5.08
Granted	452,887	10.36	4.27
Exercised	(270,721)	4.95	1.77
Forfeited	(96,340)	8.56	3.18
Expired	(303,087)	13.71	5.57
Outstanding at year-end 2011 (2,492,684 stock options exercisable at a weighted-average exercise price of $11.72)	3,534,540	11.14	5.24
Granted	361,636	10.69	4.28
Exercised	(642,246)	6.07	2.04
Forfeited	(35,256)	10.01	3.91
Expired	(701,943)	15.92	7.84
Outstanding at year-end 2012 (1,678,468 stock options exercisable at a weighted-average exercise price of $11.25)	2,516,731	11.05	5.21
Granted	208,834	11.70	4.08
Exercised	(649,305)	6.79	2.48
Forfeited	(61,763)	10.75	4.15
Expired	(314,611)	14.52	9.19
Outstanding at year-end 2013 (1,179,770 stock options exercisable at a weighted-average exercise price of $12.63)	1,699,886	12.13	5.43
The weighted-average grant date fair value of options granted in 2013, 2012 and 2011 was $4.08, $4.28 and $4.27 per share, respectively. The aggregate fair value of options vested during 2013, 2012 and 2011 was $3.9 million, $3.3 million and $4.2 million, respectively.
As of market close December 28, 2013, the aggregate intrinsic value for stock options outstanding was $5.9 million, and $4.3 million for exercisable options. The total intrinsic value of options actually exercised was $3.4 million in 2013, $3.0 million in 2012 and $1.3 million in 2011. In 2013, the weighted-average grant date fair value of options granted was $4.08 per share. There were 933,428 options that vested in 2013 with an aggregate grant date fair value of $3.9 million. At December 28, 2013, unrecognized compensation expense for stock options, net of expected forfeitures, was $1.5 million, with a weighted-average remaining expense recognition period of 1.7 years.
Additional information for options outstanding at year-end 2013 is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Underlying	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$ 0 – $ 7.00	187,422	0.4	$5.80	187,422	0.4	$5.80
7.01 – 10.75	554,731	4.8	10.31	290,145	4.6	10.33
10.76 – 15.54	784,423	3.2	11.26	528,893	1.7	11.04
15.55 – 22.00	10,000	1.3	17.36	10,000	1.3	17.36
22.01 – 29.70	163,310	0.2	29.47	163,310	0.2	29.47
$ 0 – 29.70	1,699,886	3.1	$12.13	1,179,770	2.0	$12.63
At December 28, 2013, there were 1,318,426 stock options expected to vest in the future, with an intrinsic value of $4.4 million, a weighted-average exercise price of $10.79 per share and a weighted-average remaining contractual term of 0.7 years.
Restricted Share Awards

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Plan also provides for awards of shares to eligible associates and non-employee directors that are subject to restrictions on transfer for a period of time (“restricted shares”). Vesting of restricted shares for eligible associates and non-employee directors is subject to continuing service to West Marine. Restricted shares granted to non-employee directors in 2011 vest 100% one year after the grant date. No restricted shares were awarded in 2012 and 2013. There was no compensation expense for restricted share awards in 2013. There was no unrecognized compensation expense for unvested restricted share awards, net of expected forfeitures, in 2013. A summary of restricted share activity in 2013, 2012 and 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at year-end 2010 (weighted-average remaining vesting period of 0.5 years)	7,303	10.60
Granted	13,347	9.95
Vested	(7,303)	10.60
Forfeited	—
Unvested at year-end 2011 (weighted-average remaining vesting period of 0.5 years)	13,347	9.95
Granted	—	—
Vested	(13,347)	9.95
Forfeited	—
Unvested at year-end 2012	—	—
Granted	—
Vested	—	—
Forfeited	—
Unvested at year-end 2013	—	—
The weighted-average grant date fair value of restricted shares granted in 2011 was $9.95 per share. There were no restricted shares granted in 2012 and 2013. The total fair value of restricted shares vested in 2012 and 2011 was $0.1 million and $0.1 million, respectively.
Restricted Stock Units
The Plan also allows for awards of restricted stock units (“RSU's”) to eligible associates and non-employee directors that are subject to the recipient's continuing service to the Company. RSU's granted to eligible associates in 2013, 2012 and 2011 vest over a three-year period at the rate of 33%, 33% and 34% on the anniversary of the grant date. RSU's granted to eligible non-employee directors in 2012 and 2013 vest the earlier of either the one-year anniversary of the grant date or annual meeting stockholder's meeting date. Compensation expense for RSU's was $1.5 million in 2013. Unrecognized compensation expense for unvested RSU's, net of expected forfeitures, was $2.9 million in 2013 and we expect to recognize this expense within less than two years.. A summary of RSU activity in 2013, 2012 and 2011 is as follows:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of RSU's	Weighted Average Grant Date Fair Value
Unvested at year-end 2010	—
Granted	134,544	10.36
Vested	—
Forfeited	(1,406)	10.36
Unvested at year-end 2011 (weighted-average remaining vesting period of 2.4 years)	133,138	10.36
Granted	188,001	10.56
Vested	(44,052)
Forfeited	(2,236)	10.34
Unvested at year-end 2012 (weighted-average remaining vesting period of 2.0 years)	274,851	10.50
Granted	228,488	11.76
Vested	(116,504)
Forfeited	(40,451)	11.02
Unvested at year-end 2013 (weighted-average remaining vesting period of 1.8 years)	346,384	11.31
The total fair value of RSUs vested in 2013 and 2012 was $1.2 million and $0.5 million, respectively. Effective March 1, 2014, the Company began awarding performance-based restricted stock units to certain eligible associates and non-employee directors as a method of compensation.
Associates Stock Buying Plan
The Company has a Buying Plan under which all eligible associates may elect to participate on semiannual grant dates. Participating associates purchase West Marine shares at 85% of the lower of the closing price on (a) the grant date or (b) the purchase date. The Buying Plan includes a twelve calendar month holding period for all purchases beginning on the date on which shares are purchased by participants under the Buying Plan. The number of shares purchased under the Buying Plan in 2013, 2012 and 2011 were 82,643, 87,095 and 83,758, respectively. Expense recognized in each of the years 2013 and 2012 was $0.2 million. Expense recognized in 2011 was $0.3 million. Shares available for future issuance under the Buying Plan at the end of 2013, 2012 and 2011 were 422,100, 504,743 and 591,838, respectively. Assumptions used in determining the fair value of shares issued under the Buying Plan during 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Expected price volatility	22%-28%	39%-49%	36%-67%
Risk-free interest rate	0.1%	0.1%-0.2%	0.1%
Weighted-average expected term (years)	0.5	0.5	0.5
Dividend yield	—	—	—
Manager Share Appreciation Plan
During 2012, West Marine introduced and awarded a new form of compensation, the Manager Share Appreciation Plan (“MSAP”). This award is a long-term cash incentive intended to both motivate and reward certain West Marine Associates. The MSAP award is a cash incentive which is tied to appreciation in West Marine's stock price. The appreciation on MSAP awards is capped. The plan is a cash-settled plan and earned by associates over a number of years; therefore, it is within the scope of ASC 718, Compensation - Stock Compensation because the amount earned by the associates is based on the price of the Company's stock. Additionally, since the award is settled in cash, the fair value of the award is recorded as a liability, rather than equity. As such, the Company re-measures the awards at fair value each reporting period until the award is settled. The awards vest 33%, 33% and 34% over a three-year period.
Fair value was determined using a Monte Carlo simulation model. A Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for West Marine. These stock prices are used to determine the fair values of the awards that have been granted. The Company is using the forfeiture rate of its non-qualified stock options, since the Company does not have sufficient history of the MSAP awards. The Company believes this is a reasonable interim assumption until the Company has sufficient forfeiture history on these awards. The fair value of the award at December 28, 2013 and December 29, 2012 was $2.59 and $2.04 per award, respectively. Assumptions used in determining the fair value of the MSAP awards during 2013 and 2012 were as follows:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2013	2012
Expected price volatility	34%	45%
Risk-free interest rate	1.4%	0.6%
Weighted-average expected term (years)	4.2	4.2
Dividend yield	—	—
A summary of the MSAP award activity in 2013 and 2012 is as follows:

Number of MSAP's
Unvested at year-end 2011	—
Granted	162,125
Vested	—
Forfeited	(13,375)
Unvested at year-end 2012	148,750
Granted	163,125
Vested	(43,230)
Forfeited	(30,875)
Unvested at year-end 2013	237,770
The MSAP compensation expense recorded for 2013 was $0.1 million and the corresponding liability at December 28, 2013 was $0.1 million. The MSAP compensation expense recorded for 2012 was $0.1 million and the corresponding liability at December 29, 2012 was also $0.1 million.
NOTE 3: RESTRUCTURING COSTS
Restructuring charges include severance costs, lease termination fees, legal and professional fees paid for lease termination negotiations, and other costs associated with the closure of facilities that are part of formal restructuring plans. Severance benefits are detailed in approved severance plans, which are specific as to number, position, location and timing. In addition, severance benefits are communicated in specific detail to affected employees and are unlikely to change when costs are recorded. Costs are recognized over the period services are rendered, otherwise they are recognized when they are communicated to the employees. Other associated costs, such as legal and professional fees, are expensed as incurred. Accrued liabilities related to costs associated with restructuring activities outstanding as of December 28, 2013 were $0.7 million. Restructuring charges are expected to be fully paid by April 2019, and the cumulative amount incurred through December 28, 2013 is $20.2 million. The restructuring charges are reflected on the consolidated statement of income on the restructuring costs (recoveries) line. There was no change to the total obligation for the periods presented.
Costs and obligations (included in “Accrued liabilities” in the Company’s consolidated balance sheets) recorded in 2013, 2012 and 2011 in conjunction with the restructuring costs are as follows (in thousands):

	Termination Benefits and Other Costs	Store Lease Termination Costs	Total
Ending balance, January 1, 2011	$293	$1,949	$2,242
Charges (reduction in charges)	19	(69)	(50)
Payments	(152)	(976)	(1,128)
Ending balance, December 31, 2011	$160	$904	$1,064
Charges	8	91	99
Payments	(10)	(303)	(313)
Ending balance, December 29, 2012	$158	$692	$850
Charges (reduction in charges)	(1)	12	11
Reclassification	(156)	156	—
Payments	(1)	(181)	(182)
Ending balance, December 28, 2013	$—	$679	$679

NOTE 4: PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at fiscal year-end 2013 and 2012 (in thousands):

	At Year-End
	2013	2012
Furniture and equipment	$72,679	$68,238
Computer software and hardware	87,484	75,502
Leasehold improvements	74,572	70,462
Land and building	600	600
Property and equipment, at cost	235,335	214,802
Accumulated depreciation and amortization	(162,487)	(155,270)
Property and equipment, net	$72,848	$59,532
Depreciation and amortization expense for property and equipment was $15.0 million, $15.3 million and $14.0 million in 2013, 2012 and 2011, respectively.
NOTE 5: LINES OF CREDIT AND LONG–TERM DEBT
The Company's loan and security agreement, as amended, with Wells Fargo Bank, National Association and the other lenders party thereto provides a maximum available borrowing capacity of $120.0 million. In addition, at the Company's option and subject to certain conditions, the Company may increase its borrowing capacity up to an additional $25.0 million. All other material terms of the amended and restated loan and security agreement remained unchanged. The amount available to be borrowed is based on a percentage of certain of the Company's inventory (excluding capitalized indirect costs) and accounts receivable.
The revolving credit facility is guaranteed by West Marine, Inc. and West Marine Canada Corp. (an indirect subsidiary of West Marine, Inc.) and secured by a security interest in all of the Company's accounts receivable and inventory, certain other related assets, and all proceeds thereof. The revolving credit facility is available for general working capital and general corporate purposes.
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
The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For 2013, 2012 and 2011, the weighted-average interest rate on all of our outstanding borrowings was 3.8%, 4.7% and 3.1%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on the Company’s ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, the loan is asset-based (which means the Company’s lenders maintain a security interest in the Company’s inventory and accounts receivable which serve as collateral for the loan), and the amount the Company may borrow under its revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, the Company must maintain minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of December 28, 2013, the Company was in compliance with the covenants under this loan agreement.
At the end of fiscal year 2013, there were no amounts outstanding under this revolving credit facility, $98.8 million was available for future borrowings, and there was $0.8 million in unamortized loan costs. At the end of fiscal year 2012, there were

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no amounts outstanding under this revolving credit facility, $91.7 million was available for future borrowings, and there was $1.0 million in unamortized loan costs. At the end of fiscal years 2013 and 2012, the Company had $4.6 million and $5.1 million of outstanding commercial and stand-by letters of credit, respectively.
NOTE 6: RELATED PARTY TRANSACTIONS
During 2013, West Marine did not enter into any new related party transactions. In addition, the Company terminated one related party lease during 2012 and another one during 2011, as further described below.
Randolph K. Repass, West Marine's founder and Chairman of the Board, is a general partner of three partnerships in which he, together with certain members of his family, owns substantially all of the partnership interests.
West Marine has leased its store in Santa Cruz, California, its store in Braintree, Massachusetts, and its support center in Watsonville, California since 1982, 1996 and 1988, respectively. Negotiations for these transactions were conducted at arms' length using independent representatives for each party at the time these leases were entered into. Although these leases have been in place for a number of years, the Company's Audit and Finance Committee nonetheless reviews these transactions annually to determine if they remain in the best interest of the Company. In this regard, the Committee considered that Messrs. Repass and Eisenberg entered into a re-negotiation of the rental terms for the support center during 2009, prior to the expiration of the lease term. Although under no compulsion to do so, Mr. Repass acknowledged the soft real estate market conditions at the time and agreed to a rent reduction. Additionally, in July 2011, a lease amendment was signed which reduced the amount of Watsonville support center storage space leased to the Company and which extended the storage space lease from November 2011 to October 2016 to be coterminous with the support center lease. Due to the lease amendment, the Company's related contractual obligation decreased by immaterial amounts for fiscal years 2011 through 2016.
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
The lease for the Company support center is West Marine's most significant related party transaction. West Marine made payments to the above-related parties during fiscal years 2013, 2012 and 2011 in the aggregate amount of approximately $1.9 million, $1.8 million and $1.8 million, respectively.
Related party transactions, including related party lease renewals, are pre-approved by West Marine's Board of Directors acting through the Audit and Finance Committee. The Audit and Finance Committee reviews and determines that the related party transaction is in the best interest of the Company and its shareholders. As of December 28, 2013, there were no amounts due to related parties.
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
The aggregate minimum annual contractual payments under non-cancelable leases, reduced for sublease income, in effect at fiscal year-end 2013 were as follows (in thousands):

2014	$48,902
2015	45,529
2016	39,541
2017	32,927
2018	25,259
Thereafter	99,705
Minimum non-cancelable lease payments, net	$291,863

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No assets of the Company were subject to capital leases at fiscal year-end 2013, 2012 and 2011. All but a limited number of the Company’s purchase commitments, which are not material, are cancelable without payment and, therefore, have been excluded from the table above.
Following is a summary of rent expense by component (in thousands):

	2013	2012	2011
Minimum rent	$50,218	$48,131	$46,578
Percent rent	63	91	88
Sublease income	(21)	(23)	(43)
Rent paid to related parties	1,561	1,593	1,550
Total rent expense	$51,821	$49,792	$48,173
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
The Company is subject to various routine and non-routine reviews, audits and investigations by various federal and state governmental regulators, including customs, environmental and tax authorities in the jurisdictions where it conducts business, which may result in assessments of additional duties, taxes, penalties, interest or the revision and recoupment of past payments made based on audit findings. In addition, certain third-party service suppliers have rights under their contracts with the Company to review and audit its use of their products, and an unfavorable audit could result in an adverse and possibly material claim for payment. The Company accrues a liability for this type of contingency when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company believes it has adequately provided for obligations that would result from these legal and sales and use tax proceedings where it is probable it will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome. The Company is currently under audit for sales taxes in several jurisdictions. The tax periods open to examination by the major taxing jurisdictions for sales and use taxes are fiscal 2008 through fiscal 2013. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s future financial condition or results of operations. At December 29, 2012, accrued liabilities included a loss contingency accrual of $0.7 million related to a recently-finalized trademark settlement. At December 28, 2013, accrued liabilities included a loss contingency accrual of less than $0.1 million related to various minor items.
NOTE 8: INCOME TAXES
Earnings from continuing operations before income tax expense was as follows for fiscal years 2013, 2012 and 2011:

	2013	2012	2011
United States	$14,144	$22,870	$21,080
Outside the United States	1,165	1,587	791
Earnings from continuing operations before income tax expense	$15,309	$24,457	$21,871
Following is a summary of the (benefit) provision for income taxes (in thousands):

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2013	2012	2011
Current:
Federal	$3,536	$5,324	$4,419
State	195	473	914
Foreign	412	79	(136)
Current taxes (benefit)	4,143	5,876	5,197
Deferred:
Federal	194	3,202	(5,505)
State	2,937	197	(8,036)
Foreign	198	463	(2,538)
Deferred taxes (benefit)	3,329	3,862	(16,079)
Income tax (benefit) expense	$7,472	$9,738	$(10,882)
Following is a summary of the difference between the effective income tax rate and the statutory federal income tax rate:

	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.4	1.9	2.9
Non-deductible permanent items	(0.3)	1.6	0.7
Change in valuation allowance	9.3	—	(84.2)
Uncertain tax positions	(0.5)	(0.1)	(4.5)
Impact of foreign operations	2.6	1.2	1.3
Other	(1.7)	0.2	(1.0)
Effective tax rate	48.8%	39.8%	(49.8)%
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

	2013	2012
Assets:
Accrued payroll and benefits	$6,523	$7,089
Capitalized inventory costs	145	149
Accrued expenses	3,092	3,152
Intangible assets	2,686	3,391
Net operating losses and tax credits	7,107	8,005
Deferred rent	4,385	3,753
Other	2,440	2,185
Total deferred income tax assets	26,378	27,724
Valuation allowance	(3,884)	(1,692)
Deferred income taxes, net of valuation allowance	22,494	26,032
Liabilities:
Prepaid expenses	(1,999)	(1,721)
Property and equipment	(8,018)	(6,604)
Federal effect of state and foreign deferred items	(2,398)	(3,376)
Other liabilities	(961)	(1,747)
Total deferred tax liabilities	(13,376)	(13,448)
Net deferred income tax assets	$9,118	$12,584

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net deferred tax assets included in the accompanying consolidated balance sheet are as follows (in thousands):

	2013	2012
Current deferred income tax assets	$5,012	$4,622
Non-current deferred income tax assets	5,684	8,429
Non-current deferred income tax liabilities	(1,578)	(467)
Net deferred tax assets	$9,118	$12,584
At year-end 2013, the Company had no federal income tax net loss carryforwards and $13.5 million of state income tax net loss carryforwards that expire between 2020 and 2029. The Company also had foreign net loss carryforwards of $1.9 million that expire in 2029. In addition, the Company had California state enterprise zone credits of $4.2 million available for use in the tax years 2014 through 2024, and South Carolina tax credits of $1.3 million, which are available for use for tax years 2014 through 2017. These carryforwards are available to offset future taxable income.
A valuation allowance must be provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized, based upon consideration of all positive and negative evidence. Sources of evidence include, among other things, a history of pretax earnings or losses, expectations of future results, tax planning opportunities, and appropriate tax law.
Since the Company has a significant net operating loss carryforward in South Carolina, realization of a benefit from state tax credits is not more likely than not. Therefore a full valuation allowance in the amount of $1.3 million remains in place until such time as the Company determines it is able to either benefit from the credits or they expire.
The first of these tax credits expired in 2013; they will continue to expire through 2017. In 2013, the Company wrote off $0.4 million of expired tax credits which was offset by a release of valuation allowance.
During the third quarter of 2013, the Governor of California signed legislation which significantly changed the California Enterprise Zones ("CA EZ"), effective for tax years beginning on or after January 1, 2014. Under prior law, CA EZ credits had no expiration date; under the newly-enacted law, credits expire after 10 years. The Company currently has a $4.2 million deferred tax asset for California tax credits, net of unrecognized tax benefit. In evaluating the impact of the new tax law, the Company determined that it is more likely than not that the Company will not be able to realize the tax benefit for a portion of the CA EZ credits. Therefore, a valuation allowance was recorded against these credits in the gross amount of $2.6 million.
The net valuation allowance adjustments increased the Company's effective tax rate by 9.3% for the year ended December 28, 2013.
Following is a summary of the change in valuation allowance (in thousands):

	2013	2012	2011
Valuation allowance—beginning of year	$1,692	$1,692	$19,614
Valuation allowance increases (reductions)	2,192	—	(17,922)
Valuation allowance—end of year	$3,884	$1,692	$1,692
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and cities, and Puerto Rico and Canada. The Company has substantially settled all federal income tax matters through 2008, state and local jurisdictions through 2007 and foreign jurisdictions through 2006. The Company could be subject to audits in these jurisdictions for the subsequent years.
Unrecognized tax benefits activity for the fiscal years ending is summarized below (in thousands):

	2013	2012	2011
Unrecognized tax benefit—beginning of year	$2,553	$2,623	$3,595
Additions based on tax positions related to the current year	32	—	—
Additions for tax positions of prior years	22	—	69
Reductions for tax positions of prior years	—	(36)	(218)
Settlements	(65)	—	—
Lapse of statutes of limitations	(66)	(34)	(823)
Unrecognized tax benefit—end of year	$2,476	$2,553	$2,623

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the balance of unrecognized tax benefits at December 28, 2013 and December 29, 2012 are $0.6 million and $2.2 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate.
The Company recognizes accrued interest and penalties (not included in the table above) as a component of income tax expense. For each of the years ended December 28, 2013 and December 29, 2012, the Company recognized less than $0.1 million in interest and penalties. Also at both December 28, 2013 and December 29, 2012, the Company had an accrued interest balance of $0.3 million and accrued penalties of less than $0.1 million.
During the third quarter of 2013, the U. S. Department of the Treasury ("Treasury") released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (the "Code"), regarding the deduction and capitalization of expenditures related to tangible property. Treasury also released proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for the Company's tax year ending December 31, 2014. The Company does not expect to early adopt any of these regulations. Final revenue procedures for certain provisions were released in January 2014. The Company continues to review the regulations and the expected impact on the Company's consolidated financial statements when they are effective.
NOTE 9: EMPLOYEE BENEFIT PLANS
The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee’s contribution up to 5% of the employee’s annual compensation, subject to statutory limitations. The Company’s contributions to the plan were $0.6 million, $0.6 million and $0.5 million for fiscal years 2013, 2012 and 2011, respectively. Plan participants may choose from an array of mutual fund investment options. The plan does not provide for investments in West Marine common stock.
NOTE 10: SEGMENT INFORMATION
The Company historically reported three segments—Stores, Port Supply (wholesale) and direct-to-consumer. In June 2012, the Company hired a new Chief Executive Officer (as the Company's chief operating decision maker or the "CODM") and have since changed the way in which the Company is managed. There have been organizational changes implemented throughout the Company, and the Company has integrated systems and concentrated its strategic focus on omni-channel retailing. In addition, the Company has commingled sales channel payroll expense, inventories, merchandise procurement and distribution networks. As a result of these changes and in view of the change in how the CODM reviews operating results for the purposes of allocating resources and assessing performance, beginning in this fiscal year, the Company is reporting one reportable segment. Revenues from customers are derived from merchandise sales and the Company does not rely on any individual major customers as a source of revenue.
The Company considers its merchandise expansion strategy to be strategically important to the future success of the Company and is providing the following product category information. The Company's merchandise mix over the last three years is reflected in the table below:

	2013	2012	2011
Core boating products	83.5%	84.7%	86.1%
Merchandise expansion products	16.5%	15.3%	13.9%
Total	100.0%	100.0%	100.0%
The Company considers core boating products to be maintenance related products, electronics, sailboat hardware, anchors/docking/moorings, engine systems, safety, electrical, plumbing, boats, outboards, ventilation, deck hardware/fasteners, navigation, trailering, seating/boat covers and barbecues/appliances. The Company considers its merchandise expansion products to be comprised of apparel, footwear, clothing accessories, fishing, watersports, paddlesports, coolers, bikes and cabin/galley.

NOTE 11: STOCKHOLDERS' EQUITY
Stock Repurchase Program
In August 2013, the Company entered into a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to facilitate the repurchase of its shares in accordance with the Company’s existing share repurchase authorization. As previously announced in March 2013, the Company’s Board of Directors approved the repurchase by the Company of up to $10 million of its common stock through open market or privately negotiated transactions.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 10b5-1 Plan allowed the Company’s broker to repurchase common stock on the Company’s behalf pursuant to the terms and limitations specified in the Plan, including to the extent such purchases were permitted pursuant to Regulation M and Rule 10b-18 of the Exchange Act.
The Company repurchased 249,235 shares during the quarter ended December 28, 2013 (which amount does not include 31,731 shares repurchased, but not settled at December 28, 2013), at an aggregate price of approximately $3.3 million and an average price per share of $13.25 under the repurchase plan.
Preferred Stock
As of December 28, 2013 and December 29, 2012, there were no shares of preferred stock outstanding.
Common Stock
The Company is authorized to issue up to 50,000,000 shares of common stock with a par value $0.001 per share.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12: QUARTERLY FINANCIAL DATA
(Unaudited and in thousands, except per share data)
The following quarterly consolidated financial data for each of the first three quarters of the year ended December 28, 2013 and the four quarters of the year ended December 29, 2012 have been revised to reflect the correction of the error described in Note 1. The Company plans to revise its interim financial information for fiscal 2013 when filing subsequent reports on Form 10-Q.

	2013
	First Quarter		Second Quarter
	As Reported	As Revised	As Reported	As Revised
Net revenues	$114,244	$114,244	$236,750	$236,750
Gross profit	24,943	25,314	82,561	87,263
Selling, general and administrative expense	39,881	41,505	44,797	49,613
Income (loss) from operations	(14,935)	(16,188)	37,765	37,651
Net income (loss)	(8,981)	(9,729)	22,309	22,242
Net income (loss) per share:
Basic	$(0.38)	$(0.41)	$0.92	$0.92
Diluted	(0.38)	(0.41)	0.91	0.90
Stock trade price:
High	$13.18	$13.18	$12.43	$12.43
Low	10.61	10.61	11.00	11.00

	2013
	Third Quarter			Fourth Quarter
	As Reported	As Revised
Net revenues	$193,362	$193,362		$118,818
Gross profit	54,850	57,679		21,390
Selling, general and administrative expense	41,725	44,170		40,604
Income (loss) from operations	13,118	13,502		(19,222)
Net income (loss)	6,337	6,524		(11,200)
Net income (loss) per share:
Basic	$0.26	$0.27		$(0.46)
Diluted	0.26	0.26		(0.46)
Stock trade price:
High	$12.30	$12.30		$14.23
Low	10.58	10.58		11.25

	2012
	First Quarter		Second Quarter
	As Reported	As Revised	As Reported	As Revised
Net revenues	$121,468	$121,500	$243,572	$243,619
Gross profit	29,500	31,839	85,853	90,233
Selling, general and administrative expense	39,903	43,387	47,415	51,497
Income (loss) from operations	(10,408)	(11,553)	38,288	38,586
Net income (loss)	(6,247)	(6,920)	22,616	22,793
Net income (loss) per share:
Basic	$(0.27)	$(0.30)	$0.97	$0.98
Diluted	(0.27)	(0.30)	0.95	0.96
Stock trade price:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

High	$13.41	$13.41	$12.41	$12.41
Low	10.35	10.35	9.94	9.94

	2012
	Third Quarter		Fourth Quarter
	As Reported	As Revised	As Reported	As Revised
Net revenues	$191,924	$191,945	$118,287	$118,187
Gross profit	60,296	61,955	22,457	23,491
Selling, general and administrative expense	43,121	44,191	42,398	43,046
Income (loss) from operations	17,171	17,760	(19,881)	(19,495)
Net income (loss)	10,272	10,581	(11,112)	(11,735)
Net income (loss) per share:
Basic	$0.44	$0.45	$(0.47)	$(0.50)
Diluted	0.43	0.44	(0.47)	(0.50)
Stock trade price:
High	$12.22	$12.22	$10.75	$10.75
Low	9.67	9.67	9.39	9.39

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

West Marine’s management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 28, 2013, due to the existence of the material weakness discussed below.

Material Weakness in Internal Control Over Financial Reporting
West Marine’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As described in Management’s Report on Internal Control Over Financial Reporting, contained in Item 8, "Financial Statements and Supplementary Data," of this annual report on Form 10-K, as of December 28, 2013, management has concluded that we have not maintained effective internal control over financial reporting because we have identified a material weakness in internal control over financial reporting related to the application of GAAP for certain cash consideration received from vendors for our "Key Season Program." For more information, please refer to Item 8, "Management's Report on Internal Control Over Financial Reporting," of this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 28, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a result of the material weakness identified by management, we are in the process of implementing the following changes in our internal control over financial reporting that are reasonably likely to materially affect our internal control over financial reporting:

•	Complete a comprehensive analysis of the application of GAAP related to our Key Season Program.

•	Implement improvements and enhance training for key accounting associates related to the underlying processes for recording cash consideration received under our Key Season Program.

Management believes that these efforts are reasonably likely to materially affect our internal control over financial reporting as they are designed to remediate the material weakness. In addition, as we continue to evaluate our disclosure controls and procedures and internal control over financial reporting and take the steps detailed above, we may implement additional measures in the future or otherwise modify the remediation measures described above, if and as we deem necessary or appropriate.

ITEM 9B—OTHER INFORMATION
None.

PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 annual meeting of stockholders.
ITEM 11—EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 annual meeting of stockholders.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 annual meeting of stockholders.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 annual meeting of stockholders.
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 annual meeting of stockholders.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1	Reports of Independent Registered Public Auditing Firm

Consolidated Balance Sheets as of fiscal year-end 2013 and 2012

Consolidated Statements of Income for fiscal years 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for fiscal years 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for fiscal years 2013, 2012 and 2011

Consolidated Statements of Cash Flows for fiscal years 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2	Schedule II Valuation and Qualifying Accounts

3	Exhibits:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In thousands)
Year ended December 28, 2013
Allowance for doubtful accounts	$(277)	$(325)	(1)	$359	(2)	$(243)
Reserve for product sales returns	$(1,129)	$(2,031)	(3)	$1,590	(4)	$(1,570)
Deferred tax valuation allowance	$1,692	$2,552	(5)	$(360)	(6)	$3,884
Year ended December 29, 2012
Allowance for doubtful accounts	$(301)	$(788)	(1)	$812	(2)	$(277)
Reserve for product sales returns	(1,082)	$(1,702)	(3)	$1,655	(4)	$(1,129)
Deferred tax valuation allowance	$1,692	$—		$—		$1,692
Year ended December 31, 2011
Allowance for doubtful accounts	$(431)	$(687)	(1)	$817	(2)	$(301)
Reserve for product sales returns	$(995)	$(1,792)	(3)	$1,705	(4)	$(1,082)
Deferred tax valuation allowance	$19,614	$—		$(17,922)	(6)	$1,692

(1)	Allowance for Doubtful accounts are charged to expenses.

(2)	Represents uncollectible accounts written off against the allowance for doubtful accounts.

(3)	Represents allowance for sales returns estimated at the time revenue is recognized primarily based on historical returns rates and is charged as a reduction to revenue.

(4)	Represents allowance for sales returns written off.

(5)	Represents a valuation allowance against California enterprise zone tax credits for deferred tax allowance.

(6)	Represents release of substantially all valuation allowance except state tax credits.

Exhibit Index

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 6, 2012 and filed on December 11, 2012).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2012).

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

10.2.2*
Amendment Number Two to the West Marine, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 21, 2014 and filed February 27, 2014.

10.2.3*
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

10.2.6*
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

10.2.9*
Form of Notice of Grant of Restricted Stock Award and Restricted Stock Award Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated May 19, 2011 and filed on May 20, 2011).

10.2.10*
Form of Notice of Grant of Time-Vested Restricted Stock Units and Time-Vested Restricted Stock Unit Agreement for Associates (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 21, 2014 and filed on February 27, 2014).

10.2.11*
Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Unit Agreement for Associates (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 21, 2014 and filed on February 27, 2014).

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

Exhibit Number	Exhibit

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

10.10.1*
Separation Agreement, dated as of September 4, 2013, between West Marine, Inc. and Bruce Edwards (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 4, 2013 and filed on September 5, 2013).

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

10.12*	Executive Officer Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 16, 2011 and filed on March 22, 2011).

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets as of December 28, 2013 and December 29, 2012; (ii) the consolidated statements of income for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011; (iii) the consolidated statements of stockholders' equity for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011; (iv) the consolidated statements of comprehensive income for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 and (v) the consolidated statements of cash flows for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 12, 2014	WEST MARINE, INC.

		By:	/s/ MATTHEW L. HYDE
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

Signature Capacity

/s/ MATTHEW L. HYDE
Matthew L. Hyde
President, Chief Executive Officer and Director (Principal Executive Officer)
March 12, 2014

/s/ THOMAS R. MORAN
Thomas R. Moran
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 12, 2014

/s/ RANDOLPH K. REPASS
Randolph K. Repass
Chairman of the Board and Director
March 12, 2014

/s/ DENNIS MADSEN
Dennis Madsen
Director
March 12, 2014

/s/ JAMES F. NORDSTOM, JR.
James F. Nordstrom, Jr.
Director
March 12, 2014

/s/ ROBERT D. OLSEN
Robert D. Olsen
Director
March 12, 2014

/s/ BARBARA L. RAMBO
Barbara L. Rambo
Director
March 12, 2014

/s/ ALICE M. RICHTER
Alice M. Richter
Director
March 12, 2014

/s/ CHRISTIANA SHI
Christiana Shi
Director
March 12, 2014