Form 10-Q
period 2014-03-29
WEST MARINE INC
filed 2014-04-29
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 21, 2014, the number of shares outstanding of the registrant’s common stock was 24,035,816.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 29, 2014, DECEMBER 28, 2013 AND MARCH 30, 2013
(Unaudited and in thousands, except share data)

	March 29, 2014	December 28, 2013	March 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$10,436	$48,408	$22,515
Trade receivables, net	9,287	6,441	8,137
Merchandise inventories	245,179	203,036	237,905
Deferred income taxes	4,388	5,012	5,268
Other current assets	27,881	19,360	26,539
Total current assets	297,171	282,257	300,364
Property and equipment, net	74,939	72,848	59,177
Long-term deferred income taxes	5,574	5,684	7,859
Other assets	3,548	3,454	3,383
TOTAL ASSETS	$381,232	$364,243	$370,783
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,713	$21,986	$46,444
Accrued expenses and other	44,435	37,291	40,618
Total current liabilities	91,148	59,277	87,062
Deferred rent and other	15,653	16,382	14,301
Total liabilities	106,801	75,659	101,363
Commitments and Contingencies - see Note 5
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 24,712,822 shares issued and 24,023,933 shares outstanding at March 29, 2014; 24,625,481 shares issued and 24,296,497 shares outstanding at December 28, 2013; and 24,186,628 shares issued and 24,155,738 shares outstanding at March 30, 2013	25	25	24
Treasury stock	(9,089)	(4,405)	(385)
Additional paid-in capital	204,127	202,622	197,172
Accumulated other comprehensive loss	(524)	(565)	(732)
Retained earnings	79,892	90,907	73,341
Total stockholders’ equity	274,431	288,584	269,420
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$381,232	$364,243	$370,783
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 13 WEEKS ENDED MARCH 29, 2014 AND MARCH 30, 2013
(Unaudited and in thousands, except per share data)

	13 Weeks Ended
	March 29, 2014	March 30, 2013
Net revenues	$113,338	$114,244
Cost of goods sold	88,415	88,930
Gross profit	24,923	25,314
Selling, general and administrative expense	44,041	41,502
Loss from operations	(19,118)	(16,188)
Interest expense	108	109
Loss before income taxes	(19,226)	(16,297)
Income tax benefit	(8,211)	(6,568)
Net loss	$(11,015)	$(9,729)
Net loss per common and common equivalent share:
Basic	$(0.46)	$(0.41)
Diluted	$(0.46)	$(0.41)
Weighted average common and common equivalent shares outstanding:
Basic	24,141	23,948
Diluted	24,141	23,948
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE 13 WEEKS ENDED MARCH 29, 2014 AND MARCH 30, 2013
(Unaudited and in thousands)

	13 Weeks Ended
	March 29, 2014	March 30, 2013
Net loss	$(11,015)	$(9,729)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax of $24 and $0	41	58
Total comprehensive loss	$(10,974)	$(9,671)
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 13 WEEKS ENDED MARCH 29, 2014 AND MARCH 30, 2013
(Unaudited and in thousands)

	13 Weeks Ended
	March 29, 2014	March 30, 2013
OPERATING ACTIVITIES:
Net loss	$(11,015)	$(9,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,055	3,704
Share-based compensation	867	756
Excess tax benefit from share-based compensation	(108)	(626)
Deferred income taxes	(72)	332
Provision for doubtful accounts	(34)	(46)
Lower of cost or market inventory adjustments	1,024	846
Loss on asset disposals	41	103
Changes in assets and liabilities:
Trade receivables	(2,812)	(1,368)
Merchandise inventories	(43,167)	(49,412)
Other current assets	(8,521)	(8,511)
Other assets	(120)	88
Accounts payable	24,803	24,931
Accrued expenses and other	7,236	517
Deferred items and other non-current liabilities	77	17
Net cash used in operating activities	(27,746)	(38,398)
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	5	4,298
Purchases of property and equipment	(6,226)	(2,975)
Net cash provided by (used in) investing activities	(6,221)	1,323
FINANCING ACTIVITIES:
Borrowings on line of credit	427	1,435
Repayments on line of credit	(427)	(1,435)
Proceeds from exercise of stock options	546	2,407
Excess tax benefit from share-based compensation	108	626
Treasury shares acquired	(4,684)	—
Net cash provided by (used in) financing activities	(4,030)	3,033
Effect of exchange rate changes on cash	25	15
NET DECREASE IN CASH	(37,972)	(34,027)
CASH AT BEGINNING OF PERIOD	48,408	56,542
CASH AT END OF PERIOD	$10,436	$22,515
Other cash flow information:
Cash paid for interest	$73	$71
Cash paid for income taxes, net of refunds of $1,391 and $30	(697)	545
Non-cash investing activities
Change in property and equipment additions in accounts payable	(76)	438

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen Weeks Ended March 29, 2014 and March 30, 2013
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly present the financial position at March 29, 2014 and March 30, 2013, and the interim results of operations and cash flows for the 13-week periods then ended, have been included.
The condensed consolidated balance sheet at December 28, 2013 presented herein has been derived from the audited consolidated financial statements of the Company for the year then ended that was included in the Company's Annual Report on Form 10-K for the year ended December 28, 2013 (the “2013 Form 10-K”). These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended December 28, 2013 that were included in the 2013 Form 10-K.
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended December 28, 2013. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended March 29, 2014 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 3, 2015. Historically, the Company's revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
The Company's fiscal year consists of 52  or 53 weeks, ending on the Saturday closest to December 31. The 2014 fiscal year consists of 53 weeks ending on January 3, 2015, and the 2013 fiscal year consisted of 52 weeks ending on December 28, 2013. All quarters of both fiscal years 2013 and 2012 consist of 13 weeks, other than the fourth quarter of 2014, which consists of 14 weeks. All references to years relate to fiscal years rather than calendar years.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company's cash and cash equivalents consist of cash on hand, bank deposits and amounts in transit from banks for customer credit card and debit card transactions and are classified within Level 1 because they are valued using quoted market prices for each period presented: as of March 29, 2014, December 28, 2013 and March 30, 2013 cash balances were $10.4 million, $48.4 million and $22.5 million, respectively.
Reportable Segment
Based upon how the Company's chief executive officer (as the Company's chief operating decision maker) reviews operating results for the purposes of allocating resources and assessing performance, and our strategic focus on omni-channel retailing, the Company has one reportable segment. Revenues from customers are derived from merchandise sales and the Company does not rely on any individual major customers as a source of revenue.

Merchandise Mix
The Company considers its merchandise expansion strategy to be strategically important to the future success of the Company and is providing the following product category information. The Company's merchandise mix for the period ended March 29, 2014 and March 30, 2013 is reflected in the table below:

	13 Weeks Ended
	March 29, 2014	March 30, 2013
Core boating products	82.8%	84.1%
Merchandise expansion products	17.2%	15.9%
Total	100.0%	100.0%
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
Adoption of New and Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board, issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carrtyforward Exists. This guidance requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this guidance were effective as of the beginning of the 2014 fiscal year and did not have a material impact on the Company's financial statements.
Correction of Immaterial Errors
The Company previously reported vendor cash consideration for advertising and other selling expenses as a reduction to selling, general and administrative expense ("SG&A"). During the fourth quarter of 2013, management determined that such vendor cash consideration should have been classified as a reduction of inventory and ultimately as a reduction to cost of goods sold as the related inventory was sold, under the guidance in Accounting Standards Codification ("ASC") 605-50-45-15, Revenue Recognition, Customer Payments and Incentives, Other Presentation Matters, Consideration Is Reimbursement of Costs Incurred by the Customer. The prior period financial statements have also been revised to reflect the correction of certain other previously uncorrected immaterial prior period errors. The Company assessed the materiality of this misstatement on prior periods’ financial statements in accordance with SEC’s Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250, ("ASC 250"), Presentation of Financial Statements, and concluded that the misstatement was not material to any prior annual or interim periods, but the cumulative adjustment necessary to correct the classification would have been material to the year ended December 28, 2013. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the financial statements as of March 30, 2013 and for the 13 weeks ended March 30, 2013, which are presented herein have been revised. The following are selected line items from our financial statements illustrating the effect of the correction :

Condensed Consolidated Balance Sheet
(in thousands)
	March 30, 2013
	As Reported	Adjustment	As Revised
Assets
Merchandise inventories	$243,945	$(6,040)	$237,905
Other current assets	24,871	1,668	26,539
Total current assets	304,736	(4,372)	300,364
Long-term deferred income taxes	7,822	37	7,859
Total assets	375,118	(4,335)	370,783
Liabilities
Accrued expenses and other	41,122	(504)	40,618
Total current liabilities	87,566	(504)	87,062
Deferred rent and other	14,283	18	14,301
Total liabilities	101,849	(486)	101,363
Stockholders' Equity
Accumulated other comprehensive loss	(733)	1	(732)
Retained earnings	77,191	(3,850)	73,341
Total stockholders' equity	273,269	(3,849)	269,420
Total liabilities and stockholders' equity	375,118	(4,335)	370,783

Condensed Consolidated Statement of Operations
(in thousands)
	13 Weeks Ended
	March 30, 2013
	As Reported	Adjustment	As Revised
Cost of goods sold	$89,301	$(371)	$88,930
Gross profit	24,943	371	25,314
Selling, general and administrative expense	39,878	1,624	41,502
Loss from operations	(14,935)	(1,253)	(16,188)
Loss before income taxes	(15,044)	(1,253)	(16,297)
Income tax benefit	(6,063)	(505)	(6,568)
Net loss	(8,981)	(748)	(9,729)
Net loss per common and common equivalent share:
Basic	$(0.38)	$(0.03)	$(0.41)
Diluted	(0.38)	(0.03)	(0.41)

Condensed Consolidated Statement of Comprehensive Loss
(in thousands)
	13 Weeks Ended
	March 30, 2013
	As Reported	Adjustment	As Revised
Net loss	$(8,981)	$(748)	$(9,729)
Total comprehensive loss	(8,923)	(748)	(9,671)

Condensed Consolidated Statement of Cash Flows
(in thousands)
	13 Weeks Ended
	March 30, 2013
	As Reported	Adjustment	As Revised
Net loss	$(8,981)	$(748)	$(9,729)
Tax benefit from equity issuance	621	(621)	—
Changes in assets and liabilities:
Merchandise inventories	(50,459)	1,047	(49,412)
Other current assets	(8,510)	(1)	(8,511)
Other assets	87	1	88
Accounts payable	24,932	(1)	24,931
Accrued expenses and other	194	323	517
Other cash flow information:
Cash paid for interest	92	(21)	71

NOTE 2: INCOME TAXES
The Company calculates its interim income tax provision by estimating the annual effective tax rate and applying that rate to its year-to-date ordinary earnings. The Company's effective income tax rate for the 13-week period ended March 29, 2014 was 42.7%, which resulted in a benefit of $8.2 million, while the effective tax rate for the 13-week period ended March 30, 2013 was 40.3%, which resulted in a benefit of $6.6 million. The increase in the effective tax rate is largely due to changes in Puerto Rico tax rates. The Company continues to maintain a valuation allowance against its California Enterprise Zone credits in the amount of $2.5 million, as well as a $1.3 million valuation allowance against South Carolina state tax credits. The Company continues to monitor and adjust these valuation allowances based on current evaluation of its ability to realize these tax credits.
During the three months ended March 29, 2014, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and cities, and Puerto Rico and Canada. We have substantially settled all federal income tax matters through 2008, as well as all state and foreign jurisdictions through 2007 and 2006 respectively, with the exception of an open audit of California for 2009 and 2010.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.9 million for the 13-week period ended March 29, 2014 and $0.8 million for the 13-week period ended March 30, 2013, the majority of which was recorded as SG&A expense. The tax benefit associated with share-based compensation expense for the 13-week period ended March 29, 2014 was $0.1 million, which was recognized as an excess tax benefit in additional paid-in capital. The tax benefit associated with share-based compensation expense for the 13-week period ended March 30, 2013 was $0.6 million, which was recognized as an excess tax benefit in additional paid-in capital. The Company began a new performance-based restricted stock unit program during the first quarter of 2014. The related compensation expense is included in the share-based compensation amount for the period ended March 29, 2014.
The Manager Share Appreciation Plan ("MSAP") compensation expense for the 13-week period ended March 29, 2014 was minimal. The corresponding liability at March 29, 2014 was $0.1 million. The MSAP compensation expense for the 13-week period ended March 30, 2013 was $0.1 million. The corresponding liability at March 30, 2013 was $0.1 million.
NOTE 4: COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity. The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments for all periods presented.
NOTE 5: CONTINGENCIES
The Company is party to various legal and administrative proceedings, claims, product recalls, litigation and regulatory compliance audits arising from normal business activities. Additionally, many of these proceedings and audits raise complex factual and legal issues and are subject to uncertainties. The Company cannot predict with assurance the outcome of these matters.

Accordingly, material adverse developments, settlements, or resolutions may occur and negatively impact results in the quarter and/or fiscal year in which such developments, settlements, or resolutions are reached.
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
NOTE 6: NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase less than 0.1 million and approximately 0.5 million shares of common stock that were outstanding for the quarters ended March 29, 2014 and March 30, 2013, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	March 29, 2014		March 30, 2013
	Shares	Net Loss Per Share	Shares	Net Loss Per Share
Basic	24,141	$(0.46)	23,948	$(0.41)
Effect of dilutive stock options	—	—	—	—
Diluted	24,141	$(0.46)	23,948	$(0.41)

NOTE 7: STOCK REPURCHASE PROGRAM
As previously announced in March 2013, the Company’s Board of Directors approved the repurchase by the Company of up to $10 million of its common stock through open market or privately negotiated transactions. On August 15, 2013, the Company entered into a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to facilitate the repurchase of its shares in accordance with the Company’s share repurchase authorization.
The 10b5-1 Plan allowed the Company’s broker to repurchase common stock on the Company’s behalf pursuant to the terms and limitations specified in the 10b5-1 Plan, including to the extent such purchases are permitted pursuant to Regulation M and Rule 10b-18 under the Exchange Act. The 10b5-1 Plan terminated in accordance with its terms on February 14, 2014. The Company may enter into similar plans in the future to further implement the share repurchase program.
For the three months ended March, 29, 2014, the Company had repurchased 359,905 shares in the aggregate for a total purchase price of approximately $4.8 million and an average price per share of $13.45. The shares repurchased during the period include 31,731 shares that were repurchased, but had not settled at December 28, 2013.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2013 (the “2013 Form 10-K”). All references to the first quarter of 2014 mean the 13-week period ended March 29, 2014, and all references to the first quarter of 2013 mean the 13-week period ended March 30, 2013. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.
Overview
West Marine was founded in 1968 by a sailor and has grown to become the largest omni-channel specialty retailer exclusively offering boating supplies, gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water. With 286 stores located in 38 states, Puerto Rico and Canada as of the end of the first quarter of 2014 and an eCommerce website reaching domestic and international customers, we are recognized as the dominant waterlife outfitter for cruisers, sailors, anglers and paddle sports enthusiasts. We strive to provide exceptional customer experiences and offer the convenience of omni-channel shopping. In support of our omni-channel business strategy, we will continue our current focus on growing revenues from core boating products and accelerating our investment in our three growth strategies.
Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations (including valuation adjustments and capitalization of indirect costs), vendor allowances receivable, costs associated with exit activities, impairment of long-lived assets, income taxes, liabilities for self-insurance or high-deductible losses, and share-based compensation. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2013 Form 10-K. The following discussion and analysis should be read in conjunction with such description of critical accounting policies and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.
Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended
	March 29, 2014	March 30, 2013
Net revenues	100.0%	100.0%
Cost of goods sold	78.0	77.8
Gross profit	22.0	22.2
Selling, general and administrative expense	38.9	36.4
Loss from operations	(16.9)	(14.2)
Interest expense	0.1	0.1
Loss before income taxes	(17.0)	(14.3)
Income tax benefit	(7.3)	(5.8)
Net loss	(9.7)%	(8.5)%

Thirteen Weeks Ended March 29, 2014 Compared to Thirteen Weeks Ended March 30, 2013
Net revenues for the first quarter of 2014 were $113.3 million, a decrease of $0.9 million, or 0.8%, compared to net revenues of $114.2 million in the first quarter in 2013. Comparable store sales decreased 1.7%. The lower sales resulted from another cold Spring this year, particularly in the Northeast and Great Lakes regions of the country. Core products, which represented 82.8% of our total sales and tend to be dependent upon boat-usage, were down 1.8% during the first quarter as compared to the same period last year. During the first quarter last year, core products represented 84.1% of total sales.
As compared to the same period last year, we saw positive sales growth from our three key strategies: eCommerce; merchandise expansion; and store optimization. Our eCommerce sales increased by 0.9% and represented 8.2% of our first quarter revenues, as compared to 8.0% last year. We believe the initial transition to our eCommerce platform negatively impacted eCommerce results in the first quarter of 2014. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) grew by 7.6%. Merchandise expansion products represented 17.2% of our first quarter total sales, as compared to 15.9% last year. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets, where we have moved to a larger format store from multiple, smaller locations, were up $8.9 million, or 26.3%, during the quarter.
We experienced increased sales to wholesale customers for the first quarter, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. We had 286 company-operated stores open at the end of the first quarter of 2014, compared to 296 company-operated stores and five franchised stores at the end of the first quarter of 2013. While store count declined by 3.4% year-over-year, selling square footage increased by 1.4%.
Gross profit decreased by $0.4 million, or 1.5%, to $24.9 million in the first quarter of 2014, compared to $25.3 million for the same period last year. Gross profit decreased as a percentage of net revenues to 22.0% in the first quarter of 2014, compared to 22.2% for the same period last year. This was driven by higher occupancy expense, which increased 0.8% given moderate rent increases and lower revenues during the quarter. This was partially offset by a 0.6% increase as a percentage revenues in raw product margins.
Selling, general and administrative expense ("SG&A") was $44.0 million, an increase of $2.5 million, or 6.1%, compared to $41.5 million for the same period last year. SG&A increased as a percentage of net revenues to 38.9% in the first quarter of 2014, compared to 36.4% for the same period last year. The primary driver of the higher SG&A was $1.3 million associated with our biannual West Marine University sales training conference and an $0.8 million increase in support expense related to our key growth strategies, which primarily consisted of investments in information technology and our eCommerce website.
Net loss for the 13-week period ended March 29, 2014 was $11.0 million, a $1.3 million increase when compared to the same period last year. Our effective income tax rate for the 13-week period ended March 29, 2014 was 42.7%, which resulted in a benefit of $8.2 million, while the effective tax rate for the 13-week period ended March 30, 2013 was 40.3%, which resulted in a benefit of $6.6 million. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary.
Liquidity and Capital Resources
We ended the first quarter of 2014 with $10.4 million of cash, compared to $22.5 million at the end of the first quarter of 2013. Working capital (the excess of current assets over current liabilities) decreased to $206.0 million at the end of the first quarter of 2014, compared to $213.3 million last year. The decrease in working capital primarily was attributable to lower cash as we executed our stock repurchase plan.
Operating Activities
During the first three months of 2014, net cash used in operating activities was $27.7 million, compared to $38.4 million of cash used in operating activities during the same period last year. The decrease in cash used in operating activities year-over-year primarily was due to changes in merchandise inventories and higher accrued expenses. A key driver for the increase in our merchandise inventories is the seasonal nature of our business, as we ramp up for our busy season period of April through May. Additionally, the increase in accrued expenses was primarily due to accruals related to our store optimization and revitalization projects.
Investing Activities
Net cash used in investing activities was $6.2 million for the first three months of 2014, compared to net cash provided of $1.3 million for the first three months of 2013. The increase in cash used in investing activities year-over-year primarily was due to cash used for investment in our key growth strategies, including investment in our information technology infrastructure.
We spent $6.2 million on capital expenditures during the first three months of 2014, which was a $3.2 million increase compared to the same period in the prior year. During the first three months of 2014, we did not open any stores compared to opening one large-format store during the first three months of 2013. During the remaining nine months of 2014, we expect to spend an additional $25.8 million on capital expenditures, mainly for our store optimization program, which includes the revitalization of existing locations in addition to store consolidations. We will continue to invest in eCommerce and network infrastructure, but at a slower pace than in 2013, when the bulk of the web re-platform work was completed. Additionally, in the first three months of 2013, there was an increase in cash provided by investing activities due to cash received from the sale of the Ft. Lauderdale property.
Financing Activities
Net cash used in financing activities was $4.0 million for the first three months of 2014, mostly attributable to stock repurchases and partially offset by proceeds from the exercise of stock options. For the first three months of 2013, net cash provided by financing activities was $3.0 million mostly attributable to proceeds from the exercise of stock options.
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% and 1.0% and for option (2) above is between 1.5% and 2.0%. The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For first quarter of 2014 and 2013, the weighted-average interest rate on all of our outstanding borrowings was 3.8% and 3.8%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of March 29, 2014, we were in compliance with the covenants under our loan agreement, had no amounts outstanding under our revolving credit facility and $115.4 million available for future borrowings.
We may borrow against the aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at March 29, 2014 and December 28, 2013 and March 30, 2013. Our borrowing base at the periods then ended consisted of the following (in millions):

	March 29, 2014	December 28, 2013	March 30, 2013
Accounts receivable availability	$9.0	$5.1	$8.1
Inventory availability	175.1	115.6	168.2
Less: reserves	(6.5)	(6.0)	(5.3)
Less: minimum availability	(17.8)	(11.5)	(17.1)
Less: suppressed availability	(39.8)	—	(33.9)
Total borrowing base	$120.0	$103.2	$120.0
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$—	$(0.2)	$—
Outstanding letters of credit	4.6	4.6	5.5
Total obligations	$4.6	$4.4	$5.5

Accordingly, our availability as of March 29, 2014, December 28, 2013 and March 30, 2013, respectively, was (in millions):
Total borrowing base	$120.0	$103.2	$120.0
Less: obligations	(4.6)	(4.4)	(5.5)
Total availability	$115.4	$98.8	$114.5

Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 29, 2014, we are not involved in any unconsolidated special purpose entities or variable interest entities.
Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2, “Properties” and Note 7 to our consolidated financial statements in the 2013 Form 10-K.
Seasonality
Historically, our business has been highly seasonal. In 2013, approximately 65% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.
Business Trends
Our 2013 financial results represented a challenging year, with a total sales decline of 1.8% and comparable store sales declining by 1.8%. We believe our lower sales results during the first half of the year were primarily driven by unusually cold, rainy and windy weather in many of our markets which, in turn, drove a reduction in boat usage, and in certain seasonal markets, caused some customers to entirely forgo typical Spring commissioning of their boats. During the second half of 2013, we experienced a modest recovery in our sales trends, as somewhat better weather conditions returned in many of our markets, which, in turn, led to improved boat usage and sales in our core categories.
We also believe that there are fundamental trends continuing to emerge in our industry that are affecting our customers and their purchase patterns. These trends reinforce our realization that the core boat parts and accessories business is not going to be sufficient to meet our performance goals of achieving steady, profitable growth. We believe that we can accomplish our goals by accelerating the execution of our growth strategies to reposition West Marine as a broader waterlife outfitter, as well as, the leading boat parts specialty retailer. This repositioning will expand our potential market and is expected to reduce our dependence on weather.
Our key growth strategies, including our 15/50 plan, have delivered encouraging early results, but they remain a relatively small part of our business. As we continue to test and learn, our confidence in these strategies has increased, and we will continue to invest in them during 2014. Prior year results for these strategies were:

•
eCommerce: Sales which originated in our direct-to-consumer channel grew by 15.7% during 2013, which was much higher than the 4.7% growth we experienced in 2012. These sales represented 7.6% of total sales in 2013, up from 6.5% for the corresponding period in 2012. Our three to five-year goal is for eCommerce to represent 15% of sales.

•
Store optimization: Up through 2013, our efforts at store optimization focused on store consolidation ,evolving to having fewer, larger stores with broader selection, improved shopping experience, and anticipated improved store economics. We expect this activity to continue for the next two to three years. During 2013, we began testing a new element of store optimization, which is “revitalization” of stores where we currently have suitable store footprints and locations. These projects are intended to increase sales by bringing new store design elements featuring an expanded merchandise and an improved shopping experience to a broader and more diverse group of potential customers. In 2013, 35% of our total sales came through optimized stores. Our three to five year goal is to deliver 50% of our total sales through optimized stores.

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
Given the early success of our growth strategies and the need to drive them at a faster pace in order to reposition our business , our financial plans for 2014 reflect the investment of significant resources in support of our key growth strategies, including $30 to $34 million of capital investments for the year. Approximately half of these investments are targeted toward our expanded store optimization program, which will include approximately 12 store consolidation projects and 20 store revitalizations. We will direct approximately 35% of our capital investments to deliver further improvements to our eCommerce website and to continue to upgrade our information technology infrastructure. Both the eCommerce and store optimization strategies will allow us to continue to increase sales in our merchandise expansion strategy.
In addition to the capital expenditures impact, our profit and cash flow expectations for 2014 also reflect incremental investments in activities directed toward furthering our growth strategies. These strategies and investments in them support our fully realizing an omni-channel retail model, designed to provide a seamless customer experience across all shopping channels, and better position us to deliver incremental sales and operating margin improvement, both in the short and long term.
During the first quarter of 2014, we experienced sales that were below expectations. However, based on regional trend differences, we believe this softness was largely weather-related. In areas with more favorable weather, we have been seeing better sales trends. It is still early in the season for us, and most of our major 2014 sales drivers are just now taking effect. With a return to normal weather, we believe we can deliver expected results. Given the sales softness thus far, we are managing expenses and merchandise inventories, yet we remain committed to investing in our growth strategies to reposition the business.
For more information see the "Overview," “Fiscal 2013 Compared with Fiscal 2012 - Revenues,” and "Business Trends" discussions in "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2013 Form 10-K.
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
Forward-Looking Statements
All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, expectations related to our earnings, growth and profitability, statements that relate to West Marine's future plans, expectations and objectives; expectations and projections with respect to our ability to appropriately invest in, and execute on, our strategic growth strategies, including our ability to: improve our Direct-to-Consumer business, including our eCommerce website; experience increased sales from expanded merchandise assortments; continue to successfully execute our store optimization strategy; continue to invest in our technology infrastructure, inventory, maintain in-stock levels and improve financial performance; increase sales through all sales channels and control operating expenses in a challenging environment; as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.
West Marine's operations could be adversely affected if the current soft economic conditions and the decreased spending in the boating industry continues or worsens, if fuel prices were to increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our operating results in the future include the risk factors set forth in the 2013 Form 10-K, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
Adoption of New and Recently Issued Accounting Pronouncements
Please see Note 1 to our condensed consolidated financial statements in this report for a discussion of our adoption of a new and recently-issued accounting pronouncement.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not undertake any specific actions to diminish our exposure to interest rate or currency rate risk, and we are not a party to any interest rate or currency rate risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in the 2013 Form 10-K.
At the end of the first quarter ended March 29, 2014, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. The Company has up to $120.0 million in borrowing capacity. There are various interest rate options available, as described above.
Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.6 million over the next year.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

West Marine’s management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 29, 2014, due to the existence of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with preparing our Annual Report on Form 10-K for the year ended December 28, 2013, we identified a material weakness in internal control over financial reporting that continues to exist as of March 29, 2014. The material weakness relates to the application of generally accepted accounting principles in the United States ("GAAP") related to certain cash consideration received from vendors under our "Key Season Program." We offer our vendors the option of participating in our “Key Season Program,” in which the participating vendor provides cash consideration to West Marine that is not directly connected to the purchase of product for resale, but is intended to offset certain advertising expenditures. The Key Season Program includes, but is not limited to, direct mail advertising (circulars, flyers, catalogs, and promotional literature), email advertising, wholesale (Port Supply) advertising, in-store product placement (endcaps and floorstacks), vendor-specific product training for our associates, and inclusion in regional marketing campaigns.

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

Despite the existence of this material weakness and in light of the remedial measures discussed below, management concludes that the financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation Efforts Related to Material Weakness

We are in the process of performing the following remediation activities:

•	A comprehensive analysis of the application of GAAP related to our Key Season Program.

•	Improve and enhance training for key accounting associates related to the underlying processes for recording cash consideration received under our Key Season Program.

We consider the remediation efforts for the material weakness in our internal control over financial reporting to be a significant priority for us. We have taken immediate action and implemented the changes in our controls outlined above. In addition, as we continue to evaluate our disclosure controls and procedures and internal control over financial reporting, we may implement additional measures in the future or otherwise modify the remedial measures described above, if and as we deem necessary or appropriate.

Changes in Internal Control Over Financial Reporting

The changes in our internal control over financial reporting described under "Remediation Efforts Related to Material Weakness" have occurred during the quarter ended March 29, 2014 and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For any claim, regulatory compliance audits, legal or administrative proceedings where we have determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For any such matters where a loss is reasonably possible, the range of estimated loss is not material individually and in aggregate. There has been no material change in any of the matters referenced in Item 3 of the 2013 Form 10-K, and no new matters have commenced since the filing of the 2013 Form 10-K that would be required to be disclosed. For more information, see Item 3, “Legal Proceedings” in the 2013 Form 10-K.
ITEM 1A – RISK FACTORS
We have included in Part I, Item 1A of the 2013 Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As previously reported, West Marine's Board of Directors approved a $10 million share repurchase program on March 2013. We repurchased 328,174 shares during the quarter ended March 29, 2014 (which amount does not include 31,731 shares repurchased, but not settled at December 28, 2013 and which shares were repurchased at an average price per share of $14.08), at an aggregate cost of $4.4 million and an average price per share of $13.39 under the repurchase plan. Please refer to Note 7 to our condensed consolidated financial statements in this report for more information regarding the share repurchase program.
Any further repurchases may be made from time to time in the open market, in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The program does not obligate West Marine to acquire any additional common stock and the program may be suspended at any time at our discretion.
The following table presents details of our share repurchase transactions during the three months ended March 29, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
December 29 - January 25	186,649	$13.63	218,380	$3,158,342
January 26 - February 22	141,525	$13.07	359,905	$1,309,295
February 23 - March 29	—	$—	359,905	$1,309,295
Total	328,174	$13.39	359,905	$1,309,295

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURE
None.
ITEM 5 – OTHER INFORMATION
On March 27, 2014, our Board of Directors, upon the recommendation of our Compensation and Leadership Development Committee, approved the West Marine, Inc. Amended and Restated Omnibus Equity Incentive Plan. The amended and restated plan incorporates Amendment Number One and Amendment Number Two to our equity incentive plan and includes other ministerial changes. A copy of the amended and restated plan is being filed with this report as Exhibit 10.4.

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

10.1*
Amendment Number Two to the West Marine, Inc. Omnibus Equity Incentive Plan (incorporated by reference to
Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 21, 2014 and filed February 27,
2014).

10.2*
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

10.4*	Amended and Restated Omnibus Equity Incentive Plan.

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Non-Employee Directors.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of March 29, 2014, December 28, 2013 and March 30, 2013; (ii) the condensed consolidated statements of operations for the 13 weeks ended March 29, 2014 and March 30, 2013; (iii) the condensed consolidated statements of comprehensive loss for the 13 weeks ended March 29, 2014 and March 30, 2013; and (iv) the condensed consolidated statements of cash flows for the 13 weeks ended March 29, 2014 and March 30, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 29, 2014	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer