Form 10-Q
period 2014-06-28
WEST MARINE INC
filed 2014-07-29
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014
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
At July 21, 2014, the number of shares outstanding of the registrant’s common stock was 24,303,763.

		Page No.

PART I – Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 28, 2014, December 28, 2013 and June 29, 2013	3

	Condensed Consolidated Statements of Income for the 13 weeks ended June 28, 2014 and June 29, 2013 and the 26 weeks ended June 28, 2014 and June 29, 2013	4

	Condensed Consolidated Statements of Comprehensive Income for the 13 weeks ended June 28, 2014 and June 29, 2013 and the 26 weeks ended June 28, 2014 and June 29, 2013	5

	Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 28, 2014 and June 29, 2013	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosure	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 28, 2014, DECEMBER 28, 2013 AND JUNE 29, 2013
(Unaudited and in thousands, except share data)

	June 28, 2014	December 28, 2013	June 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$38,934	$48,408	$45,773
Trade receivables, net	10,970	6,441	10,008
Merchandise inventories	243,588	203,036	237,100
Deferred income taxes	4,276	5,012	5,292
Other current assets	22,149	19,360	23,533
Total current assets	319,917	282,257	321,706
Property and equipment, net	79,595	72,848	65,663
Long-term deferred income taxes	4,829	5,684	7,910
Other assets	3,595	3,454	3,381
TOTAL ASSETS	$407,936	$364,243	$398,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,242	$21,986	$43,259
Accrued expenses and other	46,988	37,291	45,508
Total current liabilities	97,230	59,277	88,767
Deferred rent and other	16,020	16,382	16,521
Total liabilities	113,250	75,659	105,288
Commitments and Contingencies - see Note 5
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 25,004,808 shares issued and 24,315,919 shares outstanding at June 28, 2014; 24,625,481 shares issued and 24,296,497 shares outstanding at December 28, 2013; and 24,387,175 shares issued and 24,356,285 shares outstanding at June 29, 2013	25	25	24
Treasury stock	(9,128)	(4,405)	(385)
Additional paid-in capital	206,149	202,622	198,812
Accumulated other comprehensive loss	(556)	(565)	(662)
Retained earnings	98,196	90,907	95,583
Total stockholders’ equity	294,686	288,584	293,372
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$407,936	$364,243	$398,660
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 13 WEEKS AND 26 WEEKS ENDED JUNE 28, 2014 AND JUNE 29, 2013
(Unaudited and in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues	$236,483	$236,750	$349,821	$350,994
Cost of goods sold	154,205	149,487	242,620	238,417
Gross profit	82,278	87,263	107,201	112,577
Selling, general and administrative expense	49,715	49,612	93,756	91,114
Income from operations	32,563	37,651	13,445	21,463
Interest expense	115	114	223	223
Income before income taxes	32,448	37,537	13,222	21,240
Provision for income taxes	14,144	15,295	5,933	8,727
Net income	$18,304	$22,242	$7,289	$12,513
Net income per common and common equivalent share:
Basic	$0.76	$0.92	$0.30	$0.52
Diluted	$0.75	$0.90	$0.30	$0.51
Weighted average common and common equivalent shares outstanding:
Basic	24,142	24,248	24,141	24,098
Diluted	24,314	24,587	24,418	24,476
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE 13 WEEKS AND 26 WEEKS ENDED JUNE 28, 2014 AND JUNE 29, 2013
(Unaudited and in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$18,304	$22,242	$7,289	$12,513
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax of $(19), $0, $5 and $0	(32)	70	9	129
Total comprehensive income	$18,272	$22,312	$7,298	$12,642
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 26 WEEKS ENDED JUNE 28, 2014 AND JUNE 29, 2013
(Unaudited and in thousands)

	26 Weeks Ended
	June 28, 2014	June 29, 2013
OPERATING ACTIVITIES:
Net income	$7,289	$12,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,683	7,446
Share-based compensation	1,803	1,659
Excess tax benefit from share-based compensation	(225)	(841)
Deferred income taxes	479	1,159
Provision for doubtful accounts	71	39
Lower of cost or market inventory adjustments	1,263	880
Loss on asset disposals	220	104
Changes in assets and liabilities:
Trade receivables	(4,600)	(3,324)
Merchandise inventories	(41,815)	(48,641)
Other current assets	(2,789)	(5,505)
Other assets	(228)	98
Accounts payable	28,717	23,698
Accrued expenses and other	9,795	5,313
Deferred items and other non-current liabilities	750	1,335
Net cash provided by (used in) operating activities	9,413	(4,067)
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	20	4,311
Purchases of property and equipment	(16,032)	(15,133)
Net cash used in investing activities	(16,012)	(10,822)
FINANCING ACTIVITIES:
Borrowings on line of credit	1,165	2,810
Repayments on line of credit	(1,165)	(2,810)
Proceeds from exercise of stock options	1,308	2,855
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	318	383
Excess tax benefit from share-based compensation	225	841
Treasury shares acquired	(4,723)	—
Net cash provided by (used in) financing activities	(2,872)	4,079
Effect of exchange rate changes on cash	(3)	41
NET DECREASE IN CASH	(9,474)	(10,769)
CASH AT BEGINNING OF PERIOD	48,408	56,542
CASH AT END OF PERIOD	$38,934	$45,773
Other cash flow information:
Cash paid for interest	$148	$146
Cash paid for income taxes, net of refunds of $1,391 and $30	(528)	579
Non-cash investing activities
Change in property and equipment additions in accounts payable	(461)	(1,514)

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Twenty-six Weeks Ended June 28, 2014 and June 29, 2013
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly state the financial position at June 28, 2014 and June 29, 2013, and the interim results of operations for the 13-week and 26-week periods then ended and cash flows for the 26-week periods then ended, have been included.
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
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended December 28, 2013. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 26-week periods ended June 28, 2014 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 3, 2015. Historically, the Company's revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
The Company's fiscal year consists of 52  or 53 weeks, ending on the Saturday closest to December 31. The 2014 fiscal year consists of 53 weeks ending on January 3, 2015, and the 2013 fiscal year consisted of 52 weeks ending on December 28, 2013. All quarters of both fiscal years 2014 and 2013 consist of 13 weeks, other than the fourth quarter of 2014, which consists of 14 weeks. All references to years relate to fiscal years rather than calendar years.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 28, 2014, there were no financial instruments which require disclosure under the fair value hierarchy. The Company's cash and cash equivalents consist of cash on hand, bank deposits and amounts in transit from banks for customer credit card and debit card transactions. As of June 28, 2014, December 28, 2013 and June 29, 2013 cash balances were $38.9 million, $48.4 million and $45.8 million, respectively.
Reportable Segment
Based upon how the Company's chief executive officer (as the Company's chief operating decision maker) reviews operating results for the purposes of allocating resources and assessing performance, and our strategic focus on omni-channel retailing, the Company has one reportable segment. Revenues from customers are derived from merchandise sales and the Company does not rely on any individual major customer as a source of revenue.

Merchandise Mix
The Company considers its merchandise expansion strategy to be strategically important to the future success of the Company and is providing the following product category information. The Company's merchandise mix for the period ended June 28, 2014 and June 29, 2013 is reflected in the table below:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Core boating products	82.7%	84.8%	82.7%	84.6%
Merchandise expansion products	17.3%	15.2%	17.3%	15.4%
Total	100.0%	100.0%	100.0%	100.0%
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
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides a narrower definition of discontinued operations than under existing GAAP. The new guidance requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2014-08 to have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016 with early application not permitted. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2014-09 to have a material impact on the Company's consolidated financial statements.
Correction of Immaterial Errors
The Company previously reported vendor cash consideration for advertising and other selling expenses as a reduction to selling, general and administrative expense ("SG&A"). During the fourth quarter of 2013, management determined that such vendor cash consideration should have been classified as a reduction of inventory and ultimately as a reduction to cost of goods sold as the related inventory was sold, under the guidance in Accounting Standards Codification ("ASC") 605-50-45-15, Revenue Recognition, Customer Payments and Incentives, Other Presentation Matters, Consideration Is Reimbursement of Costs Incurred by the Customer. The prior period financial statements have also been revised to reflect the correction of certain other previously uncorrected immaterial prior period errors. The Company assessed the materiality of this misstatement on prior periods’ financial statements in accordance with SEC’s Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250 ("ASC 250"), Presentation of Financial Statements, and concluded that the misstatement was not material to any prior annual or interim periods, but the cumulative adjustment necessary to correct the classification would have been material to the year ended December 28, 2013. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the financial statements as of June 29, 2013 and for the 13 weeks and 26 weeks ended June 29, 2013, which are presented herein have been revised. The following are selected line items from our financial statements illustrating the effect of the correction :

Condensed Consolidated Balance Sheet
(in thousands)
	June 29, 2013
	As Reported	Adjustment	As Revised
Assets
Merchandise inventories	243,083	$(5,983)	237,100
Other current assets	21,896	1,637	23,533
Total current assets	326,052	(4,346)	321,706
Long-term deferred income taxes	7,873	37	7,910
Total assets	402,969	(4,309)	398,660
Liabilities
Accrued expenses and other	45,919	(411)	45,508
Total current liabilities	89,178	(411)	88,767
Deferred rent and other	16,502	19	16,521
Total liabilities	105,680	(392)	105,288
Stockholders' Equity
Retained earnings	99,500	(3,917)	95,583
Total stockholders' equity	297,289	(3,917)	293,372
Total liabilities and stockholders' equity	402,969	(4,309)	398,660

Condensed Consolidated Statement of Income
(in thousands)
	13 Weeks Ended			26 Weeks Ended
	June 29, 2013			June 29, 2013
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of goods sold	$154,189	$(4,702)	$149,487	$243,490	$(5,073)	$238,417
Gross profit	82,561	4,702	87,263	107,504	5,073	112,577
Selling, general and administrative expense	44,796	4,816	49,612	84,674	6,440	91,114
Income from operations	37,765	(114)	37,651	22,830	(1,367)	21,463
Income before income taxes	37,651	(114)	37,537	22,607	(1,367)	21,240
Provision for income taxes	15,342	(47)	15,295	9,279	(552)	8,727
Net income	22,309	(67)	22,242	13,328	(815)	12,513
Net income per common and common equivalent share:
Basic	$0.92	$—	$0.92	$0.55	$(0.03)	$0.52
Diluted	0.91	(0.01)	0.90	0.54	(0.03)	0.51

Condensed Consolidated Statement of Comprehensive Income
(in thousands)
	13 Weeks Ended			26 Weeks Ended
	June 29, 2013			June 29, 2013
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net income	$22,309	$(67)	$22,242	$13,328	$(815)	$12,513
Total comprehensive income	22,379	(67)	22,312	13,457	(815)	12,642

Condensed Consolidated Statement of Cash Flows
(in thousands)
	26 Weeks Ended
	June 29, 2013
	As Reported	Adjustment	As Revised
Net income	$13,328	$(815)	$12,513
Tax benefit from equity issuance	527	(527)	—
Deferred income taxes	1,158	1	1,159
Changes in assets and liabilities:
Merchandise inventories	(49,631)	990	(48,641)
Other current assets	(5,535)	30	(5,505)
Accounts payable	23,699	(1)	23,698
Accrued expenses and other	4,991	322	5,313

NOTE 2: INCOME TAXES
The Company calculates its interim income tax provision by estimating the annual effective tax rate and applying that rate to its year-to-date ordinary earnings. The Company's effective income tax rate for the 13-week period ended June 28, 2014 was 43.6%, which resulted in a provision of $14.1 million, while the effective tax rate of the 13-week period ended June 29, 2013 was 40.7%, which resulted in a provision of $15.3 million. The Company's effective income tax rate for the 26-week period ended June 28, 2014 was 44.9%, which resulted in a provision of $5.9 million, while the effective tax rate for the 26-week period ended June 29, 2013 was 41.1%, which resulted in a provision of $8.7 million. The increase in the effective tax rate is largely due to changes in Puerto Rico tax rates.
The Company continues to maintain a valuation allowance against its California Enterprise Zone ("CA EZ") credits in the amount of $4.2 million, in addition to a $1.3 million valuation allowance against South Carolina state tax credits. The Company continues to monitor and adjust these valuation allowances based on current evaluation of its ability to realize these tax credits.
During the second quarter of 2014, the Company favorably settled an audit from the State of California for the years 2009 through 2010. The result of the audit settlement was the release of a $1.5 million reserve for uncertain tax benefits against the CA EZ credits. The Company placed an additional $1.7 million valuation on these credits.
During the three months ended June 28, 2014, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.
The Company files income tax returns in the U.S. federal jurisdiction, various states and cities, and Puerto Rico and Canada. The Company has substantially settled all federal income tax matters through 2008, as well as all state and foreign jurisdictions through 2007 and 2006, respectively, with the exception of an open audit of Michigan for the years 2009 through 2011.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.9 million for the 13-week period ended June 28, 2014 and $0.9 million for the 13-week period ended June 29, 2013, the majority of which was recorded as SG&A expense. The Company recognized share-based compensation expense of $1.8 million for the 26-week period ended June 28, 2014 and $1.7 million for the 26-week period ended June 29, 2013, the majority of which was recorded as SG&A expense. The tax benefits associated with share-based compensation expense for the 13-week and 26-week periods ended June 28, 2014 were $0.1 million and $0.2 million, respectively, which were recognized as excess tax benefits in additional paid-in capital. The tax benefit associated with share-based compensation expense for the 13-week and 26-week periods ended June 29, 2013 were $0.2 million and $0.8 million, respectively, which were recognized as excess tax benefits in additional paid-in capital. The Company began a new performance-based restricted stock unit program during the first quarter of 2014. The related compensation expense is included in the share-based compensation amount for the period ended June 28, 2014.
The Manager Share Appreciation Plan ("MSAP") compensation expense for the 13-week and 26-week periods ended June 28, 2014 was minimal. The corresponding liability at June 28, 2014 was $0.1 million. The MSAP compensation expense for the 13-week and 26-week periods ended June 29, 2013 was minimal and $0.1 million, respectively. The corresponding liability at June 29, 2013 was $0.1 million.
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
NOTE 6: NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.8 million and 0.3 million shares of common stock that were outstanding for the quarters ended June 28, 2014 and June 29, 2013, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 0.3 million and 0.3 million shares of common stock that were outstanding for the first 26-weeks ended June 28, 2014 and June 29, 2013, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (in thousands):

	13 Weeks Ended
	June 28, 2014		June 29, 2013
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,142	$0.76	24,248	$0.92
Effect of dilutive stock options	172	(0.01)	339	(0.02)
Diluted	24,314	$0.75	24,587	$0.90

	26 Weeks Ended
	June 28, 2014		June 29, 2013
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,141	$0.30	24,098	$0.52
Effect of dilutive stock options	277	—	378	(0.01)
Diluted	24,418	$0.30	24,476	$0.51

NOTE 7: STOCK REPURCHASE PROGRAM
As previously announced in March 2013, the Company’s Board of Directors approved the repurchase by the Company of up to $10 million of its common stock through open market or privately negotiated transactions. For the three months ended June 28, 2014, the Company did not repurchase any shares. For the six months ended June 28, 2014, the Company had repurchased 359,905 shares in the aggregate for a total purchase price of approximately $4.8 million and an average price per share of $13.45. The shares repurchased during this period included 31,731 shares that were repurchased, but had not settled at December 28, 2013.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2013 (the “2013 Form 10-K”), as supplemented in Part II, Item 1A of this report. All references to the second quarter and the first six months of 2014 mean the 13-week and 26-week periods ended June 28, 2014, respectively, and all references to the second quarter and the six months of 2013 mean the 13-week and 26-week periods ended June 29, 2013, respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.
Overview
West Marine was founded in 1968 by a sailor and has grown to become the largest omni-channel specialty retailer exclusively offering boating supplies, gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water. With 282 stores located in 38 states, Puerto Rico and Canada as of the end of the second quarter of 2014 and an eCommerce website reaching domestic and international customers, we are recognized as the dominant waterlife outfitter for cruisers, sailors, anglers and paddle sports enthusiasts. We strive to provide exceptional customer experiences and offer the convenience of omni-channel shopping. In support of our omni-channel business strategy, we will continue our current focus on growing revenues from core boating products and accelerating our investment in our three growth strategies.
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
Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.2	63.1	69.4	67.9
Gross profit	34.8	36.9	30.6	32.1
Selling, general and administrative expense	21.0	21.0	26.8	26.0
Income from operations	13.8	15.9	3.8	6.1
Interest expense	0.1	—	—	—
Income before income taxes	13.7	15.9	3.8	6.1
Provision for income taxes	6.0	6.5	1.7	2.5
Net income	7.7%	9.4%	2.1%	3.6%

Thirteen Weeks Ended June 28, 2014 Compared to Thirteen Weeks Ended June 29, 2013
Net revenues for the second quarter of 2014 were $236.5 million, a decrease of $0.3 million, or 0.1%, compared to net revenues of $236.8 million in the second quarter in 2013. Comparable store sales decreased 0.7%. The lower sales resulted from another slow start to the boating season this year, particularly in the Northeast and Great Lakes regions. The sales in these two regions were partially offset by higher sales in the Southeast. Core products, which represented 82.7% of our total sales and tend to be dependent upon boat-usage, were down 2.4% during the second quarter as compared to the same period last year. During the second quarter last year, core products represented 84.8% of total sales.
We remain focused on our three key strategies: eCommerce; merchandise expansion; and store optimization. During the second quarter, our eCommerce sales decreased by 2.3% and represented 6.6% of our revenues, as compared to 6.8% last year. We believe the initial transition to our eCommerce platform negatively impacted eCommerce results in the second quarter of 2014 and, during the quarter, we focused on completing the remediation of our post-launch defects. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) grew by 13.9%. Merchandise expansion products represented 17.3% of our second quarter total sales, as compared to 15.2% last year. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets, where we have moved to a larger format store from multiple, smaller locations, were up $17.2 million, or 22.1%, during the quarter.
We experienced increased sales to our professional services customers during the second quarter, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. We had 282 company-operated stores open at the end of the second quarter of 2014, compared to 295 company-operated stores and five franchised stores at the end of the second quarter of 2013. While store count declined by 4.4% year-over-year, selling square footage increased by 1.2%.
Gross profit decreased by $5.0 million, or 5.7%, to $82.3 million in the second quarter of 2014, compared to $87.3 million for the same period last year. Gross profit decreased as a percentage of net revenues to 34.8% in the second quarter of 2014, compared to 36.9% for the same period last year. This was driven by lower raw product margin, which decreased by 0.8%, primarily due to the shift in balance of sales between retail and professional services customers; gross profit rate was also impacted by 0.8% due to higher unit buying and distribution costs. We also saw higher occupancy expense, which increased 0.5% as a result of lease reserves associated with stores closed as part of our store optimization strategy.
Selling, general and administrative expense ("SG&A") was $49.7 million, an increase of $0.1 million, or 0.2%, compared to $49.6 million for the same period last year. SG&A was flat as a percentage of net revenues at 21.0% in both the second quarter of 2014 and 2013. We incurred some increase in support expense related to our key growth strategies, which primarily consisted of investments in information technology and our eCommerce website. These costs were offset by cost savings from streamlined business processes.
Net income for the 13-week period ended June 28, 2014 was $18.3 million, a $3.9 million decrease when compared to the same period last year. Our effective income tax rate for the 13-week period ended June 28, 2014 was 43.6%, which resulted in a provision of $14.1 million, while the effective tax rate for the 13-week period ended June 29, 2013 was 40.8%, which resulted in a provision of $15.3 million. The increase in the effective tax rate is largely due to changes in Puerto Rico tax rates. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary.
Twenty-six Weeks Ended June 28, 2014 Compared to Twenty-six Weeks Ended June 29, 2013
Net revenues for the first 26 weeks of 2014 were $349.8 million, a decrease of $1.2 million, or 0.3%, compared to net revenues of $351.0 million in the first 26 weeks in 2013. Comparable store sales decreased 1.1%. Core products, which represented 82.7% of our total sales and tend to be dependent upon boat-usage, were down 2.2% during the first half of the year as compared to the same period last year. During the first two quarters last year, core products represented 84.6% of total sales.
As compared to the same period last year, we saw positive sales growth from our three key strategies: eCommerce; merchandise expansion; and store optimization. Our eCommerce sales increased by 0.5% and represented 7.2% of our revenues for the first half of this year, as well as last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) grew by 12.1%. Merchandise expansion products represented 17.3% of our total sales this year, as compared to 15.4% last year. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets, where we have moved to a larger format store from multiple, smaller locations, were up $25.8 million, or 21.6%, during the first half of this year compared to last year.
Gross profit decreased by $5.4 million, or 4.8%, to $107.2 million in the first 26 weeks of 2014, compared to $112.6 million for the same period last year. Gross profit decreased as a percentage of net revenues to 30.6% in the first 26 weeks of 2014, compared to 32.1% for the same period last year. This was driven by lower raw product margin, which decreased by 0.3%, primarily due to the shift in balance of sales between retail and professional services customers; gross profit rate was also impacted by 0.6% due to higher unit buying and distribution costs. This also was driven by higher occupancy expense, which increased 0.6% due to lease reserves incurred for stores closed as part of our store optimization strategy.

SG&A was $93.8 million, an increase of $2.6 million, or 2.9%, compared to $91.1 million for the same period last year. SG&A increased as a percentage of net revenues to 26.8% in the first 26 weeks of 2014, compared to 26.0% for the same period last year. The primary driver of the higher SG&A was $1.3 million associated with our biannual West Marine University sales training conference and a $1.3 million increase in support expense related to our key growth strategies, which primarily consisted of investments in information technology and our eCommerce website.
Net income for the 26-week period ended June 28, 2014 was $7.3 million, a $5.2 million decrease when compared to the same period last year. Our effective income tax rate for the 26-week period ended June 28, 2014 was 44.9%, which resulted in a provision of $5.9 million, while the effective tax rate for the 26-week period ended June 29, 2013 was 41.1%, which resulted in a provision of $8.7 million.
Liquidity and Capital Resources
We ended the second quarter of 2014 with $38.9 million of cash, compared to $45.8 million at the end of the second quarter of 2013. Working capital (the excess of current assets over current liabilities) decreased to $222.7 million at the end of the second quarter of 2014, compared to $232.9 million last year. The decrease in working capital primarily was attributable to lower cash as we executed our stock repurchase plan and invested in property and equipment.
Operating Activities
During the first six months of 2014, net cash provided by operating activities was $9.4 million, compared to $4.1 million of cash used in operating activities during the same period last year. The increase in cash provided in operating activities year-over-year primarily was due to changes in merchandise inventories, other current assets and higher accounts payable and accrued expenses, partially offset by a decrease in net income. A key driver for the increase in our merchandise inventories is the seasonal nature of our business, as we ramp up for our busy season period of April through May. Additionally, the increase in accrued expenses was primarily due to accruals related to our store optimization and revitalization projects.
Investing Activities
Net cash used in investing activities was $16.0 million for the first six months of 2014, compared to net cash used of $10.8 million for the first six months of 2013. The increase in cash used in investing activities year-over-year primarily was due to cash used for investment in our key growth strategies, including investment in our information technology infrastructure.
We spent $16.0 million on capital expenditures during the first six months of 2014, which was a $0.9 million increase compared to the same period in the prior year. During the first six months of 2014, we opened one flagship store and one large-format store and completed 11 store revitalization projects, as compared to opening two large-format stores during the first six months of 2013. During the remaining six months of 2014, we expect to spend an additional $13.0 million on capital expenditures, mainly for our store optimization program, store consolidations and information technology enhancements. We will continue to invest in eCommerce and network infrastructure, but at a slower pace than in 2013, when the bulk of the web re-platform work was completed. Additionally, in the first six months of 2013, there was an increase in cash provided by investing activities due to cash received from the sale of our Ft. Lauderdale property.
Financing Activities
Net cash used in financing activities was $3.0 million for the first six months of 2014, mostly attributable to stock repurchases and partially offset by proceeds from the exercise of stock options. For the first six months of 2013, net cash provided by financing activities was $4.1 million, mostly attributable to proceeds from the exercise of stock options.
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% and 1.0% and for option (2) above is between 1.5% and 2.0%. The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For second quarter of 2014 and 2013, the weighted-average interest rate on all of our outstanding borrowings was 3.8% and 3.8%, respectively. For the first six months of 2014 and 2013, the weighted-average interest rate on all of our outstanding borrowings was 3.8% and 3.8%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of June 28, 2014, we were in compliance with the covenants under our loan agreement, had no amounts outstanding under our revolving credit facility and $115.6 million available for future borrowings.
We may borrow against the aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at June 28, 2014 and December 28, 2013 and June 29, 2013. Our borrowing base at the periods then ended consisted of the following (in millions):

	June 28, 2014	December 28, 2013	June 29, 2013
Accounts receivable availability	$13.0	$5.1	$12.2
Inventory availability	160.5	115.6	154.9
Less: reserves	(7.4)	(6.0)	(5.5)
Less: minimum availability	(16.6)	(11.5)	(16.2)
Less: suppressed availability	(29.5)	—	(25.4)
Total borrowing base	$120.0	$103.2	$120.0
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$(0.2)	$(0.2)	$(0.3)
Outstanding letters of credit	4.6	4.6	4.5
Total obligations	$4.4	$4.4	$4.2

Accordingly, our availability as of June 28, 2014, December 28, 2013 and June 29, 2013, respectively, was (in millions):
Total borrowing base	$120.0	$103.2	$120.0
Less: obligations	(4.4)	(4.4)	(4.2)
Total availability	$115.6	$98.8	$115.8

Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of June 28, 2014, we were not involved in any unconsolidated special purpose entities or variable interest entities.
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

Business Trends
We believe that there are fundamental trends continuing to emerge in our industry that are affecting our customers and their purchase patterns. These trends reinforce our realization that the core boat parts and accessories business is not going to be sufficient to meet our performance goals of achieving steady, profitable growth. We believe that we can accomplish our goals by accelerating the execution of our growth strategies to reposition West Marine as a broader waterlife outfitter, as well as, the leading boat parts specialty retailer. This repositioning will expand our potential market and is expected to reduce our dependence on weather.
Our key growth strategies, including our 15/50 plan, have delivered encouraging early results, but they remain a relatively small part of our business. As we continue to test and learn, our confidence in these strategies has increased, and we have continued to invest in them during 2014. Prior year results for these strategies were:

•
eCommerce: Sales from eCommerce grew by 15.7% during 2013, which was much higher than the 4.7% growth we experienced in 2012. These sales represented 7.6% of total sales in fiscal year 2013, up from 6.5% for the corresponding period in 2012. Sales from eCommerce grew by 0.5% for the first 26 weeks ended June 28, 2014 and represented 7.2% of total sales this year and last year as well. We remain committed to our three to five-year goal is for eCommerce to represent 15% of sales.

•
Store optimization: Up through 2013, our efforts at store optimization focused on store consolidation, evolving to having fewer, larger stores with broader selection, improved shopping experience, and anticipated improved store economics. We expect this activity to continue for the next two to three years. During 2013, we began testing a new element of store optimization, which is “revitalization” of stores where we currently have suitable store footprints and locations. These projects are intended to increase sales by bringing new store design elements, featuring an expanded merchandise and an improved shopping experience, to a broader and more diverse group of potential customers. In 2013, 35% of our total sales came through optimized stores. For the first half of 2014, sales through optimized stores represented 41.5% of total sales, compared to 34.0% through the second quarter of 2013. This year-over-year increase is in line with our three to five year goal to deliver 50% of our total sales through optimized stores.

•
Merchandise expansion: Sales in our merchandise expansion categories (including soft goods, fishing, paddle sports, and accessories) support the eCommerce and store optimization strategies and grew by 6.1% during 2013, whereas sales in our core categories declined by 2.9%, primarily as a result of reduced boat usage. Sales of merchandise expansion products represented 16.5% of total sales for 2013, up from 15.3% in 2012. Sales from merchandise expansion categories grew by 12.1% for the first 26 weeks ended June 28, 2014, whereas sales from our core categories declined by 2.2% during the same period.

We continue to see evidence of positive interplay and a strong inter-dependence across our growth strategies. Specifically, our eCommerce and store optimization strategies are being driven by merchandise expansion product offerings and all of our strategies are designed to attract new customers and build upon our customer base. For full-year 2013, 24.3% of our eCommerce sales growth and 63.6% of the sales growth in our stores optimized came from our merchandise expansion strategy.
Given the early success of our growth strategies and the need to drive them at a faster pace in order to reposition our business, our financial plans for 2014 reflect the investment of significant resources in support of our key growth strategies, including $28 to $32 million of capital investments for the year. Approximately half of these investments are targeted toward our expanded store optimization program, which will include approximately 12 store consolidation projects and 11 store revitalizations. Seperately, we were recently advised that the lease for our Toronto, Canada store will not be renewed by the landlord, and we are evaluating our options in Toronto and the implications for our Canadian operations. We will direct approximately 35% of our capital investments to deliver further improvements to our eCommerce website and to continue to upgrade our information technology infrastructure. Both the eCommerce and store optimization strategies will allow us to continue to increase sales in our merchandise expansion strategy.
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
During the first half of 2014, we experienced sales that were below expectations. Based on regional trend differences, we believe the softness early in the year was largely weather-related because in areas with more favorable weather, we had better sales trends. As we moved into the second quarter, which is our peak season, we saw expected solid growth in sales to our wholesale customers, however, this was offset by modest declines in retail sales which were lower than our expectations. From a product category perspective, we saw strong growth in our merchandise expansion categories, however, sales of core products declined modestly. Given the sales softness thus far, we are managing expenses and merchandise inventories, yet we remain committed to investing in our growth strategies.

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
West Marine's operations could be adversely affected if the current soft economic conditions and the decreased spending in the boating industry continues or worsens, if fuel prices were to increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our operating results in the future include the risk factors set forth in the 2013 Form 10-K, as supplemented in Part II, Item 1A of this report, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
Recently Issued Accounting Pronouncements
Please see Note 1 to our condensed consolidated financial statements in this report for a discussion of new and recently-issued accounting pronouncements.
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
At the end of the second quarter ended June 28, 2014, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. We have up to $120.0 million in borrowing capacity under our credit facility. There are various interest rate options available, as described above.
Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.5 million over the next year.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
West Marine’s management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 28, 2014, due to the existence of the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with preparing the 2013 Form 10-K, we identified a material weakness in internal control over financial reporting that continues to exist as of June 28, 2014. The material weakness relates to the application of generally accepted accounting principles in the United States ("GAAP") related to certain cash consideration received from vendors under our "Key Season Program." We offer our vendors the option of participating in our “Key Season Program,” in which the participating vendor provides cash consideration to West Marine that is not directly connected to the purchase of product for resale, but is intended to offset certain advertising expenditures. The Key Season Program includes, but is not limited to, direct mail advertising (circulars, flyers, catalogs, and promotional literature), email advertising, wholesale (Port Supply) advertising, in-store product placement (endcaps and floorstacks), vendor-specific product training for our associates, and inclusion in regional marketing campaigns.
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
We consider the remediation efforts for the material weakness in our internal control over financial reporting to be a significant priority for us. We took immediate action and implemented the changes in our controls outlined above. In addition, as we continue to evaluate our disclosure controls and procedures and internal control over financial reporting, we may implement additional measures in the future or otherwise modify the remedial measures described above, if and as we deem necessary or appropriate.
Changes in Internal Control Over Financial Reporting
The changes in our internal control over financial reporting described under "Remediation Efforts Related to Material Weakness" have occurred during the quarter ended June 28, 2014 and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A – RISK FACTORS
We have included in Part I, Item 1A of the 2013 Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the 2013 Form 10-K.
Non-compliance with the Payment Card Industry Data Security Standard (“PCI DSS”) may subject us to fines, penalties and civil liability.
We are subject to compliance with PCI DSS, an information security standard for organizations that handle cardholder information from major debit and credit card companies. Currently, we are in the process of finalizing steps to achieve PCI DSS compliance. Our efforts to comply with PCI DSS may result in significant expenses and any failure to fully comply with PCI DSS may subject us to fines, penalties and civil liability, and, in extreme circumstances, could result in the loss of our ability to accept debit and credit card payments or prohibit us from processing transactions through American Express, MasterCard, VISA and other card and payment networks. Even if we are compliant with PCI DSS or other applicable security standards, we still may not be able to prevent security breaches involving customer transaction data.
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

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of June 28, 2014, December 28, 2013 and June 29, 2013; (ii) the condensed consolidated statements of income for the 13 weeks ended June 28, 2014 and June 29, 2013 and 26 weeks ended June 28, 2014 and June 29, 2013; (iii) the condensed consolidated statements of comprehensive income for the 13 weeks ended June 28, 2014 and June 29, 2013 and 26 weeks ended June 28, 2014 and June 29, 2013; and (iv) the condensed consolidated statements of cash flows for the 26 weeks ended June 28, 2014 and June 29, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 29, 2014	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer