Form 10-Q
period 2014-09-27
WEST MARINE INC
filed 2014-10-27
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014
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
At October 20, 2014, the number of shares outstanding of the registrant’s common stock was 24,313,135.

		Page No.

PART I – Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 27, 2014, December 28, 2013 and September 28, 2013	3

	Condensed Consolidated Statements of Income for the 13 weeks ended September 27, 2014 and September 28, 2013 and the 39 weeks ended September 27, 2014 and September 28, 2013	4

	Condensed Consolidated Statements of Comprehensive Income for the 13 weeks ended September 27, 2014 and September 28, 2013 and the 39 weeks ended September 27, 2014 and September 28, 2013	5

	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 27, 2014 and September 28, 2013	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosure	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 27, 2014, DECEMBER 28, 2013 AND SEPTEMBER 28, 2013
(Unaudited and in thousands, except share data)

	September 27, 2014	December 28, 2013	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$63,603	$48,408	$69,935
Trade receivables, net	8,460	6,441	7,905
Merchandise inventories	215,232	203,036	216,641
Deferred income taxes	5,666	5,012	5,512
Other current assets	16,370	19,360	18,267
Total current assets	309,331	282,257	318,260
Property and equipment, net	79,950	72,848	69,918
Long-term deferred income taxes	4,055	5,684	5,603
Other assets	3,577	3,454	3,354
TOTAL ASSETS	$396,913	$364,243	$397,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,451	$21,986	$31,428
Accrued expenses and other	46,325	37,291	48,548
Total current liabilities	80,776	59,277	79,976
Deferred rent and other	15,984	16,382	16,488
Total liabilities	96,760	75,659	96,464
Commitments and Contingencies - see Note 5
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 25,014,180 shares issued and 24,325,291 shares outstanding at September 27, 2014; 24,625,481 shares issued and 24,296,497 shares outstanding at December 28, 2013; and 24,434,419 shares issued and 24,354,670 shares outstanding at September 28, 2013	25	25	24
Treasury stock	(9,171)	(4,405)	(934)
Additional paid-in capital	206,700	202,622	200,175
Accumulated other comprehensive loss	(534)	(565)	(701)
Retained earnings	103,133	90,907	102,107
Total stockholders’ equity	300,153	288,584	300,671
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$396,913	$364,243	$397,135
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 13 WEEKS AND 39 WEEKS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(Unaudited and in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$196,510	$193,362	$546,331	$544,356
Cost of goods sold	138,124	135,683	380,744	374,100
Gross profit	58,386	57,679	165,587	170,256
Selling, general and administrative expense	48,511	44,177	142,267	135,291
Income from operations	9,875	13,502	23,320	34,965
Interest expense	99	104	322	327
Income before income taxes	9,776	13,398	22,998	34,638
Provision for income taxes	4,839	6,874	10,772	15,601
Net income	$4,937	$6,524	$12,226	$19,037
Net income per common and common equivalent share:
Basic	$0.20	$0.27	$0.51	$0.79
Diluted	$0.20	$0.26	$0.50	$0.78
Weighted average common and common equivalent shares outstanding:
Basic	24,323	24,383	24,202	24,193
Diluted	24,341	24,641	24,393	24,531
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE 13 WEEKS AND 39 WEEKS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(Unaudited and in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$4,937	$6,524	$12,226	$19,037
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax of $12, $0, $17 and $0	21	(39)	30	90
Total comprehensive income	$4,958	$6,485	$12,256	$19,127
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 39 WEEKS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(Unaudited and in thousands)

	39 Weeks Ended
	September 27, 2014	September 28, 2013
OPERATING ACTIVITIES:
Net income	$12,226	$19,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,378	11,117
Share-based compensation	2,376	2,511
Excess tax benefit from share-based compensation	(223)	(874)
Deferred income taxes	(603)	2,903
Provision for doubtful accounts	82	10
Lower of cost or market inventory adjustments	1,112	1,519
Loss on asset disposals	325	105
Changes in assets and liabilities:
Trade receivables	(2,101)	(1,192)
Merchandise inventories	(13,308)	(28,821)
Other current assets	2,990	(239)
Other assets	(261)	45
Accounts payable	12,594	11,099
Accrued expenses and other	9,104	8,607
Deferred items and other non-current liabilities	1,180	1,645
Net cash provided by operating activities	38,871	27,472
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	36	4,330
Purchases of property and equipment	(20,832)	(22,255)
Net cash used in investing activities	(20,796)	(17,925)
FINANCING ACTIVITIES:
Borrowings on line of credit	2,087	3,552
Repayments on line of credit	(2,087)	(3,552)
Proceeds from exercise of stock options	1,314	3,112
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	318	383
Excess tax benefit from share-based compensation	223	874
Treasury shares acquired	(4,766)	(549)
Net cash provided by (used in) financing activities	(2,911)	3,820
Effect of exchange rate changes on cash	31	26
NET INCREASE IN CASH	15,195	13,393
CASH AT BEGINNING OF PERIOD	48,408	56,542
CASH AT END OF PERIOD	$63,603	$69,935
Other cash flow information:
Cash paid for interest	$227	$220
Cash paid for income taxes, net of refunds of $1,391 and $37	2,067	3,059
Non-cash investing activities
Change in property and equipment additions in accounts payable	(129)	(746)

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Thirty-nine Weeks Ended September 27, 2014 and September 28, 2013
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly state the financial position at September 27, 2014 and September 28, 2013, and the interim results of operations for the 13-week and 39-week periods then ended and cash flows for the 39-week periods then ended, have been included.
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
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended December 28, 2013. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 39-week periods ended September 27, 2014 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 3, 2015. Historically, the Company's revenues and net income are higher in the second and third quarters and decrease in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 27, 2014, there were no financial instruments which require disclosure under the fair value hierarchy. The Company's cash and cash equivalents consist of cash on hand, bank deposits and amounts in transit from banks for customer credit card and debit card transactions. As of September 27, 2014, December 28, 2013 and September 28, 2013 cash balances were $63.6 million, $48.4 million and $69.9 million, respectively.
Reportable Segment
Based upon how the Company's chief executive officer (as the Company's chief operating decision maker) reviews operating results for the purposes of allocating resources and assessing performance, and the Company's strategic focus on omni-channel retailing, the Company has one reportable segment. Revenues from customers are derived from merchandise sales and the Company does not rely on any individual major customer as a source of revenue.

Merchandise Mix
The Company considers its merchandise expansion strategy to be strategically important to the future success of the Company and is providing the following product category information. The Company's merchandise mix for the period ended September 27, 2014 and September 28, 2013 is reflected in the table below:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Core boating products	80.6%	83.1%	82.0%	84.1%
Merchandise expansion products	19.4%	16.9%	18.0%	15.9%
Total	100.0%	100.0%	100.0%	100.0%
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
Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carrtyforward Exists. This guidance requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this guidance were effective as of the beginning of the 2014 fiscal year and did not have a material impact on the Company's consolidated financial statements.
In April 2014, FASB issued ASU 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides a narrower definition of discontinued operations than the definition under existing GAAP. The new guidance requires that only disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2014-08 will have a material impact on the Company's consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016 with early application not permitted. The Company is currently evaluating the new standard, and have not concluded whether the adoption of ASU 2014-09 will have a material impact on the Company's consolidated financial statements.
Restructuring Costs
As previously disclosed, the Company was advised that its lease for its Toronto, Canada store would not be renewed by the landlord and, as a result, the Company would be evaluating its options in Toronto and the implications for its Canadian operations. In light of this development and upon further analysis, the Company has determined that it is more likely than not that it will be unable to utilize its Canadian deferred tax assets and, therefore, in the third quarter of 2014, the Company placed a valuation allowance against those assets.
Following a comprehensive evaluation of the Company’s strategic initiatives, on September 25, 2014, the Company’s Board of Directors ("the Board") approved the Company’s strategic plan, which included a plan to phase out of its Canadian stores over the next four years as leases expire. The final lease expires in September 2018, and the Company expects to complete its exit of Canada by December 2018. This decision was communicated to affected employees on October 23, 2014.
The decision to phase out Canadian operations was based on management’s and the Board’s belief that continuing to pursue alternative locations, particularly in Toronto, would require significant further capital investments and include significant execution risks. As such, the Board determined that it would be in the best interests of the Company and its stockholders to continue the Company’s focus of time and resources on its domestic growth strategies. In accordance with Accounting Standards Codification ("ASC ") 712, Nonretirement Postemployment Benefits, the Company recorded a $0.1 million restructuring charge in the third quarter of 2014 for severance costs. Additionally, in accordance with ASC 420-10, Exit or Disposal Cost Obligations, the Company expects to record an additional $0.1 million for future termination benefits over the next three years. Other associated costs, such as legal and professional fees, will be expensed as incurred. The restructuring charges are and will be reflected on the consolidated statements of income as part of selling, general and administrative expense ("SG&A").
Correction of Immaterial Errors
The Company previously reported vendor cash consideration for advertising and other selling expenses as a reduction to SG&A. During the fourth quarter of 2013, management determined that such vendor cash consideration should have been classified as a reduction of inventory and ultimately as a reduction to cost of goods sold as the related inventory was sold, under the guidance in ASC 605-50-45-15, Revenue Recognition, Customer Payments and Incentives, Other Presentation Matters, Consideration Is Reimbursement of Costs Incurred by the Customer. The prior period financial statements have also been revised to reflect the correction of certain other previously uncorrected immaterial prior period errors. The Company assessed the materiality of this misstatement on prior periods’ financial statements in accordance with SEC’s Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded that the misstatement was not material to any prior annual or interim periods, but the cumulative adjustment necessary to correct the classification would have been material to the year ended December 28, 2013. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the financial statements as of September 28, 2013 and for the 13 weeks and 39 weeks ended September 28, 2013, which are presented herein have been revised. The following are selected line items from the financial statements illustrating the effect of the correction:

Condensed Consolidated Balance Sheet
(in thousands)
	September 28, 2013
	As Reported	Adjustment	As Revised
Assets
Merchandise inventories	222,227	$(5,586)	216,641
Other current assets	16,783	1,484	18,267
Total current assets	322,362	(4,102)	318,260
Long-term deferred income taxes	5,567	36	5,603
Total assets	401,201	(4,066)	397,135
Liabilities
Accrued expenses and other	48,902	(354)	48,548
Total current liabilities	80,330	(354)	79,976
Deferred rent and other	16,470	18	16,488
Total liabilities	96,800	(336)	96,464
Stockholders' Equity
Retained earnings	105,837	(3,730)	102,107
Total stockholders' equity	304,401	(3,730)	300,671
Total liabilities and stockholders' equity	401,201	(4,066)	397,135

Condensed Consolidated Statements of Income
(in thousands)
	13 Weeks Ended			39 Weeks Ended
	September 28, 2013			September 28, 2013
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of goods sold	$138,512	$(2,829)	$135,683	$382,002	$(7,902)	$374,100
Gross profit	54,850	2,829	57,679	162,354	7,902	170,256
Selling, general and administrative expense	41,732	2,445	44,177	126,406	8,885	135,291
Income from operations	13,118	384	13,502	35,948	(983)	34,965
Income before income taxes	13,014	384	13,398	35,621	(983)	34,638
Provision for income taxes	6,677	197	6,874	15,956	(355)	15,601
Net income	6,337	187	6,524	19,665	(628)	19,037
Net income per common and common equivalent share:
Basic	$0.26	$0.01	$0.27	$0.81	$(0.02)	$0.79
Diluted	0.26	—	0.26	0.80	(0.02)	0.78

Condensed Consolidated Statements of Comprehensive Income
(in thousands)
	13 Weeks Ended			39 Weeks Ended
	September 28, 2013			September 28, 2013
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net income	$6,337	$187	$6,524	$19,665	$(628)	$19,037
Total comprehensive income	6,298	187	6,485	19,755	(628)	19,127

Condensed Consolidated Statement of Cash Flows
(in thousands)
	39 Weeks Ended
	September 28, 2013
	As Reported	Adjustment	As Revised
Net income	$19,665	$(628)	$19,037
Deferred income taxes	2,902	1	2,903
Changes in assets and liabilities:
Merchandise inventories	(29,414)	593	(28,821)
Other current assets	(422)	183	(239)
Accounts payable	11,100	(1)	11,099
Accrued expenses and other	8,755	(148)	8,607

NOTE 2: INCOME TAXES
The Company calculates its interim income tax provision by estimating the annual effective tax rate and applying that rate to its year-to-date ordinary earnings. The Company's effective income tax rate for the 13-week period ended September 27, 2014 was 49.5%, which resulted in a provision of $4.8 million, while the effective tax rate of the 13-week period ended September 28, 2013 was 51.3%, which resulted in a provision of $6.9 million. The effective tax rate for the third quarter of 2014 as compared to the effective tax rate for the third quarter of 2013 is reduced largely due the partial valuation allowance established during the third quarter of 2013 on the Company's California deferred tax assets. While the Company established a partial valuation allowance on its Canadian deferred tax assets in the third quarter of 2014, the rate effect was less than that of the partial valuation allowance established on the California deferred tax assets from the prior year.

The Company's effective income tax rate for the 39-week period ended September 27, 2014 was 46.8%, which resulted in a provision of $10.8 million, while the effective tax rate for the 39-week period ended September 28, 2013 was 45.0%, which resulted in a provision of $15.6 million. The increase in the effective tax rate is due to the addition of a valuation allowance against the Company's Canadian net deferred tax assets and uncertain tax positions related to Puerto Rican taxes.
The Company continues to maintain a valuation allowance against its California Enterprise Zone ("CA EZ") credits in the amount of $4.4 million, as well as a $0.9 million valuation allowance against South Carolina state tax credits. In addition, during the third quarter of 2014, the Company established a valuation allowance in the net amount of $1.3 million against its Canadian net deferred tax assets, due to the Company's decision to phase out of Canada over the next four years. The Company continues to monitor and adjust these valuation allowances based on current evaluation of its ability to realize these deferred tax assets.
During the three months ended September 27, 2014, the Company recognized an additional $0.3 million gross expense related to uncertain tax positions, including accrued interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction, various states and cities, and Puerto Rico and Canada. The Company has substantially settled all federal income tax matters through 2008, as well as all state and foreign jurisdictions through 2007 and 2006, respectively, with the exception of open audits of Michigan and Wisconsin for the years 2009 through 2011.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.6 million for the 13-week period ended September 27, 2014 and $0.9 million for the 13-week period ended September 28, 2013, the majority of which was recorded as SG&A expense. The Company recognized share-based compensation expense of $2.4 million for the 39-week period ended September 27, 2014 and $2.5 million for the 39-week period ended September 28, 2013, the majority of which was recorded as SG&A expense. The tax expense and benefit associated with share-based compensation expense for the 13-week and 39-week periods ended September 27, 2014 were less than $0.1 million and $0.2 million, respectively, and were recognized as excess tax benefits in additional paid-in capital. The tax benefits associated with share-based compensation expense for the 13-week and 39-week periods ended September 28, 2013 were less than $0.1 million and $0.9 million, respectively, and were recognized as excess tax benefits in additional paid-in capital.
The Manager Share Appreciation Plan ("MSAP") compensation expense for the 13-week and 39-week periods ended September 27, 2014 was minimal. The corresponding liability at September 27, 2014 was $0.1 million. The MSAP compensation expense for the 13-week and 39-week periods ended September 28, 2013 was minimal and $0.1 million, respectively. The corresponding liability at September 28, 2013 was $0.1 million.
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
NOTE 5: CONTINGENCIES
On October 23, 2013, a putative class action lawsuit was filed against the Company in the United States District Court for the Northern District of California by two California former hourly employees. The complaint sought unspecified damages for alleged violations of the California Labor Code, the California Business and Professions Code and the federal Fair Labor Standards Act, as well as civil penalties and attorney’s fees under the Labor Code Private Attorney General Act. The complaint alleged that the Company miscalculated and failed to pay overtime for employees off-the-clock work and certain selling incentive bonuses (or spiffs), issued inaccurate wage statements, failed to provide adequate rest and meal periods and other labor-related complaints. On September 19, 2014, the District Court granted the Company's motion for summary judgment on a number of the asserted claims, including the rest and meal break allegations, but certified the spiff miscalculation class and the derivative wage statement and former employee classes. On October 10, 2014, the Company filed an interlocutory appeal with the United States Court of Appeals for the Ninth Circuit asserting that the District Court erred in certifying the various classes. The Company's appeal remains pending.
Additionally, on October 8, 2014, a putative class action was filed against the Company in the Superior Court of the State of California, County of San Diego, by a California former hourly employee claiming violations of the California Labor Code and the California Business and Professions Code. The complaint seeks unspecified damages and attorney’s fees, alleging the Company's failure to pay overtime to hourly store employees who earned bonus wages or commissions during pay periods in which they worked overtime, and the derivative claims of failure to provide accurate wage statements and all wages owed upon termination of employment.

The Company intends to defend each of these actions vigorously, and the outcome of these matters cannot be determined at this time.
The Company is also party to various other legal and administrative proceedings, claims, product recalls, litigation and regulatory compliance audits arising from normal business activities. Additionally, many of these proceedings and audits raise complex factual and legal issues and are subject to uncertainties. The Company cannot predict with assurance the outcome of these matters. Accordingly, material adverse developments, settlements, or resolutions may occur and negatively impact results in the quarter and/or fiscal year in which such developments, settlements, or resolutions are reached.
For any claims, legal or administrative proceedings where the Company has determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For any such matters where a loss is reasonably possible, the range of estimated loss is not material, individually and in the aggregate.
NOTE 6: NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 1.2 million and 0.5 million shares of common stock that were outstanding for the quarters ended September 27, 2014 and September 28, 2013, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 0.3 million and 0.5 million shares of common stock that were outstanding for the first 39-weeks ended September 27, 2014 and September 28, 2013, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (in thousands):

	13 Weeks Ended
	September 27, 2014		September 28, 2013
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,323	$0.20	24,383	$0.27
Effect of dilutive stock options	18	—	258	(0.01)
Diluted	24,341	$0.20	24,641	$0.26

	39 Weeks Ended
	September 27, 2014		September 28, 2013
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,202	$0.51	24,193	$0.79
Effect of dilutive stock options	191	(0.01)	338	(0.01)
Diluted	24,393	$0.50	24,531	$0.78

NOTE 7: STOCK REPURCHASE PROGRAM
As previously announced in March 2013, the Company’s Board of Directors approved the repurchase by the Company of up to $10 million of its common stock through open market or privately negotiated transactions. For the three months ended September 27, 2014, the Company did not repurchase any shares. For the nine months ended September 27, 2014, the Company had repurchased 359,905 shares in the aggregate for a total purchase price of approximately $4.8 million and an average price per share of $13.45.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2013 (the “2013 Form 10-K”), as supplemented in Part II, Item 1A of this report. All references to the third quarter and the first nine months of 2014 mean the 13-week and 39-week periods ended September 27, 2014, respectively, and all references to the third quarter and the first nine months of 2013 mean the 13-week and 39-week periods ended September 28, 2013, respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.
Overview
West Marine was founded in 1968 by a sailor and has grown to become the largest omni-channel specialty retailer exclusively offering boating supplies, gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water. With 279 stores located in 38 states, Puerto Rico and Canada as of the end of the third quarter of 2014 and an eCommerce website reaching domestic and international customers, we are recognized as the dominant waterlife outfitter for cruisers, sailors, anglers and paddle sports enthusiasts. We strive to provide exceptional customer experiences and offer the convenience of omni-channel shopping. In support of our omni-channel business strategy, we will continue our current focus on growing revenues from core boating products and accelerating our investment in our three growth strategies.
Additionally, over the next few years, to ensure focus on and to enable us to redirect resources for investment in our growth strategies, we will be closing each of our Canadian stores as leases expire, with the first closure coming at the end of January 2015. See Part I, Item 1, Note 1 to Condensed Consolidated Financial Statements for a discussion of our Canadian exit under restructure costs.
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
Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.3	70.2	69.7	68.7
Gross profit	29.7	29.8	30.3	31.3
Selling, general and administrative expense	24.7	22.8	26.0	24.9
Income from operations	5.0	7.0	4.3	6.4
Interest expense	—	0.1	0.1	—
Income before income taxes	5.0	6.9	4.2	6.4
Provision for income taxes	2.5	3.5	2.0	2.9
Net income	2.5%	3.4%	2.2%	3.5%

Thirteen Weeks Ended September 27, 2014 Compared to Thirteen Weeks Ended September 28, 2013
Net revenues for the third quarter of 2014 were $196.5 million, an increase of $3.1 million, or 1.6%, compared to net revenues of $193.4 million in the third quarter in 2013. Comparable store sales increased 0.6%. The increase was primarily in sales of merchandise expansion categories as further discussed below. Core products, which represented 80.6% of our total sales and tend to be dependent upon boat-usage, were down 1.4% during the third quarter as compared to the same period last year. During the third quarter last year, core products represented 83.1% of total sales.
We remain focused on our three key strategies: eCommerce; merchandise expansion; and store optimization. During the third quarter, our eCommerce sales decreased by 2.4% and represented 6.8% of our revenues, as compared to 7.0% last year. We believe we began to recover during the third quarter from the initial transition to our eCommerce platform earlier this year, which negatively impacted eCommerce results in the second quarter of 2014. However, lower year-over-year response to promotional offers leading up to the Fourth of July holiday negatively impacted sales for the third quarter. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) grew by 16.5%. Merchandise expansion products represented 19.4% of our third quarter total sales, as compared to 16.9% last year. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets, where we have moved to a larger format store from multiple, smaller locations, increased to 40.0% of total sales compared to 32.8% last year.
We experienced increased sales to our professional services customers during the third quarter, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. We had 279 stores open at the end of the third quarter of 2014, compared to 290 stores and five franchised stores at the end of the third quarter of 2013. While store count declined by 3.8% year-over-year, selling square footage increased by 0.2%.
Gross profit increased by $0.7 million, or 1.2%, to $58.4 million in the third quarter of 2014, compared to $57.7 million for the same period last year. Gross profit decreased as a percentage of net revenues to 29.7% in the third quarter of 2014, compared to 29.8% for the same period last year. This was driven by lower raw product margin, which decreased by 0.7%, primarily due to the shift in balance of sales between retail and professional services customers. The reduction in gross profit margin was partially offset by the leveraging of occupancy expense by 0.5% due to lease reserves recorded in 2013 in connection with our store optimization program.
Selling, general and administrative expense ("SG&A") was $48.5 million, an increase of $4.3 million, or 9.8%, compared to $44.2 million for the same period last year. SG&A increased as a percentage of net revenues to 24.7% in the third quarter of 2014, compared to 22.8% for the same period last year. We incurred $1.9 million in higher support expenses related to our key growth strategies, which primarily consisted of investments in information technology, including our efforts tachieving Payment Card Industry data security compliance, and investments in our eCommerce website. Other drivers of the higher SG&A expense included a $0.9 million increase related higher health care claims, a $0.6 million increase in legal fees associated with a class action lawsuit (see Note 5: Contingencies for more information), and $0.5 million in severance costs.
Net income for the 13-week period ended September 27, 2014 was $4.9 million, a $1.6 million decrease when compared to the same period last year. Our effective income tax rate for the 13-week period ended September 27, 2014 was 49.5%, which resulted in a provision of $4.8 million, while the effective tax rate for the 13-week period ended September 28, 2013 was 51.3%, which resulted in a provision of $6.9 million. The effective tax rate for the third quarter of 2014 as compared to the effective tax rate for the third quarter of 2013 is reduced largely due the partial valuation allowance established during the third quarter of 2013 on the Company's California deferred tax assets. While the Company established a partial valuation allowance on its Canadian deferred tax assets in the third quarter of 2014, the rate effect was less than that of the partial valuation allowance established on the California deferred tax assets from the prior year.
Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary.
Thirty-nine Weeks Ended September 27, 2014 Compared to Thirty-nine Weeks Ended September 28, 2013
Net revenues for the first 39 weeks of 2014 were $546.3 million, an increase of $2.0 million, or 0.4%, compared to net revenues of $544.4 million in the first 39 weeks in 2013. Comparable store sales decreased 0.5%. Core products, which represented 82.0% of our total sales and tend to be dependent upon boat-usage, were down 1.9% during the first nine months of the year as compared to the same period last year. During the first nine months last year, core products represented 84.1% of total sales.
Our eCommerce sales decreased by 1.6% and represented 7.0% of our revenues for the first nine months of this year, as compared to 7.1% last year. Sales in our merchandise expansion categories grew by 13.7%. Merchandise expansion products represented 18.0% of our total sales this year, as compared to 15.9% last year. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets increased to 41.0% of total sales compared to 33.6% last year.

Gross profit decreased by $4.7 million, or 2.7%, to $165.6 million in the first 39 weeks of 2014, compared to $170.3 million for the same period last year. Gross profit decreased as a percentage of net revenues to 30.3% in the first 39 weeks of 2014, compared to 31.3% for the same period last year. This was driven by lower raw product margin, which decreased by 0.4%, primarily due to the shift in balance of sales between retail and professional services customers. Gross profit margin also was impacted by 0.4% due to higher unit buying and distribution costs. This also was driven by higher occupancy expense, which increased 0.2% due to moderate year-over-year rent increases on relatively flat year-over-year sales revenues.
SG&A was $142.3 million, an increase of $7.0 million, or 5.1%, compared to $135.3 million for the same period last year. SG&A increased as a percentage of net revenues to 26.0% in the first 39 weeks of 2014, compared to 24.9% for the same period last year. The primary drivers of higher SG&A were: an increase of $2.8 million in benefits expense, primarily driven by higher health care claims; a $2.7 million increase in support expense related to our key growth strategies, which primarily consisted of investments in information technology and our eCommerce website; $1.3 million associated with our biannual West Marine University sales training conference; a $0.6 million increase in legal fees associated with a class action lawsuit; and $0.5 million incurred for severance costs. These increases were partially offset by targeted expense reductions in reaction to lower comparable store sales.
Net income for the 39-week period ended September 27, 2014 was $12.2 million, a $6.8 million decrease when compared to the same period last year. Our effective income tax rate for the 39-week period ended September 27, 2014 was 46.8%, which resulted in a provision of $10.8 million, while the effective tax rate for the 39-week period ended September 28, 2013 was 45.0%, which resulted in a provision of $15.6 million.
Liquidity and Capital Resources
We ended the third quarter of 2014 with $63.6 million of cash, compared to $69.9 million at the end of the third quarter of 2013. Working capital (the excess of current assets over current liabilities) decreased to $228.6 million at the end of the third quarter of 2014, compared to $238.3 million last year. The decrease in working capital primarily was attributable to lower cash as we executed our stock repurchase plan and invested in property and equipment.
Operating Activities
During the first nine months of 2014, net cash provided by operating activities was $38.9 million, compared to $27.5 million of cash provided by operating activities during the same period last year. The increase in cash provided by operating activities year-over-year primarily was due to changes in merchandise inventories, other current assets and higher accounts payable and accrued expenses, partially offset by a decrease in net income. A key driver for the increase in our merchandise inventories is the seasonal nature of our business, as we ramp up for our busy season period of April through May.
Investing Activities
Net cash used in investing activities was $20.8 million for the first nine months of 2014, compared to net cash used of $17.9 million for the first nine months of 2013. The increase in cash used in investing activities year-over-year primarily was due to cash used for investment in our key growth strategies, including investment in our information technology infrastructure.
We spent $20.8 million on capital expenditures during the first nine months of 2014, which was a $1.4 million decrease compared to the same period in the prior year. During the first nine months of 2014, we opened two flagship stores and four large-format stores and completed 11 store revitalization projects, as compared to opening three flagship stores and five large-format stores during the first nine months of 2013. During the remaining three months of 2014, we expect to spend approximately $8.2 million on capital expenditures, mainly for our store optimization program, store consolidations and information technology enhancements. We will continue to invest in eCommerce and our network infrastructure, but at a slower pace than in 2013, when the bulk of the web re-platform work was completed. Additionally, in the first nine months of 2013, there was an increase in cash provided by investing activities due to cash received from the sale of our Ft. Lauderdale property and no such sales occurred during 2014.
Financing Activities
Net cash used in financing activities was $2.9 million for the first nine months of 2014, mostly attributable to stock repurchases and partially offset by proceeds from the exercise of stock options. For the first nine months of 2013, net cash provided by financing activities was $3.8 million, mostly attributable to proceeds from the exercise of stock options and partially offset by stock repurchases.
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% and 1.0% and for option (2) above is between 1.5% and 2.0%. The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For third quarter of 2014 and 2013, the weighted-average interest rate on all of our outstanding borrowings was 3.8% and 3.8%, respectively. For the first nine months of 2014 and 2013, the weighted-average interest rate on all of our outstanding borrowings was 3.8% and 3.8%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of September 27, 2014, we were in compliance with the covenants under our loan agreement, had no amounts outstanding under our revolving credit facility and $107.7 million available for future borrowings.
We may borrow against the aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at September 27, 2014 and December 28, 2013 and September 28, 2013. Our borrowing base at the periods then ended consisted of the following (in millions):

	September 27, 2014	December 28, 2013	September 28, 2013
Accounts receivable availability	$7.4	$5.1	$7.8
Inventory availability	122.7	115.6	118.7
Less: reserves	(5.8)	(6.0)	(4.4)
Less: minimum availability	(12.4)	(11.5)	(12.2)
Less: suppressed availability	—	—	—
Total borrowing base	$111.9	$103.2	$109.9
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$—	$(0.2)	$(0.2)
Outstanding letters of credit	4.2	4.6	4.2
Total obligations	$4.2	$4.4	$4.0

Accordingly, our availability as of September 27, 2014, December 28, 2013 and September 28, 2013, respectively, was (in millions):
Total borrowing base	$111.9	$103.2	$109.9
Less: obligations	(4.2)	(4.4)	(4.0)
Total availability	$107.7	$98.8	$105.9

Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of September 27, 2014, we were not involved in any unconsolidated special purpose entities or variable interest entities.
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
Business Trends
We believe that there are fundamental trends continuing to emerge in our industry that are affecting our customers and their purchase patterns. These trends reinforce our realization that the core boat parts and accessories business is not going to be sufficient to meet our goals of achieving steady, profitable growth. We believe that we can accomplish our goals by accelerating the execution of our growth strategies to position West Marine as a broader waterlife outfitter, as well as, the leading boat parts specialty retailer. This will expand our potential market and is expected to reduce our dependence on weather.
Our key growth strategies, including our 15/50 plan, have delivered encouraging early results, but they remain a relatively small part of our business. As we continue to test and learn, our confidence in these strategies has increased, and we have continued to invest in them during 2014. Results for these strategies were:

•
eCommerce: Sales from our eCommerce website were down by 1.6% as compared to last year, and represented 7.0% of total sales this year, down from 7.1% for the same period last year. Overall our results this year have been affected by the replatform of our eCommerce website. However, with the replatform behind us, our eCommerce sales returned to positive year-over-year growth in mid-July and continued to improve throughout the quarter. We remain committed to our three to five-year goal for eCommerce to represent 15% of sales.

•
Store optimization: Up through 2013, our efforts at store optimization focused on store consolidation, evolving to having fewer, larger stores with broader selection, improved shopping experience, and anticipated improved store economics. We expect this activity to continue for the next two to three years. During 2013, we began testing a new element of store optimization, which is “revitalization” of stores where we currently have suitable store footprints and locations. These projects are intended to increase sales by bringing new store design elements, featuring an expanded merchandise and an improved shopping experience, to a broader and more diverse group of potential customers. In 2013, 35% of our total sales came through optimized stores. For the first nine months of 2014, sales through optimized stores represented 41.0% of total sales, compared to 33.6% for the first nine months of 2013. This year-over-year increase is in line with our three to five year goal to deliver 50% of our total sales through optimized stores.

•
Merchandise expansion: Sales in our merchandise expansion categories (including soft goods, fishing, paddle sports, and accessories) support the eCommerce and store optimization strategies and grew by 6.1% during 2013, whereas sales in our core categories declined by 2.9%, primarily as a result of reduced boat usage. Sales of merchandise expansion products represented 16.5% of total sales for 2013, up from 15.3% in 2012. Sales from merchandise expansion categories grew by 13.7% for the first 39 weeks ended September 27, 2014, whereas sales from our core categories declined by 1.9% during the same period.

We continue to see evidence of strong positive interaction and a strong inter-dependence across our growth strategies. Specifically, our eCommerce and store optimization strategies are being driven by merchandise expansion product offerings and all of our strategies are designed to attract new customers and build upon our customer base. For full-year 2013, 24.3% of our eCommerce sales growth and 63.6% of the sales growth in our stores optimized came from our merchandise expansion strategy.
Given the early success of our growth strategies and the need to drive them at a faster pace in order to reposition our business, our financial plans for 2014 reflect the investment of significant resources in support of our key growth strategies, including $28 to $32 million of capital investments for the year. Approximately half of these investments are targeted toward our expanded store optimization program, which will include approximately 10 store consolidation projects and 11 store revitalizations. As previously disclosed, we were advised that the lease for our Toronto, Canada store will not be renewed by the landlord, and we have been evaluating our options in Toronto and the implications for our Canadian operations. Given our focus of time and resources on our domestic growth strategies, we have made the decision to phase out of the Canadian market over the next four years as our leases expire. For more information regarding this decision, see Note 1 to our condensed consolidated financial statements in this report.

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
During the first half of 2014, we experienced sales that were below expectations. Based on regional trend differences, we believe the softness early in the year largely was weather-related because in areas with more favorable weather, we had better sales trends. As we moved into the second quarter, which is our peak season, we achieved solid growth in sales to our wholesale customers, however, this was offset by modest declines in retail sales which were lower than our expectations. We are reassessing and refining our customer offers as we move out of peak season and prepare for the holidays. From a product category perspective, we saw strong growth in our merchandise expansion categories, however, sales of core products continued to decline modestly. We have maintained our commitment to investing in our growth strategies, but this has required significant management of expenses with reductions and delays in lower-priority areas.
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
Forward-Looking Statements
All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, expectations related to our earnings, growth and profitability, statements that relate to West Marine's future plans, expectations and objectives; expectations and projections with respect to our ability to appropriately invest in, and execute on, our strategic growth strategies, including our ability to: improve our eCommerce business, including our retail and wholesale websites; experience increased sales from expanded merchandise assortments; continue to successfully execute our store optimization strategy; continue to invest in our technology infrastructure, inventory, maintain in-stock levels and improve financial performance; increase sales through all sales channels and control operating expenses in a challenging environment; as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.
West Marine's operations could be adversely affected if the current soft economic conditions and the decreased spending in the boating industry continues or worsens, if fuel prices were to increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our operating results in the future include the risk factors set forth in the 2013 Form 10-K, and supplemented in Part II, Item 1A of this report, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
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
At the end of the third quarter ended September 27, 2014, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. We have up to $120.0 million in borrowing capacity under our credit facility. There are various interest rate options available, as described above.

Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.4 million over the next year.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2014, our disclosure controls and procedures were effective.
Remediation of Material Weakness identified as of December 28, 2013
As disclosed in Item 9A of our annual report on Form 10-K for the year ended December 28, 2013, we identified a material weakness in our internal control over financial reporting as of December 28, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls over the accuracy and presentation and disclosure for certain cash consideration received from vendors under the Key Season Program. Specifically, we did not design controls related to the application of GAAP for certain cash considerations received from vendors that resulted in the cash consideration being recorded as a reduction to selling, general and administrative expense instead of a reduction to merchandise inventories and cost of goods sold.
During the first quarter of 2014, management implemented the following changes in internal control over financial reporting:

•	We completed a comprehensive analysis of the application of GAAP related to our Key Season Program.

•	We implemented improvements and enhanced training for key accounting associates related to the underlying processes for recording cash consideration received under our Key Season Program.
We have tested the newly implemented controls and found them to be effective and have concluded as of September 27, 2014, this material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
Please see Part I, Item 1, Note 5 to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.
ITEM 1A – RISK FACTORS
We have included in Part I, Item 1A of the 2013 Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the 2013 Form 10-K and supercedes and replaces the update included in Part II, Item 1A of our Form 10-Q for the quarter ended June 28, 2014.
Non-compliance with the Payment Card Industry Data Security Standard (“PCI DSS”) may subject us to fines, penalties and civil liability.
We are subject to compliance with PCI DSS, an information security standard for organizations that handle cardholder information from major debit and credit card companies. In the third quarter of 2014, we achieved PCI DSS compliance. However, as PCI DSS standards change, our continued compliance efforts may result in significant expenses and any failure to fully comply with PCI DSS on an ongoing basis may subject us to fines, penalties and civil liability, and, in extreme circumstances, could result in the loss of our ability to accept debit and credit card payments or prohibit us from processing transactions through American Express, MasterCard, VISA and other card and payment networks. Even if we are compliant with PCI DSS or other applicable security standards, we still may not be able to prevent security breaches involving customer transaction data.
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

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of September 27, 2014, December 28, 2013 and September 28, 2013; (ii) the condensed consolidated statements of income for the 13 weeks ended September 27, 2014 and September 28, 2013 and 39 weeks ended September 27, 2014 and September 28, 2013; (iii) the condensed consolidated statements of comprehensive income for the 13 weeks ended September 27, 2014 and September 28, 2013 and 39 weeks ended September 27, 2014 and September 28, 2013; and (iv) the condensed consolidated statements of cash flows for the 39 weeks ended September 27, 2014 and September 28, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 27, 2014	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Thomas R. Moran
Thomas R. Moran
Chief Financial Officer