Form 10-K
period 2015-01-03
WEST MARINE INC
filed 2015-03-12
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 27, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $250.2 million based on the closing sale price of $10.29, as reported on the NASDAQ Global Market on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2015
Common stock, $.001 par value per share	24,483,745 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2015	Part II, Item 5 and Part III

WEST MARINE, INC.
2014 FORM 10-K ANNUAL REPORT

i

PRELIMINARY NOTE
This report is for the year ended January 3, 2015. This report modifies and supersedes documents filed prior to this report. The Securities and Exchange Commission (the “SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this report. In addition, information that we file with the SEC in the future automatically will update and supersede information contained in this report.
We undertake no obligation (other than that required by law) to publicly update or revise any disclosures contained in this report, whether as a result of new information, future events or otherwise. Website references throughout this report are for information only, and the content of these websites is not incorporated by reference and should not otherwise be considered a part of this report.
All references to 2014, 2013 and 2012 in this report refer to our fiscal years ended on January 3, 2015, December 28, 2013 and December 29, 2012, respectively. Fiscal year 2014 was a 53-week year, while both fiscal years 2013 and 2012 were 52-week years.

ii

PART I
ITEM 1—BUSINESS
General
West Marine was founded in 1968 by a sailor and is the largest omni-channel specialty retailer exclusively offering boating supplies, gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water. With 279 stores located in 38 states, Puerto Rico and Canada as of the end of 2014 and two eCommerce websites reaching our retail and professional services customers, West Marine is recognized as the leading waterlife outfitter for cruisers, sailors, anglers, paddle sports enthusiasts, and industry service providers. We strive to provide exceptional customer experiences and offer the convenience of omni-channel shopping.
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
Business Strategy
West Marine is a leading specialty retailer serving people who enjoy recreating on or around the water. We offer a broad selection of core boating and water recreation products, primarily serving the needs of boat owners and professionals who provide services to them. We do this through physical stores and two eCommerce websites, making us a leading omni-channel specialty retailer in our industry. Our strategies are designed to broaden West Marine into a waterlife outfitter, while maintaining our position as the leading boat parts specialty retailer. To expand our brand position, we have been focusing our efforts and investments in our omni-channel business strategies designed to increase our customer base and grow revenues from core boating and merchandise expansion products. Our strategic goals are reflected in our "15/50 plan."
eCommerce
The first number in the 15/50 plan refers to our objective to grow our eCommerce business to 15% of total sales. Over the past several years, we have invested in our eCommerce websites and, early in 2014, we launched our new westmarine.com website . We experienced greater-than-anticipated disruption stemming from the launch, and realized modest growth of 1.4% for the year. However, by the fourth quarter, this upgraded retail platform stabilized and the growth rate for domestic eCommerce had recovered to 11.7% for the quarter by offering our customers enhanced functionality, relevant product information and a wider breadth of products, including our merchandise expansion categories. Our eCommerce channel represented 7.7% of our 2014 revenues, as compared to 7.6% last year. We believe these enhancements will continue to drive growth and strengthen our omni-channel position. Also, in an effort to accelerate our eCommerce business, during 2014, we invested in people and systems to build a new wholesale website (portsupply.com) ,which successfully launched in January of 2015. This website serves our professional customer, and similar to other business-to-business websites, we believe portsupply.com will help this channel grow, but on a smaller base than our retail consumer site.
Store Optimization
The second number in the 15/50 plan reflects our goal of deriving 50% of total sales from our consolidated or revitalized stores. Collectively, we refer to these as "experience stores," as they provide a new shopping experience for our customers, both in terms of store design and expanded product assortment. From 2009 to 2013, our store optimization program consisted of store consolidations, where we evolved to fewer, larger stores in our major markets. These stores drive sales and profitability by allowing us to offer an improved shopping experience with greatly expanded product assortments in what we believe to be better store locations. The larger scale of these locations, typically greater than 11,000 square feet, also allows us to staff the stores with sales associates having a diversity of specialized product knowledge. In connection with the store consolidation component of our store optimization strategy during 2014, we opened seven stores and expanded the selling square footage of three stores, while closing other stores in those same markets.
Beginning in 2014, we expanded our store optimization strategy to include "revitalizations" of select stores. A store revitalization consists of light remodeling, space optimization, product assortment changes, new product category introduction, and associate training. We also deploy more flexible fixtures which enables us to present our product assortments, which vary by season in a more cost effective manner. These changes allow us to offer merchandise expansion products, appeal to a broader base of customers, and provide the space and flexibility to appropriately transition products as the seasons change. During 2014, we revitalized 11 stores in key markets and early results are positive.
We ended the year with an aggregate of 2.71 million total square feet of space for all stores, up slightly from 2.69 million square feet at the end of fiscal 2013. We anticipate slowing the pace of consolidation projects in 2015, as we completed the majority of consolidations that we had previously identified, and with our early success with revitalizations, we plan to expand this program to include approximately 15 locations in 2015.
Merchandise Expansion
Our eCommerce and store optimization strategies are supported by our growth objectives in our merchandise expansion product categories. This strategy welcomes a broader base of customers who are passionate about recreating on and around the water by providing these customers with a broader selection of footwear, apparel, clothing accessories, fishing products, waterlife accessories, and paddlesports equipment. We are currently offering this expanded assortment in our larger-format stores and on our eCommerce website. During 2014, sales of this group of products increased by 14.1% and comprised approximately 18.7% of our revenues, compared to approximately 16.5% last year. In an effort to accelerate our merchandise expansion strategy, we are further increasing the balance of products in categories such as footwear, clothing, and paddlesports in our revitalized locations. Additionally, we are testing new product categories to better serve our customers and further position West Marine as the foremost authority for all waterlife needs and wants.
Merchandising
Our merchandise mix over the last three years is reflected in the table below:

	2014	2013	2012
Core boating products (1)	81.3%	83.5%	84.7%
Merchandise expansion products (2)	18.7%	16.5%	15.3%
Total	100.0%	100.0%	100.0%

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
We are committed to offering a broad assortment of merchandise that provides our customers what they want, when they want it. As we grow revenues through our merchandise expansion strategy, we expect that core boating products will continue to grow, but at a slower pace than merchandise expansion products. We do believe that there is an opportunity to further drive sales of core products, particularly through our smaller traditional stores, and during 2015, we will be increasing product assortments and testing some operational changes to achieve this goal.
Our merchandising department is responsible for vendor and product selections and works closely with our planning and replenishment department, which is responsible for purchasing and managing inventory levels in our distribution centers and in our stores. We also offer our customers the ability to special order products that we do not stock in our stores or at our distribution centers.
We purchased merchandise from more than 800 vendors during 2014 and realized savings through quantity purchases and direct shipments. In 2014, no single vendor accounted for more than 9% of our merchandise purchases, and our 20 largest vendors accounted for approximately 40% of our merchandise purchases. Generally, we purchase merchandise from our vendors on an order-by-order basis.
We continued to offer private label merchandise in 2014, which typically has higher gross margins than comparable branded products. Private label products, which we sell under the “West Marine,” “Black Tip,” “Third Reef,” “Pure Oceans,” "Lifesling," and “Seafit” brand names, usually are manufactured in Asia, the United States and Europe. We have a limited number of long-term contracts with our manufacturing sources, and we compete with other companies for production facilities and import quota capacity.
Omni-channel Shopping Experience
Our strategy is to offer a seamless omni-channel shopping experience to retail and professional customers through our stores, eCommerce websites, and our catalog and call center operations. Although we sell through all of these channels, our primary sales channel remains our stores.
Stores
The following table shows the number of stores opened and closed in each of our last three fiscal years:

	Fiscal 2014				Fiscal 2013				Fiscal 2012
	Flagship	Large-Format	Standard	Total	Flagship	Large-Format	Standard	Total	Flagship	Large-Format	Standard	Total
Beginning stores	16	38	233	287	13	29	258	300	9	23	287	319
New stores	2	5	—	7	3	8	—	11	3	6	1	10
Closed stores	—	(2)	(13)	(15)	—	—	(24)	(24)	—	—	(29)	(29)
Expansion	1	1	(2)	—	—	1	(1)	—	1	—	(1)	—
Ending stores	19	42	218	279	16	38	233	287	13	29	258	300

(1)	Flagship stores range in size from more than 18,000 sq. ft. to 50,000 sq. ft.

(2)	Large-format stores range in size from 12,000 sq. ft. up to 18,000 sq. ft.

(3)	Standard stores are less than 11,000 sq. ft in size.
At the end of 2014, we had 279 stores, compared to 287 stores at the end of 2013. While store count declined by 2.8% year-over-year, selling square footage increased slightly by 0.5%.

In the third quarter of 2014, as part of our strategic planning process, we announced our intention to wind down the operations of our Canadian retail stores to focus our financial and management resources on our U.S. growth initiatives. As a result, in 2015, we will close seven of our Canadian stores.
Our flagship and large-format stores offer an expansive array of merchandise, an enhanced customer experience, a more appealing selling environment, and displays designed to help customers make informed product selections. These stores not only offer an extensive assortment of core boating hardware and supplies, but also present a broader selection of water life products, such as paddlesports, clothing, footwear and accessories. Because these stores are larger, they provide more flexibility to accommodate seasonal product changes and the ability to welcome a broader group of customers who enjoy recreating on or around the water. At our larger stores, we are adding in-store specialists for key categories such as apparel, paddlesports, fishing and electronics. These associates enhance our ability to understand and meet our customers' needs.
Our standard-sized traditional stores focus on carrying core boating products and we will be investing in about 180 of these stores in 2015 to provide more breadth and depth of core products to increase sales. Our standard-sized traditional stores also support our omni-channel strategy by directing our customers to shop through our other channels, such as our eCommerce website, to access the vast array of our merchandise expansion and water life products.
In 2015, we expect to open three flagship stores, these store openings will replace four traditional stores.
Our extensive store network gives us an advantage in serving all of our customers, including professional customers seeking convenience and a larger assortment of products than those carried by typical distributors. Our professional customers include businesses involved in boat sales, boat building, boat commissioning and repair, yacht chartering, marina operations and other boating-related activities. In addition, we sell to government and industrial customers who use our products for boating and non-boating purposes. We believe that with continued professional customer focus, expanded distribution capabilities, (including using our larger stores in certain markets as hubs or regional distribution centers), and broad product selection and availability, we will continue to be recognized as the preferred wholesale distributor in the industry enabling us to grow market share with our professional customers.
Direct-to-consumer
Our eCommerce websites at westmarine.com and portsupply.com, direct mail catalogs, and call center comprise our direct-to-consumer sales channel. This channel complements our stores by building brand awareness, acting as an additional marketing vehicle, and providing our customers with the option of shopping from around the globe, 24 hours a day. We offer a return-to-store option for direct-to-consumer orders and an in-store delivery service for on-line orders. In addition to this "ship-to-store" model, which our customers are increasingly embracing, we also are in the process of developing a "ship-from-store" option for our direct-to-consumer orders, with roll out planned later in 2015. We believe this service will allow us to increase our sales and improve inventory turns by having more products readily available to fulfill orders.
Our westmarine.com website provides our customers with access to a broad selection of approximately 93,000 products, unique product advisor tips and technical information, over 1,000 product videos and 33,000 total reviews. We also believe our website is a cost-effective means of testing market acceptance of new products and concepts.
Our portsupply.com website provides our customers the same functionality as on our retail site, along with the ability to check inventory levels in multiple locations, build requisition lists, and look up invoices.

Our eCommerce websites, direct mail catalogs, and call center also provide customers with access to knowledgeable technical advisors who assist our customers in understanding the various uses and applications of the products we sell. We operate a virtual call center from which our associates process customer orders from the associates' homes or from our support center in Watsonville, California. Our call center provides enhanced customer service and supports sales generated through our eCommerce website, catalogs and stores.
Through our loyalty program, West Advantage, we have built an extensive and proprietary customer list which allows us to provide compelling and relevant offers to our customers. In addition, we acquire potential customer names from a variety of sources. Our customer list is continually updated with customer-provided information and new customer prospects, and to eliminate non-responders and requests from customers to opt out of our marketing programs.
Customer Service
Since our founding, offering exceptional customer service has been the cornerstone at West Marine. Our focus on delivering an outstanding customer experience is accomplished through advanced product and technical training for our associates and then empowering them to resolve customer issues at the local level. Through listening to our customers, we continually refine our business processes to meet their needs.
Marketing
Our customers generally have a passion for water recreation. Our marketing objective is to deliver intelligent, consistent, actionable, relevant content and customer experiences across all touch points. Our approach includes a seamless omni-channel customer experience, personalization and retention strategies through a fully-integrated marketing program that includes direct mail, email, traditional and digital advertising, such as paid search and digital display ads, digital radio, social media and mobile technology. We position the West Marine brand to stand for a unique value proposition supported by extensive product offerings, friendly and knowledgeable service and shopping convenience, whether on-line or in a store. The goal of this work is to expand our customer base and drive business growth, sales and profit.
Our loyalty program, West Advantage, includes both free and paid memberships that allow our customers to earn points on qualifying purchases for future discounts, exclusive offers and invitations to unique shopping events designed to reward our customers for their support and loyalty.
As part of our Mission Statement, we are committed to conserving marine resources, reducing our impact on the environment and promoting boating participation. West Marine is dedicated to being a leader in sustainability within our industry, through our “Blue Future®" initiative. We support Blue Future in our daily operations by monitoring our carbon footprint year after year, offering our customers environmentally preferable products, including our own "Pure Oceans®”private label brand, and by focusing our community and charitable efforts on youth boating, preserving the marine environment and maintaining healthy fish stocks. These important initiatives are designed to encourage participation in boating and related water activities, promote environmental responsibility and improve West Marine’s brand perception and recognition.
Logistics and Distribution
We operate two full-service, multi-channel distribution centers: a 472,000 square foot facility in Rock Hill, South Carolina and a 240,000 square foot facility in Hollister, California. Generally, vendors ship products to our distribution centers where merchandise is received and prepared for shipment to stores or shipped directly to customers. Some vendors ship products directly from their facilities to our stores. We also fulfill orders for our professional customers with the goal of same day or next day van delivery through our larger stores in certain markets, which serve as hubs or regional distribution centers. We believe our network of regional distribution facilities provides us with a competitive advantage to better serve our professional customers who value the speed and service levels our hubs are able to provide to them. We also have plans to roll out our "ship-from-store" initiative in the latter part of 2015 to enable speed of product to our customers and to improve our inventory turns. We use various third-party domestic and international transportation methods, such as ocean, air and ground, including company-owned vehicles. Our distribution centers utilize advanced material handling equipment and voice-picking technologies, as well as radio frequency systems, to enable real-time management of inventory.
Competition
The market for marine supplies is highly competitive. Our stores compete with other specialty boating supply stores, and a variety of local and regional specialty stores, sporting goods stores and mass merchants. Many of these competitors have stores in markets where we operate. Also, we have a number of competitors engaged in the catalog, Internet and wholesale distribution of marine products. The principal factors of competition in our marketplace are selection, quality, availability, price, customer service, convenience and access to a wide variety of merchandise. Although we face tough competition in the marine market, we believe that we offer our customers a value proposition that is unmatched by our competitors through our 279 stores, our eCommerce websites, our regional distribution capabilities and our knowledgeable, skilled associates.

Trademarks and Service Marks
We own the trademarks and service marks “West Marine®” and “Port Supply®,” among others. These marks and a number of others are registered with the U.S. Patent and Trademark Office and in certain foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal.
Associates
As of February 27, 2015, we had 3,642 associates, of whom 1,791 were full-time and 1,851 were part-time or temporary. A significant number of temporary associates are hired during the summer peak selling season. For example, West Marine employed 4,488 associates on June 28, 2014.
International Sales
We promote and sell our marine products internationally primarily through our wholesale and direct-to-consumer sales channels. As previously disclosed, over the next few years, to ensure focus and to enable us to redirect resources for investment in our growth strategies, we will be closing each of our ten Canadian stores as leases expire. The first of these stores closed in January 2015, and we are planning to close six more stores by September 2015. In addition, as of January 14, 2014, our franchise agreement terminated for our franchisee's stores in Turkey. For each of 2014, 2013 and 2012, revenues from outside of the United States represented less than 5% of our total net revenues.
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
We have adopted a code of ethics that we call "Living our Values - West Marine Code of Ethics" for our associates, contractors, officers, and Board of Directors, which includes ethical standards for our senior financial officers (including our principal executive officer, principal financial officer and principal accounting officer). A copy of this code of ethics is available on our website at westmarine.com, or a printed copy can be obtained by writing to the Secretary, West Marine, Inc., 500 Westridge Drive, Watsonville, California 95076. Any amendments to this code of ethics, as well as any waivers that are required to be disclosed under the rules of the SEC or the NASDAQ Stock Market, will be posted on our website at westmarine.com.
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
To support these growth strategies, we are significantly increasing our investments in store development, information technology infrastructure, adding key positions to our eCommerce and information technology departments, and making investments in marketing to attract a more diverse customer base. Each of these initiatives carries a certain level of risk, primarily related to increased expenses or reduced revenues, which, when combined, could be material. If we fail to successfully execute one or more of these strategies, , or if positive results from these strategies take longer to realize than originally expected, our profitability in the short and/or long-term, could be adversely affected.

We have been and are continuing with implementing a change in our business strategy to broaden our brand from a boating supply retailer to a waterlife outfitter, and there is no assurance that we will be successful in implementing this strategy.
As further discussed under Item 1. Business, we have begun to implement a business strategy the key object of which is to broaden the West Marine brand to appeal to a broader customer demographic. Our plans to evolve from a boating supply retailer to a broader waterlife outfitter are centered around enhancements in our three key strategic initiatives, which are designed to grow our customer base, increase our top-line sales and our flow-through to bottom line profitability. While we believe in this refinement of our brand positioning, we can make no assurances that we will be successful in these efforts.

Our inability to achieve steady, profitable growth would materially adversely affect our results of operations and financial condition.
A critical component of our business strategy is to ensure steady growth in profitability. In connection with this strategy, we implemented and continue to refine our key growth strategies designed to broaden our brand with increased product assortment, revitalization of our store experience, increasing our eCommerce presence and enhancing our operational efficiency. For additional information regarding our strategic plan, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K ("MD&A"). It may take longer than expected, and require increased investments, to execute on our strategies to broaden our brand appeal which could delay or prevent us from achieving profitability or otherwise have a material adverse effect on our results of operations and financial condition.
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
An inability to find suitable new and expanded store sites or delays in new store openings or unplanned cost overruns could materially affect our store optimization strategy and, consequently, our financial performance.
In order to meet our growth objectives, we need to secure an adequate number of suitable new or expanded store sites, typically near marinas or other locations readily accessible by boaters. We require all proposed store sites to satisfy our criteria regarding cost and location. In addition, we may experience increased competition for store sites and, at some point, exhaust available coastal locations for new stores. We cannot assure that we will be able to find a sufficient number of suitable new sites for any planned expansion in any future period.
Our expected financial performance is based on our new, remodeled, or expanded stores opening on expected dates and on budget. It is possible that events such as construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of God, discovery of contaminants or accidents could delay planned new store openings beyond their expected dates, give rise to cost overruns, or force us to abandon planned openings altogether. Additionally, we may incur cost overruns on projects if we underestimate the scope of work or level of expense required. Any failure on our part to recognize or respond to any of the foregoing issues may adversely affect our revenue growth, which, in turn, may adversely affect our operating results.
We experience fluctuations in our comparable store sales.
Our comparable store sales have fluctuated significantly in the past on an annual and quarterly basis, and we expect that they will continue to fluctuate in the future. A variety of factors affect comparable store sales including boat usage, boating participation, current economic conditions, competition, the timing and release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors and others may cause our comparable store sales, customer traffic, conversion and average order values to differ materially from prior periods and from expectations. Failure to meet the expectations of investors in one or more future periods could reduce the market price of our common stock.

Changes in customer or product mix could cause the gross margin to decline.

We are experiencing growth in sales of our merchandise expansion categories, compared to a decline in our core product categories. In 2015, we are increasing our investments in core product merchandise in key markets, which generally are sold at higher gross margins and not susceptible to higher seasonal clearance. Additionally, we are experiencing larger growth from our professional customers than from our retail customers, and our professional customers typically receive discounted pricing due to their higher sales volume. If this customer and product mix shift continues or significantly increases, we will face gross margin pressure and there can be no assurance that we will be able to maintain historical gross margins in the future.
Our eCommerce operations subject us to numerous risks that could have an adverse effect on our operating results.
We are pursuing a heightened focus on technology to enhance our website and eCommerce business by broadening the selection of our on-line merchandise offering, improving product search performance, and increasing the overall speed of our website. Although revenues generated by eCommerce constitute a small, but increasing portion of our overall revenues, our eCommerce operations subject us to certain risks that could have an adverse effect on our operating results, including: diversion of traffic and sales from our stores; liability for on-line content; and risks related to the computer systems that operate our website and related support systems, such as computer viruses, electronic break-ins and similar disruptions. Changing regulations and laws governing the Internet and eCommerce transactions (including taxation, user privacy, data protection, pricing and electronic communications) could impede the growth of our eCommerce business and increase our cost of doing business.  In addition, other risks beyond our control, such as entry of our vendors in the eCommerce business in competition with us, and on-line security breaches could have an adverse effect on our results of operations.
If we are not able to anticipate and respond to changing consumer preferences in a timely manner, our merchandise expansion strategy and our operating results could materially suffer.
Our merchandise expansion strategy focuses on growing sales in the categories that are not tied to boat ownership, such as apparel, footwear, clothing accessories, fishing, cabin/galley and paddlesports equipment. These categories differ from our core merchandise categories which are more directly related to owning and caring for a boat, the supply and demand of which typically is based on the frequency and duration of boat usage. This merchandise expansion strategy depends, in large part, on our ability to successfully attract a more diverse water life consumer and to introduce new products to all of our customers, as well as the level of consumer acceptance of these strategies. Consumers continue to have a wide variety of choices in terms of how and where they purchase these products. Failure to accurately predict and adapt to constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, or to effectively address consumer concerns, could have a material adverse effect on our revenue, results of operations and reputation with our customers.
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

If we are unable to effectively and efficiently wind-down the operations of our Canadian stores and/or shift sales from these stores to our eCommerce site, our operating performance could be impacted more negatively than anticipated.

In the third quarter of 2014, as part of our strategic planning process, we announced our intention to wind-down the operations of our Canadian stores. Our senior leadership team and our Board of Directors determined that an orderly wind down would allow us to better focus our financial and management resources on our U.S. growth initiatives to provide a greater likelihood of more attractive long-term financial returns. If we are unable to effectively and efficiently execute the closure of our Canadian stores, and/or we are not able to transfer the sales from these stores to our eCommerce website, our top line revenue and our estimated costs and expected cash outflows could be negatively impacted.See the discussion under the caption “Critical Accounting Policies and Estimates” in the accompanying MD&A for additional information regarding our accounting policies for costs associated with exit or disposal activities.
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
Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified associates, including general managers, assistant managers, eCommerce associates and store associates, who understand retail, appreciate boating, and the boating lifestyle, and the varied product lines we carry, and are able to communicate knowledgeably with our customers. Qualified individuals of the requisite caliber and in the numbers needed to fill these positions may be in short supply in some areas. Historically, turnover rates in the retail industry are high in comparison to other industries. In particular, the relatively rural location of our support center in Watsonville, California, has on occasion limited our ability to attract and recruit candidates with required background and experience in the retail, information technology and eCommerce fields.
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
Our performance also depends largely on the efforts and ability of our senior management. We do not maintain any key-man life insurance for our senior management, including Matthew Hyde, our President and Chief Executive Officer. If we do not effectively implement our strategic and business planning processes to attract, retain, train and develop future leaders, our business may suffer. We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace. Recently, we have experienced turnover in key executive positions, including our Chief Financial Officer and our Executive Vice President - Merchandising. If we are unable to replace these positions with qualified personnel and/or if further unexpected leadership turnover occurs, the loss of the services of these individuals could negatively impact our ability to be able to successfully manage our business or achieve our growth objectives.
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
Any failure to maintain the security of the information relating to our business, customers, employees and vendors, whether as a result of cybersecurity attacks or otherwise, could damage our reputation with customers, employees and vendors, cause us to incur substantial additional costs, including fines and penalties, and to become subject to litigation, and could adversely affect our operating results.
We receive certain personal information about our customers, associates and vendors. We also rely on business partners to provide services to us that may include the sharing of important business information or data about our customers, associates and vendors. In addition, our point of sale at stores and online operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. While we maintain security measures to protect and to prevent unauthorized access to such information, it is possible that unauthorized parties (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might compromise our security measures or those of our service providers and obtain the personal information of customers, associates and vendors that we hold or other confidential Company data. Such an occurrence could adversely affect our reputation with our customers, associates, and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of fines and penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations.. Likewise, with increased cybersecurity attacks in various industries, including the retail sector, we cannot be assured that we will be able to attract and retain sufficient qualified IT security personnel, especially in light of the increased demand for such personnel in all industries.
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
We depend on information systems for many aspects of our business. We rely on certain software vendors to implement, maintain and periodically upgrade many of these systems so that we can continue to support our business. We could be materially adversely affected if our information systems are disrupted or if we are unable to implement, improve, upgrade, maintain and expand systems, particularly in light of our continued focus on our omni-channel growth strategies.
The success of these key growth strategies designed to increase our sales and improve margin is dependent in varying degrees on the timely delivery and the functionality of information technology systems to support them. Extended delays or cost overruns in securing, developing and otherwise implementing technology solutions to support our strategic business initiatives would delay and possibly even prevent us from realizing the projected benefits of those initiatives.
Our success also depends on our ability to anticipate and implement innovations in sales and marketing technology to appeal to existing and potential customers who increasingly rely on multiple portals, including mobile technologies, to meet their shopping needs. Failure to enhance our technology and marketing efforts to align with our customers’ shopping preferences could significantly impair our ability to meet our strategic business and financial goals.
Our founder and Chairman, Randolph K. Repass, beneficially owns approximately 27% of our common stock and his interests may differ from that of our other stockholders.
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
We are subject to various routine and non-routine reviews, audits and investigations by various federal and state governmental regulators, including consumer protection, environmental, tax and customs agencies. Violation of the laws and regulations governing our operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the suspension or revocation of our licenses, or the revision and recoupment of past payments made based on audit findings. In addition, certain third-party service suppliers have rights under their contracts with us to review and audit our use of their licensed products, and an unfavorable audit could result in adverse and possibly material claim for payment. Many proceedings and audits raise complex factual and legal issues and are subject to uncertainties. If we become subject to material fines or other payments due and owing, the cost of defense, or if other sanctions and/or corrective actions are imposed upon us or if we incur significant costs to refute or defend against any such fine, claim or other sanction, our results of operations may be negatively impacted.

Our business and financial results may be adversely affected by global climate change or by legal, regulatory or market responses to such change.
The prevailing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, especially during our peak boating season, could reduce boat usage, the sale of our products or materially affect our store locations, which are primarily located in coastal areas, through storm damage, restricted water access from droughts, reduced traffic, or increased insurance rates. Additionally, concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers which, if adopted, may adversely affect the boating industry and the suppliers of our retail products. Laws enacted may increase production costs for many of our retail products and, therefore, the prices we pay to stock such products may increase. We may not be able to pass along these increased prices to our customers, which could adversely impact our business and financial results.
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
We believe that insurance coverage is prudent for risk management, and we expect that our insurance costs will continue to increase. For certain types or levels of risk, including medical care, we have decided to limit our purchase of relevant insurance, choosing instead to self-insure. With medical insurance, we have individual and aggregate stop loss insurance to protect us from large claims. Additionally, we may incur certain types of losses that we cannot insure or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, and some natural disasters. For example, we insure our workers’ compensation losses through a high deductible program. This high per-claim deductible permits us to maintain low premium rates but may result in unexpectedly high costs if actual losses greatly exceed the expected losses in a year, with a corresponding negative effect on our operating results.
If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our business and operating results. Additionally, unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including potential increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations.
With the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act, we may experience an increase in participation in our group health insurance programs, which may lead to a greater number of medical claims. If we experience a greater number of self-insured losses than we anticipate, our financial performance could be adversely affected.
Failure of our internal control over financial reporting could harm our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We cannot provide assurance that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure that we will be able to attract and retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly-traded companies.

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
Until we complete the wind down of our Canadian retail store operations, our cash flows and earnings are exposed to currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar. Our currency exchange gains or losses may adversely impact our cash flows and earnings. Additionally, adverse movements in currency exchange rates could result in a reduction in growth of international direct-to-customer sales, impacting our cash flows and earnings.
We might be involved in claims or disputes related to intellectual property that require us to protect our rights or defend against claims of infringement.
We take precautionary measures to protect our brand, including registering our various trademarks in the United States and internationally and by relying on trade secret, patent, copyright and trademark laws and confidentiality agreements with our associates and other third parties, all of which offer only limited protection. We do not know whether the U.S. Patent & Trademark Office or corresponding foreign agencies will grant registrations based on our pending trademark applications. Even if registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. Despite our efforts, the steps we have taken to protect our intellectual property rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States.
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
We are subject to a wide variety of laws and regulations in the United States and the other countries and jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices and/or our profitability. Changes in U.S. or foreign law that change our operating requirements with respect to sourcing or reselling products could increase our costs of compliance or make it too expensive for us to offer such products, which could lead to a reduction in revenue. Also, changing regulations and laws governing the Internet, eCommerce, electronic devices, and other services (including taxation, user privacy, data protection, pricing and electronic and mobile communications, environmental regulations and information reporting requirements) could diminish the demand for our products and services, impede the growth of our eCommerce business and increase our cost of doing business. In addition, changes in interpretations of laws or regulations, including interpretations as to what constitutes personally identifiable information, could adversely impact industry practices related to the collection and use of customer information. Any changes we make in the manner in which we collect and/or use such information could add significant costs, expose us to litigation, impact our marketing efforts, impede growth of our customer database and limit our customer-service offerings. Furthermore, changes in federal or state wage requirements (including changes in minimum wage requirements, entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation) could adversely impact our ability to achieve our financial targets.
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
ITEM 1B—UNRESOLVED STAFF COMMENTS
None.
ITEM 2—PROPERTIES
Our executive offices and support center are located in a 104,000 square foot facility in Watsonville, California, which we occupy under a lease that expires in 2016. We operate a 240,000 square foot distribution center located in Hollister, California, under a lease that expires in 2021. We also operate a 472,000 square foot distribution center located in Rock Hill, South Carolina, under a lease that expires in 2017. At January 3, 2015, our 279 stores comprised an aggregate of approximately 2.7 million square feet of space. All but one of our stores are leased, typically for a five-year or 10-year initial term, with options to renew for at least one five-year period. In some leases, we pay a fixed rent, in others we have a period of fixed rent and then a rent charge that is either fixed, determined by fair market rent or determined by a consumer price index calculation. Substantially all of our leases require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses and common area maintenance.
ITEM 3—LEGAL PROCEEDINGS
On October 23, 2013, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of California by two California former hourly employees. The complaint sought unspecified damages for alleged violations of the California Labor Code, the California Business and Professions Code and the federal Fair Labor Standards Act, as well as civil penalties and attorney’s fees under the Labor Code Private Attorney General Act. The complaint alleged that we miscalculated and failed to pay overtime for employees off-the-clock work and certain selling incentive bonuses (or spiffs), issued inaccurate wage statements, failed to provide adequate rest and meal periods and other labor-related complaints. On September 19, 2014, the District Court granted our motion for summary judgment on a number of the asserted claims, including the rest and meal break allegations, but certified the spiff miscalculation class and the derivative wage statement and former employee classes. On October 10, 2014, we filed an interlocutory appeal with the United States Court of Appeals for the Ninth Circuit asserting that the District Court erred in certifying the various classes. While the appeal was pending, in January 2015, we entered into a settlement and release agreement for all remaining class and individual claims, without admission of any wrongdoing, and the District Court granted the motion for preliminary approval of the settlement, with the hearing for final approval set for May, 2015. We recorded a charge of approximately $0.4 million for the estimated payments, including attorneys’ fees, costs and administrative expenses, in connection with this settlement liability. Such amount had no material impact on our financial statements. Additionally, on October 8, 2014, a putative class action was filed against us in the Superior Court of the State of California, County of San Diego, by a California former hourly employee claiming violations of the California Labor Code and the California Business and Professions Code. The complaint seeks unspecified damages and attorney’s fees, alleging our failure to pay overtime to hourly store employees who earned bonus wages or commissions during pay periods in which they worked overtime, and the derivative claims of failure to provide accurate wage statements and all wages owed upon termination of employment. We intend to defend this action vigorously and the outcome of this matter cannot be determined at this time. See Note 6 to our consolidated financial statements for further discussion.
We are also involved in various other legal and administrative proceedings, claims and litigation and regulatory compliance audits arising in the ordinary course of business. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact our results in the quarter and/or fiscal year in which such developments, settlements or resolutions are reached.
Based on the facts currently available, we do not believe that the disposition of any of the class action lawsuits discussed above or any other claims, regulatory compliance audits, legal or administrative proceedings that are pending or asserted, individually and in the aggregate, will have a material adverse effect on our financial position. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact our results of operations in any given period.
For the two class action lawsuits and for any other claims, regulatory compliance audits, legal or administrative proceedings where we have determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For any such matters where a loss is reasonably possible, the range of estimated loss is not material individually and in aggregate.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
High	$14.27	$11.70	$11.00	$12.92
Low	$11.09	$9.91	$8.46	$8.74
2013
High	$13.18	$12.43	$12.30	$14.23
Low	$10.61	$11.00	$10.58	$11.25
As of March 6, 2015, there were approximately 6,321 holders of record of our common stock, and the last sale price reported on the NASDAQ Global Select Market was $10.52 per share. We have not paid any cash dividends on our common stock, and we do not anticipate doing so in the foreseeable future.
Issuer Purchases of Equity Securities
As previously reported, West Marine's Board of Directors approved a $10 million share repurchase program in March 2013. Through January 3, 2015, we repurchased 657,999 shares under this program for a total cost of $8.7 million. We did not repurchase any shares after February 12, 2014. Please refer to Note 10 to our consolidated financial statements in this annual report on Form 10-K for more information regarding the share repurchase program.
Any further repurchases may be made from time to time in the open market, in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The program does not obligate West Marine to acquire any additional common stock and the program may be suspended at any time at our discretion.

The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our definitive proxy statement for our 2015 annual meeting of stockholders.

The following graph compares the five-year cumulative total stockholder return on West Marine common stock with the five-year cumulative total return of (i) the NASDAQ Composite Index and (ii) peer companies in the Morningstar Industry Group—Specialty Retail index. The graph showing the Morningstar Industry Group—Specialty Retail was compiled and prepared for West Marine by Zacks Investment Research. We have been advised by Morningstar that Zacks Investment Research is the exclusive provider of Morningstar industry data for total return performance graphs. The Morningstar index presented below consists of 223 specialty retailers.

250
200
150
100
50
0
DOLLARS
1/2/2010
1/1/2011
12/31/2011
12/29/2012
12/28/2013
1/3/2015
WEST MARINE, INC.
MORNINGSTAR INDUSTRY GROUP INDEX
NASDAQ COMPOSITE INDEX

COMPARISON OF 5 YEAR CUMMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON JAN. 2, 2010
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING JAN. 3, 2015

Fiscal Year End:	1/2/2010	1/1/2011	12/31/2011	12/29/2012	12/28/2013	1/3/2015
West Marine, Inc.	$100.00	$131.27	$144.29	$132.63	$175.43	$155.09
Specialty Retail	100.00	128.79	124.06	158.84	230.14	227.20
NASDAQ Composite Index	100.00	118.02	117.04	134.77	191.67	220.62
The performance graph set forth above will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that we specifically incorporate it by reference, and will not otherwise be deemed to be soliciting material or to be filed under such Acts.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA
The following consolidated balance sheet data for 2014 and 2013 and consolidated statement of operations data for 2014, 2013 and 2012 have been derived from our consolidated financial statements for the fiscal years appearing elsewhere in this report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and notes thereto in Item 8. The consolidated balance sheet data for 2012, 2011 and 2010 as well as the statement of operations data for 2011 and 2010 are derived from audited consolidated financial statements and the notes thereto that are not included in this annual report on Form 10-K.

(in thousands, except per share and operating data)	2014	2013	2012	2011		2010
Consolidated Statements of Operations Information:
Net revenues	$675,751	$663,174	$675,251	$643,443		$622,290
Income from operations	4,432	15,743	25,298	22,789		14,846
Income before income taxes	4,004	15,309	24,457	21,871		14,209
Net income	1,948	7,837	14,719	32,753	(1)	13,189
Net income per share:
Basic	$0.08	$0.32	$0.63	$1.44	(1)	$0.59
Diluted	0.08	0.32	0.62	1.41	(1)	0.57
Consolidated Balance Sheet Information:
Working capital	$224,026	$222,980	$217,750	$194,707		$171,106
Total assets	385,501	364,243	350,979	332,948		304,433
Long-term debt, net of current portion	—	—	—	—		—
Operating Data:
Stores open at year-end	279	287	300	319		327
Comparable stores net sales increase (decrease) (2)	1.2%	(1.8)%	3.1%	2.3%		5.5%

(1)	Includes an $18.4 million non-cash benefit from the release of substantially all of our valuation allowance against deferred tax assets.

(2)
Comparable store sales are calculated by including net sales of stores that have been open at least 13 months. Therefore, a store is included in the comparable store sales in the fiscal period in which they commence their 14th month of operations. Stores that were closed or substantially remodeled (i.e., resulting in an increase or decrease of 40% or more of selling square footage) are excluded from the comparable store sales base. Beginning in fiscal 2013 and in line with our omni-channel focus, we reported comparable store sales results to include sales from our direct-to-consumer and wholesale channels. For fiscal years 2012, 2011 and 2010, previously reported comparable store sales, which excluded direct-to-consumer and wholesale sales were 3.3%, 2.3% and 6.3%, respectively.

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

•
our efforts to broaden the West Marine brand from a boating equipment and accessories retailer to a water life outfitter with an expansive product offering targeting a larger customer base. This brand expansion requires the success of our key growth strategies: eCommerce expansion, Store optimization, and Merchandise expansion; and

•
our ability to continue to manage our expenses and execute on our growth strategies in a relatively flat boating equipment market, as well as facts and assumptions underlying these statements or projections.

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
Overview
We are the largest omni-channel specialty retailer exclusively offering boating gear, apparel and footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water with 2014 net revenues of $675.8 million and net income of $1.9 million. Providing great customer experiences and a consistent brand is important to us, regardless of the sales channel our customer uses. Our 279 stores open at the end of 2014 are located in 38 states, Puerto Rico and Canada. As previously disclosed, over the next few years, to ensure focus on and to enable us to redirect resources for investment in our growth strategies, we will be closing our ten Canadian stores as leases expire. One store closed in January 2015 and we are planning to close six more by September 2015. Along with our numerous stores and our eCommerce websites reaching domestic and international customers, we are recognized as the dominant waterlife outfitter for cruisers, sailors, anglers and paddle sports enthusiasts.
We have been focusing on the following key growth strategies over the last few years and will continue to focus on and invest in these strategies in 2015 (for additional information refer to Item 1. Business of this annual report on form 10-K):

•	eCommerce

•	Store optimization

•	Merchandise expansion
We have invested significant resources in support of these key growth strategies and the pace of our investments will continue through 2015, including additional capital investments to further improve our eCommerce websites and to upgrade our information technology infrastructure. This work supports our omni-channel retail model, designed to provide a seamless customer experience across all shopping channels. We will also incur additional investments in staffing to support execution of these initiatives in key areas, such as information technology and eCommerce. In addition, there will be incremental investments in marketing which, along with a reallocation of some of our traditional media spending, is intended to attract a more diverse group of customers and, thereby, grow our customer base. These strategies and investments are expected to better position us to deliver incremental sales and operating margin improvement over time.
Results of Operations
The following table sets forth certain income statement components expressed as a percent of net revenues:

	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	71.4%	71.1%	69.3%
Gross profit	28.6%	28.9%	30.7%
Selling, general and administrative expense	27.9%	26.5%	27.0%
Income from operations	0.7%	2.4%	3.7%
Interest expense	0.1%	0.1%	0.1%
Income before income taxes	0.6%	2.3%	3.6%
Provision for income taxes	0.3%	1.1%	1.4%
Net income	0.3%	1.2%	2.2%
Fiscal 2014 compared with Fiscal 2013
53rd Week
The calendar for fiscal December 2014 included a sixth week, resulting in a 53-week year. During this 53rd week, total sales were $6.9 million; cost of goods sold was $5.1 million; selling, general and administrative expenses were approximately $1.5 million; and pre-tax income was approximately $0.2 million. Our comparable store sales in fiscal year 2014 excluding the impact of the 53rd week was an increase of 0.1%.
Revenues
We experienced unusually cold, rainy and windy weather in many of our markets in the first half of the year, which, in turn, drove a reduction in boat usage, and in certain seasonal markets, caused some customers to entirely forgo typical Spring commissioning of their boats. However, during the second half of 2014, we experienced a modest recovery in our sales trends as somewhat better weather conditions returned in many of our markets. The better weather conditions led to improved boat usage and sales in our core categories. In addition, we believe our focused strategies to drive holiday sales met with considerable success, enabling us to deliver 2.8% comparable store sales growth during the fourth quarter (adjusted to remove the impact of the extra week).
Net revenues for 2014 were $675.8 million, an increase of $12.6 million or 1.9%, compared to net revenues of $663.2 million for 2013. This increase primarily was due to a $7.2 million, or 1.2%, increase in comparable store sales. Comparable store sales results for the first, second, third and fourth quarters of 2014 were (1.7)%, (0.7)%, 0.6% and 8.7%, respectively. Fiscal 2014 was a 53-week year and included an extra week in the fourth quarter.
Revenues from core products, which represented 81.3% and 83.5% of our total revenues for 2014 and 2013, respectively, were down 1.7% during 2014 as compared to the same period last year, primarily as a result of reduced boat usage during the first half of 2014. These reductions year-over-year were offset by successes in our three key growth strategies, which remain a relatively small portion of our overall business and are discussed below.
As compared to the same period last year, we saw positive sales growth from our three key strategies: eCommerce; merchandise expansion; and store optimization. Sales through our eCommerce channel, driven by domestic eCommerce growth, increased by 1.4% for the year. Sales from our eCommerce channel declined during the first half of 2014 following the launch of our new website and delivered an 11.7% increase in the fourth quarter over the prior year. The eCommerce channel represented 7.7% of our 2014 revenues, as compared to 7.6% last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) were up 14.1%. Merchandise expansion products represented 18.7% of our 2014 revenues, as compared to 16.5% last year. Finally, with respect to our progress toward our goal of 50% of sales from stores in our optimized markets, we achieved 42.4% for the year compared to 35% in 2013. We also experienced increased sales to professional customers during 2014, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations.
Gross profit
Gross profit increased by $1.6 million, or 0.8%, to $193.2 million in 2014, compared to $191.6 million for 2013, primarily due to higher sales. Gross margin decreased to 28.6% in 2014, compared to 28.9% in 2013. This was driven by lower raw product margin rate, which decreased by 0.2%, primarily due to a shift in balance of sales from our retail customers, where transaction counts decreased due to less boat usage and reduced commissioning activities, as well as a shift toward sales from professional customers given the success of our wholesale growth strategy. Professional customers receive discounts on products based on purchase volumes that are not offered to retail customers. Gross margin was also lower by 0.2% due to higher occupancy expenses during the year, primarily due to a store closure lease liability recorded as a result of our store optimization strategy. These decreases were partially offset by a 0.1% improvement in inventory shrinkage.
Selling, general and administrative ("SG&A") expense
SG&A expense for 2014 was $188.8 million, an increase of $12.9 million, or 7.3%, compared to $175.9 million last year. SG&A increased as a percentage of revenues to 27.9% in 2014, compared to 26.5% in 2013. Drivers of higher SG&A expense included: a $5.0 million increase in support expense related to investment in information technology infrastructure and eCommerce website (portsupply.com); $4.0 million increase in benefits costs, including higher year-over-year health care claims; $1.5 million increase related to the impact of week 53 expenses; $1.3 million in higher training costs, including West Marine University, our biennial Company-wide training event and store associate training programs; and $0.8 million in legal fees.
Interest expense
Interest expense was $0.4 million for both 2014 and 2013. This expense consists primarily of the amortization of commitment fees, as our borrowings were minimal in 2014. Cash provided by operating activities funded property and equipment investments.
Net Income
Net income for 2014 was $1.9 million compared to net income for 2013 of $7.8 million. Our effective income tax rate for 2014 was 51.3%, compared to 48.8% in 2013. The year-over-year change in our effective tax rate was primarily due to placement of a valuation allowance of $0.8 million against our Canadian net deferred tax assets, as well as adjustments to the existing valuation allowance on California Enterprise Zone tax credits and prior year deferred true ups.
Our effective tax rate is subject to change based on the mix of income from different state and foreign jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. Our foreign earnings are not indefinitely reinvested outside the U.S. and are subject to current U.S. income tax. For more information, see Note 7 to our consolidated financial statements.
Fiscal 2013 compared with Fiscal 2012
Revenues
Net revenues for 2013 were $663.2 million, a decrease of $12.2 million or 1.8%, compared to net revenues of $675.3 million for 2012. This decrease primarily was due to a $11.5 million or 1.8% decrease in comparable store sales. Comparable store sales results for the first, second, third and fourth quarters of 2013 were (6.6)%, (2.7)%, 0.9% and 0.5%, respectively.
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
As compared to the same period in the prior year, we saw positive sales growth from our three key strategies: eCommerce; merchandise expansion; and store optimization. Sales through our direct-to-consumer channel, driven by domestic eCommerce growth, increased by 15.7%. The direct-to-consumer channel represented 6.5% of our 2013 revenues, as compared to 5.5% in the prior year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) were up 6.1%. Merchandise expansion products represented 16.5% of our 2013 revenues, as compared to 15.3% in the prior year. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets, where we have moved to a larger format store from multiple, smaller locations, were up 4.4%, during 2013. We also experienced increased sales to professional customers during 2013, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations.
Gross profit
Gross profit decreased by $15.9 million, or 7.6%, to $191.6 million in 2013, compared to $207.5 million for 2012, primarily due to lower sales. Gross margin decreased to 28.9% in 2013, compared to 30.7% in 2012. This was driven by lower raw product margin rate, which decreased by 1.1%, primarily due to promotional offers and a shift in balance of sales from our retail customers, where transaction counts decreased due to less boat usage and reduced commissioning activities, and a shift toward sales from professional customers given the success of our wholesale growth strategy. Professional customers receive discounts on products based on purchase volumes that are not consistently offered to retail customers. Gross margin was also lower by 0.5% due to higher occupancy expenses during the year, primarily due to a store closure lease liability recorded as a result of our store optimization strategy and by 0.2% primarily due to higher inventory shrinkage.
Selling, general and administrative expense

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
Interest expense
Interest expense was $0.4 million in 2013, down from $0.8 million in 2012, as our borrowings were minimal in 2013. Cash provided by operating activities funded property and equipment investments.
Net Income
Net income for 2013 was $7.8 million compared to net income for 2012 of $14.7 million. Our effective income tax rate for 2013 was 48.8%, compared to 39.8% in 2012. The year-over-year change in our effective tax rate was primarily due to the change in our gross valuation allowance against state tax credits in the amount of $2.2 million; this increased our annual effective tax rate by 9.3%. In addition, our foreign taxes, including tax payments related to recently-enacted alternative minimum taxes in Puerto Rico, increased our annual effective rate by 2.6%.
Liquidity and Capital Resources
Our cash was used to fund working capital, operating expenses, debt service, share repurchases and capital expenditures, primarily related to the build-out of new stores and improvements in our information technology infrastructure, which support our store optimization and eCommerce strategic growth strategies. Funds generated by operating activities, available cash and our credit facility are our largest sources of cash. At the end of both 2014 and 2013, we were debt free. The highest outstanding balance during 2014 and 2013 was $0.3 million and $0.2 million, respectively. However, we may borrow against our credit facility during the first half of each year as we build inventory levels in preparation for the key boating season.
Working capital, the excess of current assets over current liabilities, increased to $224.0 million at the end of 2014, compared to $223.0 million at the end of 2013. The increase in working capital primarily was attributable to a $11.3 million higher merchandise inventory balance principally in our core merchandise categories, in preparation of our 2015 season and to improve sales in about 180 or our smaller traditional stores, a $6.4 million increase in other current assets primarily related to timing of pre-paid assets offset by an increase of $14.9 million in accounts payable and accrued expenses at the end of 2014, and a $2.7 million lower cash balance.
Operating Activities
During 2014, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities increased year-over-year by $10.4 million, to $24.0 million in 2014, compared to $13.6 million last year. The increase in cash provided by operating activities was due primarily to changes in operating assets and liabilities, including increases in accounts payable resulting from the timing of payments to vendors and increases in accrued expenses. Additionally, this was offset by a decrease in net income of $1.9 million in 2014 versus net income of $7.8 million in 2013. Non-cash charges to earnings in 2014 included depreciation and amortization of $18.2 million, stock-based compensation of $3.1 million and deferred income taxes of $3.3 million.
During 2013, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities decreased year-over-year by $12.4 million, to $13.6 million in 2013, compared to $26.0 million in 2012. The decrease in cash provided by operating activities was due primarily to changes in operating assets and liabilities, including increases of merchandise inventories compared to the prior year, and decreases in accounts payable resulting from the timing of payments to vendors. Additionally, we experienced net income of $7.8 million in 2013 versus net income of $14.7 million in 2012. Non-cash charges to earnings in 2013 included depreciation and amortization of $15.0 million, stock-based compensation of $3.2 million and deferred income taxes of $3.5 million.
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
Investing Activities

In 2014, our capital expenditures were $24.5 million, primarily for new stores, store remodels, eCommerce website, information technology and investment in supply chain efficiencies. We opened seven new stores and remodeled three stores in 2014. During 2015, we expect capital spending to be in the range of $22 to $25 million, in support of our strategic growth initiatives. Additionally, we will continue to invest in enhancements to our information technology infrastructure (including hardware and software), to ensure PCI DSS compliance. We intend to fund our expansion through cash generated from operations and, if necessary, credit facility borrowings.
In 2013 and 2012, our capital expenditures were $24.2 million and $17.8 million, respectively, mostly for new stores, store remodels, information technology and investment in supply chain efficiencies. We opened 11 new stores and remodeled one store in 2013 and, in 2012, we opened 10 new stores and remodeled four stores.
Financing Activities
Net cash used in financial activities was $2.2 million in 2014, primarily consisting of $4.8 million in cash used toward share repurchases, partially offset by $2.5 million increase in cash from associate share-based compensation plans. Net cash provided by financing activities was $2.4 million in 2013, primarily consisting of a $6.5 million increase in cash from associate share-based compensation plans, partially offset by $4.0 million in cash used toward share repurchases. Net cash provided by financing activities was $4.4 million in 2012, primarily consisting of a $4.9 million increase in cash from associate share-based compensation plans, partially offset by $0.6 million in cash used to pay loan costs associated with the first amendment to our amended and restated loan and security agreement.
Credit Agreement
Our current loan and security agreement, as amended, with Wells Fargo Bank, National Association and the other lenders signatory thereto provides a maximum available borrowing capacity of $120.0 million. In addition, at our option and subject to certain conditions, we may increase our borrowing capacity up to an additional $25.0 million. The loan and security agreement expires in November 2017. The amount available to be borrowed is based on a percentage of our inventory (excluding capitalized indirect costs) and accounts receivable.
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
The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For 2014, 2013 and 2012, the weighted-average interest rate on all of our outstanding borrowings was 3.8%, 3.8% and 4.7%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of January 3, 2015, we were in compliance with the covenants under our loan agreement.
At the end of 2014 and 2013, there were no amounts outstanding under our revolving credit facilities, and we had $101.1 million and $98.8 million, respectively, available for future borrowings. At the end of 2014 and 2013, we had $4.2 million and $4.6 million, respectively, of outstanding commercial and stand-by letters of credit. We strategically manage our debt over the course of our fiscal year. We incur seasonal fluctuations in our cash flows and, therefore, we incur debt as we build up our inventories for spring in order to maintain stock levels sufficient to fulfill customer needs and maximize sales during the main boating season.

The highest outstanding balance during 2014 and 2013 was $0.3 million and $0.2 million, respectively. Our weighted-average outstanding balances for the first quarters of 2014 and 2013 were not material and less than $0.1 million, respectively. For our second quarters of 2014 and 2013, the weighted-average outstanding balances were less than $0.1 million and not material, respectively, and the third quarter weighted-average outstanding balances for both 2014 and 2013 were not material. The fourth quarter weighted-average outstanding balances for 2014 and 2013 were less than $0.1 million and not material, respectively.
We may borrow against our aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at both year-end 2014 and 2013. Our borrowing base at each of our last two fiscal year-ends consisted of the following (in millions):

	2014	2013
Accounts receivable availability	$5.0	$5.1
Inventory availability	118.4	115.6
Less: reserves	(6.4)	(6.0)
Less: minimum availability	(11.7)	(11.5)
Total borrowing base	$105.3	$103.2
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$—	$(0.2)
Outstanding letters of credit	4.2	4.6
Total obligations	$4.2	$4.4

Accordingly, our availability as of fiscal year end 2014 and 2013, respectively, was (in millions):

Total borrowing base	$105.3	$103.2
Less: obligations	(4.2)	(4.4)
Total availability	$101.1	$98.8
Contractual obligations
Aggregate information about our unconditional contractual obligations as of January 3, 2015 is presented in the following table (in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual cash obligations:
Operating leases(1)	$283,823	$49,339	$81,942	$54,970	$97,572
Purchase commitments(2)	74,226	74,168	58	—	—
Bank letters of credit	4,225	4,225	—	—	—
Other long-term liabilities	3,673	2,934	739	—	—
	$365,947	$130,666	$82,739	$54,970	$97,572

(1)	Operating lease amounts in this table represent minimum amounts due under existing agreements and exclude costs of insurance, taxes, repairs and maintenance.

(2)	All but a limited number of our purchase commitments are cancelable by us without penalty; however, we do intend to honor these commitments.
We are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. This table does not include amounts related to our uncertain tax positions of $1.1 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions.
Off-balance sheet arrangements

Operating leases are the only financing arrangements not reported on our consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of January 3, 2015, we are not involved in any unconsolidated special purpose entities or variable interest entities.
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
The 10b5-1 Plan allowed our broker to repurchase common stock on our behalf pursuant to the terms and limitations specified in the Plan, including to the extent such purchases were permitted pursuant to Regulation M and Rule 10b-18 of the Exchange Act. The 10b5-1 Plan terminated in accordance with its terms on February 14, 2014. We may enter into similar plans in the future to further implement the share repurchase program.
Through January 3, 2015, we repurchased 657,999 shares under this program for a total cost of $8.7 million and an average price per share of $13.21. We did not repurchase any shares after February 12, 2014.
Seasonality
Historically, our business has been highly seasonal. In 2014, approximately 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.
Business Trends
Our 2014 financial results delivered total sales growth of 0.9% and a comparable store sales increase of 0.1%, when both numbers are adjusted to remove the effect of the 53rd week in fiscal 2014. During the first half of the year, we experienced unusually cold, rainy and windy weather in many of our markets which, in turn, drove a reduction in boat usage, and in certain seasonal markets, caused some customers to entirely forgo typical Spring commissioning of their boats. During the second half of 2014, we experienced a modest recovery in our sales trends as somewhat better weather conditions returned in many of our markets, which in turn led to improved boat usage and sales in our core categories. In addition, we believe our focused strategies to drive holiday sales met with considerable success, enabling us to deliver 2.8% comparable store sales growth during the fourth quarter (adjusted to remove the impact of the extra week).
We also believe that there are fundamental trends continuing to emerge in our industry that are affecting our customers and their purchase patterns. These trends reinforce our realization that the core boat parts and accessories business is not going to be sufficient to meet our growth expectations. We believe that we can accomplish our goal of steady, profitable growth by accelerating the execution of our growth strategies to achieve a repositioning of West Marine into a broader waterlife outfitter, as well as, the leading boat parts specialty retailer. This repositioning will expand our potential market and is expected to reduce our dependence on weather.
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
Secondly, we are experiencing aging demographics. The average age of our core customer base now stands at approximately 50-54 years for power boaters and 55-60 years for sailors. Therefore, we are targeting younger customers through broader lifestyle products, relevant marketing campaigns, and by delivering compelling products and the shopping experience they desire.
Finally, we believe that there is increasing competition for the consumer’s time. Therefore, we must offer products that allow for recreation in shorter spans of time. For us to build the activity of boating, we have to clearly identify gateway activities that can be done in a short period of time, such as paddlesports. This should allow us to grow a base of customers who are passionate about their lives on the water.
Our key growth strategies, including our 15/50 plan, have delivered encouraging early results, but they remain a relatively small part of our business. As we continue to test and learn, we are continuing to ramp up our investments, with the results outlined below:

•
eCommerce: Sales which originated in our direct-to-consumer channel grew by 1.4% during 2014, which was lower than the 15.7% growth we experienced in 2013. However, we believe this reflected the impact of greater-than-anticipated disruption stemming from the launch of a new website platform earlier in the year. By the fourth quarter, the growth rate had recovered to 11.7%. eCommerce sales represented 7.7% of total sales in 2014, up from 7.6% for the corresponding period in 2013. By 2019, our goal is for eCommerce to represent 15% of sales.

•
Store optimization: Up through 2013, our efforts at store optimization focused on store consolidation (evolving to having fewer, larger stores with broader selection, improved shopping experience, and anticipated improved store economics). We expect this activity to continue for the next two to three years. During 2013 and 2014, we began testing a new element of store optimization, which is “revitalization” of stores where we currently have suitable store footprints and locations. These projects are intended to increase sales by bringing new store design elements featuring an expanded merchandise assortment, and an improved shopping experience to a broader and more diverse group of potential customers. Given that we have now completed consolidations in the majority of our markets for which we believe these are appropriate, we anticipate slowing the pace of these projects in 2015 since there are fewer opportunities. On the other hand, given our early success with revitalizations, we plan to expand this program to include approximately 15 more locations in 2015. In 2014, 42.4% of our total sales came through optimized "experience" stores. By 2019, our goal is to deliver 50% of our total sales through optimized stores.

•
Merchandise expansion: Sales in our merchandise expansion categories (including soft goods, fishing, paddle sports, and accessories) support the eCommerce and store optimization strategies and grew by 14.1% during 2014, whereas sales in our core categories declined by 1.7%, primarily as a result of reduced boat usage. Sales of merchandise expansion products represented 18.7% of total sales for 2014, up from 16.5% in 2013.

We continue to see evidence of positive inter-dependence across our growth strategies. Specifically, our eCommerce and store optimization strategies are enabling us to better present for sale our merchandise expansion product offerings, and all of our strategies are designed to attract new customers and build upon our customer base. For full-year 2014, sales of merchandise expansion products represented 17.2% of our eCommerce sales and 23.8% of the sales in our stores optimized year-to-date.
Given the early success of our growth strategies, and the need to continue to drive them at a fast pace in order to reposition our business to provide steady profitable growth, our financial plans for 2015 reflect the investment of significant resources in support of our key growth strategies, including $22 to $25 million of capital investments for the year. Approximately $10 to $12 million of these investments are targeted toward our expanded store optimization program, which will include approximately three store consolidation projects and 15 store revitalizations. We will direct approximately $9 million of our capital investments to upgrade our information technology infrastructure (including hardware and software), to ensure PCI DSS compliance and to deliver further improvements to our eCommerce websites. Both the eCommerce and store optimization strategies will allow us to continue to increase sales through our merchandise expansion strategy, as well as, supporting our core business. The remainder of our 2015 capital investments will be directed toward other maintenance and infrastructure needs.
Our profit and cash flow expectations for 2015 reflect incremental expense impact of activities directed toward furthering our growth strategies and investment in our infrastructure.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements for further discussion on recent accounting pronouncements.
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
Inventory—Valuation Adjustments
We value our merchandise inventories at the lower of the cost or market value on an average cost basis. Inventory cost is written down to market value when cost exceeds market value, which we estimate using current levels of aged and discontinued product and historical analysis of items sold below cost. Lower of cost or market adjustments included in ending inventory at January 3, 2015 and December 28, 2013 were $3.5 million and $3.0 million, respectively.

Our lower of cost or market adjustments contain uncertainties because the calculations require management to make assumptions and to apply judgment regarding forecasted consumer demand, the promotional environment, technological obsolescence and consumer preferences.

We have not made any material changes in our inventory valuation methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market adjustments. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material. If we had to take additional markdowns of 10% on all items included in merchandise inventory write-downs at January 3, 2015, net income would be affected by approximately $0.6 million in the fiscal year then ended.

Inventory—Capitalized Indirect Costs
Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store locations and operating costs of our merchandising, replenishment and distribution activities. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold. Indirect costs included in inventory value at January 3, 2015 and December 28, 2013 were $19.9 million and $18.9 million, respectively.

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

We have not made any material changes in our capitalized indirect cost methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our capitalized indirect costs. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our expenses included in capitalized indirect costs at January 3, 2015 would have affected net income by approximately $1.2 million in the fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Vendor Allowances Receivable
We establish a receivable and reduce inventory cost for income generated from vendor-sponsored programs, or vendor allowances, that is earned but not yet received from our vendors, which we calculate based on provisions of the programs in place. Due to the complexity of the individual agreements with vendors, we perform detailed analyses and review historical trends to determine an appropriate level for the vendor allowances receivable. Our receivable for vendor allowances at January 3, 2015 and December 28, 2013 was $4.1 million and $3.4 million, respectively, and is included in other current assets.

Our vendor allowances receivable contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including our ability to collect amounts due from vendors and in interim periods requires management to estimate future inventory purchases.

We have not made any material changes in the accounting methodology used to establish our vendor allowances receivable during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances receivable. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimate of our ability to collect vendor allowances at January 3, 2015 would have affected net income by approximately less than $0.1 million in the fiscal year then ended.

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

Our estimate of future cash flows is based on our analysis of the specific real estate market, including input from real estate firms; and economic conditions that can be difficult to predict. Costs associated with exit activities included in accrued expenses at January 3, 2015 and December 28, 2013 were $0.5 million and $0.7 million, respectively.

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

We have not made any material changes in the accounting methodology used to establish our location closing liability during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our location closing liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our location closing liability or to our estimated sub-lease income at January 3, 2015 would have affected net earnings by approximately less than $0.1 million in the fiscal year then ended.

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

In fiscal years 2014, 2013 and 2012, we did not have any non-cash charges for impairment of long-lived assets.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment in order to estimate future cash flows and asset fair values, including forecasting useful lives of the assets. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We do not believe impairment charges for long-lived assets are reasonably possible within the next twelve months.

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
Income Taxes
We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized. Our effective tax rate is subject to change based on the mix of income from different state and foreign jurisdictions that tax at different rates, as well as the change in status or outcome of tax audits. Our income tax returns are periodically audited by the taxing authority in the jurisdictions in which we operate; these audits include questions regarding our tax filings, including the timing and amount of deductions and allocation of income among the various jurisdictions.

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

The self insurance liability at January 3, 2015 and December 28, 2013 was $3.5 million and $2.9 million, respectively.

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

A 10% change in our self-insured liabilities and loss reserves relating to high-deductible insurance programs at January 3, 2015, would have affected net income by approximately $0.4 million in the fiscal year then ended.

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

We determine the fair value of our restricted stock units and associate stock buying plan purchases using similar valuation techniques and the closing market price of our common stock.

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

A 10% change in our assumptions, such as volatility or expected term, for share-based compensation expense for the fiscal year ended January 3, 2015, would have affected net income by less than $0.1 million in the fiscal year then ended.

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
At the end of the 2014, we had no outstanding long-term debt. In the fourth quarter of 2012, we entered into a five-year, amended and restated loan and security agreement pursuant to which we have up to $120.0 million in borrowing capacity, There are various interest rate options available, for more information, see Note 4 to our consolidated financial statements in Item 8 of this report.
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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of January 3, 2015. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in "Internal Control—Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management has concluded that our internal control over financial reporting was effective as of January 3, 2015, based on the criteria set forth in "Internal Control—Integrated Framework" issued by the COSO.
Our internal control over financial reporting as of January 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report on Form 10-K.

/S/ MATTHEW L. HYDE	/S/ DEBORAH AJESKA
Matthew L. Hyde	Deborah Ajeska
President and Chief Executive Officer (principal executive officer)	Controller (principal financial officer)

March 12, 2015	March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
West Marine, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of West Marine, Inc. and its subsidiaries at January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) as of and for the years ended January 3, 2015 and December 28, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
West Marine, Inc.
We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of West Marine, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) for the fiscal year ended December 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of West Marine, Inc. and Subsidiaries for the fiscal year ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
San Francisco, California
March 7, 2013

WEST MARINE, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 3, 2015 AND DECEMBER 28, 2013
(in thousands, except share data)

	Fiscal Year-End
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$45,675	$48,408
Trade receivables, net of allowances of $247 in 2014 and $243 in 2013	6,843	6,441
Merchandise inventories	214,298	203,036
Deferred income taxes	5,585	5,012
Other current assets	25,791	19,360
Total current assets	298,192	282,257
Property and equipment, net	79,447	72,848
Long-term deferred income taxes	3,993	5,684
Other assets	3,869	3,454
TOTAL ASSETS	$385,501	$364,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,244	$21,986
Accrued expenses and other	40,922	37,291
Total current liabilities	74,166	59,277
Deferred rent and other	20,327	16,382
Total liabilities	94,493	75,659
Commitments and Contingencies - Note 6
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 25,092,550 shares issued and 24,403,661 shares outstanding at January 3, 2015 and 24,625,481 shares issued and 24,296,497 shares outstanding at December 28, 2013	25	25
Treasury stock	(9,171)	(4,405)
Additional paid-in capital	207,863	202,622
Accumulated other comprehensive loss	(564)	(565)
Retained earnings	92,855	90,907
Total stockholders’ equity	291,008	288,584
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$385,501	$364,243

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED JANUARY 3, 2015, DECEMBER 28, 2013 AND DECEMBER 29, 2012
(in thousands, except per share data)

	2014	2013	2012
Net revenues	$675,751	$663,174	$675,251
Cost of goods sold	482,564	471,528	467,733
Gross profit	193,187	191,646	207,518
Selling, general and administrative expense	188,755	175,903	182,220
Income from operations	4,432	15,743	25,298
Interest expense	428	434	841
Income before income taxes	4,004	15,309	24,457
Provision for income taxes	2,056	7,472	9,738
Net income	$1,948	$7,837	$14,719
Net income per common and common equivalent share:
Basic	$0.08	$0.32	$0.63
Diluted	$0.08	$0.32	$0.62
Weighted-average common and common equivalent shares outstanding:
Basic	24,244	24,259	23,312
Diluted	24,408	24,601	23,771

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED JANUARY 3, 2015, DECEMBER 28, 2013 AND DECEMBER 29, 2012
(in thousands)

	2014	2013	2012
Net income	$1,948	$7,837	$14,719
Other comprehensive income, net of tax
Foreign currency translation adjustment	1	226	(64)
Total comprehensive income	$1,949	$8,063	$14,655

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 3, 2015, DECEMBER 28, 2013 AND DECEMBER 29, 2012
(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2011	22,991,764	$23	$(385)	$186,089	$68,351	$(727)	$253,351
Net income					14,719		14,719
Foreign currency translation adjustment, net of tax of $0						(64)	(64)
Common stock issued under equity compensation plan	667,281	1		6,990			6,991
Tax deficiency from equity issuance, including excess tax benefit of $380				(389)			(389)
Sale of common stock pursuant to Associates Stock Buying Plan	87,095			698			698
Balance at December 29, 2012	23,746,140	$24	$(385)	$193,388	$83,070	$(791)	$275,306
Net income					7,837		7,837
Foreign currency translation adjustment, net of tax of $74						226	226
Common stock issued under equity compensation plan	765,809	1		7,646			7,647
Tax deficiency from equity issuance, including excess tax benefit of $1,240				807			807
Treasury shares acquired	(298,094)		(4,020)				(4,020)
Sale of common stock pursuant to Associates Stock Buying Plan	82,642			781			781
Balance at December 28, 2013	24,296,497	$25	$(4,405)	$202,622	$90,907	$(565)	$288,584
Net income					1,948		1,948
Foreign currency translation adjustment, net of tax of $92						1	1
Common stock issued under equity compensation plan	391,950	—		4,760			4,760
Tax benefit from equity issuance, including excess tax benefit of $217				(173)			(173)
Treasury shares acquired	(359,905)		(4,766)				(4,766)
Sale of common stock pursuant to Associates Stock Buying Plan	75,119			654			654
Balance at January 3, 2015	24,403,661	$25	$(9,171)	$207,863	$92,855	$(564)	$291,008

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JANUARY 3, 2015, DECEMBER 28, 2013 AND DECEMBER 29, 2012
(in thousands)

	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$1,948	$7,837	$14,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,234	14,960	15,302
Share-based compensation	3,109	3,207	3,128
Excess tax benefit from share-based compensation	(217)	(1,240)	(380)
Deferred income taxes	3,287	3,466	4,614
Provision for doubtful accounts	37	81	223
Lower of cost or market inventory adjustments	1,759	1,499	925
Loss on asset disposals	330	172	103
Changes in assets and liabilities:
Trade receivables	(439)	201	(1,175)
Merchandise inventories	(13,021)	(15,196)	(1,622)
Other current assets	(6,431)	(1,332)	(4,502)
Other assets	(659)	18	(164)
Accounts payable	10,787	1,108	(4,768)
Accrued expenses and other	3,458	(2,624)	(266)
Deferred items and other non-current liabilities	1,776	1,395	(96)
Net cash provided by operating activities	23,958	13,552	26,041
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	57	4,372	122
Purchases of property and equipment	(24,573)	(28,553)	(17,953)
Net cash used in investing activities	(24,516)	(24,181)	(17,831)
FINANCING ACTIVITIES:
Borrowings on line of credit	2,240	3,812	5,224
Repayments on line of credit	(2,240)	(3,812)	(5,224)
Payment of loan costs	—	—	(561)
Proceeds from exercise of stock options	1,651	4,440	3,863
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	654	781	698
Excess tax benefit from share-based compensation	217	1,240	380
Treasury stock	(4,766)	(4,020)	—
Net cash provided by (used in) financing activities	(2,244)	2,441	4,380
Effect of exchange rate changes on cash	69	54	(14)
NET INCREASE (DECREASE) IN CASH	(2,733)	(8,134)	12,576
CASH AT BEGINNING OF PERIOD	48,408	56,542	43,966
CASH AT END OF PERIOD	$45,675	$48,408	$56,542
Other cash flow information:
Cash paid for interest	$328	$293	$693
Cash paid for income taxes, net of refunds of $1,394, $37 and $111	2,064	5,048	7,222
Non-cash investing activities
Property and equipment additions in accounts payable	725	1,197	999
Unsettled share repurchases	—	447	—

See notes to consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS—West Marine Inc. and its consolidated subsidiaries (“West Marine” or the “Company,” unless the context requires otherwise) is the largest waterlife outfitter in the United States. At January 3, 2015, West Marine offered its products through 279 stores in 38 states, Puerto Rico and Canada, through its call center channel and on the Internet. As previously disclosed, over the next few years, to ensure focus on and to enable the Company to redirect resources for investment in its growth strategies, the Company will be closing each of our Canadian stores as leases expire. The first of these ten stores closed in January 2015 and the Company is planning to close six more stores by September 2015. The Company is also engaged, through its wholesale channel in the wholesale distribution of marine equipment serving boat manufacturers, marine services, commercial vessel operations and government agencies.
West Marine is an omni channel retail organization operating one reporting segment in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. The metrics used by our Chief Executive Officer (as the Company's chief operating decision maker or the "CODM") to assess the performance of the Company are focused on viewing the business as a single integrated business. The CODM's process for allocating resources is based upon the omni-channel view of the Company. Additionally, the Company has integrated systems and concentrated its strategic focus on omni-channel retailing. In addition, the Company has commingled sales channel payroll expense, inventories, merchandise procurement and distribution networks. Revenues from customers are derived from merchandise sales and the Company does not rely on any individual major customers.
The Company considers its merchandise expansion strategy to be strategically important to the future success of the Company and is providing the following product category information. The Company's merchandise mix over the last three years is reflected in the table below:

	2014	2013	2012
Core boating products	81.3%	83.5%	84.7%
Merchandise expansion products	18.7%	16.5%	15.3%
Total	100.0%	100.0%	100.0%
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
YEAR-END—The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31 and as a result, a 53-week year occurs every 5 to 6 years. The 2014 fiscal year consisted of the 53 weeks ended January 3, 2015 and fiscal years 2013 and 2012 consisted of the 52 weeks ended December 28, 2013 and December 29, 2012, respectively. References to 2014, 2013 and 2012 are to the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.
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

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INVENTORIES—Merchandise inventories are carried at the lower of cost or market on an average cost basis. Capitalized indirect costs include freight charges for transporting merchandise to warehouses or store locations and operating costs incurred for merchandising, replenishment and distribution center activities. Indirect costs included in inventory value at the end of fiscal years 2014 and 2013 were $19.9 million and $18.9 million, respectively. Indirect costs included in inventory value are recognized as an increase in cost of goods sold as the related products are sold.
Inventories are written down to market value when cost exceeds market value, based on historical experience and current information. Reserves for estimated inventory shrinkage based on historical shrinkage rates determined by the Company’s physical merchandise inventory counts and cycle counts were $2.2 million and $2.4 million at the end of fiscal years 2014 and 2013, respectively. Reserves for estimated inventory market value below cost, based upon current levels of aged and discontinued product and historical analysis of inventory sold below cost, were $3.5 million and $3.0 million at the end of fiscal years 2014 and 2013, respectively.
DEFERRED CATALOG AND ADVERTISING COSTS—The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the expected net sales period, which is generally from one month to 11 months. Advertising costs, which are included in selling, general and administrative ("SG&A") expense, are expensed as incurred and were $16.0 million, $14.7 million and $15.9 million in 2014, 2013 and 2012, respectively. Advertising costs were partially offset by vendor allowances of $10.6 million, $9.8 million and $9.5 million in 2014, 2013 and 2012, respectively, which are included in cost of goods sold. The capitalized value of prepaid catalog and advertising costs on the Balance Sheet was immaterial as of January 3, 2015 and December 28, 2013, respectively.
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
CAPITALIZED INTEREST—The Company capitalizes interest on major capital projects. The Company did not capitalize interest in 2014, 2013 and 2012.
CAPITALIZED SOFTWARE COSTS—Capitalized computer software, included in property and equipment, reflects costs related to internally-developed or purchased software that are capitalized and amortized on a straight-line basis, generally over a period ranging from three to seven years.
ASSET RETIREMENT OBLIGATIONS—The Company estimates the fair value of obligations to clean up and restore leased properties under agreements with landlords and records the amount as a liability when incurred. Liabilities for asset retirement obligations were $0.6 million as of January 3, 2015, and $0.7 million as of December 28, 2013. There were no significant changes attributable to the following components during the 2014, 2013 or 2012 reporting periods: liabilities incurred, liabilities settled, accretion expense, and revisions in estimated cash flows.
IMPAIRMENT OF LONG-LIVED ASSETS—The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated undiscounted future cash flows from the long-lived asset are less than the carrying value, a loss equal to the difference between carrying value and the fair market value of the asset is recorded. The Company recorded no asset impairment charges in fiscal years 2014, 2013 and 2012.
FACILITY CLOSING COSTS—The Company records an obligation for the present value of estimated costs that will not be recovered in the period a store, distribution center or other facility is closed. These costs include employment termination benefits, lease contract termination costs and the book value of abandoned property. Accrued liabilities related to costs associated with facility closing activities as of January 3, 2015 and December 28, 2013 were $0.6 million and$0.7 million and consist primarily of lease termination fees. These facility closing charges are expected to be fully paid by April 2019. These costs are included in

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Selling, general and administrative expense line on the Company's Consolidated Statements of Income and were $0.1 million, less than $0.1 million and $0.1 million in 2014, 2013 and 2012, respectively.
On September 25, 2014, management presented and the Board of Directors approved the Company’s strategic plan which included a plan to exit all of its Canadian stores as the leases expired and a withdrawal from the country. As such, the Board determined that it would be in the best interests of the Company and its stockholders to continue the Company’s focus of time and resources on its domestic growth strategies. In accordance with ASC 712, Nonretirement Postemployment Benefits, the Company recorded a $0.1 million restructuring charge in the third quarter of 2014 for severance costs. Additionally, in accordance with ASC 420-10, Exit or Disposal Cost Obligations, the Company expects to record an additional $0.1 million for future termination benefits over the next three years. Other associated costs, such as legal and professional fees, will be expensed as incurred. The restructuring charges are and will be reflected on the consolidated statements of income as part of SG&A. As of January 3, 2015, we have accrued $0.1 million for Canadian exit activities which is included in the $0.1 million restructuring costs for 2014.
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
DEFERRED RENT—Certain of the Company’s operating leases contain periods of free or reduced rent or contain predetermined fixed increases in the minimum rent amount during the lease term. For these leases, the Company recognizes rent expense on a straight-line basis over the expected life of the lease, generally about 10 years, including periods of free rent, and records the difference between the amount charged to rent expense and the rent paid as deferred rent. Tenant improvement allowances received from landlords are deferred and amortized to reduce rent expense over the expected life of the lease. As of January 3, 2015 and December 28, 2013, deferred rent totaled $12.0 million and $10.9 million, respectively. Deferred rent is included in the Deferred rent and other line item on the Company's consolidated balance sheet.
INCOME TAXES—Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between existing financial statement carrying amounts and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured at the tax rate expected to be in effect for the taxable years in which we expect those temporary differences to be recovered or settled. We recognize the effect of changes in tax rates on deferred tax assets and liabilities in the period that includes the enactment date of the change. A valuation allowance is recorded to reduce deferred tax assets to the amount estimated as more likely than not to be realized. The Company also accounts for uncertainties in income taxes recognized in its financial statements. For more information, see Note 7.
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
Level 2—Other inputs that are directly or indirectly observable in the marketplace.
Level 3—Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of January 3, 2015 and December 28, 2013, there were no financial instruments which require disclosure under the fair value hierarchy.
REVENUE RECOGNITION—Sales, net of estimated returns, are recorded when merchandise is purchased by customers at store locations. Revenue is recognized when merchandise shipped from a warehouse is received by the customer, based upon the estimated date of receipt by the customer. The Company reserves for sales returns through estimates based on historical

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experience. The sales return reserve for fiscal years 2014, 2013, and 2012 was $(1.2) million, $(1.6) million and $(1.1) million, respectively.
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

	2014	2013	2012
		(in thousands)
Allowance for doubtful accounts receivable—beginning balance	$(243)	$(277)	$(301)
Additions	(307)	(325)	(788)
Deductions and other adjustments	303	359	812
Allowance for doubtful accounts receivable—ending balance	$(247)	$(243)	$(277)
The Company's policy for writing off uncollectible trade accounts receivables consists of systematic follow-up of delinquent accounts (over 90 days past the customer's terms of sale) and management review of accounts over a set dollar amount.
UNREDEEMED GIFT CARDS—Aggregate sales of gift cards for fiscal years 2014, 2013 and 2012 were $18.1 million, $18.1 million and $18.7 million, respectively. Sales of gift cards are deferred and treated as a liability on our balance sheet either until redeemed by customers in exchange for products or until we determine that future redemption of the card by the customer is remote, also called breakage. Breakage for unused gift cards is recognized using the redemption recognition method. Under this method, we estimate breakage based on Company-specific data by analyzing historical experience and deriving a rate that represents the amount of gift cards that are expected to be unused and not subject to escheatment. This rate is then applied, and breakage is recognized in income, over the period of redemption. Gift card breakage income for 2014, 2013 and 2012 was $0.7 million, $0.8 million and $0.8 million, respectively, and is included as net revenues in the Company's operating results.
WEST ADVANTAGE CUSTOMER LOYALTY PROGRAMS—The Company has a customer loyalty program which allows members to earn points on qualifying purchases. Points earned entitle members to receive certificates that may be redeemed on future purchases through any retail sales channel. A liability is recognized and recorded as a reduction of revenue at the time the points are earned, based on the retail value of certificates projected to be redeemed, less the applicable estimate of breakage based upon historical redemption patterns. As of January 3, 2015 and December 28, 2013, the Company had a recorded liability for the West Advantage customer loyalty program of $1.2 million and $0.8 million, respectively.
COST OF GOODS SOLD—Cost of goods sold includes costs related to the purchase, transportation and storage of merchandise, shipping expense and store occupancy costs. Consideration in the form of cash or credits received from vendors is recorded as a reduction to cost of goods sold as the related products are sold.
VENDOR ALLOWANCES—The Company receives various payments and allowances from its vendors through a variety of programs and arrangements. Monies received from vendors include rebates, allowances and promotional funds. The amounts to be received are subject to the terms of the vendor agreements, which are subject to ongoing negotiations that may be impacted in the future based on changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise.
Rebates and other miscellaneous incentives are earned based on purchases, receipts or product sales and are accrued ratably over the purchase or sale of the related product. These monies are recorded as a reduction of merchandise inventories based on inventory turns and as the product is sold.
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
FOREIGN CURRENCY—Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. West Marine Canada’s functional currency is the Canadian dollar. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of other comprehensive income in the Consolidated Statements of

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockholders’ Equity. Gains (losses) from foreign currency transactions included in SG&A expense for 2014, 2013 and 2012 were $(0.5) million, $(0.6) million and $0.1 million, respectively.
ACCRUED EXPENSES—Accrued expenses consist of the following (in thousands):

	2014	2013
Accrued compensation and benefits	$10,748	$7,251
Accrued paid time off	3,496	4,125
Accrued bonus	9	7
Unredeemed gift cards	7,152	6,854
Other accrued expenses	19,517	19,054
Accrued expenses	$40,922	$37,291
NET INCOME PER SHARE—Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.7 million shares, 0.2 million shares and 0.5 million shares of common stock that were outstanding in 2014, 2013 and 2012, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	2014		2013		2012
	Shares	Net Income Per Share	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,244	$0.08	24,259	$0.32	23,312	$0.63
Effect of dilutive stock options	164	—	342	—	459	(0.01)
Diluted	24,408	$0.08	24,601	$0.32	23,771	$0.62
DERIVATIVE INSTRUMENTS—The Company did not purchase or hold any derivative financial instruments during the three years ended January 3, 2015.
CASH AND CASH EQUIVALENTS—Cash consists entirely of cash on hand and bank deposits, of which approximately $43.2 million exceeded FDIC insurance limits as of January 3, 2015. As of December 28, 2013, approximately $46.3 million exceeded FDIC insurance limits.
The Company classifies amounts in transit from banks for customer credit card and debit card transactions as cash and cash equivalents as the banks process the majority of these amounts within three to five business days. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $3.3 million and $2.8 million at January 3, 2015 and December 28, 2013, respectively
We had no outstanding checks in excess of funds on deposit (book overdrafts) at January 3, 2015 and December 28, 2013.
SABBATICAL LEAVE—Certain full-time associates are eligible to receive sabbatical leave after each 5 years of continuous employment. The estimated sabbatical liability is based on a number of factors, including actuarial assumptions and historical trends. In fiscal years 2014 and 2013, the Company had a recorded liability of $1.3 million and $1.0 million, respectively, as an estimate of accumulated sabbatical leave as of the respective balance sheet dates.
Recently Issued Accounting Pronouncements
In March 2013, FASB issued Accounting Standards Update ("ASU") 2013-05, Foreign Currency Matters, (Topic 830), which clarifies the accounting for the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on the Company's financial statements.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2013, FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this guidance were effective as of the beginning of the 2014 fiscal year and did not have a material impact on the Company's consolidated financial statements.
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
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016 with early application not permitted. The Company is currently evaluating the new standard, and has not concluded whether the adoption of ASU 2014-09 will have a material impact on the Company's consolidated financial statements.
NOTE 2: SHARE-BASED COMPENSATION
West Marine’s Omnibus Equity Incentive Plan, as amended (the “Plan”) is intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of associates and non-employee directors. The Plan permits a variety of compensation methods, including non-qualified stock options, incentive stock options, restricted stock, and other share-based awards, such as time-based and performance-based restricted stock units. Key associates and non-employee directors are eligible to participate under the Plan, with the exception of Randolph K. Repass, Chairman of the Company’s Board of Directors and a significant, but not controlling, stockholder. At year-end 2014, 10,300,000 shares of common stock had been reserved under the Plan and 1,538,853 shares were available for future issuance.
The Company recognizes compensation expense for share-based payments based on the grant date fair value of the awards. Share-based payments consist of stock option grants, restricted share awards, restricted stock units, performance-based restricted stock units and Associates Stock Buying Plan ("Buying Plan") issuances, each as described further below.
Share-based compensation expense for 2014, 2013 and 2012 was approximately $3.1 million, $3.2 million and $3.1 million, respectively, of which expense for stock options was $0.8 million, $1.5 million and $1.9 million in 2014, 2013 and 2012, respectively. In 2014, the Company recognized $0.2 million in tax benefits from stock options exercised, restricted stock vested and disqualifying Buying Plan transactions, of which $0.2 million was recognized as excess tax benefits in additional paid-in capital and $0.2 million was recognized as cash flow from financing activities. In 2013, the Company recognized $0.8 million in tax benefits from stock options exercised, restricted stock vested and disqualifying Buying Plan transactions, of which $1.2 million was recognized as excess tax benefits in additional paid-in capital and $1.2 million was recognized as cash flow from financing activities. In 2012, the Company recognized $0.4 million in tax benefits from stock options exercised, restricted stock vested and disqualifying Buying Plan transactions, of which $0.4 million was recognized as excess tax benefits in additional paid-in capital and $0.4 million was recognized as cash flow from financing activities. The tax benefit was included in the Company’s consolidated statement of operations for the same period. Share-based compensation of $0.4 million was included in capitalized indirect inventory in 2014, $0.6 million in 2013 and $0.5 million in 2012.
Included in cost of goods sold and SG&A expense is share-based compensation expense, net of estimated forfeitures, that have been included in the statements of operations for all share-based compensation arrangements as follows:

(in thousands)	2014	2013	2012
Cost of goods sold	$429	$609	$542
Selling, general and administrative expense	2,680	2,598	2,586
Share-based compensation expense	$3,109	$3,207	$3,128

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

	2013	2012
Expected price volatility	41%	49%
Risk-free interest rate	0.6% - 0.9%	0.5% - 0.6%
Weighted-average expected term (years)	4.5	4.5
Dividend yield	—	—
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
A summary of the Company’s stock option activity in 2014, 2013 and 2012 is as follows:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Option Grant Date Fair Value
Outstanding at year-end 2011 (2,492,684 stock options exercisable at a weighted-average exercise price of $11.72)	3,534,540	11.14	5.24
Granted	361,636	10.69	4.28
Exercised	(642,246)	6.07	2.04
Forfeited	(35,256)	10.01	3.91
Expired	(701,943)	15.92	7.84
Outstanding at year-end 2012 (1,678,468 stock options exercisable at a weighted-average exercise price of $11.25)	2,516,731	11.05	5.21
Granted	208,834	11.70	4.08
Exercised	(649,305)	6.79	2.48
Forfeited	(61,763)	10.75	4.15
Expired	(314,611)	14.52	9.19
Outstanding at year-end 2013 (1,179,770 stock options exercisable at a weighted-average exercise price of $12.63)	1,699,886	12.13	5.43
Granted	—	—	—
Exercised	(236,052)	7.14	2.54
Forfeited	(47,924)	10.96	4.12
Expired	(324,832)	19.86	11.39
Outstanding at year-end 2014 (896,687 stock options exercisable at a weighted-average exercise price of $10.87)	1,091,078	10.95	4.32
There were no stock options granted in 2014 and the weighted-average grant date fair value of options granted in 2013 and 2012 was $4.08 and $4.28 per share, respectively. The aggregate fair value of options vested during 2014, 2013 and 2012 was $2.5 million, $3.9 million and $3.3 million, respectively.
As of market close January 3, 2015, the aggregate intrinsic value for stock options outstanding was $1.7 million, and $1.5 million for exercisable options. The total intrinsic value of options actually exercised was $1.0 million in 2014, $3.4 million in 2013 and $3.0 million in 2012. The Company did not grant any options in 2014. There were 594,081 options that vested in 2014 with an aggregate grant date fair value of $2.5 million. At January 3, 2015, unrecognized compensation expense for stock options, net of expected forfeitures, was $0.5 million, with a weighted-average remaining expense recognition period of 1.06 years.
Additional information for options outstanding at year-end 2014 is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Underlying	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$ 7.01 – 10.75	439,829	3.8	10.32	382,350	3.6	10.33
10.76 – 15.54	642,249	2.3	11.29	505,337	1.5	11.17
15.55 – 22.00	9,000	0.3	17.27	9,000	0.3	17.27
$ 7.01 – 22.00	1,091,078	2.9	$10.95	896,687	2.4	$10.87
At January 3, 2015, there were 725,494 stock options expected to vest in the future, with an intrinsic value of $1.3 million, a weighted-average exercise price of $10.78 per share and a weighted-average remaining contractual term of 0.4 years.
Restricted Share Awards
The Plan also provides for awards of shares to eligible associates and non-employee directors that are subject to restrictions on transfer for a period of time (“restricted shares”). Vesting of restricted shares for eligible associates and non-employee directors is subject to continuing service to West Marine. Restricted shares granted to non-employee directors in 2011 vested 100% one year after the grant date. No restricted shares were awarded in 2012 and 2013. There was no compensation expense for restricted

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share awards in 2014. There was no unrecognized compensation expense for unvested restricted share awards, net of expected forfeitures, in 2014. A summary of restricted share activity in 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at year-end 2011 (weighted-average remaining vesting period of 0.5 years)	13,347	9.95
Granted	—	—
Vested	(13,347)	9.95
Forfeited	—
Unvested at year-end 2012	—	—
There were no restricted shares granted in 2012, 2013 and 2014. The total fair value of restricted shares vested in 2012 was $0.1 million.
Restricted Stock Units
The Plan also allows for awards of restricted stock units (“RSU's”) to eligible associates and non-employee directors that are subject to the recipient's continuing service to the Company. RSU's granted to eligible associates in 2014, 2013 and 2012 vest over a three-year period at the rate of 33%, 33% and 34% on the anniversary of the grant date. RSU's granted to eligible non-employee directors in 2012, 2013 and 2014 vest the earlier of either the one-year anniversary of the grant date or annual meeting stockholder's meeting date. Compensation expense for RSU's was $2.1 million in 2014. Unrecognized compensation expense for unvested RSU's, net of expected forfeitures, was $2.7 million in 2014 and the Company expects to recognize this expense within less than two years. A summary of RSU activity in 2014, 2013 and 2012 is as follows:

	Number of RSU's	Weighted Average Grant Date Fair Value
Unvested at year-end 2011 (weighted-average remaining vesting period of 2.4 years)	133,138	10.36
Granted	188,001	10.56
Vested	(44,052)
Forfeited	(2,236)	10.34
Unvested at year-end 2012 (weighted-average remaining vesting period of 2.0 years)	274,851	10.50
Granted	228,488	11.76
Vested	(116,504)
Forfeited	(40,451)	11.02
Unvested at year-end 2013 (weighted-average remaining vesting period of 1.8 years)	346,384	11.31
Granted	220,777	11.78
Vested	(163,990)
Forfeited	(55,008)	11.56
Unvested at year-end 2014 (weighted-average remaining vesting period of 1.6 years)	348,163	11.60
The total fair value of RSUs vested in 2014 and 2013 was $1.8 million and $1.2 million, respectively. Effective March 1, 2014, the Company began awarding performance-based restricted stock units to certain eligible associates and non-employee directors as a method of compensation.
Performance-based Restricted Stock Units
Starting in fiscal year 2014, performance-based restricted stock units (“PSU's”) were granted to certain eligible associates who were subject to the recipient's continuing service to the Company. The PSU's represented a promise to deliver shares to the associates at a future date if certain vesting conditions were met. These PSU's did not consist of legally issued shares until the vesting event, which was performance and time-based, had occurred. During 2014, 82,324 PSU's were granted, however, the minimum performance hurdle was not met and as a result, the 82,324 PSU's were canceled. There was no compensation expense in 2014.
Associates Stock Buying Plan

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a Buying Plan under which all eligible associates may elect to participate on semiannual grant dates. Participating associates purchase West Marine shares at 85% of the lower of the closing price on (a) the grant date or (b) the purchase date. The Buying Plan includes a twelve calendar month holding period for all purchases beginning on the date on which shares are purchased by participants under the Buying Plan. The number of shares purchased under the Buying Plan in 2014, 2013 and 2012 were 75,119, 82,643 and 87,095, respectively. Expense recognized in each of the years 2014, 2013 and 2012 was $0.2 million. Shares available for future issuance under the Buying Plan at the end of 2014, 2013 and 2012 were 346,981, 422,100 and 504,743, respectively. Assumptions used in determining the fair value of shares issued under the Buying Plan during 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Expected price volatility	30%-34%	22%-28%	39%-49%
Risk-free interest rate	0.1%	0.1%	0.1%-0.2%
Weighted-average expected term (years)	0.5	0.5	0.5
Dividend yield	—	—	—
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
Fair value was determined using a Monte Carlo simulation model. A Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for West Marine. These stock prices are used to determine the fair values of the awards that have been granted. The Company is using the forfeiture rate of its non-qualified stock options, since the Company does not have sufficient history of the MSAP awards. The Company believes this is a reasonable interim assumption until the Company has sufficient forfeiture history on these awards. The fair value at January 3, 2015, December 28, 2013 and December 29, 2012 was $2.04, $2.59 and $2.04 per award, respectively. Assumptions used in determining the fair value of the MSAP awards during 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Expected price volatility	34%-37%	34%	45%
Risk-free interest rate	0.8%-1.4%	1.4%	0.6%
Weighted-average expected term (years)	4.1	4.2	4.2
Dividend yield	—	—	—
A summary of the MSAP award activity in 2014, 2013 and 2012 is as follows:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Number of MSAP's
Unvested at year-end 2011	—
Granted	162,125
Vested	—
Forfeited	(13,375)
Unvested at year-end 2012	148,750
Granted	163,125
Vested	(43,230)
Forfeited	(30,875)
Unvested at year-end 2013	237,770
Granted	244,750
Vested	(78,911)
Forfeited	(73,250)
Unvested at year-end 2014	330,359
The MSAP compensation expense recorded for 2014 was $0.4 million and the corresponding liability at January 3, 2015 was $0.5 million. The MSAP compensation expense recorded for 2013 was $0.1 million and the corresponding liability at December 28, 2013 was $0.1 million. The MSAP compensation expense recorded for 2012 was $0.1 million and the corresponding liability at December 29, 2012 was also $0.1 million.
Included in cost of goods sold and SG&A expense is MSAP compensation expense, net of estimated forfeitures, that have been included in the statements of operations for all MSAP compensation arrangements as follows:

(in thousands)	2014	2013	2012
Cost of goods sold	$33	$18	$4
Selling, general and administrative expense	388	77	48
MSAP compensation expense	$421	$95	$52

NOTE 3: PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at fiscal year-end 2014 and 2013 (in thousands):

	At Year-End
	2014	2013
Furniture and equipment	$77,564	$72,679
Computer software and hardware	87,512	87,484
Leasehold improvements	76,804	74,572
Land and building	600	600
Property and equipment, at cost	242,480	235,335
Accumulated depreciation and amortization	(163,033)	(162,487)
Property and equipment, net	$79,447	$72,848
Depreciation and amortization expense for property and equipment was $18.0 million, $15.0 million and $15.3 million in 2014, 2013 and 2012, respectively.
NOTE 4: LINES OF CREDIT AND LONG–TERM DEBT
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
The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For 2014, 2013 and 2012, the weighted-average interest rate on all of our outstanding borrowings was 3.8%, 3.8% and 4.7%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on the Company’s ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, the loan is asset-based (which means the Company’s lenders maintain a security interest in the Company’s inventory and accounts receivable which serve as collateral for the loan), and the amount the Company may borrow under its revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, the Company must maintain minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of January 3, 2015, the Company was in compliance with the covenants under this loan agreement.
At the end of fiscal year 2014, there were no amounts outstanding under this revolving credit facility, $101.1 million was available for future borrowings, and there was $0.6 million in unamortized loan costs. At the end of fiscal year 2013, there were no amounts outstanding under this revolving credit facility, $98.8 million was available for future borrowings, and there was $0.8 million in unamortized loan costs. At the end of fiscal years 2014 and 2013, the Company had $4.2 million and $4.6 million of outstanding commercial and stand-by letters of credit, respectively. The highest outstanding balance during 2014 and 2013 was $0.3 million and $0.2 million, respectively.
NOTE 5: RELATED PARTY TRANSACTIONS
During 2014, West Marine did not enter into any new related party transactions. In addition, the Company terminated one related party lease during 2014 and one during 2012, as further described below.
Randolph K. Repass, West Marine's founder and Chairman of the Board, is a general partner of three partnerships in which he, together with certain members of his family, owns substantially all of the partnership interests.
The related party transactions pertain to the fact that West Marine has leased its store in Santa Cruz, California, its store in Braintree, Massachusetts, and its support center in Watsonville, California since 1982, 1996 and 1988, respectively. These three properties are leased from Randolph K. Repass through the partnerships. Negotiations for these transactions were conducted at arms' length using independent representatives for each party at the time these leases were entered into. Although these leases have been in place for a number of years, the Company's Audit and Finance Committee nonetheless reviews these transactions annually to determine if they remain in the best interest of the Company. In this regard, the Committee considered that Mr. Repass entered into a re-negotiation of the rental terms for the support center during 2009, prior to the expiration of the lease term. Although under no compulsion to do so, Mr. Repass acknowledged the soft real estate market conditions at the time and agreed to a rent reduction. Additionally, in July 2011, a lease amendment was signed which reduced the amount of Watsonville support center storage space leased to the Company and which extended the storage space lease from November 2011 to October 2016 to be coterminous with the support center lease. Due to the lease amendment, the Company's related contractual obligation decreased by immaterial amounts for fiscal years 2011 through 2016.

West Marine leased its store in New Bedford, Massachusetts from a corporation of which certain of Mr. Repass' family members were either officers, stockholders or board members. The New Bedford lease expired in February 2012, and the Company terminated the lease in May 2012. The Company opened a new store in the neighboring area, which is leased from a party unrelated to West Marine. The Braintree, Massachusetts lease was terminated in September 2014, and the Company closed the store in June 2014. The Company opened a new flagship store in the neighboring area, which is leased from a party unrelated to West Marine.
The lease for the Company support center is West Marine's most significant related party transaction. West Marine made payments to the above-related parties during fiscal years 2014, 2013 and 2012 in the aggregate amount of approximately $1.7 million, $1.9 million and $1.8 million, respectively.
Related party transactions, including related party lease renewals, are pre-approved by West Marine's Board of Directors acting through the Audit and Finance Committee. The Audit and Finance Committee reviews and determines that the related party transaction is in the best interest of the Company and its stockholders. As of January 3, 2015, there were no amounts due to related parties.
NOTE 6: COMMITMENTS AND CONTINGENCIES
The Company leases certain equipment, and space for its retail stores, its distribution centers and its support center. The Company also sublets space at various locations with both month-to-month and non-cancelable sublease agreements. The operating leases of certain stores provide for periodic rent adjustments based on store revenues, the consumer price index and contractual rent increases.
The aggregate minimum annual contractual payments under non-cancelable leases, reduced for sublease income, in effect at fiscal year-end 2014 were as follows (in thousands):

2015	$49,339
2016	44,441
2017	37,501
2018	29,894
2019	25,076
Thereafter	97,572
Minimum non-cancelable lease payments, net	$283,823
The table above includes $2.4 million in related party leases. No assets of the Company were subject to capital leases at fiscal year-end 2014, 2013 and 2012. All but a limited number of the Company’s purchase commitments, which are not material, are cancelable without payment and, therefore, have been excluded from the table above.
Following is a summary of rent expense by component (in thousands):

	2014	2013	2012
Minimum rent	$51,603	$50,218	$48,131
Percent rent	60	63	91
Sublease income	(12)	(21)	(23)
Rent paid to related parties	1,479	1,561	1,593
Total rent expense	$53,130	$51,821	$49,792
On October 23, 2013, a putative class action lawsuit was filed against the Company in the United States District Court for the Northern District of California by two California former hourly employees. The complaint sought unspecified damages for alleged violations of the California Labor Code, the California Business and Professions Code and the federal Fair Labor Standards Act, as well as civil penalties and attorney’s fees under the Labor Code Private Attorney General Act. The complaint alleged that the Company miscalculated and failed to pay overtime for employees off-the-clock work and certain selling incentive bonuses (or spiffs), issued inaccurate wage statements, failed to provide adequate rest and meal periods and other labor-related complaints. On September 19, 2014, the District Court granted the Company's motion for summary judgment on a number of the asserted claims, including the rest and meal break allegations, but certified the spiff miscalculation class and the derivative wage statement and former employee classes. On October 10, 2014, the Company filed an interlocutory appeal with the United States Court of Appeals for the Ninth Circuit asserting that the District Court erred in certifying the various classes. While the appeal was pending, in January, 2015, the Company entered into a settlement and release agreement for all remaining class and individual claims, without admission of any wrongdoing, and the District Court granted the motion for preliminary approval of the settlement, with

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the hearing for final approval set for May, 2015. The Company recorded a charge of approximately $0.4 million for the estimated payments, including attorneys’ fees, costs and administrative expenses, in connection with this settlement liability. Such amount had no material impact on our financial statements.
Additionally, on October 8, 2014, a putative class action was filed against the Company in the Superior Court of the State of California, County of San Diego, by a California former hourly employee claiming violations of the California Labor Code and the California Business and Professions Code. The complaint seeks unspecified damages and attorney’s fees, alleging the Company's failure to pay overtime to hourly store employees who earned bonus wages or commissions during pay periods in which they worked overtime, and the derivative claims of failure to provide accurate wage statements and all wages owed upon termination of employment. The Company intends to defend this action vigorously and the outcome of this matter cannot be determined at this time.
The Company currently is under audit for sales taxes in several jurisdictions. The tax periods open to examination by the major taxing jurisdictions for sales and use taxes are fiscal 2010 through fiscal 2014. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s future financial condition or results of operations.
The Company also is party to various other routine and non-routine legal and administrative proceedings, claims, product recalls, litigation and reviews, audits and investigations by various federal and state governmental regulators arising from normal business activities, including commercial, product and product safety, customer, intellectual property, labor and employment-related claims, custom, tax and environmental claims and proceedings in which private plaintiffs or governmental agencies allege that we violated local, state or federal laws. In addition, certain third-party service suppliers have rights under their contracts with the Company to review and audit its use of their products. Many of these legal and administrative proceedings investigations and audits raise complex factual and legal issues and are subject to uncertainties. The Company cannot predict with assurance the outcome of these matters. Accordingly, material adverse developments, settlements, or resolutions may occur and negatively impact results in the quarter and/or fiscal year in which such developments, settlements or resolutions are reached.
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
The Company accrues a liability for and contingency arising from these claims, audits, legal or administrative proceedings where the Company believes it is probable it will pay some amounts and the amounts can be estimated; in some cases, however, it is too early to predict a final outcome. When the Company has determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For any such matters where a loss is reasonably possible, the range of estimated loss is not material, individually and in the aggregate.
At January 3, 2015, accrued liabilities included a loss contingency accrual of $0.5 million related to all pending legal, regulatory and administrative claims, including the settled and pending class action lawsuits. At December 28, 2013, accrued liabilities included a loss contingency accrual of less than $0.1 million related to various minor items.
NOTE 7: INCOME TAXES
Earnings from continuing operations before income tax expense was as follows for fiscal years 2014, 2013 and 2012:

	2014	2013	2012
United States	$2,939	$14,144	$22,870
Outside the United States	1,065	1,165	1,587
Earnings from continuing operations before income tax expense	$4,004	$15,309	$24,457
Following is a summary of the (benefit) provision for income taxes (in thousands):

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2014	2013	2012
Current:
Federal	$(1,125)	$3,536	$5,324
State	31	195	473
Foreign	296	412	79
Current taxes (benefit)	(798)	4,143	5,876
Deferred:
Federal	1,200	194	3,202
State	511	2,937	197
Foreign	1,143	198	463
Deferred taxes	2,854	3,329	3,862
Income tax expense	$2,056	$7,472	$9,738
Following is a summary of the difference between the effective income tax rate and the statutory federal income tax rate:

	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.6	4.4	1.9
Non-deductible permanent items	1.4	(0.3)	1.6
Change in valuation allowance	47.5	9.3	—
Uncertain tax positions	(23.7)	(0.5)	(0.1)
Impact of foreign operations	(3.7)	2.6	1.2
Prior period true-up adjustments	(10.2)	(2.3)	0.8
Other	(0.6)	0.6	(0.6)
Effective tax rate	51.3%	48.8%	39.8%
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

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2014	2013
Assets:
Accrued payroll and benefits	$6,652	$6,523
Capitalized inventory costs	118	145
Accrued expenses	3,068	3,092
Intangible assets	2,005	2,686
Net operating losses and tax credits	8,755	7,107
Deferred rent	4,852	4,385
Vendor allowances	2,344	—
Other	2,592	2,440
Total deferred income tax assets	30,386	26,378
Valuation allowance	(6,807)	(3,884)
Deferred income taxes, net of valuation allowance	23,579	22,494
Liabilities:
Prepaid expenses	(2,474)	(1,999)
Property and equipment	(12,579)	(8,018)
Federal effect of state and foreign deferred items	(1,672)	(2,398)
Other liabilities	(1,024)	(961)
Total deferred tax liabilities	(17,749)	(13,376)
Net deferred income tax assets	$5,830	$9,118

Net deferred tax assets included in the accompanying consolidated balance sheet are as follows (in thousands):

	2014	2013
Current deferred income tax assets	$5,585	$5,012
Non-current deferred income tax assets	3,993	5,684
Non-current deferred income tax liabilities	(3,748)	(1,578)
Net deferred tax assets	$5,830	$9,118
At year-end 2014, the Company had $14.7 million of state income tax net loss carryforwards that expire between 2021 and 2034. The Company also had foreign net loss carryforwards of $2.7 million that expire between 2017 and 2034. In addition, the Company had California state enterprise zone credits of $5.4 million available for use in the tax years 2015 through 2024, and South Carolina tax credits of $1.3 million, which are available for use for tax years 2015 through 2018. These carryforwards are available to offset future taxable income. As of January 3, 2015 and December 28, 2013, non-current deferred tax liability was included in the Deferred rent and other line item on the Company's consolidated balance sheet.
A valuation allowance must be provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized, based upon consideration of all positive and negative evidence. Sources of evidence include, among other things, a history of pretax earnings or losses, expectations of future results, tax planning opportunities, and appropriate tax law.
Since the Company has a significant net operating loss carryforward in South Carolina, realization of a benefit from state tax credits is not more likely than not. Therefore a full valuation allowance remains in place until such time as the Company determines it is able to either benefit from the credits or they expire. The Company has determined that it is not more likely than not that the Company will be able to realize the tax benefit for a portion of the California Enterprise Zone credits before they expire in 2024. Therefore, the valuation allowance against these credits was increased by $1.1 million to $2.8 million for credits no longer under reserve as an unrecognized tax benefit subsequent to settlement of a California franchise tax audit. This valuation allowance will remain in place until such time as the Company determines it is able to either benefit from the credits, or they expire.
On September 25, 2014, management presented and the Board of Directors approved the Company’s strategic plan which included a plan to exit all of its Canadian stores as the leases expired and a withdrawal from the country. The Company's exit will have accounting, tax and legal implications. This triggered the Company’s evaluation of its ability to utilize its Canadian

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net deferred tax assets and to place a valuation allowance of $0.8 million gross against these assets. The Company will continue to evaluate these deferred tax assets on a quarterly basis.
Following is a summary of the change in valuation allowance (in thousands):

	2014	2013	2012
Valuation allowance—beginning of year	$3,884	$1,692	$1,692
Valuation allowance increases	2,923	2,552	—
Valuation allowance reductions	—	(360)	—
Valuation allowance—end of year	$6,807	$3,884	$1,692
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and cities, and Puerto Rico and Canada. The Company has substantially settled all federal income tax matters through 2010, state and local jurisdictions through 2009 and foreign jurisdictions through 2007. The Company could be subject to audits in these jurisdictions for the subsequent years.
Unrecognized tax benefits activity for the fiscal years ending is summarized below (in thousands):

	2014	2013	2012
Unrecognized tax benefit—beginning of year	$2,476	$2,553	$2,623
Additions based on tax positions related to the current year	167	32	—
Additions for tax positions of prior years	218	22	—
Reductions for tax positions of prior years	—	—	(36)
Settlements	(1,463)	(65)	—
Lapse of statutes of limitations	(305)	(66)	(34)
Unrecognized tax benefit—end of year	$1,093	$2,476	$2,553
Included in the balance of unrecognized tax benefits at January 3, 2015 and December 28, 2013 are $0.5 million and $0.6 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate.
During the year, the Company released $1.5 million in uncertain tax positions related to the California Enterprise Zone tax credits through settlement of an audit. The rate effect of the release was largely offset by increase in the valuation allowance against the tax credits. In addition, the Company released $0.3 million of uncertain tax positions related to federal and state liabilities which expired under statute of limitations. Current year additions of $0.2 million relate to West Marine Puerto Rico (“WMPR”) for amounts deducted from current year taxable income for intercompany charges. Prior year additions of $0.2 million relate to WMPR for amounts deducted for intercompany charges on the 2013 tax return.
The Company recognizes accrued interest and penalties (not included in the table above) as a component of income tax expense. For each of the years ended January 3, 2015 and December 28, 2013, the Company recognized less than $0.1 million in interest and penalties. The accrued interest balance at January 3, 2015 and December 28, 2013 was $0.4 million and $0.3 million, respectively, and accrued penalties balance was $0.1 million and less than $0.1 million, respectively.
NOTE 8: EMPLOYEE BENEFIT PLANS
The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee’s contribution up to 5% of the employee’s annual compensation, subject to statutory limitations. The Company’s contributions to the plan were $0.6 million, $0.6 million and $0.6 million for fiscal years 2014, 2013 and 2012, respectively. Plan participants may choose from an array of mutual fund investment options. The plan does not provide for investments in West Marine common stock.
NOTE 9: STOCKHOLDERS' EQUITY
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
The Company repurchased 328,174 shares during the year ended January 3, 2015 (which amount does not include 31,731 shares repurchased, but not settled at December 28, 2013 and which were purchased at an average price per share of $14.08), at an aggregate price of approximately $4.4 million and an average price per share of $13.39 under the repurchase plan.
Preferred Stock
As of January 3, 2015 and December 28, 2013, there were no shares of preferred stock outstanding.
Common Stock
The Company is authorized to issue up to 50,000,000 shares of common stock with a par value $0.001 per share.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10: QUARTERLY FINANCIAL DATA
(Unaudited and in thousands, except per share data)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$113,338	$236,483	$196,510	$129,420
Gross profit	24,923	82,278	58,386	27,600
Selling, general and administrative expense	44,041	49,715	48,512	46,487
Income (loss) from operations	(19,118)	32,563	9,874	(18,887)
Net income (loss)	(11,015)	18,304	4,936	(10,277)
Net income (loss) per share:
Basic	$(0.46)	$0.76	$0.20	$(0.42)
Diluted	(0.46)	0.75	0.20	(0.42)
Stock trade price:
High	$14.27	$11.70	$11.00	$12.92
Low	11.09	9.91	8.46	8.74

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$114,244	$236,750	$193,362	$118,818
Gross profit	25,314	87,263	57,679	21,390
Selling, general and administrative expense	41,502	49,612	44,177	40,612
Income (loss) from operations	(16,188)	37,651	13,502	(19,222)
Net income (loss)	(9,729)	22,242	6,524	(11,200)
Net income (loss) per share:
Basic	$(0.41)	$0.92	$0.27	$(0.46)
Diluted	(0.41)	0.90	0.26	(0.46)
Stock trade price:
High	$13.18	$12.43	$12.30	$14.23
Low	10.61	11.00	10.58	11.25

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Evaluation of Internal Control over Financial Reporting
See Item 8 for Management's Report on Internal Control Over Financial Reporting.
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Principal Financial Officer ("PFO"), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on our evaluation, we concluded that, as of January 3, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 3, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B—OTHER INFORMATION
None.

PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 annual meeting of stockholders.
ITEM 11—EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 annual meeting of stockholders.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 annual meeting of stockholders.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 annual meeting of stockholders.
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 annual meeting of stockholders.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1		Reports of Independent Registered Public Auditing Firm

Consolidated Balance Sheets as of fiscal year-end 2014 and 2013

Consolidated Statements of Income for fiscal years 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for fiscal years 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for fiscal years 2014, 2013 and 2012

Consolidated Statements of Cash Flows for fiscal years 2014, 2013 and 2012

Notes to Consolidated Financial Statements

2		Schedule II Valuation and Qualifying Accounts

3		Exhibits:
	10.2	West Marine, Inc. Omnibus Equity Incentive Plan, as amended and restated effective March 27, 2014
	21.1	List of Subsidiaries
	23.1	Consent of PricewaterhouseCoopers LLP.
	23.2	Consent of Grant Thornton LLP.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
	32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In thousands)
Year ended January 3, 2015
Allowance for doubtful accounts	$(243)	$(307)	(1)	$303	(2)	$(247)
Reserve for product sales returns	$(1,570)	$(1,637)	(3)	$2,038	(4)	$(1,169)
Deferred tax valuation allowance	$3,884	$2,923	(5)	$—		$6,807
Year ended December 28, 2013
Allowance for doubtful accounts	$(277)	$(325)	(1)	$359	(2)	$(243)
Reserve for product sales returns	(1,129)	$(2,031)	(3)	$1,590	(4)	$(1,570)
Deferred tax valuation allowance	$1,692	$2,552	(5)	$(360)	(6)	$3,884
Year ended December 29, 2012
Allowance for doubtful accounts	$(301)	$(788)	(1)	$812	(2)	$(277)
Reserve for product sales returns	$(1,082)	$(1,702)	(3)	$1,655	(4)	$(1,129)
Deferred tax valuation allowance	$1,692	$—		$—		$1,692

(1)	Allowance for doubtful accounts are charged to expenses.

(2)	Represents uncollectible accounts written off against the allowance for doubtful accounts.

(3)	Represents allowance for sales returns estimated at the time revenue is recognized primarily based on historical returns rates and is charged as a reduction to revenue.

(4)	Represents allowance for sales returns written off.

(5)
Represents additional valuation allowance against California enterprise zone tax credits for deferred tax allowance of $1.1 million plus additional valuation allowance against Canadian deferred tax assets of $0.8 million.

(6)	Represents reduction of state valuation allowance against tax credits.

Exhibit Index

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 6, 2012 and filed on December 11, 2012).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2012).

10.1
Form of Indemnification Agreement between West Marine, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.2*	West Marine, Inc. Omnibus Equity Incentive Plan, as amended and restated effective March 27, 2014

10.2.1*
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

10.2.7*
Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Unit Agreement for Associates (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 21, 2014 and filed on February 27, 2014).

10.2.8*
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014).

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

10.9.2*
Separation Agreement, dated as of January 28, 2015, between West Marine, Inc. and Thomas Moran (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 28, 2015 and filed on February 2, 2015).

Exhibit Number	Exhibit

10.10*
Offer Letter, dated as of February 7, 2006, to Ronald Japinga from West Marine, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.10.1*
Executive Termination Compensation Agreement, dated as of February 13, 2006, by and between West Marine, Inc. and Ronald Japinga. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.11*
Offer Letter, dated November 25, 2013 and approved December 5, 2013, between West Marine, Inc. and Barry Kelley (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 5, 2013 and filed on December 5, 2013).

10.12*
Policy Regarding Repayment of Forfeiture of Certain Compensation (incorporated by reference of Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 5, 2013 and filed on December 5, 2013).

10.13*
West Marine, Inc. Executive Officer Severance Plan dated March 16, 2011, as amended on December 5, 2013 (incorporated by reference of Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 5, 2013 and filed on December 5, 2013).

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets as of January 3, 2015 and December 28, 2013; (ii) the consolidated statements of income for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012; (iii) the consolidated statements of stockholders' equity for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012; (iv) the consolidated statements of comprehensive income for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 and (v) the consolidated statements of cash flows for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 12, 2015	WEST MARINE, INC.

		By:	/s/ MATTHEW L. HYDE
Matthew L. Hyde
President and Chief Executive Officer

Power of Attorney
West Marine, Inc. a Delaware corporation, and each person whose signature appears below, constitutes and appoints Matthew L. Hyde and Deborah Ajeska, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to such annual report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of West Marine, Inc. and in the capacities and on the dates indicated.

Signature Capacity

/s/ MATTHEW L. HYDE
Matthew L. Hyde
President, Chief Executive Officer and Director (Principal Executive Officer)
March 12, 2015

/s/ DEBORAH AJESKA
Deborah Ajeska
Divisional Vice President and Controller (Principal Financial Officer)
March 12, 2015

/s/ RANDOLPH K. REPASS
Randolph K. Repass
Chairman of the Board and Director
March 12, 2015

/s/ DENNIS MADSEN
Dennis Madsen
Director
March 12, 2015

/s/ JAMES F. NORDSTOM, JR.
James F. Nordstrom, Jr.
Director
March 12, 2015

/s/ ROBERT D. OLSEN
Robert D. Olsen
Director
March 12, 2015

/s/ BARBARA L. RAMBO
Barbara L. Rambo
Director
March 12, 2015

/s/ ALICE M. RICHTER
Alice M. Richter
Director
March 12, 2015

/s/ CHRISTIANA SHI
Christiana Shi
Director
March 12, 2015