Form 10-Q
period 2015-04-04
WEST MARINE INC
filed 2015-05-04
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 27, 2015, the number of shares outstanding of the registrant’s common stock was 24,546,620.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 4, 2015, JANUARY 3, 2015 AND MARCH 29, 2014
(Unaudited and in thousands, except share data)

	April 4, 2015	January 3, 2015	March 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,637	$45,675	$10,436
Trade receivables, net	9,639	6,843	9,287
Merchandise inventories	256,633	214,298	245,179
Deferred income taxes	5,487	5,585	4,388
Other current assets	33,052	25,791	27,881
Total current assets	311,448	298,192	297,171
Property and equipment, net	81,937	79,447	74,939
Long-term deferred income taxes	3,887	3,993	5,574
Other assets	3,898	3,869	3,548
TOTAL ASSETS	$401,170	$385,501	$381,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,525	$33,244	$46,713
Accrued expenses and other	45,210	40,922	44,435
Total current liabilities	98,735	74,166	91,148
Deferred rent and other	19,920	20,327	15,653
Total liabilities	118,655	94,493	106,801
Commitments and Contingencies - see Note 5
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 25,239,559 shares issued and 24,550,670 shares outstanding at April 4, 2015; 25,092,550 shares issued and 24,403,661 shares outstanding at January 3, 2015; and 24,712,822 shares issued and 24,023,933 shares outstanding at March 29, 2014	25	25	25
Treasury stock	(9,205)	(9,171)	(9,089)
Additional paid-in capital	209,545	207,863	204,127
Accumulated other comprehensive loss	(446)	(564)	(524)
Retained earnings	82,596	92,855	79,892
Total stockholders’ equity	282,515	291,008	274,431
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,170	$385,501	$381,232
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 13 WEEKS ENDED APRIL 4, 2015 AND MARCH 29, 2014
(Unaudited and in thousands, except per share data)

	13 Weeks Ended
	April 4, 2015	March 29, 2014
Net revenues	$127,067	$113,338
Cost of goods sold	100,085	88,415
Gross profit	26,982	24,923
Selling, general and administrative expense	44,975	44,041
Loss from operations	(17,993)	(19,118)
Interest expense	112	108
Loss before income taxes	(18,105)	(19,226)
Income tax benefit	(7,846)	(8,211)
Net loss	$(10,259)	$(11,015)
Net loss per common and common equivalent share:
Basic	$(0.42)	$(0.46)
Diluted	$(0.42)	$(0.46)
Weighted average common and common equivalent shares outstanding:
Basic	24,486	24,141
Diluted	24,486	24,141
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE 13 WEEKS ENDED APRIL 4, 2015 AND MARCH 29, 2014
(Unaudited and in thousands)

	13 Weeks Ended
	April 4, 2015	March 29, 2014
Net loss	$(10,259)	$(11,015)
Other comprehensive loss, net of tax
Foreign currency translation adjustment, net of tax	118	41
Total comprehensive loss	$(10,141)	$(10,974)
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 13 WEEKS ENDED APRIL 4, 2015 AND MARCH 29, 2014
(Unaudited and in thousands)

	13 Weeks Ended
	April 4, 2015	March 29, 2014
OPERATING ACTIVITIES:
Net loss	$(10,259)	$(11,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,025	4,055
Share-based compensation	685	867
Excess tax benefit from share-based compensation	—	(108)
Deferred income taxes	(175)	(72)
Provision for doubtful accounts	55	(34)
Lower of cost or market inventory adjustments	1,423	1,024
Loss on asset disposals	144	41
Changes in assets and liabilities:
Trade receivables	(2,851)	(2,812)
Merchandise inventories	(43,759)	(43,167)
Other current assets	(7,261)	(8,521)
Other assets	3	(120)
Accounts payable	20,152	24,803
Accrued expenses and other	4,150	7,236
Deferred items and other non-current liabilities	(28)	77
Net cash used in operating activities	(32,696)	(27,746)
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	17	5
Purchases of property and equipment	(7,507)	(6,226)
Net cash used in investing activities	(7,490)	(6,221)
FINANCING ACTIVITIES:
Borrowings on line of credit	366	427
Repayments on line of credit	(366)	(427)
Proceeds from exercise of stock options	1,136	546
Excess tax benefit from share-based compensation	—	108
Treasury shares acquired	(34)	(4,684)
Net cash provided by (used in) financing activities	1,102	(4,030)
Effect of exchange rate changes on cash	46	25
NET DECREASE IN CASH	(39,038)	(37,972)
CASH AT BEGINNING OF PERIOD	45,675	48,408
CASH AT END OF PERIOD	$6,637	$10,436
Other cash flow information:
Cash paid for interest	$69	$73
Cash paid (received) for income taxes, net of refunds of $80 and $1,391	7	(697)
Non-cash investing activities
Property and equipment additions in accounts payable	596	1,272

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen Weeks Ended April 4, 2015 and March 29, 2014
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared from the records of West Marine, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented, have been included.
The condensed consolidated balance sheet at January 3, 2015 presented herein has been derived from the audited consolidated financial statements of the Company that were included in the Company's Annual Report on Form 10-K for the year ended January 3, 2015 (the “2014 Form 10-K”). These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended January 3, 2015 that were included in the 2014 Form 10-K.
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 3, 2015. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended April 4, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 2, 2016. Historically, the Company's revenues and net income are higher in the second and third quarters and are lower in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
The Company's fiscal year consists of 52  or 53 weeks, ending on the Saturday closest to December 31. The 2015 fiscal year consists of 52 weeks ending on January 2, 2016, and the 2014 fiscal year consisted of 53 weeks ending on January 3, 2015. All quarters of both fiscal years 2015 and 2014 consist of 13 weeks, other than the fourth quarter of 2014, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of April 4, 2015, there were no financial instruments which require disclosure under the fair value hierarchy.
Cash and Cash Equivalents
The Company's cash and cash equivalents consist of cash on hand, bank deposits and amounts in transit from banks for customer credit card and debit card transactions. As of April 4, 2015, January 3, 2015 and March 29, 2014 cash balances were $6.6 million, $45.7 million and $10.4 million, respectively.

Reportable Segment
West Marine is an omni-channel retail organization operating one reporting segment in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. The metrics used by our Chief Executive Officer (as the Company's chief operating decision maker or the "CODM") to assess the performance of the Company are focused on viewing the business as a single integrated business. The CODM's process for allocating resources is based upon the omni-channel view of the Company. Additionally, the Company has integrated systems and concentrated its strategic focus on omni-channel retailing. In addition, the Company has commingled sales channel payroll expense, inventories, merchandise procurement and distribution networks. Revenues from customers are derived from merchandise sales and the Company does not rely on any individual major customers.
The Company considers its merchandise expansion strategy to be extremely important to the future success of the Company and is providing the following product category information. The Company's merchandise mix for the period ended April 4, 2015 and March 29, 2014, respectively, is reflected in the table below:

	13 Weeks Ended
	April 4, 2015	March 29, 2014
Core boating products	81.2%	82.8%
Merchandise expansion products	18.8%	17.2%
Total	100.0%	100.0%
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
Recently Issued Accounting Pronouncements
In April 2014, FASB issued Accounting Standards Update ("ASU") 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides a narrower definition of discontinued operations. The new guidance requires that only disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The provisions of this guidance were effective as of the beginning of the 2015 fiscal year and did not have a material impact on the Company's consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016 with early application not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the new standard, and has not concluded whether the adoption of ASU 2014-09 will have a material impact on the Company's consolidated financial statements.

NOTE 2: INCOME TAXES
The Company calculates its interim income tax provision by estimating the annual effective tax rate and applying that rate to its year-to-date ordinary earnings. The Company's effective income tax rate for the 13-week period ended April 4, 2015 was 43.3%, which resulted in a benefit of $7.8 million, while the effective tax rate for the 13-week period ended March 29, 2014 was 42.7%, which resulted in a benefit of $8.2 million. The increase in the effective tax rate is due largely to a change in foreign reserves.
The Company continues to maintain a valuation allowance against its California Enterprise Zone credits in the amount of $2.8 million, as well as a $0.9 million valuation allowance against South Carolina state tax credits. In addition, the Company maintains a valuation allowance in the amount of $0.8 million against its Canadian net deferred tax assets, due to the Company's decision to phase out of Canada. The Company continues to monitor and adjust these valuation allowances based on current evaluations of its ability to realize these deferred tax assets.
During the three months ended April 4, 2015, the Company recognized an additional $0.1 million expense related to uncertain tax positions, including accrued interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction, various states and cities, Puerto Rico and Canada. The Company has substantially settled all federal income tax matters through 2010, as well as all state and foreign jurisdictions through 2008 and 2006, respectively.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.7 million for the 13-week period ended April 4, 2015 and $0.9 million for the 13-week period ended March 29, 2014, the majority of which was recorded as SG&A expense. The Company received no tax benefit associated with share-based compensation expense for the 13-week period ended April 4, 2015. The tax benefit associated with share-based compensation expense for the 13-week period ended March 29, 2014 was $0.1 million, which was recognized as excess tax benefit in additional paid-in capital.
The Manager Share Appreciation Plan ("MSAP") compensation expense for the 13-week period ended April 4, 2015 was a credit to expense of $0.3 million due to fluctuation in the Company's share price. The corresponding liability at April 4, 2015 was $0.2 million. The MSAP compensation expense for the 13-week period ended March 29, 2014 was minimal. The corresponding liability at March 29, 2014 was $0.1 million.
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
NOTE 5: CONTINGENCIES
On October 23, 2013, a putative class action lawsuit was filed against the Company in the United States District Court for the Northern District of California by two California former hourly employees. The complaint sought unspecified damages for alleged violations of the California Labor Code, the California Business and Professions Code and the federal Fair Labor Standards Act, as well as civil penalties and attorney’s fees under the Labor Code Private Attorney General Act. The complaint alleged that the Company miscalculated and failed to pay overtime for employees off-the-clock work and certain selling incentive bonuses (or "spiffs"), issued inaccurate wage statements, failed to provide adequate rest and meal periods and other labor-related complaints. In January 2015, the Company entered into a settlement and release agreement for all remaining class and individual claims, without admission of any wrongdoing, and the District Court granted the motion for preliminary approval of the settlement, with the hearing for final approval currently scheduled for May 21, 2015. The Company recorded a charge of approximately $0.4 million in 2014 for the estimated payments, including attorneys’ fees, costs and administrative expenses, in connection with this settlement liability. Such amount had no material impact on the Company's financial statements.
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
The Company is also involved in various other legal and administrative proceedings, claims and litigation and regulatory compliance audits arising in the ordinary course of business. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact our results in the quarter and/or fiscal year in which such developments, settlements or resolutions are reached.
Based on the facts currently available, the Company does not believe that the disposition of the remaining class action lawsuit discussed above or any other claims, regulatory compliance audits, legal or administrative proceedings that are pending or asserted, individually and in the aggregate, will have a material adverse effect on the Company's financial position. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact the Company's results of operations in any given period.
For the two class action lawsuits and for any other claims, regulatory compliance audits, legal or administrative proceedings where the Company has determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For any such matters where a loss is reasonably possible, the range of estimated loss is not material individually and in aggregate.
NOTE 6: NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.3 million and less than 0.1 million shares of common stock that were outstanding for the quarters ended April 4, 2015 and March 29, 2014, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net loss per share computations (shares in thousands):

	13 Weeks Ended
	April 4, 2015		March 29, 2014
	Shares	Net Loss Per Share	Shares	Net Loss Per Share
Basic	24,486	$(0.42)	24,141	$(0.46)
Effect of dilutive stock options	—	—	—	—
Diluted	24,486	$(0.42)	24,141	$(0.46)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2015 (the “2014 Form 10-K”). All references to the first quarter of 2015 mean the 13-week period ended April 4, 2015, and all references to the first quarter of 2014 mean the 13-week period ended March 29, 2014. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.
Overview
West Marine was founded in 1968 by a sailor and is the largest omni-channel specialty retailer exclusively offering boating supplies, gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water. With 274 stores located in 38 states, Puerto Rico and Canada as of the end of the first quarter of 2015 and two eCommerce websites serving our retail and professional services customers, West Marine is recognized as a leading waterlife outfitter for cruisers, sailors, anglers, paddle sports enthusiasts, and industry service providers. We strive to provide exceptional customer experiences and offer the convenience of omni-channel shopping. In support of our omni-channel business strategy, we will continue our current focus on growing revenues from core boating products and from investment in our three growth strategies.
Additionally, over the next few years, to ensure focus on and to enable us to redirect resources for investment in our growth strategies, we will be closing each of our Canadian stores as leases expire or if we are successful in negotiating earlier termination through agreement with our landlords or through an asset sale. The first of these closures occured at the end of January 2015.
Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations (including valuation adjustments and capitalization of indirect costs), vendor allowances receivable, costs associated with exit activities, impairment of long-lived assets, income taxes, liabilities for self-insurance or high-deductible losses, and share-based compensation. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2014 Form 10-K. The following discussion and analysis should be read in conjunction with such description of critical accounting policies and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended
	April 4, 2015	March 29, 2014
Net revenues	100.0%	100.0%
Cost of goods sold	78.8	78.0
Gross profit	21.2	22.0
Selling, general and administrative expense	35.4	38.9
Loss from operations	(14.2)	(16.9)
Interest expense	—	0.1
Loss before income taxes	(14.2)	(17.0)
Income tax benefit	(6.1)	(7.3)
Net loss	(8.1)%	(9.7)%
Thirteen Weeks Ended April 4, 2015 Compared to Thirteen Weeks Ended March 29, 2014
Net revenues for the first quarter of 2015 were $127.1 million, an increase of $13.7 million, or 12.1%, compared to net revenues of $113.3 million in the first quarter in 2014. Comparable store sales increased 13.3%. The increase was primarily in sales attributable to our three key strategies and the benefit from a shift in the fiscal calendar discussed below. Sales of core products, which represented 81.2% of our total sales and tend to be dependent upon boat-usage, grew by 11.1% during the first quarter as compared to the same period last year. During the first quarter last year, core products represented 82.8% of total sales. Sales comparison benefited this year from a shift in the fiscal calendar following a 53-week year and increased sales by approximately 6% as compared to the first quarter last year. As the boating season builds toward our peak selling months, we expect that we will continue to see a benefit during the first half of the year from this calendar shift. However, during the second half of the year, we expect negative year-over-year comparisons due to the calendar shift, particularly during the third quarter as we move out of the key boating season. We anticipate that our quarterly sales comparisons will benefit by approximately 4% in the second quarter, and will be unfavorable by approximately 7% in the third quarter and unfavorable by approximately 2% in the fourth quarter. The annualized impact, however, is expected to be negligible.
We saw favorable top-line sales growth in the quarter from each of our three key strategies: eCommerce; merchandise expansion; and store optimization. During the first quarter, our eCommerce sales increased by 27.1% and represented 9.3% of our revenues, as compared to 8.2% last year. We saw a sales increase during the first quarter driven by a new promotional strategy we are testing, where we are moving to fewer, larger, marketing events at key points during the season. The first of these Super Sales was in March and it was a successful event, driving an approximate 2% increase in sales. Finally, revenues benefited during the quarter from higher eCommerce sales this year, which results were negatively impacted last year as we launched our westmarine.com platform during the first quarter of 2014. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) grew by 21.2%. Merchandise expansion products represented 18.8% of our first quarter total sales, as compared to 17.2% last year. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets, where we have moved to a larger format store from multiple, smaller locations, increased to 43.1% of total sales compared to 38.2% last year.
We experienced increased sales to our professional services customers during the first quarter, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our stores. We had 274 stores open at the end of the first quarter of 2015, compared to 286 stores open at the end of the first quarter of 2014. While store count declined by 4.2% year-over-year, selling square footage decreased by 0.7%.
Gross profit increased by $2.1 million, or 8.3%, to $27.0 million in the first quarter of 2015, compared to $24.9 million for the same period last year. Gross profit decreased as a percentage of net revenues to 21.2% in the first quarter of 2015, compared to 22.0% for the same period last year. This was driven by lower raw product margin, which decreased by 1.3%, primarily due to timing of our vendor allowances year over year and those vendor allowances associated with our biennial West Marine University and a 0.5% decrease for higher inventory shrinkage over last year. The reduction in gross profit margin was partially offset by the leveraging of occupancy expense by 1.1%, given the higher sales on the relatively fixed cost basis of occupancy.
Selling, general and administrative expense ("SG&A") was $45.0 million, an increase of $0.9 million, or 2.1%, compared to $44.0 million for the same period last year. SG&A decreased as a percentage of net revenues to 35.4% in the first quarter of 2015, compared to 38.9% for the same period last year. We incurred $1.0 million higher depreciation associated with the increased capital spend over the past several years, and $0.9 million in additional costs associated with investments in information technology infrastructure. Other drivers of the higher SG&A included $0.6 million higher variable costs to support the higher sales for the quarter. These increases were partially offset by $1.4 million for expenses incurred in connection with our biennial West Marine University conference in first quarter of 2014.
Net loss for the 13-week period ended April 4, 2015 was $10.3 million, a $0.7 million decrease when compared to the same period last year. Our effective income tax rate for the 13-week period ended April 4, 2015 was 43.3%, which resulted in a benefit of $7.8 million, while the effective tax rate for the 13-week period ended March 29, 2014 was 42.7%, which resulted in a benefit of $8.2 million.
Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary.
Liquidity and Capital Resources
We ended the first quarter of 2015 with $6.6 million of cash, compared to $10.4 million at the end of the first quarter of 2014. Working capital (the excess of current assets over current liabilities) increased to $212.7 million at the end of the first quarter of 2015, compared to $206.0 million last year. The increase in working capital was primarily attributable to $11.5 million of higher merchandise inventory, principally in our core merchandise categories, in preparation for our 2015 season and to improve sales in about 180 of our smaller traditional stores, and a $5.2 million increase in other current assets primarily related to timing of pre-paid assets, partially offset by an increase of $6.8 million in accounts payable and accrued expenses and a $3.8 million lower cash balance.
Operating Activities
During the first three months of 2015, net cash used by operating activities was $32.7 million, compared to $27.7 million of cash used by operating activities during the same period last year. The increase in cash used by operating activities year-over-year primarily was due to lower accounts payable and accrued expenses, partially offset by a decrease in net loss.
Investing Activities
Net cash used in investing activities was $7.5 million for the first three months of 2015, compared to net cash used of $6.2 million for the first three months of 2014. The increase in cash used in investing activities year-over-year primarily was due to investments in our key growth strategies.
We spent $7.5 million on capital expenditures during the first three months of 2015, which was a $1.3 million increase compared to the same period in the prior year. During the first three months of 2015, we opened two flagship stores and completed nine store revitalization projects, as compared to no store openings and four revitalization projects during the first three months of 2014. During the remaining nine months of 2015, we expect to spend approximately $16.0 million on capital expenditures, mainly for our store optimization program, store consolidations and information technology enhancements. We will continue to invest in eCommerce and our network infrastructure, but at a slower pace than in 2014.
Financing Activities
Net cash provided in financing activities was $1.1 million for the first three months of 2015, mostly attributable to proceeds from the exercise of stock options. For the first three months of 2014, net cash used in financing activities was $4.0 million, mostly attributable to stock repurchases partially offset by proceeds from the exercise of stock options..
Credit Agreement
We maintain an asset-backed line of credit with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility of up to $120 million and matures November 30, 2017. In addition, at our option and subject to certain conditions, we may increase our borrowing capacity up to an additional $25.0 million. The amount available to be borrowed is based on a percentage of our inventory (excluding capitalized indirect costs) and accounts receivable. The revolving credit facility is available for general working capital and general corporate purposes. At our election, borrowings under the revolving credit facility will bear interest at one of the following options:
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% and 1.0% and for option (2) above is between 1.5% and 2.0%. The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For both the first quarter of 2015 and 2014, the weighted-average interest rate on all of our outstanding borrowings was 3.8%.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of April 4, 2015, we were in compliance with the covenants under our loan agreement, had no amounts outstanding under our revolving credit facility and $115.8 million available for future borrowings. The highest outstanding balance during the first quarter of 2015 and 2014 was $0.2 million and $0.1 million, respectively.
We may borrow against the aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at April 4, 2015 and January 3, 2015 and March 29, 2014. Our borrowing base at the periods then ended consisted of the following (in millions):

	April 4, 2015	January 3, 2015	March 29, 2014
Accounts receivable availability	$10.0	$5.0	$9.0
Inventory availability	175.6	118.4	175.1
Less: reserves	(8.1)	(6.4)	(6.5)
Less: minimum availability	(17.7)	(11.7)	(17.8)
Less: suppressed availability	(39.8)	—	(39.8)
Total borrowing base	$120.0	$105.3	$120.0
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$—	$—	$—
Outstanding letters of credit	4.2	4.2	4.6
Total obligations	$4.2	$4.2	$4.6

Accordingly, our availability as of April 4, 2015, January 3, 2015 and March 29, 2014, respectively, was (in millions):
Total borrowing base	$120.0	$105.3	$120.0
Less: obligations	(4.2)	(4.2)	(4.6)
Total availability	$115.8	$101.1	$115.4

EBITDA
In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the U.S. ("GAAP"), we are providing EBITDA, which is a non-GAAP financial measure, as a supplemental measure to help investors evaluate our fundamental operational performance. EBITDA is defined as net income (loss) plus interest expense, income tax (benefit), and depreciation and amortization. EBITDA is not a presentation made in accordance with GAAP, is not a measure of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements or replacement of fixed assets. By eliminating interest, income taxes, depreciation and amortization, we believe the result is a useful measure across time in evaluating our fundamental core operating performance.

Our presentation of EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Management believes that the presentation of EBITDA is useful to investors because these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the operating performance of companies in industries similar to ours. Management also uses EBITDA to evaluate our operations. However, as indicated, EBITDA does not include interest expense on borrowed money, the payment of income taxes, amortization of our definite-lived intangible assets, or depreciation expense on our capital assets, which are necessary elements of our operations. Since EBITDA does not account for these and other expenses, its utility as a measure of our operating performance has limitations. Due to these limitations, management does not view EBITDA in isolation but also uses other measurements, such as net income, revenues and gross profit, to measure operating performance.
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA (in millions):

	13 Weeks Ended
	April 4, 2015	March 29, 2014
Net loss	$(10.3)	$(11.0)
Add:
Interest expense	0.1	0.1
Depreciation and amortization	5.0	4.1
Income tax (benefit)	(7.8)	(8.2)
EBITDA	$(13.0)	$(15.0)

Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of April 4, 2015, we were not involved in any unconsolidated special purpose entities or variable interest entities.
Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2, “Properties” and Note 6 to our consolidated financial statements in the 2014 Form 10-K.
Seasonality
Historically, our business has been highly seasonal. In 2014, approximately 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.
Business Trends
We believe that there are fundamental trends continuing to emerge in our industry that are affecting our customers and their purchase patterns. These trends reinforce our realization that the core boat parts and accessories business is not going to be sufficient to meet our goals of achieving steady, profitable growth. We believe that we can accomplish our goals by accelerating the execution of our growth strategies to continue to position West Marine as a broader waterlife outfitter, as well as, the leading boat parts specialty retailer. This will expand our potential customer base and is expected to reduce our dependence on weather.
Our key growth strategies, including our 15/50 plan, have delivered encouraging early results, but they remain a relatively small part of our business. Results for these strategies were:

•
eCommerce: The first number in the 15/50 plan refers to our objective to grow our eCommerce business to 15% of total sales by the end of 2019. Sales from eCommerce were up by 27.1% for the first three months as compared to last year, and represented 9.3% of total sales this year, up from 8.2% for the same period last year.

•
Store optimization: The second number in the 15/50 plan reflects our goal of deriving 50% of total sales from our consolidated or revitalized stores by the end of 2019. Collectively, we refer to these as "experience stores" because they provide a new shopping experience for our customers, both in terms of store design and expanded product assortment. For the first three months of 2015, sales through optimized stores represented 43.1% of total sales, compared to 38.2% for the first three months of 2014.

•
Merchandise expansion: Sales in our merchandise expansion categories (including soft goods, fishing, paddle sports, and accessories) support the eCommerce and store optimization strategies and grew by 21.2% for the first 13 weeks ended April 4, 2015. Sales from our core categories increased by 11.1% during the same period.

We continue to see evidence of positive inter-dependence across our growth strategies. Specifically, our eCommerce and store optimization strategies are enabling us to better present for sale our merchandise expansion product offerings, and all of our strategies are designed to attract new customers and build upon our customer base. For full-year 2014, sales of merchandise expansion products represented 17.2% of our eCommerce sales and 23.8% of the sales in our stores year-over-year.
Given the early success of our growth strategies and the need to continue to drive them at a faster pace in order to reposition our business to provide steady profitable growth, our financial plans for 2015 reflect the investment of significant resources in these strategies, including $22 million to $25 million of capital investments for the year. Approximately $10 million to $12 million of these investments are targeted toward our expanded store optimization program, which are planned to include approximately three store consolidation projects and 15 store revitalizations. We will direct approximately $9 million to upgrade our information technology infrastructure (including hardware and software), to enhance security of sensitive information and to deliver further improvements to our eCommerce websites. Both the eCommerce and store optimization strategies allow us to continue to increase sales through our merchandise expansion strategy and our core business. These strategies and investments in them support our realization of an omni-channel retail model, which is designed to provide a seamless customer experience across all shopping channels, and better position us to deliver incremental sales and operating margin improvement, both in the short and long term. The remainder of our 2015 capital investments will be directed toward other maintenance and infrastructure needs.
For more information see the "Overview," “Fiscal 2014 Compared with Fiscal 2013 - Revenues,” and "Business Trends" discussions in "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2014 Form 10-K.

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
Forward-Looking Statements
All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” "will," and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, expectations related to our earnings, growth and profitability, statements that relate to West Marine's future plans, expectations and objectives; expectations and projections with respect to our ability to appropriately invest in, and execute on, our key growth strategies, including our ability to continue to: improve our eCommerce business, including our retail and wholesale websites; experience increased sales from expanded merchandise assortments; continue to successfully execute our store optimization strategy; successfully and fully execute our 15/50 plan; continue to invest in our technology infrastructure, inventory, maintain in-stock levels; improve financial performance; increase sales through all channels and control operating expenses; as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.
West Marine's operations could be adversely affected if participation in the boating industry declines, if boat usage decreases, if fuel prices were to increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our operating results in the future include the risk factors set forth in the 2014 Form 10-K, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
Recently Issued Accounting Pronouncements
Please see Note 1 to our condensed consolidated financial statements in this report for a discussion of new and recently-issued accounting pronouncements.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not undertake any specific actions to diminish our exposure to interest rate or currency rate risk, and we are not a party to any interest rate or currency rate risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in the 2014 Form 10-K.
At the end of the first quarter ended April 4, 2015, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. We have up to $120.0 million in borrowing capacity under our credit facility. There are various interest rate options available, as described above.
Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.5 million over the next year.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of April 4, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
Please see Part I, Item 1, Note 5 to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.
ITEM 1A – RISK FACTORS
We have included in Part I, Item 1A of the 2014 Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock. There has been no material change in our Risk Factors since we filed the 2014 Form 10-K.
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

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of April 4, 2015, January 3, 2015 and March 29, 2014; (ii) the condensed consolidated statements of operations for the 13 weeks ended April 4, 2015 and March 29, 2014; (iii) the condensed consolidated statements of comprehensive loss for the 13 weeks ended April 4, 2015 and March 29, 2014; and (iv) the condensed consolidated statements of cash flows for the 13 weeks ended April 4, 2015 and March 29, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 4, 2015	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Deborah Ajeska
Deborah Ajeska
Principal Financial Officer