Form 10-Q
period 2015-07-04
WEST MARINE INC
filed 2015-08-04
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015
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
At July 27, 2015, the number of shares outstanding of the registrant’s common stock was 24,668,364.

		Page No.

PART I – Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of July 4, 2015, January 3, 2015 and June 28, 2014	3

	Condensed Consolidated Statements of Income for the 13 weeks ended July 4, 2015 and June 28. 2014 and the 26 weeks ended July 4, 2015 and June 28, 2014	4

	Condensed Consolidated Statements of Comprehensive Income for the 13 weeks ended July 4, 2015 and June 28, 2014 and the 26 weeks ended July 4, 2015 and June 28, 2014	5

	Condensed Consolidated Statements of Cash Flows for the 26 weeks ended July 4, 2015 and June 28, 2014	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosure	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 4, 2015, JANUARY 3, 2015 AND JUNE 28, 2014
(Unaudited and in thousands, except share data)

	July 4, 2015	January 3, 2015	June 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$44,159	$45,675	$38,934
Trade receivables, net	10,690	6,843	10,970
Merchandise inventories	258,130	214,298	243,588
Deferred income taxes	5,252	5,585	4,276
Other current assets	22,388	25,791	22,149
Total current assets	340,619	298,192	319,917
Property and equipment, net	81,365	79,447	79,595
Long-term deferred income taxes	3,439	3,993	4,829
Other assets	3,861	3,869	3,595
TOTAL ASSETS	$429,284	$385,501	$407,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,157	$33,244	$50,242
Accrued expenses and other	51,658	40,922	46,988
Total current liabilities	104,815	74,166	97,230
Deferred rent and other	20,605	20,327	16,020
Total liabilities	125,420	94,493	113,250
Commitments and Contingencies - see Note 5
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 25,375,312 shares issued and 24,686,423 shares outstanding at July 4, 2015; 25,092,550 shares issued and 24,403,661 shares outstanding at January 3, 2015; and 25,004,808 shares issued and 24,315,919 shares outstanding at June 28, 2014	25	25	25
Treasury stock	(9,241)	(9,171)	(9,128)
Additional paid-in capital	210,097	207,863	206,149
Accumulated other comprehensive loss	(558)	(564)	(556)
Retained earnings	103,541	92,855	98,196
Total stockholders’ equity	303,864	291,008	294,686
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,284	$385,501	$407,936
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 13 WEEKS AND 26 WEEKS ENDED JULY 4, 2015 AND JUNE 28, 2014
(Unaudited and in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net revenues	$253,177	$236,483	$380,244	$349,821
Cost of goods sold	162,417	154,205	262,502	242,620
Gross profit	90,760	82,278	117,742	107,201
Selling, general and administrative expense	53,492	49,715	98,467	93,756
Income from operations	37,268	32,563	19,275	13,445
Interest expense	120	115	232	223
Income before income taxes	37,148	32,448	19,043	13,222
Provision for income taxes	16,203	14,144	8,357	5,933
Net income	$20,945	$18,304	$10,686	$7,289
Net income per common and common equivalent share:
Basic	$0.85	$0.76	$0.44	$0.30
Diluted	$0.85	$0.75	$0.43	$0.30
Weighted average common and common equivalent shares outstanding:
Basic	24,617	24,142	24,551	24,141
Diluted	24,684	24,314	24,705	24,418
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE 13 WEEKS AND 26 WEEKS ENDED JULY 4, 2015 AND JUNE 28, 2014
(Unaudited and in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$20,945	$18,304	$10,686	$7,289
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(113)	(32)	5	9
Total comprehensive income	$20,832	$18,272	$10,691	$7,298
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 26 WEEKS ENDED JULY 4, 2015 AND JUNE 28, 2014
(Unaudited and in thousands)

	26 Weeks Ended
	July 4, 2015	June 28, 2014
OPERATING ACTIVITIES:
Net income	$10,686	$7,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,159	8,683
Share-based compensation	1,491	1,803
Excess tax benefit from share-based compensation	—	(225)
Deferred income taxes	1,295	479
Provision for doubtful accounts	7	71
Lower of cost or market inventory adjustments	1,291	1,263
Loss on asset disposals	716	220
Changes in assets and liabilities:
Trade receivables	(3,854)	(4,600)
Merchandise inventories	(45,123)	(41,815)
Other current assets	3,403	(2,789)
Other assets	(123)	(228)
Accounts payable	20,508	28,717
Accrued expenses and other	10,043	9,795
Deferred items and other non-current liabilities	(130)	750
Net cash provided by operating activities	10,369	9,413
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	24	20
Purchases of property and equipment	(13,321)	(16,032)
Net cash used in investing activities	(13,297)	(16,012)
FINANCING ACTIVITIES:
Borrowings on line of credit	455	1,165
Repayments on line of credit	(455)	(1,165)
Proceeds from exercise of stock options	1,141	1,308
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	296	318
Excess tax benefit from share-based compensation	—	225
Treasury shares acquired	(70)	(4,723)
Net cash provided by (used in) financing activities	1,367	(2,872)
Effect of exchange rate changes on cash	45	(3)
NET DECREASE IN CASH	(1,516)	(9,474)
CASH AT BEGINNING OF PERIOD	45,675	48,408
CASH AT END OF PERIOD	$44,159	$38,934
Other cash flow information:
Cash paid for interest	$145	$148
Cash paid (received) for income taxes, net of refunds of $80 and $1,391	36	(528)
Non-cash investing activities
Property and equipment additions in accounts payable	1,320	1,657

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Twenty-six Weeks Ended July 4, 2015 and June 28, 2014
(Unaudited)

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
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 3, 2015. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 26-week periods ended July 4, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 2, 2016. Historically, the Company's revenues and net income are higher in the second and third quarters and are lower in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
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
Cash and Cash Equivalents
The Company's cash and cash equivalents consist of cash on hand, bank deposits and amounts in transit from banks for customer credit card and debit card transactions. As of July 4, 2015, January 3, 2015 and June 28, 2014 cash balances were $44.2 million, $45.7 million and $38.9 million, respectively.
Reportable Segment
West Marine is an omni-channel retail organization operating one reporting segment in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. The metrics used by our Chief Executive Officer (as the Company's chief operating decision maker) to assess the performance of the Company and the process he uses to allocate resources focus on viewing the business as a single integrated business. The Company has integrated systems and has commingled sales channel payroll expense, inventories, merchandise procurement and distribution networks to concentrate its strategy as an omni-channel retailer.
Revenues from customers are derived from merchandise sales and the Company does not rely on any individual major customers.
The Company considers its merchandise expansion strategy to be extremely important to the future success of the Company and is providing the following product category information. The Company's merchandise mix for the period ended July 4, 2015 and June 28, 2014, respectively, is reflected in the table below:

	13 Weeks Ended		26 Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Core boating products	80.3%	82.7%	80.6%	82.7%
Merchandise expansion products	19.7%	17.3%	19.4%	17.3%
Total	100.0%	100.0%	100.0%	100.0%
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
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016 with early application not permitted. On July 9, 2015, FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the new standard, and has not concluded whether the adoption of ASU 2014-09 will have a material impact on the Company's consolidated financial statements.
NOTE 2: INCOME TAXES
The Company calculates its interim income tax provision by estimating the annual effective tax rate and applying that rate to its year-to-date ordinary earnings. The Company's effective income tax rate for both the 13-week period ended July 4, 2015 and June 28, 2014 was 43.6%, which resulted in a provision of $16.2 million and $14.1 million, respectively. The Company's effective income tax rate for the 26-week period ended July 4, 2015 was 43.9%, which resulted in a provision of $8.4 million, while the effective tax rate for the 26-week period ended June 28, 2014 was 44.9%, which resulted in a provision of $5.9 million. The decrease in the effective tax rate was due largely to a change in valuation allowances.
The Company continues to maintain a valuation allowance against its California Enterprise Zone credits in the amount of $4.3 million, as well as a $1.3 million valuation allowance against South Carolina state tax credits. In addition, the Company maintains a valuation allowance in the amount of $1.4 million against its Canadian net deferred tax assets, due to the Company's decision to exit Canada. The Company continues to monitor and adjust these valuation allowances based on current evaluations of its ability to realize these deferred tax assets.
During the 13-week period ended July 4, 2015, the Company recognized less than $0.1 million expense related to uncertain tax positions, including accrued interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction, various states and cities, Puerto Rico and Canada. The Company has substantially settled all federal income tax matters through 2010, as well as all state and foreign jurisdictions through 2009 and 2007, respectively.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.8 million for the 13-week period ended July 4, 2015 and $0.9 million for the 13-week period ended June 28, 2014, the majority of which was recorded as selling, general and administrative ("SG&A") expense. The Company recognized share-based compensation expense of $1.5 million for the 26-week period ended July 4, 2015 and $1.8 million for the 26-week period ended June 28, 2014, the majority of which was recorded as SG&A expense. The Company received no tax benefit associated with share-based compensation expense for the 13-week and 26-week periods ended July 4, 2015. The tax benefit associated with share-based compensation expense for the 13-week and 26-week periods ended June 28, 2014 were $0.1 million and $0.2 million, respectively, which were recognized as excess tax benefit in additional paid-in capital.
The Manager Share Appreciation Plan ("MSAP") compensation expense for the 13-week and 26-week periods ended July 4, 2015 was a credit to expense of $0.1 million and a credit to expense of $0.4 million due to fluctuation in the Company's share price, respectively. The corresponding liability at July 4, 2015 was $0.1 million. The MSAP compensation expense for both the 13-week and 26-week periods ended June 28, 2014 was minimal. The corresponding liability at June 28, 2014 was $0.1 million.
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
NOTE 5: CONTINGENCIES
In October 2013, a putative class action lawsuit was filed against the Company in the United States District Court for the Northern District of California by two California former hourly employees who alleged, among other things, that the Company miscalculated and failed to pay overtime for certain selling incentive bonuses (or "spiffs"), in violation of California and Federal laws. Without admission of any wrongdoing, the Company entered into a settlement and release agreement for all class and individual claims to avoid the uncertainty and costs associated with protracted litigation and the District Court granted final approval of the settlement on May 21, 2015. The Company recorded a charge of approximately $0.4 million in the fourth quarter of 2014 for the payments, including attorneys’ fees, costs and administrative expenses, in connection with this settlement liability. Such amount had no material impact on the Company's financial statements.
Additionally, in October 2014, a putative class action was filed against the Company in the Superior Court of the State of California, County of San Diego, by a California former hourly employee claiming violations of the California Labor Code and the California Business and Professions Code. The complaint seeks unspecified damages and attorney’s fees, alleging the Company's failure to pay overtime to hourly store employees who earned bonus wages or commissions during pay periods in which they worked overtime, and the derivative claims of failure to provide accurate wage statements and all wages owed upon termination of employment. The Company intends to defend this action vigorously and the outcome of this matter cannot be determined at this time.
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
For the class action lawsuit and for any other claims, regulatory compliance audits, legal or administrative proceedings where the Company has determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For any such matters where a loss is reasonably possible, the range of estimated loss is not material individually and in aggregate.

NOTE 6: NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.6 million and 0.8 million shares of common stock that were outstanding for the quarters ended July 4, 2015 and June 28, 2014, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 0.2 million and 0.3 million shares of common stock that were outstanding for the first 26-weeks ended July 4, 2015 and June 28, 2014, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	July 4, 2015		June 28, 2014
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,617	$0.85	24,142	$0.76
Effect of dilutive stock options	67	—	172	(0.01)
Diluted	24,684	$0.85	24,314	$0.75

	26 Weeks Ended
	July 4, 2015		June 28, 2014
	Shares	Net Income Per Share		Net Income Per Share
Basic	24,551	$0.44	24,141	$0.30
Effect of dilutive stock options	154	(0.01)	277	—
Diluted	24,705	$0.43	24,418	$0.30

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2015 (the “2014 Form 10-K”). All references to the second quarter and the first six months of 2015 mean the 13-week and 26-week periods ended July 4, 2015, respectively, and all references to the second quarter and the first six months of 2014 mean the 13-week and 26-week periods ended June 28, 2014, respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.
Overview
West Marine was founded in 1968 by a sailor and is the largest omni-channel specialty retailer offering boating supplies, gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water. With 273 stores located in 38 states, Puerto Rico and Canada as of the end of the second quarter of 2015 and two eCommerce websites serving our retail and professional services customers, West Marine is recognized as a leading waterlife outfitter for cruisers, sailors, anglers, paddle sports enthusiasts, and industry service providers. We strive to provide exceptional customer experiences and offer the convenience of both our store and online shopping. In support of our omni-channel business strategy, we will continue our current focus on growing revenues from core boating products and from investment in our three growth strategies.
Additionally, over the next couple years, to enable us to invest in our growth strategies, we will be closing each of our Canadian stores as leases expire. We also will consider earlier terminations if negotiated with the landlords as well as asset sales. The first of these closures occurred at the end of January 2015.
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
Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		26 Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.2	65.2	69.0	69.4
Gross profit	35.8	34.8	31.0	30.6
Selling, general and administrative expense	21.1	21.0	25.9	26.8
Income from operations	14.7	13.8	5.1	3.8
Interest expense	—	0.1	0.1	—
Income before income taxes	14.7	13.7	5.0	3.8
Provision for income taxes	6.4	6.0	2.2	1.7
Net income	8.3%	7.7%	2.8%	2.1%

Thirteen Weeks Ended July 4, 2015 Compared to Thirteen Weeks Ended June 28, 2014
Net revenues for the second quarter of 2015 were $253.2 million, an increase of $16.7 million, or 7.1%, compared to net revenues of $236.5 million in the second quarter of 2014. Comparable store sales increased 7.0%. Sales comparison benefited this year from a shift in the fiscal calendar following a 53-week year and increased sales by approximately 4% as compared to the second quarter last year. As the boating season entered our peak selling months, we benefited during the first half of the year from this calendar shift. As we move through the second half of the year, we expect negative year-over-year comparisons due to the calendar shift, particularly during the third quarter as we move out of the key boating season. We anticipate our quarterly sales comparisons will be unfavorable by approximately 7% in the third quarter and unfavorable by approximately 2% in the fourth quarter. The annualized impact, however, is expected to be negligible.
We saw favorable top-line sales growth in the quarter from each of our three key strategies: eCommerce; merchandise expansion; and store optimization. Additionally, we continued to see sales increases driven by a new promotional strategy test of moving to fewer, larger marketing events at key points during the season. During the second quarter, our eCommerce sales increased by 25.8% and represented 7.9% of our revenues, as compared to 6.6% last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) grew by 19.6%. Merchandise expansion products represented 19.7% of our second quarter total sales, as compared to 17.3% last year. Sales of core products, which represented 80.3% of our total sales and tend to be dependent upon boat-usage, grew by 4.0% during the second quarter as compared to the same period last year. During the second quarter last year, core products represented 82.7% of total sales. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets, where we have moved to a larger format store from multiple, smaller locations, increased to 41.0% of total sales compared to 40.1% last year.
We experienced increased sales to our professional services customers during the second quarter, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our stores. We had 273 stores open at the end of the second quarter of 2015, compared to 282 stores open at the end of the second quarter of 2014. While store count declined by 3.2% year-over-year, selling square footage decreased only slightly, by 0.6%.
Gross profit increased by $8.5 million, or 10.3%, to $90.8 million in the second quarter of 2015, compared to $82.3 million for the same period last year. Gross profit increased as a percentage of net revenues to 35.8% in the second quarter of 2015, compared to 34.8% for the same period last year. This was driven by a decrease in occupancy expense of 0.7%, given the higher sales on the relatively fixed cost basis of occupancy, and a 0.6% decrease in unit buying and distribution costs incurred this year. Partially offsetting these improvements was a 0.3% increase in raw product cost of goods sold driven by a product mix shift from core boating products to include more merchandise expansion products.
Selling, general and administrative expense ("SG&A") was $53.5 million, an increase of $3.8 million, or 7.6%, compared to $49.7 million for the same period last year. SG&A increased as a percentage of net revenues to 21.1% in the second quarter of 2015, compared to 21.0% for the same period last year. We recorded $1.3 million of accrued management bonus expense compared to a credit of $1.2 million last year when the entire management bonus accrual was released given performance below thresholds. These events drove a $2.5 million year-over-year increase in expense for the period. Other drivers of the higher SG&A included $1.0 million higher variable costs to support the higher sales during the quarter and $0.6 million higher depreciation associated with the increased capital spend over the past several years.
Net income for the 13-week period ended July 4, 2015 was $20.9 million, a $2.6 million increase when compared to the same period last year. Our effective income tax rate for both the 13-week period ended July 4, 2015 and June 28, 2014 was 43.6%, which resulted in a provision of $16.2 million and $14.1 million, respectively.
Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary.
Twenty-six Weeks Ended July 4, 2015 Compared to Twenty-six Weeks Ended June 28, 2014
Net revenues for the first 26 weeks of 2015 were $380.2 million, an increase of $30.4 million, or 8.7%, compared to net revenues of $349.8 million in the first 26 weeks in 2014. Comparable store sales increased 9.0%. Sales comparison benefited this year from a shift in the fiscal calendar following a 53-week year and increased sales by approximately 4% as compared to the first six months last year. Sales of core products, which represented 80.6% of our total sales and tend to be dependent upon boat-usage, grew by 6.3% during the first half of the year as compared to the same period last year. During the first two quarters last year, core products represented 82.7% of total sales.
As compared to the same period last year, we saw favorable top-line sales growth from each of our three key strategies: eCommerce; merchandise expansion; and store optimization. eCommerce sales increased by 27.0% and represented 8.4% of our revenues, as compared to 7.2% last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) grew by 20.2%. Merchandise expansion products represented 19.4% of our first half total sales, as compared to 17.3% last year. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets, where we have moved to a larger format store from multiple, smaller locations, increased to 41.7% of total sales compared to 41.5% last year.
Gross profit increased by $10.5 million, or 9.8%, to $117.7 million in the first 26 weeks of 2015, compared to $107.2 million for the same period last year. Gross profit increased as a percentage of net revenues to 31.0% in the first 26 weeks of 2015, compared to 30.6% for the same period last year. This was driven by a decrease in occupancy expense of 0.8%, given the higher sales on the relatively fixed cost basis of occupancy, and a 0.4% decrease in unit buying and distribution costs incurred this year. The increase in gross profit margin was partially offset by a 0.7% increase in raw product cost of goods sold, primarily due to a product mix shift from core boating products to include more merchandise expansion products and a 0.2% increase for higher inventory shrinkage over last year.
SG&A was $98.5 million, an increase of $4.7 million, or 5.0%, compared to $93.8 million for the same period last year. SG&A decreased as a percentage of net revenues to 25.9% in the first 26 weeks of 2015, compared to 26.8% for the same period last year. We have incurred $2.2 million in higher management bonus expense given this year’s current financial performance versus bonus thresholds. Other drivers of the higher SG&A included $1.6 million higher variable costs to support the higher sales for the year and $1.6 million in higher depreciation associated with the increased capital spend over the past several years. These increases were partially offset by a $1.4 million favorable comparison for expenses in connection with our biennial West Marine University conference incurred in the first quarter of 2014.
Net income for the 26-week period ended July 4, 2015 was $10.7 million, a $3.4 million increase when compared to the same period last year. Our effective income tax rate for the 26-week period ended July 4, 2015 was 43.9%, which resulted in a provision of $8.4 million, while the effective tax rate for the 26-week period ended June 28, 2014 was 44.9%, which resulted in a provision of $5.9 million.
Liquidity and Capital Resources
We ended the second quarter of 2015 with $44.2 million of cash, compared to $38.9 million at the end of the second quarter of 2014. Working capital (the excess of current assets over current liabilities) increased to $235.8 million at the end of the second quarter of 2015, compared to $222.7 million last year. The increase in working capital primarily was attributable to $14.5 million of higher merchandise inventory, principally in our core merchandise categories to support our 2015 season and to improve sales in about 180 of our smaller traditional stores, and a $5.2 million increase in cash, partially offset by an increase of $7.6 million in accounts payable and accrued expenses.
Operating Activities
During the first six months of 2015, net cash provided by operating activities was $10.4 million, compared to $9.4 million of cash provided by operating activities during the same period last year. The increase in cash provided by operating activities year-over-year primarily was due to higher net income as well as increases in working capital of $11.8 million. The working capital increase was primarily attributable to increases in merchandise inventories of $45.1 million and trade receivables of $3.8 million, partially offset by decreases in cash of $1.5 million, decreases in other current assets of $3.4 million, increases of accounts payable of $19.9 million, and accrued expenses of $10.7 million. A key driver for the increase in our merchandise inventories is the seasonal nature of our business, as we have ramped up for our busy season period of April through August.
Investing Activities
Net cash used in investing activities was $13.3 million for the first six months of 2015, compared to net cash used of $16.0 million for the first six months of 2014.
We spent $13.3 million on capital expenditures during the first six months of 2015 and $16.0 million during the first six months of 2014. During the first six months of 2015, we opened two flagship stores, completed nine store revitalization projects and six revitalization-light projects, as compared to opening one flagship store and one large-format store and 11 revitalization projects during the first six months of 2014. During the remaining six months of 2015, we expect to spend approximately $10.0 million on capital expenditures, mainly for our store optimization program, store consolidations and information technology enhancements. We will continue to invest in eCommerce and our network infrastructure, but at a slower pace than in 2014.
Financing Activities
Net cash provided in financing activities was $1.4 million for the first six months of 2015, mostly attributable to proceeds from the exercise of stock options. For the first six months of 2014, net cash used in financing activities was $2.9 million, mostly attributable to stock repurchases partially offset by proceeds from the exercise of stock options.
Credit Agreement
We maintain an asset-backed line of credit with Wells Fargo Bank, N.A., which provides us with a secured revolving credit facility of up to $120 million, which matures November 30, 2017. In addition, at our option and subject to certain conditions, we may increase our borrowing capacity up to an additional $25.0 million. The amount available to be borrowed is based on a percentage of our inventory (excluding capitalized indirect costs) and accounts receivable. The revolving credit facility is available for general working capital and general corporate purposes. At our election, borrowings under the revolving credit facility will bear interest at one of the following options:
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% and 1.0% and for option (2) above is between 1.5% and 2.0%. The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For the second quarter of 2015 and 2014, the weighted-average interest rate on all of our outstanding borrowings was 3.7% and 3.8%, respectively. For the first six months of 2015 and 2014, the weighted-average interest rate on all of our outstanding borrowings was 3.7% and 3.8%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of July 4, 2015, we were in compliance with the covenants under our loan agreement, had no amounts outstanding under our revolving credit facility and $115.5 million available for future borrowings. The highest outstanding balance during the second quarter of 2015 and 2014 was less than $0.1 million and $0.3 million, respectively. The highest outstanding balance during the first six months of 2015 and 2014 was $0.2 million and $0.3 million, respectively.
We may borrow against the aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at July 4, 2015 and January 3, 2015 and June 28, 2014. Our borrowing base at the periods then ended consisted of the following (in millions):

	July 4, 2015	January 3, 2015	June 28, 2014
Accounts receivable availability	$13.7	$5.0	$13.0
Inventory availability	176.0	118.4	160.5
Less: reserves	(7.3)	(6.4)	(7.4)
Less: minimum availability	(18.2)	(11.7)	(16.6)
Less: suppressed availability	(44.2)	—	(29.5)
Total borrowing base	$120.0	$105.3	$120.0
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$—	$—	$(0.2)
Outstanding letters of credit	4.5	4.2	4.6
Total obligations	$4.5	$4.2	$4.4

Accordingly, our availability as of July 4, 2015, January 3, 2015 and June 28, 2014, respectively, was (in millions):
Total borrowing base	$120.0	$105.3	$120.0
Less: obligations	(4.5)	(4.2)	(4.4)
Total availability	$115.5	$101.1	$115.6

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
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$20.9	$18.3	$10.7	$7.3
Add:
Interest expense	0.1	0.1	0.2	0.2
Depreciation and amortization	5.1	4.6	10.2	8.7
Income tax	16.2	14.1	8.4	5.9
EBITDA	$42.3	$37.1	$29.5	$22.1

Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of July 4, 2015, we were not involved in any unconsolidated special purpose entities or variable interest entities.
Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2, “Properties” and Note 6 to our consolidated financial statements in the 2014 Form 10-K.
Seasonality
Currently our business is highly seasonal. In 2014, approximately 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.

Business Trends
We believe that there are fundamental trends continuing to emerge in our industry that are affecting our customers and their purchase patterns. These trends reinforce our realization that the core boat parts and accessories business is not going to be sufficient to meet our goals of achieving steady, profitable growth. We believe that we can accomplish our goals by accelerating the execution of our growth strategies to continue to position West Marine as a broader waterlife outfitter, as well as, the leading boat parts specialty retailer. This will expand our potential customer base and reduce our dependence on weather.
Our key growth strategies, including our 15/50 plan, have delivered encouraging results:

•
eCommerce: The first number in the 15/50 plan refers to our objective to grow our eCommerce business to 15% of total sales by the end of 2019. Sales from eCommerce were up by 27.0% for the first six months as compared to last year, and represented 8.4% of total sales this year, up from 7.2% for the same period last year.

•
Store optimization: The second number in the 15/50 plan reflects our goal of deriving 50% of total sales from our consolidated or revitalized stores by the end of 2019. Collectively, we refer to these as "experience stores" because they provide a new shopping experience for our customers, both in terms of store design and expanded product assortment. For the first six months of 2015, sales through optimized stores represented 41.7% of total sales, compared to 41.5% for the first six months of 2014.

•
Merchandise expansion: Sales in our merchandise expansion categories (including soft goods, fishing, paddle sports, and accessories) support the eCommerce and store optimization strategies and grew by 20.2% for the first 26 weeks ended July 4, 2015. Sales from our core categories increased by 6.3% during the same period.

We continue to drive inter-dependence across our growth strategies. Specifically, our eCommerce and store optimization strategies enable us to better present our merchandise expansion product offerings, and all of our strategies attract new customers to build our customer base. For full-year 2014, sales of merchandise expansion products represented 17.2% of our eCommerce sales and 23.8% of the sales in our stores year-over-year.
Given the success of our growth strategies and the need to continue to drive them at a faster pace in order to position our business to provide steady profitable growth, our financial plans for 2015 reflect the investment of significant resources in these strategies, including $22 million to $25 million of capital investments for the year. Approximately $10 million to $12 million of these investments are targeted toward our expanded store optimization program, which include approximately three store consolidation projects and 14 store revitalizations. During the first six months of 2015, we completed two of the three store consolidations and nine store revitalization projects. We will direct approximately $9 million to upgrade our information technology infrastructure (including hardware and software), to enhance security of sensitive information and to deliver further improvements to our eCommerce websites. Both the eCommerce and store optimization strategies allow us to continue to increase sales through our merchandise expansion strategy and our core business. These strategies and investments in them support our realization of an omni-channel retail model, which is designed to provide a seamless customer experience across all shopping channels, and better position us to deliver incremental sales and operating margin improvement, both in the short and long term. The remainder of our 2015 capital investments will be directed toward other maintenance and infrastructure needs.
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
Forward-Looking Statements
All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” "will," and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things, expectations related to our earnings, growth and profitability, statements that relate to West Marine's future plans, expectations and objectives; expectations and projections with respect to our ability to continue to appropriately invest in, and execute on, our key growth strategies; experience increased sales from expanded merchandise assortments; continue to successfully execute our store optimization strategy; successfully and fully execute our 15/50 plan; continue to invest in our technology infrastructure, inventory, maintain in-stock levels; improve financial performance; increase sales through all channels and control operating expenses; as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.

West Marine's operations could be adversely affected if participation in the boating industry declines, if boat usage decreases, if fuel prices were to significantly increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our operating results in the future include the risk factors set forth in the 2014 Form 10-K, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
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
At the end of the second quarter ended July 4, 2015, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. We have up to $120.0 million in borrowing capacity under our credit facility. There are various interest rate options available, as described above.
Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.5 million over the next year.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of July 4, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*
Offer Letter, dated May 21, 2015 and approved May 28, 2015, between West Marine, Inc. and Paul Rutenis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 21, 2015 and filed on May 28, 2015).

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

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of July 4, 2015, January 3, 2015 and June 28, 2014; (ii) the condensed consolidated statements of income for the 13 weeks ended July 4, 2015 and June 28, 2014 and 26 weeks ended July 4, 2015 and June 28, 2014; (iii) the condensed consolidated statements of comprehensive income for the 13 weeks ended July 4, 2015 and June 28, 2014 and 26 weeks ended July 4, 2015 and June 28, 2014; and (iv) the condensed consolidated statements of cash flows for the 26 weeks ended July 4, 2015 and June 28, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 4, 2015	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Deborah Ajeska
Deborah Ajeska
Principal Financial Officer