Form 10-Q
period 2015-10-03
WEST MARINE INC
filed 2015-11-03
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015
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
At October 26, 2015, the number of shares outstanding of the registrant’s common stock was 24,696,473.

		Page No.

PART I – Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of October 3, 2015, January 3, 2015 and September 27, 2014	3

	Condensed Consolidated Statements of Income for the 13 weeks ended October 3, 2015 and September 27. 2014 and the 39 weeks ended October 3, 2015 and September 27, 2014	4

	Condensed Consolidated Statements of Comprehensive Income for the 13 weeks ended October 3, 2015 and September 27, 2014 and the 39 weeks ended October 3, 2015 and September 27, 2014	5

	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended October 3, 2015 and September 27, 2014	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosure	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 3, 2015, JANUARY 3, 2015 AND SEPTEMBER 27, 2014
(Unaudited and in thousands, except share data)

	October 3, 2015	January 3, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$60,486	$45,675	$63,603
Trade receivables, net	8,565	6,843	8,460
Merchandise inventories	236,984	214,298	215,232
Deferred income taxes	5,597	5,585	5,666
Other current assets	18,167	25,791	16,370
Total current assets	329,799	298,192	309,331
Property and equipment, net	78,980	79,447	79,950
Long-term deferred income taxes	3,580	3,993	4,055
Other assets	3,348	3,869	3,577
TOTAL ASSETS	$415,707	$385,501	$396,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,203	$33,244	$34,451
Accrued expenses and other	47,302	40,922	46,325
Total current liabilities	85,505	74,166	80,776
Deferred rent and other	20,852	20,327	15,984
Total liabilities	106,357	94,493	96,760
Commitments and Contingencies - see Note 5
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 25,384,450 shares issued and 24,695,561 shares outstanding at October 3, 2015; 25,092,550 shares issued and 24,403,661 shares outstanding at January 3, 2015; and 25,014,180 shares issued and 24,325,291 shares outstanding at September 27, 2014	25	25	25
Treasury stock	(9,285)	(9,171)	(9,171)
Additional paid-in capital	210,743	207,863	206,700
Accumulated other comprehensive loss	(567)	(564)	(534)
Retained earnings	108,434	92,855	103,133
Total stockholders’ equity	309,350	291,008	300,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$415,707	$385,501	$396,913
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 13 WEEKS AND 39 WEEKS ENDED OCTOBER 3, 2015 AND SEPTEMBER 27, 2014
(Unaudited and in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net revenues	$194,375	$196,510	$574,620	$546,331
Cost of goods sold	138,115	138,124	400,618	380,744
Gross profit	56,260	58,386	174,002	165,587
Selling, general and administrative expense	47,576	48,511	146,044	142,267
Income from operations	8,684	9,875	27,958	23,320
Interest expense	107	99	338	322
Income before income taxes	8,577	9,776	27,620	22,998
Provision for income taxes	3,685	4,839	12,041	10,772
Net income	$4,892	$4,937	$15,579	$12,226
Net income per common and common equivalent share:
Basic	$0.20	$0.20	$0.63	$0.51
Diluted	$0.20	$0.20	$0.63	$0.50
Weighted average common and common equivalent shares outstanding:
Basic	24,694	24,323	24,599	24,202
Diluted	24,718	24,341	24,709	24,393
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE 13 WEEKS AND 39 WEEKS ENDED OCTOBER 3, 2015 AND SEPTEMBER 27, 2014
(Unaudited and in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$4,892	$4,937	$15,579	$12,226
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(8)	21	(3)	30
Total comprehensive income	$4,884	$4,958	$15,576	$12,256
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 39 WEEKS ENDED OCTOBER 3, 2015 AND SEPTEMBER 27, 2014
(Unaudited and in thousands)

	39 Weeks Ended
	October 3, 2015	September 27, 2014
OPERATING ACTIVITIES:
Net income	$15,579	$12,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,385	13,378
Share-based compensation	2,154	2,376
Excess tax benefit from share-based compensation	—	(223)
Deferred income taxes	878	(603)
Provision for doubtful accounts	62	82
Lower of cost or market inventory adjustments	2,128	1,112
Loss on asset disposals	716	325
Changes in assets and liabilities:
Trade receivables	(1,784)	(2,101)
Merchandise inventories	(24,814)	(13,308)
Other current assets	7,624	2,990
Other assets	308	(261)
Accounts payable	5,070	12,594
Accrued expenses and other	5,622	9,104
Deferred items and other non-current liabilities	95	1,180
Net cash provided by operating activities	29,023	38,871
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	29	36
Purchases of property and equipment	(15,640)	(20,832)
Net cash used in investing activities	(15,611)	(20,796)
FINANCING ACTIVITIES:
Borrowings on line of credit	816	2,087
Repayments on line of credit	(816)	(2,087)
Proceeds from exercise of stock options	1,141	1,314
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	296	318
Excess tax benefit from share-based compensation	—	223
Treasury shares acquired	(114)	(4,766)
Net cash provided by (used in) financing activities	1,323	(2,911)
Effect of exchange rate changes on cash	76	31
NET INCREASE IN CASH	14,811	15,195
CASH AT BEGINNING OF PERIOD	45,675	48,408
CASH AT END OF PERIOD	$60,486	$63,603
Other cash flow information:
Cash paid for interest	$220	$227
Cash paid for income taxes, net of refunds of $80 and $1,391	44	2,067
Non-cash investing activities
Property and equipment additions in accounts payable	836	1,326

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Thirty-nine Weeks Ended October 3, 2015 and September 27, 2014
(Unaudited)

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
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 3, 2015. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 39-week periods ended October 3, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending January 2, 2016. Historically, the Company's revenues and net income are higher in the second and third quarters and are lower in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
The Company's fiscal year consists of 52  or 53 weeks, ending on the Saturday closest to December 31. The 2015 fiscal year consists of 52 weeks ending on January 2, 2016, and the 2014 fiscal year consisted of 53 weeks that ended on January 3, 2015. All quarters of both fiscal years 2015 and 2014 consist of 13 weeks, other than the fourth quarter of 2014, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.
Cash and Cash Equivalents
The Company's cash and cash equivalents consist of cash on hand, bank deposits and amounts in transit from banks for customer credit card and debit card transactions. As of October 3, 2015, January 3, 2015 and September 27, 2014 cash balances were $60.5 million, $45.7 million and $63.6 million, respectively.
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
The Company considers its merchandise expansion strategy to be extremely important to the future success of the Company and is providing the following product category information. The Company's merchandise mix for the periods ended October 3, 2015 and September 27, 2014, respectively, is reflected in the table below:

	13 Weeks Ended		39 Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Core boating products	79.1%	80.6%	80.1%	82.0%
Merchandise expansion products	20.9%	19.4%	19.9%	18.0%
Total	100.0%	100.0%	100.0%	100.0%
The Company considers core boating products to be maintenance related products, electronics, sailboat hardware, anchors/docking/moorings, engine systems, safety, electrical, plumbing, boats, outboards, ventilation, deck hardware/fasteners, navigation, trailering, seating/boat covers and barbecues/appliances. The Company considers its merchandise expansion products to be apparel, footwear, clothing accessories, fishing, watersports, paddlesports, coolers, bikes and cabin/galley.
Recently Issued Accounting Pronouncements
In April 2014, FASB issued Accounting Standards Update ("ASU") 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides a narrower definition of discontinued operations. The new guidance requires that only disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 became effective for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The provisions of this guidance did not have a material impact on the Company's consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU 2014-09 to December 15, 2017 for annual reporting periods beginning after that date. FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the new standard, and has not concluded whether the adoption of ASU 2014-09 will have a material impact on the Company's consolidated financial statements.
NOTE 2: INCOME TAXES
The Company calculates its interim income tax provision by estimating the annual effective tax rate and applying that rate to its year-to-date ordinary earnings. The Company's effective income tax rate for the 13-week period ended October 3, 2015 was 43.0%, which resulted in a provision of $3.7 million, while the effective tax rate for the 13-week period ended September 27, 2014 was 49.5%, which resulted in a provision of $4.8 million. The Company's effective income tax rate for the 39-week period ended October 3, 2015 was 43.6%, which resulted in a provision of $12.0 million, while the effective tax rate for the 39-week period ended September 27, 2014 was 46.8%, which resulted in a provision of $10.8 million. The decrease in the effective tax rate was due largely to a change in valuation allowances.
The Company maintains a valuation allowances against its California Enterprise Zone credits in the amount of $3.9 million, against its South Carolina state tax credits in the amount of $0.9 million, and against its Canadian net deferred tax assets in the amount of $1.4 million. The Company continues to monitor and adjust these valuation allowances based on current evaluations of its ability to realize these deferred tax assets.
During the 13-week period ended October 3, 2015, the Company recognized less than $0.1 million expense related to uncertain tax positions, including accrued interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction, various states and cities, Puerto Rico and Canada. The Company has substantially settled all federal income tax matters through 2011, as well as all state and foreign jurisdictions through 2010 and 2007, respectively.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.7 million for the 13-week period ended October 3, 2015 and $0.6 million for the 13-week period ended September 27, 2014, the majority of which was recorded as selling, general and administrative ("SG&A") expense. The Company recognized share-based compensation expense of $2.2 million for the 39-week period ended October 3, 2015 and $2.4 million for the 39-week period ended September 27, 2014, the majority of which was recorded as SG&A expense. The Company received no excess tax benefit associated with share-based compensation expense for the 13-week and 39-week periods ended October 3, 2015. The tax benefit associated with share-based compensation expense for the 13-week and 39-week periods ended September 27, 2014 were less than $0.1 million and $0.2 million, respectively, and were recognized as excess tax benefit in additional paid-in capital.
The Manager Share Appreciation Plan ("MSAP") compensation expense for the 13-week and 39-week periods ended October 3, 2015 was minimal and a credit to expense of $0.4 million due to fluctuation in the Company's share price. The corresponding liability at October 3, 2015 was $0.1 million. The MSAP compensation expense for both the 13-week and 39-week periods ended September 27, 2014 was minimal. The corresponding liability at September 27, 2014 was $0.1 million.
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
NOTE 5: CONTINGENCIES
In October 2014, a putative class action was filed against the Company in the Superior Court of the State of California, County of San Diego, by a California former hourly employee claiming violations of the California Labor Code and the California Business and Professions Code. The complaint sought unspecified damages and attorney’s fees, alleging the Company's failure to pay overtime to hourly California store employees who earned bonus wages or commissions during pay periods in which they worked overtime, and the derivative claims of failure to provide accurate wage statements and all wages owed upon termination of employment. Although the Company continued to vigorously defend the claims underlying the lawsuit, on October 16, 2015, the parties agreed in principle to settle this matter on an individual and class-wide basis to avoid the uncertainty and costs associated with protracted litigation. The Company’s estimated aggregate obligation, including settlement funds, plaintiff’s attorneys’ fees and costs and settlement administration costs had no material impact on the Company's financial statements. This settlement is subject to the court’s preliminary and final approval and the parties expect to file a motion seeking preliminary approval in November 2015.
The Company also is involved in various other legal and administrative proceedings, claims and litigation and regulatory compliance audits arising in the ordinary course of business. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact our results in the quarter and/or fiscal year in which such developments, settlements or resolutions are reached.
Based on the facts currently available, the Company does not believe that the disposition of any claims, regulatory compliance audits, legal or administrative proceedings that are pending or asserted, individually and in the aggregate, will have a material adverse effect on the Company's financial position. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact the Company's results of operations in any given period.
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

NOTE 6: NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.6 million and 1.2 million shares of common stock that were outstanding for the quarters ended October 3, 2015 and September 27, 2014, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 0.6 million and 0.3 million shares of common stock that were outstanding for the first 39-weeks ended October 3, 2015 and September 27, 2014, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	October 3, 2015		September 27, 2014
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,694	$0.20	24,323	$0.20
Effect of dilutive stock options	24	—	18	—
Diluted	24,718	$0.20	24,341	$0.20

	39 Weeks Ended
	October 3, 2015		September 27, 2014
	Shares	Net Income Per Share		Net Income Per Share
Basic	24,599	$0.63	24,202	$0.51
Effect of dilutive stock options	110	—	191	(0.01)
Diluted	24,709	$0.63	24,393	$0.50

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2015 (the “2014 Form 10-K”). All references to the third quarter and the first nine months of 2015 mean the 13-week and 39-week periods ended October 3, 2015, respectively, and all references to the third quarter and the first nine months of 2014 mean the 13-week and 39-week periods ended September 27, 2014, respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.
Overview
West Marine was founded in 1968 by a sailor and is the largest omni-channel specialty retailer offering boating supplies, gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water. With 265 stores located in 38 states, Puerto Rico and Canada as of the end of the third quarter of 2015 and two eCommerce websites serving our retail and professional services customers, West Marine is recognized as a leading waterlife outfitter for cruisers, sailors, anglers, paddle sports enthusiasts, and industry service providers. We strive to provide exceptional customer experiences and offer the convenience of both our store and online shopping. In support of our omni-channel business strategy, we will continue our current focus on growing revenues from core boating products and from investment in our three growth strategies.
As previously announced, over the next couple years, to enable us to invest in our growth strategies, we will be closing each of our Canadian stores as leases expire. We also will consider earlier terminations if negotiated with the landlords and asset sales. As of October 3, 2015, we closed seven of our 10 stores in Canada.
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
Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		39 Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.1	70.3	69.7	69.7
Gross profit	28.9	29.7	30.3	30.3
Selling, general and administrative expense	24.4	24.7	25.4	26.0
Income from operations	4.5	5.0	4.9	4.3
Interest expense	0.1	—	0.1	0.1
Income before income taxes	4.4	5.0	4.8	4.2
Provision for income taxes	1.9	2.5	2.1	2.0
Net income	2.5%	2.5%	2.7%	2.2%

Thirteen Weeks Ended October 3, 2015 Compared to Thirteen Weeks Ended September 27, 2014
Net revenues for the third quarter of 2015 were $194.4 million, a decrease of $2.1 million, or 1.1%, compared to net revenues of $196.5 million in the third quarter of 2014. Comparable store sales decreased 0.7%. Sales comparison were impacted negatively this year by a shift in the fiscal calendar and decreased sales by approximately 6% as compared to the third quarter last year. As the boating season entered our peak selling months, we benefited during the first half of the year from this calendar shift. As we moved through the third quarter, we expected negative year-over-year comparisons due to the calendar shift, particularly during the third quarter as we move out of the key boating season. We anticipate our quarterly sales comparisons will be unfavorable by approximately 2% in the fourth quarter. The annualized impact, however, is expected to be negligible.
We saw favorable top-line sales growth in the quarter from each of our three key strategies: eCommerce; merchandise expansion; and store optimization. Additionally, we continued to see sales increases driven by a new promotional strategy test of moving to fewer, larger marketing events at key points during the season. During the third quarter, our eCommerce sales increased by 22.4% and represented 8.2% of our revenues, as compared to 6.6% last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) grew by 7.0%. Merchandise expansion products represented 20.9% of our third quarter total sales, as compared to 19.4% last year. Sales of core products, which represented 79.1% of our total sales and tend to be dependent upon boat-usage, declined by 3.7% during the third quarter as compared to the same period last year. During the third quarter last year, core products represented 80.6% of total sales. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets, where we have moved to a larger format store from multiple, smaller locations, increased to 39.0% of total sales compared to 35.9% last year.
We experienced increased sales to our professional services customers during the second quarter, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our stores. We had 265 stores open at the end of the third quarter of 2015, compared to 279 stores open at the end of the third quarter of 2014. While store count declined by 5.0% year-over-year, selling square footage decreased by 2.9%.
Gross profit decreased by $2.1 million, or 3.6%, to $56.3 million in the third quarter of 2015, compared to $58.4 million for the same period last year. Gross profit decreased as a percentage of net revenues to 28.9% in the third quarter of 2015, compared to 29.7% for the same period last year. This was driven by a 0.9% increase in raw product cost of goods sold driven by greater clearance-marked merchandise margins, customer mix shift from retail customers to professional services customers as well as a product mix shift from core boating products to include more merchandise expansion products. We also deleveraged due to the the liquidation of inventory from the closure of six stores in Canada. Partially offsetting the increase was a 0.1% decrease for lower inventory shrinkage year-over-year.
Selling, general and administrative expense ("SG&A") was $47.6 million, a decrease of $0.9 million, or 1.9%, compared to $48.5 million for the same period last year. SG&A decreased as a percentage of net revenues to 24.4% in the third quarter of 2015, compared to 24.7% for the same period last year. We recorded $1.7 million of variable compensation expense compared to none last year, when the entire management variable compensation accrual was released earlier in the year due to performance below thresholds. Additionally, productive payroll and benefits were $1.6 million lower and variable costs to support lower sales decreased by $0.8 million, as compared to the prior year period.
Net income for the 13-week period ended October 3, 2015 was $4.9 million, which was flat compared to the same period last year. Our effective income tax rate for the 13-week period ended October 3, 2015 was 43.0%, which resulted in a provision of $3.7 million, while the effective tax rate for the 13-week period ended September 27, 2014 was 49.5%, which resulted in a provision of $4.8 million.
Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year effective income tax rate as necessary.
Thirty-nine Weeks Ended October 3, 2015 Compared to Thirty-nine Weeks Ended September 27, 2014
Net revenues for the first 39 weeks of 2015 were $574.6 million, an increase of $28.3 million, or 5.2%, compared to net revenues of $546.3 million in the first 39 weeks in 2014. Comparable store sales increased 5.5%. Sales comparisons benefited this year from a shift in the fiscal calendar and increased sales by approximately 0.5% as compared to the first nine months of last year. Sales of core products, which represented 80.1% of our total sales and tend to be dependent upon boat-usage, grew by 2.8% during the first nine months of the year, as compared to the same period last year. During the first nine months last year, core products represented 82.0% of total sales.
As compared to the same period last year, we saw favorable top-line sales growth from each of our three key strategies: eCommerce; merchandise expansion; and store optimization. eCommerce sales increased by 25.1% and represented 8.3% of our revenues, as compared to 7.0% last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) grew by 15.2%. Merchandise expansion products represented 19.9% of our total sales for the first nine months of this year, as compared to 18.0% last year. Finally, with respect to our store optimization strategy, sales from stores in our optimized markets, where we have moved to a larger format store from multiple, smaller locations, increased to 40.8% of total sales compared to 36.1% last year.
Gross profit increased by $8.4 million, or 5.1%, to $174.0 million in the first 39 weeks of 2015, compared to $165.6 million for the same period last year. Gross profit as a percentage of net revenues, however, remained flat at 30.3% for both the first 39 weeks of 2015 and 2014. This was driven by a decrease in occupancy expense of 0.5%, given the higher sales on the relatively fixed cost basis of occupancy, and a 0.3% decrease in unit buying and distribution costs incurred this year. The increase in gross profit margin was offset by a 0.7% increase in raw product cost of goods sold, primarily due to a product mix shift from core boating products to include more merchandise expansion products and a 0.1% increase for higher inventory shrinkage over last year.
SG&A was $146.0 million, an increase of $3.8 million, or 2.7%, compared to $142.3 million for the same period last year. SG&A decreased as a percentage of net revenues to 25.4% in the first 39 weeks of 2015, compared to 26.0% for the same period last year. We have incurred $3.9 million in higher variable compensation expense given this year’s current financial performance, as compared to none accrued in the prior year. We also incurred $2.3 million higher depreciation associated with the increased capital expenditures over the past several years. Partially offsetting these increases to variable compensation and depreciation were a $1.5 million decrease in variable costs and a $1.0 million decrease in productive payroll and benefits.
Net income for the 39-week period ended October 3, 2015 was $15.6 million, a $3.4 million increase when compared to the same period last year. Our effective income tax rate for the 39-week period ended October 3, 2015 was 43.6%, which resulted in a provision of $12.0 million, while the effective tax rate for the 39-week period ended September 27, 2014 was 46.8%, which resulted in a provision of $10.8 million.
Liquidity and Capital Resources
We ended the third quarter of 2015 with $60.5 million of cash, compared to $63.6 million at the end of the third quarter of 2014. Working capital (the excess of current assets over current liabilities) increased to $244.3 million at the end of the third quarter of 2015, compared to $228.6 million last year. The increase in working capital from the third quarter of 2014 to the third quarter of 2015 primarily was attributable to $21.8 million of higher merchandise inventory, principally in our core merchandise categories to support our 2015 season and holiday early merchandise buys, partially offset by a $3.1 million decrease in cash and an increase of $4.7 million in accounts payable and accrued expenses.
Operating Activities
During the first nine months of 2015, net cash provided by operating activities was $29.0 million, compared to $38.9 million of cash provided by operating activities during the same period last year. The decrease in cash provided by operating activities year-over-year primarily was due to current year changes in merchandise inventories of $24.8 million offset by higher net income of $3.4 million and changes in other current assets of $7.6 million, accounts payable of $5.1 million, and accrued expenses of $5.6 million. During the first nine months of 2014, the higher cash provided by operating activities year-over-year primarily was due to changes in merchandise inventories of $13.3 million, other current assets of $3.0 million and changes accounts payable of $12.6 million and accrued expenses of $9.1 million, partially offset by lower net income.
Investing Activities
Net cash used in investing activities was $15.6 million for the first nine months of 2015, compared to net cash used of $20.8 million for the first nine months of 2014.
We spent $15.6 million on capital expenditures during the first nine months of 2015 and $20.8 million during the first nine months of 2014. Under our store optimization strategy, we opened two flagship stores, completed nine store revitalization projects and finished six revitalization-light projects. During the first nine months of 2014, we opened two flagship stores, four large-format stores and completed 11 revitalization projects. During the remaining three months of 2015, we expect to spend approximately $9.0 million on capital expenditures, mainly for our store optimization program and information technology enhancements. We will continue to invest in eCommerce and our network infrastructure, but at a slower pace than in 2014.
Financing Activities
Net cash provided in financing activities was $1.3 million for the first nine months of 2015, mostly attributable to proceeds from the exercise of stock options. For the first nine months of 2014, net cash used in financing activities was $2.9 million, mostly attributable to stock repurchases and partially offset by proceeds from the exercise of stock options.
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% and 1.0% and for option (2) above is between 1.5% and 2.0%. The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For both the third quarter of 2015 and 2014, the weighted-average interest rate on all of our outstanding borrowings was 3.7%. For both the first nine months of 2015 and 2014, the weighted-average interest rate on all of our outstanding borrowings was 3.7%.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of October 3, 2015, we were in compliance with the covenants under our loan agreement, had no amounts outstanding under our revolving credit facility and $115.8 million available for future borrowings. The highest outstanding balance during the third quarter of 2015 and 2014 was $0.2 million and less than $0.1 million, respectively. The highest outstanding balance during the first nine months of 2015 and 2014 was $0.2 million and $0.3 million, respectively.
We may borrow against the aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at October 3, 2015 and January 3, 2015 and September 27, 2014. Our borrowing base at the periods then ended consisted of the following (in millions):

	October 3, 2015	January 3, 2015	September 27, 2014
Accounts receivable availability	$7.1	$5.0	$7.4
Inventory availability	135.6	118.4	122.7
Less: reserves	(5.7)	(6.4)	(5.8)
Less: minimum availability	(13.7)	(11.7)	(12.4)
Less: suppressed availability	(3.3)	—	—
Total borrowing base	$120.0	$105.3	$111.9
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$—	$—	$—
Outstanding letters of credit	4.2	4.2	4.2
Total obligations	$4.2	$4.2	$4.2

Accordingly, our availability as of October 3, 2015, January 3, 2015 and September 27, 2014, respectively, was (in millions):
Total borrowing base	$120.0	$105.3	$111.9
Less: obligations	(4.2)	(4.2)	(4.2)
Total availability	$115.8	$101.1	$107.7

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
Our presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Management believes that the presentation of EBITDA is useful to investors because these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the operating performance of companies in industries similar to ours. Management also uses EBITDA to evaluate our operations. However, as indicated, EBITDA does not include interest expense on borrowed money, the payment of income taxes, amortization of our definite-lived intangible assets, or depreciation expense on our capital assets, which are necessary elements of our operations. Since EBITDA does not account for these and other expenses, its utility as a measure of our operating performance has limitations. Due to these limitations, management does not view EBITDA in isolation but also uses other measurements, such as net income, revenues and gross profit, to measure operating performance.
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$4.9	$4.9	$15.6	$12.2
Add:
Interest expense	0.1	0.1	0.3	0.3
Depreciation and amortization	5.2	4.6	15.2	13.2
Income tax expense	3.7	4.8	12.0	10.8
EBITDA	$13.9	$14.4	$43.1	$36.5

Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of October 3, 2015, we were not involved in any unconsolidated special purpose entities or variable interest entities.
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

Business Trends
We believe that there are fundamental trends continuing to emerge in our industry that are affecting our customers and their purchase patterns. These trends reinforce our realization that the core boat parts and accessories business is not going to be sufficient to meet our goals of achieving steady, profitable growth. We believe that we can accomplish our goals by accelerating the execution of our growth strategies to continue to position West Marine as a broader waterlife outfitter, as well as the leading boat parts specialty retailer. This will expand our potential customer base and reduce our dependence on weather.
Our key growth strategies, including our 15/50 plan, have delivered solid results:

•
eCommerce: The first number in the 15/50 plan refers to our objective to grow our eCommerce business to 15% of total sales by the end of 2019. Sales from eCommerce were up by 25.1% for the first nine months as compared to last year, and represented 8.3% of total sales this year, up from 7.0% for the same period last year.

•
Store optimization: The second number in the 15/50 plan reflects our goal of deriving 50% of total sales from our consolidated or revitalized stores by the end of 2019. Collectively, we refer to these as "experience stores" because they provide a new shopping experience for our customers, both in terms of store design and expanded product assortment. For the first nine months of 2015, sales through optimized stores represented 40.8% of total sales, compared to 36.1% for the first nine months of 2014.

•
Merchandise expansion: Sales in our merchandise expansion categories (including soft goods, fishing, paddle sports, and accessories) support our eCommerce and store optimization strategies and grew by 15.2% for the first 39 weeks ended October 3, 2015. Sales from our core categories increased by 2.8% during the same period.

We continue to drive inter-dependence across our growth strategies. Specifically, our eCommerce and store optimization strategies enable us to better present our merchandise expansion product offerings, and all of our strategies attract new customers to build our customer base. For full-year 2014, sales of merchandise expansion products represented 17.2% of our eCommerce sales and 23.8% of the sales in our stores.
Given the success of our growth strategies and the need to continue to drive them at a faster pace in order to position our business to provide steady profitable growth, our financial plans for 2015 reflect the investment of significant resources in these strategies, including approximately $25 million of capital investments for the year. Approximately $10 million to $12 million of these investments are targeted toward our expanded store optimization program, which includes approximately three store consolidation projects and 14 store revitalizations. During the first nine months of 2015, we completed two of the three store consolidations and nine store revitalization projects. We will direct approximately $9 million to upgrade our information technology infrastructure (including hardware and software), to enhance security of sensitive information and to deliver further improvements to our eCommerce websites. Both the eCommerce and store optimization strategies allow us to continue to increase sales through our merchandise expansion strategy and our core business. These strategies and our investments in them support our realization of an omni-channel retail model, which is designed to provide a seamless customer experience across all shopping channels, and better position us to deliver incremental sales and operating margin improvement, both in the short and long term. The remainder of our 2015 capital investments will be directed toward other maintenance and infrastructure needs.
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
Recently Issued Accounting Pronouncements
Please see Note 1 to our condensed consolidated financial statements in Part I, Item 1 of this report for a discussion of new and recently-issued accounting pronouncements.
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
At the end of the third quarter ended October 3, 2015, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. We have up to $120.0 million in borrowing capacity under our credit facility. There are various interest rate options available, as described above.
Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.3 million over the next year.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of October 3, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
Please see Part I, Item 1, Note 5 to our condensed consolidated financial statements for a discussion of our legal proceedings.
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

10.1*
Offer Letter, dated September 4, 2015 and approved September 8, 2015, between West Marine, Inc. and Jeffrey Lasher (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 4, 2015 and filed on September 8, 2015).

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

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of October 3, 2015, January 3, 2015 and September 27, 2014; (ii) the condensed consolidated statements of income for the 13 weeks ended October 3, 2015 and September 27, 2014 and 39 weeks ended October 3, 2015 and September 27, 2014; (iii) the condensed consolidated statements of comprehensive income for the 13 weeks ended October 3, 2015 and September 27, 2014 and 39 weeks ended October 3, 2015 and September 27, 2014; and (iv) the condensed consolidated statements of cash flows for the 39 weeks ended October 3, 2015 and September 27, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 3, 2015	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Deborah Ajeska
Deborah Ajeska
Principal Financial Officer