Form 10-K
period 2016-01-02
WEST MARINE INC
filed 2016-03-09
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 2, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $234.3 million based on the closing sale price of $9.49, as reported on the NASDAQ Global Market on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2016
Common stock, $.001 par value per share	24,733,708 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2016	Part II, Item 5 and Part III

WEST MARINE, INC.
2015 FORM 10-K ANNUAL REPORT

i

PRELIMINARY NOTE
This report is for the year ended January 2, 2016. This report modifies and supersedes documents filed prior to this report. The Securities and Exchange Commission (the “SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this report. In addition, information that we file with the SEC in the future automatically will update and supersede information contained in this report.
We undertake no obligation (other than that required by law) to publicly update or revise any disclosures contained in this report, whether as a result of new information, future events or otherwise. Website references throughout this report are for information only, and the content of these websites is not incorporated by reference and should not otherwise be considered a part of this report.
All references to 2015, 2014 and 2013 in this report refer to our fiscal years ended on January 2, 2016, January 3, 2015 and December 28, 2013, respectively. Fiscal year 2014 was a 53-week year, while both fiscal years 2015 and 2013 were 52-week years.

ii

PART I
ITEM 1—BUSINESS
General

Each person has a unique connection to the water. At West Marine, our knowledge, enthusiasm and products prepare waterlife adventurers to foster that connection and explore their passions. With 263 stores located in 38 states, Puerto Rico, and Canada, an eCommerce website reaching domestic, international and professional customers, West Marine is recognized as a leading waterlife outfitter for cruisers, sailors, anglers and paddlesports enthusiasts. Since first opening our doors in 1968, West Marine associates continue to share the same love for the water as our customers and provide helpful advice on the gear and gadgets they need to be safe and have fun.
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
Business Strategies
West Marine is a leading specialty retailer serving people who enjoy recreating on or around the water. We offer a broad selection of core boating and water recreation products, primarily serving the needs of boat owners and professionals who provide services to them. We service our customers through physical stores and two eCommerce websites, making us a leading omni-channel specialty retailer in our industry. Our strategies over the past few years have broadened West Marine as a waterlife outfitter, while maintaining our position as a leading boat parts specialty retailer. To expand our brand position, we have been focusing our efforts and investments in our omni-channel business strategies which are increasing our customer base and growing revenues. Our strategic goals are reflected in our "15/50 plan."
eCommerce
The first number in the 15/50 plan reflects our objective to grow our eCommerce business to 15% of total sales. Over the past several years, we have invested in our eCommerce websites and, early in 2014, we launched our new westmarine.com website. Following on that investment, in January of 2015, we launched a new website for our professional customers (portsupply.com). This website serves our professional customer, and similar to other business-to-business websites, we believe portsupply.com will help this channel grow, but on a smaller base than our retail consumer site. In 2015, our eCommerce channel grew by 32.5% and represented 9.5% of our 2015 revenues, furthering progress toward our 15% goal. We believe the enhancements we have made will continue to drive growth and strengthen our omni-channel position.
Store Optimization
The second number in the 15/50 plan reflects our goal of deriving 50% of total sales from our optimized and revitalized stores, which we refer to as waterlife stores. These stores provide a new shopping experience for our customers, both in terms of store design and expanded product assortment. Our store optimization strategy has evolved over time from store consolidations, where we created fewer and better stores in our major markets, to also include revitalizations of select stores. In connection with the store consolidation component of our store optimization strategy, during 2015, we opened three stores, while closing five stores in those same markets. A store revitalization consists of light remodeling, space optimization, product assortment changes, new product category introduction, and associate training. We also deploy more flexible fixtures that enable us to vary our seasonal product assortments in a more cost effective manner. These changes allow us to offer merchandise expansion products, appeal to a broader base of customers, and provide the space and flexibility to appropriately transition products as the seasons change. During 2015, we revitalized 20 stores in key markets and will continue to roll out this component and expect to revitalize between 15 and 20 stores in 2016.
We ended the year with an aggregate of 2.61 million total square feet of space for all stores, down from 2.71 million square feet at the end of fiscal 2014, largely the result of store optimization and closing stores in Canada.
Merchandise Expansion
Our eCommerce and store optimization strategies are supported by our merchandise expansion product categories. This strategy also welcomes a broader base of customers who are passionate about recreating on and around the water by providing a broader selection of products. We offer this expanded assortment in our waterlife stores and on our eCommerce website. During 2015, sales of this group of products increased by 16.4%. In an effort to accelerate our merchandise expansion strategy, we are further increasing the balance of products in certain categories such as footwear, clothing, and paddlesports in our waterlife stores.

Additionally, we are testing new product categories to better serve our customers and further position West Marine as the foremost authority for all waterlife needs and wants.
Merchandising
Our merchandise mix over the last three years is reflected in the following table:

	2015	2014	2013
Core boating products (1)	79.2%	81.3%	83.5%
Merchandise expansion products (2)	20.8%	18.7%	16.5%
Total	100.0%	100.0%	100.0%

(1)
Core boating products are comprised of maintenance, electronics, sailboat hardware, anchors/docking/moorings, engine systems, safety, electrical, plumbing, boats/outboards, ventilation, deck hardware/fasteners, navigation, trailering, seating/boat covers and barbecues/appliances.

(2)	Merchandise expansion products are comprised of apparel, footwear, clothing accessories, fishing, watersports, paddlesports, coolers, and waterlife lifestyle accessories.
We are committed to offering a broad assortment of merchandise that provides our customers what they want, when they want it. As we grow revenues through our merchandise expansion strategy, we expect that core boating products will continue to grow, but at a slower pace than merchandise expansion products. We believe that there is an opportunity to further drive sales of core products, particularly through our smaller traditional stores, and during 2016, we will continue to increase and improve product assortments to achieve this goal.
Our merchandising department is responsible for vendor and product selections and works closely with our planning and replenishment department, which is responsible for purchasing and managing inventory levels in our distribution centers and in our stores. We also offer our customers the ability to special order products that we do not stock in our stores or at our distribution centers.
Generally, we build inventory levels during the first quarter of each year in preparation of the key boating season, or we may take advantage of key product offerings or opportunistic purchases from our vendors during the fourth quarter of the prior year. We purchased merchandise from more than 800 vendors during 2015, and no single vendor accounted for more than 9% of our merchandise purchases. In 2015, our 20 largest vendors accounted for approximately 41% of our merchandise purchases. Generally, we purchase merchandise from our vendors on an order-by-order basis.
We continued to offer private brand merchandise in 2015, which typically has higher gross margins than other branded products. During 2016, we expect to invest in our private brand strategy by adding resources and identifying key vendor partnerships to increase gross margins over time and provide exciting and differentiating products to our customers. Private brand products, which we sell under the “West Marine,” “Black Tip,” “Third Reef,” “Pure Oceans,” "Lifesling," and “Seafit” brand names, usually are manufactured in Asia, the United States and Europe.
Omni-channel Shopping Experience
Our strategy is to offer a seamless omni-channel shopping experience to retail and professional customers through our stores, eCommerce websites, and our catalog and call center operations. Although we sell through all of these channels, our primary sales channel remains our stores.
Stores
The following table shows the number of stores opened and closed in each of our last three fiscal years:

	Fiscal 2015			Fiscal 2014			Fiscal 2013
	Waterlife	Traditional	Total	Waterlife	Traditional	Total	Waterlife	Traditional	Total
Beginning stores	61	218	279	54	233	287	42	258	300
New stores	3	—	3	7	—	7	11	—	11
Closed stores	(1)	(18)	(19)	(2)	(13)	(15)	—	(24)	(24)
Expansion	—	—	—	2	(2)	—	1	(1)	—
Ending stores	63	200	263	61	218	279	54	233	287

(1)	Waterlife stores are larger than 10,000 sq. ft. and include flagship stores that range from 18,000 sq. ft. to 50,000 sq. ft.

(2)	West Marine traditional stores are less than 10,000 sq. ft.

At the end of 2015, we had 263 stores, compared to 279 stores at the end of 2014. Store count declined by 5.7% year-over-year and selling square footage decreased by 3.5%.
In the third quarter of 2014, as part of our strategic planning process, we announced our intention to wind down the operations of our Canadian retail stores to focus our financial and management resources on our U.S. growth initiatives. As a result, in 2015, we closed eight of our Canadian stores and are planning to close the remaining two stores by 2017.
Our waterlife stores offer an expansive array of merchandise, an enhanced customer experience, a more appealing selling environment, and displays designed to help customers make informed product selections. These stores not only offer an extensive assortment of core boating hardware and supplies, but also present a broader selection of waterlife products. Because these stores are larger, they provide more flexibility to accommodate seasonal product changes and the ability to welcome a broader group of customers who enjoy recreating on or around the water. At our waterlife stores, we have added in-store specialists for key categories such as apparel, paddlesports, fishing and electronics. These associates enhance our ability to understand and meet our customers' needs.
Our smaller, traditional stores that are less than 10,000 sq. ft. focus on carrying core boating products and support our omni-channel strategy by directing our customers to shop through our other channels, such as our eCommerce website, to access the broader and vast array of our merchandise expansion and waterlife products.
In 2016, we expect to open up to five stores and plan to close approximately 15 stores.
Our extensive store network gives us an advantage in serving all of our customers, including professional customers seeking convenience and a larger assortment of products than those carried by typical distributors. Our professional customers include businesses involved in boat sales, boat building, boat commissioning, boat repair, yacht chartering, marina operations, as well as, other boating-related activities. In addition, we sell to government and industrial customers who primarily use our products for boating. We believe that with continued professional customer focus, expanded distribution capabilities (including using our waterlife stores in certain markets as hubs or regional distribution centers), and broad product selection and availability, we will continue to be recognized as the preferred distributor in the industry, enabling us to grow market share with our professional customers.
Direct-to-Consumer
Our eCommerce websites at westmarine.com and portsupply.com and call center comprise our direct-to-consumer sales channel. This channel complements our stores by building brand awareness, acting as an additional marketing vehicle, and providing our customers with the option of shopping from around the globe, 24 hours a day. We offer a return-to-store option for direct-to-consumer orders and an in-store delivery service for on-line orders. In addition to this "ship-to-store" model, which our customers are increasingly embracing, we rolled out a "ship-from-store" option for our direct-to-consumer orders in 2015. These services drove increased sales and improved inventory turns in 2015 by having more products readily available to fulfill orders.
Our westmarine.com website provides our retail customers with access to a broad selection of approximately 110,000 products, unique product advisor tips and technical information, over 1,000 product videos and 39,500 total reviews. We also believe our website is a cost-effective means of testing market acceptance of new products and concepts.
Our portsupply.com website provides our customers the same functionality as on our retail site, along with the ability to check inventory levels in multiple locations, build requisition lists, and look up invoices.
Our eCommerce websites and call center also provide customers with access to knowledgeable technical advisors, "how to" instructional videos and enhanced product features to assist our customers in understanding the various uses and applications of the products we sell. We operate a virtual call center from which our associates process customer orders from the associates' homes or from our support center in Watsonville, California. Our call center provides enhanced customer service and supports sales generated through our eCommerce website, catalogs and stores.
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

Marketing
Our customers have a passion for water recreation. Our marketing objective is to deliver intelligent, consistent, actionable, relevant content and customer experiences across all touch points. Our approach includes a seamless omni-channel customer experience, personalization and retention strategies through a fully-integrated marketing program that includes direct mail, email, traditional and digital advertising, such as paid search and digital display ads, digital radio, social media and mobile technology. We position the West Marine brand to stand for a unique value proposition supported by extensive product offerings, friendly and knowledgeable service and shopping convenience, whether on-line or in a store. The goal of this work is to expand our customer base and drive business growth, sales and profit.
Our loyalty program, West Advantage, includes both free and paid memberships that allow our customers to earn points on qualifying purchases for future discounts, exclusive offers and invitations to unique shopping events designed to reward our customers for their support and loyalty.
West Marine is dedicated to promoting boating participation and to being a leader in sustainability within our industry. To support this, we launched the West Marine BlueFuture Fund during 2015 to benefit youth boating, marine conservation and healthy fish stocks. We also support marine conservation in our daily operations by offering our customers environmentally preferable products, including our own "Pure Oceans®”private label brand. These important initiatives are designed to encourage participation in boating and related water activities, promote environmental responsibility and improve West Marine’s brand perception and recognition.
Logistics and Distribution
We operate two full-service distribution centers: a 472,000 square foot facility in Rock Hill, South Carolina and a 240,000 square foot facility in Hollister, California. Generally, vendors ship products to our distribution centers where merchandise is received and prepared for shipment to stores or shipped directly to customers. Some vendors ship products directly from their facilities to our stores. We also fulfill orders for our professional customers with the goal of same day or next day van delivery in certain markets, which serve as hubs or regional distribution centers. We believe our network of regional distribution facilities provides us with a competitive advantage to better serve our professional customers who value the speed and service levels our hubs are able to provide to them. During 2015, we launched our "ship-from-store" initiative to enable speed of product to our customers and to improve our inventory turns. We use various third-party domestic and international transportation methods, such as ocean, air and ground, including company-owned vehicles. Our distribution centers utilize advanced material handling equipment and voice-picking technologies, as well as radio frequency systems, to enable real-time management of inventory.
Information Technology
We continue to invest in information technology to provide a platform for growth over the next several years. In 2014, we upgraded our eCommerce technology platform and have continued to invest in enhancements to improve our customers' experience while shopping on the website. In recent years, we have also invested significant technology resources to strengthen our cybersecurity programs to protect customer, employee and corporate data. In 2016, we expect to continue investing in the growth of our eCommerce business and omni-channel growth initiatives. We are also implementing a new credit card tokenization system for added security, and we continue to improve our technology infrastructure.
Competition
The market for marine supplies is highly competitive. Our stores compete with other specialty boating supply stores, and a variety of local and regional specialty stores, sporting goods stores and mass merchants. Many of these competitors have stores in markets where we operate. Also, we have a number of competitors engaged in the catalog, Internet and distribution of marine products. The principal factors of competition in our marketplace are selection, quality, availability, price, customer service, convenience and access to a wide variety of merchandise. Although we face tough competition in the marine market, we believe that we offer our customers a value proposition that is unmatched by our competitors through our 263 stores, our eCommerce websites, our regional distribution capabilities and our knowledgeable, skilled associates.
Trademarks and Service Marks
We own the trademarks and service marks “West Marine®” and “Port Supply®,” among others. These marks and a number of others are registered with the U.S. Patent and Trademark Office and in certain foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal.
Associates
As of February 26, 2016, we had 3,796 associates, of whom 1,914 were full-time and 1,882 were part-time or temporary. A significant number of temporary associates are hired during the summer peak selling season. For example, West Marine employed 4,400 associates on July 4, 2015.

International Sales
We promote and sell our marine products internationally primarily through our direct-to-consumer sales channels. As previously disclosed, to ensure focus and to enable us to redirect resources for investment in our growth strategies, during 2015, we closed eight of our Canadian stores and are planning to close the remaining two stores by 2017. For each of 2015, 2014 and 2013, revenues from outside of the United States represented less than 5% of our total net revenues.
Available Information
West Marine’s Internet address is westmarine.com. The information contained on, or that can be accessed through our website is not part of this report. We have included our website address in this report solely as an inactive textual reference.
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
We have adopted a code of ethics that we call "Living our Values - West Marine Code of Ethics" for our associates, contractors, officers, and Board of Directors, which includes ethical standards for our senior financial officers (including our principal executive officer, principal financial officer and principal accounting officer). A copy of this code of ethics is available on our website, or a printed copy can be obtained by writing to the Secretary, West Marine, Inc., 500 Westridge Drive, Watsonville, California 95076. Any amendments to this code of ethics, as well as any waivers that are required to be disclosed under the rules of the SEC or the NASDAQ Stock Market, will be posted on our website.
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
We have identified mega-trends impacting the boating industry including:

•	Recently, boat sales have improved over prior years, however, boat sales are still well below pre-recession levels.

•	The average age of our core customer base ranges from 50 to 54 years old for power boaters and from 55 to 60 years old for sailors.

•	We believe there is increasing competition for our customers' time, and we do not expect a meaningful change in this longer-term trend.
If we are not able to successfully implement our growth strategies, which we believe will enable us to attract a more diverse customer base, our revenues and operating results could materially suffer.
We are significantly increasing our investments in a number of strategies designed to build our long-term strength. If one or more of these strategies is unsuccessful, our profitability could be adversely affected.
Over the past few years, we have launched a number of strategies designed to increase sales and lower costs. These strategies include:
•investing in our eCommerce website;
•investing in new and existing stores to improve customers' experiences and introducing new and expanded product categories;

•	expanding our business serving professional customers; and

•	improving the retail experience for our retail and professional customers.
To support these growth strategies, we are significantly increasing our investments in store development, information technology infrastructure, adding key positions to our eCommerce and information technology departments, and making investments in marketing to attract a more diverse customer base. Each of these initiatives carries a certain level of risk, primarily related to increased expenses or reduced revenues, which, when combined, could be material. If we fail to successfully execute one or more of these strategies, or if positive results from these strategies take longer to realize than originally expected, our profitability in the short and/or long-term, could be adversely affected.
Efforts to reverse our gross margin decline due to changes in customer and product mix may not be successful.
In 2015, we increased our investments in core product merchandise in many markets to support our initiatives to increase sales and profitability. These products generally are sold at higher gross margins and not susceptible to higher seasonal clearance. While we are experiencing increased growth in the sale of core products, growth in sales of our merchandise expansion categories is increasing at a more rapid pace. Our merchandise expansion products are generally sold at lower margins, and some of the products such as clothing and footwear, are subject to clearance activity as seasonal assortments change. To address this, we are stepping up our efforts on our private label products. Additionally, we are experiencing larger growth from our professional customers than from our retail customers, and our professional customers typically receive discounted pricing due to their higher sales volume. As a result of this customer and product mix shift, we are experiencing gross margin pressure. If this customer and product mix significantly increases, or our initiatives to reverse this trend are not successful, we will face additional gross margin pressure which could adversely impact our profitability.
We experience fluctuations in our comparable store sales.
Our comparable store sales have fluctuated significantly in the past on an annual and quarterly basis, and we expect that they will continue to fluctuate in the future. A variety of factors affect comparable store sales, including boat usage, boating participation, economic conditions, competition, the timing and release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors and others may cause our comparable store sales, customer traffic, conversion and average order values to differ materially from prior periods and from expectations. Failure to meet the expectations of investors in one or more future periods could adversely impact the market price of our common stock.
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
Intense competition in the boating supplies, apparel and outdoor recreation markets could reduce our revenue and profitability.
The retail market for recreational boating supplies and apparel is highly competitive. Our stores compete with other specialty marine supply stores, sporting goods stores and mass merchants. Our eCommerce and call center operations compete with other eCommerce and catalog retailers. We also have a number of competitors serving professional customers in the distribution of marine products. In addition, a key competitive factor in the marine supplies market is price. Increased online shopping and the availability and use of smart-phones or other mobile devices allow customers to compare prices more quickly than in the past. Online retail shopping is rapidly evolving, and we expect competition in the eCommerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. Competitive pricing pressures have adversely affected our gross margins, and such pressures are expected to continue. In addition, if our competitors increase their spending on advertising and promotions relative to our spending, or if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our results of operations. If we are unable to remain competitive in the key areas of customer service, the shopping experience for all customers, quality of products, depth of selection or store environment and location, we may lose market share to our competitors and our sales and profitability could suffer.
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
In order to meet our growth objectives, we need to secure an adequate number of suitable new or expanded store sites. We require all proposed store sites to satisfy our criteria regarding cost and location. In addition, we may experience increased competition for store sites and, at some point, exhaust available coastal locations for new stores. We cannot assure that we will be able to find a sufficient number of suitable new sites for any planned expansion in any future period.
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
We are pursuing a heightened focus on technology to enhance our website and eCommerce business by broadening the selection of our on-line merchandise offering, and improving product search performance. Revenues generated by eCommerce constitute an increasing portion of our overall revenues and subject us to certain risks that could have an adverse effect on our operating results, including: diversion of traffic and sales from our stores; liability for on-line content; and risks related to the computer systems that operate our website and related support systems, such as computer viruses, electronic break-ins and similar disruptions. Changing regulations and laws governing the Internet and eCommerce transactions (including taxation, user privacy, data protection, pricing and electronic communications) could impede the growth of our eCommerce business and increase our cost of doing business.  In addition, other risks beyond our control, such as entry of our vendors in the eCommerce business in competition with us, and on-line security breaches could have an adverse effect on our results of operations.
Our business may be adversely affected if we are unable to provide our customers a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.
The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. We launched our mobile applications for Joss & Main in 2012, and in 2014 we launched the Wayfair.com mobile application. In addition, all of our sites in North America and a majority of our international sites are mobile-optimized. Because we have only recently launched a majority of our mobile-optimized sites and a mobile application for Wayfair.com, we cannot be certain that they will be successful.
As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such applications. If we are unable to attract consumers to our websites through these devices or are slow to develop a version of our websites that is more compatible with alternative devices or a mobile application, we may fail to capture a significant share of consumers using these devices or applications, which could adversely affect our business.
If we are not able to anticipate and respond to changing consumer preferences in a timely manner, our merchandise expansion strategy and our operating results could materially suffer.
Our merchandise expansion strategy focuses on growing sales in categories that appeal to customers that enjoy recreating on or around the water, not necessarily boat ownership. These categories differ from our core merchandise categories, which are more directly related to owning and caring for a boat, the supply and demand of which typically is based on the frequency and duration of boat usage. This merchandise expansion strategy depends, in large part, on our ability to successfully attract a more diverse waterlife consumer and to introduce new products to all of our customers, as well as the level of consumer acceptance of these strategies. Consumers continue to have a wide variety of choices in terms of how and where they purchase these products. Failure to accurately predict and adapt to constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, or to effectively address consumer expectations and concerns, could have a material adverse effect on our revenue, results of operations and reputation with our customers.
If any of our manufacturers, key vendors or third-party service providers fail to supply us with merchandise or services, we may not be able to meet the demands of our customers or our business needs, and our sales could decline.
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
Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. The retail consumer industry, by its nature, is volatile and sensitive to numerous factors, including consumer preferences, competition, market conditions and general economic conditions. None of these factors are within our control. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We typically order merchandise well in advance of the peak selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases in customer demand or changes in prices. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our revenues may decline, we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, any of which would result in lower profit margins.
Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified associates, or if we lose key management.
Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified associates, including general managers, assistant managers, eCommerce associates and store associates, who understand retail, appreciate boating, and water-related activities, and the varied product lines we carry, and are able to communicate knowledgeably with our customers. Qualified individuals of the requisite caliber and in the numbers needed to fill these positions may be in short supply in some areas. Historically, turnover rates in the retail industry are high in comparison to other industries. In particular, the relatively rural location of our support center in Watsonville, California, has on occasion limited our ability to attract and recruit candidates with required background and experience in the retail, information technology and eCommerce fields.
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
Also, if we are unable to hire and retain associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our business could be materially and adversely affected. Although none of our associates currently are covered by collective bargaining agreements, we cannot guarantee that our associates will not elect to be represented by labor unions in the future, which could increase our labor costs.
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
Economic conditions in the U.S. and key international markets or other conditions leading to a decline in consumer discretionary spending may materially and adversely impact our operating results.
We sell products and services that consumers tend to view as discretionary items rather than necessities. As a result, our results of operations tend to be more sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, consumers' ability to obtain credit, as well as fuel and energy costs could reduce consumer spending or change consumer purchasing habits. In the recent past, many of these factors adversely affected consumer spending and, consequently, our business and results of operations. A slowdown in the U.S. or global economy, continued economic and financial instability in Europe or an uncertain economic outlook could materially and adversely affect consumer spending habits and our operating results in the future.
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
We are subject to compliance with PCI DSS, an information security standard for organizations that handle cardholder information from major debit and credit card companies. In 2015 we achieved PCI DSS compliance. However, as PCI DSS standards change, our continued compliance efforts may result in significant expenses and any failure to fully comply with PCI DSS on an ongoing basis may subject us to fines, penalties and civil liability, and, in extreme circumstances, could result in the loss of our ability to accept debit and credit card payments or prohibit us from processing transactions through American Express, MasterCard, VISA and other card and payment networks. Even if we are compliant with PCI DSS or other applicable security standards, we still may not be able to prevent security breaches involving customer transaction data.
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
The success of our key growth strategies is dependent in varying degrees on the timely delivery and the functionality of information technology systems to support them. Extended delays or cost overruns in securing, developing and otherwise implementing technology solutions to support our strategic business initiatives would delay and possibly even prevent us from realizing the projected benefits of those initiatives.
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
A significant amount of our common stock is beneficially owned by our founder, Randolph K. Repass, and a limited number of institutional investors, whose interests may differ from that of our other stockholders.
Randolph K. Repass, our founder, and a member of our board of directors, beneficially owns approximately 26% of our common stock. As a result, Mr. Repass has substantial influence in the election of our directors and, in general, the outcome of any matter submitted to a vote of our stockholders, including mergers, consolidations or the sale of all or substantially all of our assets. Due to his significant ownership position, Mr. Repass may be able, in concert with others, to prevent or to cause a change in control of West Marine. The interests of Mr. Repass in any matter to be voted on or in any transaction with us may be different than those of other stockholders. Additionally, because of our current common stock price, aggregate market capitalization, the potential market value of our assets and cash position, we may be an attractive target to a buyer or subject to a hostile takeover. Since our stock is concentrated in the hands of Mr. Repass and a limited number of groups of independent stockholders, any of such stockholders could exercise their rights to influence the strategic direction of West Marine to the detriment of our existing plans.
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
We believe that insurance coverage is prudent for risk management, and we expect that our insurance costs will continue to increase. For certain types or levels of risk, including medical care, we have decided to limit our purchase of relevant insurance, choosing instead to self-insure. This puts us at risk for costs to be unpredictable from period to period and we have experienced significant variances in costs from one quarter to another. With medical insurance, we have individual and aggregate stop loss insurance to protect us from large claims. Additionally, we may incur certain types of losses that we cannot insure or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, and some natural disasters. For example, we insure our workers’ compensation losses through a high deductible program. This high per-claim deductible permits us to maintain low premium rates but may result in unexpectedly high costs if actual losses greatly exceed the expected losses in a year, with a corresponding negative effect on our operating results.
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
With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the "ACA"), we are required to provide affordable coverage, as defined in the ACA, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the ACA. Many of these requirements will be phased in over a period of time. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in federal or state workplace regulations could adversely affect our operating results.
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
As previously disclosed, we reached a consensual resolution of the SEC’s civil complaint resulting in a permanent injunction (the “SEC Injunction”) entered on August 31, 2009 in the U.S. District Court for the Northern District of California, San Jose Division. In agreeing to the entry of the SEC Injunction, we neither admitted nor denied the allegations in the SEC’s complaint. The SEC Injunction, by its terms, permanently restrains and enjoins us from, among other things, (1) filing with the SEC any report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and rules and regulations adopted under the Exchange Act, that contains any untrue statement of a material fact, which omits to state any material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or that omits any information required to be disclosed, (2) failing to make and keep accurate books, records or accounts which, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets, and (3) failing to devise and maintain an adequate system of internal accounting controls sufficient to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with GAAP. Our failure to comply with any of the provisions of the SEC Injunction could adversely affect our business as a result of further SEC investigations, enforcement action, and/or criminal prosecution and penalties, which could be significant.
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
Furthermore, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain products we have developed or purchased for resale, as well as technology and/or services that we use in, or are relevant to, our business. The rate of patent infringement assertions both by operating entities and third party non-practicing entities (sometimes referred to as "patent trolls") is increasing.
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
Various federal and state labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers' compensation rates, overtime, family leave, safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our associates are paid at rates set above, but related to, the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Significant additional government regulations could materially affect our business, financial condition and results of operations.
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

We are required to disclose the use of 'conflict minerals' in certain of the products we distribute, which imposes costs on us and could raise reputational and other risks.
The SEC has promulgated rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of “conflict minerals” (which are defined as tin, tantalum, tungsten and gold) that are mined from the Democratic Republic of the Congo and adjoining countries. These rules have required, and will continue to require, due diligence and the filing of reports annually with the SEC regarding such matters. There are, and will continue to be, costs associated with complying with these disclosure requirements, including costs to determine the source and custody of conflict minerals, if any, that are used in the manufacture of our products. We also may face reputational challenges if we are unable to verify the origins for all conflict minerals used in our products, or if we are unable to conclude that our products are “conflict free.”  Over time, conflict minerals reporting requirements may affect the sourcing, price and availability of our products, and may affect the availability and price of conflict minerals that are certified as conflict free, which may adversely affect our business, financial condition or results of operations.
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
If we are unable to effectively and efficiently wind-down the operations of our Canadian stores and shift sales from these stores to our eCommerce site, our operating performance could be impacted more negatively than anticipated.
In the third quarter of 2014, as part of our strategic planning process, we announced our intention to wind-down the operations of our Canadian stores. Our senior leadership team and our Board of Directors determined that an orderly wind down would allow us to better focus our financial and management resources on our U.S. growth initiatives to provide a greater likelihood of more attractive long-term financial returns. We have closed eight of our ten Canadian stores, and the two remaining will close in 2017. If we are unable to transfer the sales from these stores to our eCommerce website, our top line revenue and our estimated costs and expected cash outflows could be negatively impacted.See the discussion under the caption “Critical Accounting Policies and Estimates” in the accompanying MD&A for additional information regarding our accounting policies for costs associated with exit or disposal activities.

ITEM 1B—UNRESOLVED STAFF COMMENTS
None.

ITEM 2—PROPERTIES
Our executive offices and support center are located in a 98,000 square foot facility in Watsonville, California, which we occupy under a lease that expires in 2016 and we are currently researching and evaluating options related this lease. We operate a 240,000 square foot distribution center located in Hollister, California, under a lease that expires in 2021. We also operate a 472,000 square foot distribution center located in Rock Hill, South Carolina, under a lease that expires in 2017. At January 2, 2016, our 263 stores comprised an aggregate of approximately 2.6 million square feet of space. All but one of our stores are leased, typically for a five-year or 10-year initial term, with options to renew for at least one five-year period. In some leases, we pay a fixed rent, in others we have a period of fixed rent and then a rent charge that is either fixed, determined by fair market rent or determined by a consumer price index calculation. Substantially all of our leases require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses and common area maintenance.
ITEM 3—LEGAL PROCEEDINGS
In October 2014, a putative class action was filed against West Marine in the Superior Court of the State of California, County of San Diego, by a California former hourly employee claiming violations of the California Labor Code and the California Business and Professions Code. The complaint sought unspecified damages and attorney’s fees, alleging the company's failure to pay overtime to hourly California store employees who earned bonus wages or commissions during pay periods in which they worked overtime, and the derivative claims of failure to provide accurate wage statements and all wages owed upon termination of employment. Although we continued to vigorously defend the claims underlying the lawsuit, on October 16, 2015, the parties agreed in principle to settle this matter on an individual and class-wide basis to avoid the uncertainty and costs associated with protracted litigation. On February 19, 2016, the court approved the settlement. Our aggregate obligation, including settlement funds, plaintiff’s attorneys’ fees and costs and settlement administration costs had no material impact on our financial statements. See Note 6 to our consolidated financial statements for further discussion.
We are also involved in various other legal and administrative proceedings, claims and litigation and regulatory compliance audits arising in the ordinary course of business. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact our results in the quarter and/or fiscal year in which such developments, settlements or resolutions are reached.
Based on the facts currently available, we do not believe that the disposition of the class action lawsuit discussed above or any other claims, regulatory compliance audits, legal or administrative proceedings that are pending or asserted, individually and in the aggregate, will have a material adverse effect on our financial position. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact our results of operations in any given period.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
High	$13.48	$10.81	$9.95	$10.28
Low	$9.24	$8.93	$7.74	$8.26
2014
High	$14.27	$11.70	$11.00	$12.92
Low	$11.09	$9.91	$8.46	$8.74
As of February 25, 2016, there were approximately 6,344 holders of record of our common stock, and the last sale price reported on the NASDAQ Global Select Market was $8.74 per share. We have not paid any cash dividends on our common stock, and we do not anticipate doing so in the foreseeable future.
The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our definitive proxy statement for our 2016 annual meeting of stockholders.

The following graph compares the five-year cumulative total stockholder return on West Marine common stock with the five-year cumulative total return of (i) the NASDAQ Composite Index and (ii) peer companies in the Morningstar Industry Group—Specialty Retail index. The graph showing the Morningstar Industry Group—Specialty Retail was compiled and prepared for West Marine by Zacks Investment Research. We have been advised by Morningstar that Zacks Investment Research is the exclusive provider of Morningstar industry data for total return performance graphs. The Morningstar index presented below consists of 225 specialty retailers.

250
200
150
100
50
0
DOLLARS
1/1/2011
12/31/2011
12/29/2012
12/28/2013
1/3/2015
1/2/2016
WEST MARINE, INC.
MORNINGSTAR INDUSTRY GROUP INDEX
NASDAQ COMPOSITE INDEX

COMPARISON OF 5 YEAR CUMMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON JAN. 1, 2011
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING JAN. 2, 2016

Fiscal Year End:	1/1/2011	12/31/2011	12/29/2012	12/28/2013	1/3/2015	1/2/2016
West Marine, Inc.	$100.00	$109.92	$101.04	$133.65	$118.15	$80.25
Specialty Retail	100.00	96.32	123.34	178.70	176.41	202.56
NASDAQ Composite Index	100.00	99.17	114.20	162.41	186.93	200.31
The performance graph set forth above will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that we specifically incorporate it by reference, and will not otherwise be deemed to be soliciting material or to be filed under such Acts.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA
The following consolidated balance sheet data for 2015 and 2014 and consolidated statement of operations data for 2015, 2014 and 2013 have been derived from our audited consolidated financial statements for the fiscal years appearing elsewhere in this report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and notes thereto in Item 8. The consolidated balance sheet data for 2013, 2012 and 2011 as well as the statement of operations data for 2012 and 2011 are derived from audited consolidated financial statements and the notes thereto that are not included in this annual report on Form 10-K.

(in thousands, except per share and operating data)	2015	2014	2013	2012	2011
Consolidated Statements of Operations Information:
Net revenues	$704,825	$675,751	$663,174	$675,251	$643,443
Income from operations	7,746	4,432	15,743	25,298	22,789
Income before income taxes	7,294	4,004	15,309	24,457	21,871
Net income	4,520	1,948	7,837	14,719	32,753	(1)
Net income per share:
Basic	$0.18	$0.08	$0.32	$0.63	$1.44	(1)
Diluted	0.18	0.08	0.32	0.62	1.41	(1)
Consolidated Balance Sheet Information:
Working capital	$226,698	$224,026	$222,980	$217,750	$194,707
Total assets	391,815	385,501	364,243	350,979	332,948
Long-term debt, net of current portion	—	—	—	—	—
Operating Data:
Stores open at year-end	263	279	287	300	319
Comparable stores net sales increase (decrease) (2)	4.9%	1.2%	(1.8)%	3.1%	2.3%

(1)	Includes an $18.4 million non-cash benefit from the release of substantially all of our valuation allowance against deferred tax assets.

(2)
Comparable store sales are calculated by including net sales of stores that have been open at least 13 months. Therefore, a store is included in the comparable store sales in the fiscal period in which they commence their 14th month of operations. Stores that were closed or substantially remodeled (i.e., resulting in an increase or decrease of 40% or more of selling square footage) are excluded from the comparable store sales base. Beginning in fiscal 2013 and in line with our omni-channel focus, we reported comparable store sales results to include sales from our direct-to-consumer and professional channels. For fiscal years 2012 and 2011, previously reported comparable store sales, which excluded direct-to-consumer and professional sales, were 3.3% and 2.3%, respectively.

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
Forward-Looking Statements
The statements in this Form 10-K that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to our future plans, expectations, objectives, performance and similar projections, such as:

•	future earnings and growth in sales and profitability;

•	the success of our key growth strategies: eCommerce expansion, store optimization, and merchandise expansion; and

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
Overview
As a leading omni-channel specialty retailer exclusively offering boating gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water with 2015 net revenues of $704.8 million and net income of $4.5 million. Providing great customer experiences and a consistent brand is important to us, regardless of the sales channel our customer uses. Our 263 stores open at the end of 2015 are located in 38 states, Puerto Rico and Canada. As previously disclosed, to ensure focus on and to enable us to redirect resources for investment in our growth strategies, we planned to close our ten Canadian stores as leases expire. Eight stores were closed during 2015 with the remaining two stores to be closed by 2017. Along with our numerous stores and our eCommerce websites reaching domestic and international customers, we are recognized as a dominant waterlife outfitter for cruisers, sailors, anglers and paddle sports enthusiasts.
We have been focusing on the following key growth strategies over the last few years and will continue to focus on and invest in these strategies in 2016 (for additional information refer to Item 1. Business of this annual report on form 10-K):

•	eCommerce

•	Store optimization

•	Merchandise expansion
We have invested significant resources in support of these key growth strategies and the pace of our investments will continue through 2016, including additional capital investments to further improve our eCommerce websites and to upgrade our information technology infrastructure. This work supports our omni-channel retail model, designed to provide a seamless customer experience across all shopping channels. We will also incur additional investments in staffing to support execution of these initiatives in key areas, such as information technology and eCommerce. In addition, there will be incremental investments in marketing which, along with a reallocation of some of our traditional media spending, is intended to attract a more diverse group of customers and, thereby, grow our customer base. These strategies and investments are expected to better position us to deliver incremental sales and operating margin improvement over time.
Results of Operations
The following table sets forth certain income statement components expressed as a percent of net revenues:

	2015	2014	2013
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	71.3%	71.4%	71.1%
Gross profit	28.7%	28.6%	28.9%
Selling, general and administrative expense	27.6%	27.9%	26.5%
Income from operations	1.1%	0.7%	2.4%
Interest expense	0.1%	0.1%	0.1%
Income before income taxes	1.0%	0.6%	2.3%
Provision for income taxes	0.4%	0.3%	1.1%
Net income	0.6%	0.3%	1.2%
Fiscal 2015 compared with Fiscal 2014
Revenues
Net revenues for 2015 were $704.8 million, an increase of $29.1 million or 4.3%, compared to net revenues of $675.8 million for 2014. This increase primarily was due to a $37.5 million, or 6.0%, increase in comparable store sales (excluding the 53rd week in fiscal 2014). Comparable store sales results for the first, second and third quarters of 2015 were increases of 13.3% and 7.0% and a decrease of (0.7)%, respectively. Fiscal 2014 was a 53-week year and included an extra week in the fourth quarter. Excluding this extra week, comparable store sales results for the fourth quarter were an increase of 8.0%.
Revenues from core products, which represented 79.2% and 81.3% of our total revenues for 2015 and 2014, respectively, increased by 2.8% during 2015 as compared to the same period last year. We believe our core product sales benefited from our focus on core boating products in traditional stores, more normal weather patterns during the key boating season, and generally favorable boating industry results during 2015.
As compared to the same period last year, we saw positive sales growth from our three key strategies: eCommerce; merchandise expansion; and store optimization. Sales through our eCommerce channel, driven by domestic eCommerce growth, increased by 32.5% for the year. The eCommerce channel represented 9.5% of our 2015 revenues, as compared to 7.7% last year. Sales in our merchandise expansion categories increased by 16.4%. Merchandise expansion products represented 20.8% of our 2015 revenues, as compared to 18.7% last year. Finally, with respect to our progress toward our goal of 50% of sales from waterlife stores, we achieved 45.7% for the year compared to 41.0% in 2014. We also experienced increased sales to professional customers during 2015, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our store locations. During 2015, we launched our new portsupply.com site and, while still a small portion of the overall professional services business, sales through this site increased by 71.8% compared to 2014.
Gross profit
Gross profit increased by $8.9 million, or 4.6%, to $202.0 million in 2015, compared to $193.2 million for 2014, primarily due to higher sales. Gross margin increased to 28.7% in 2015, compared to 28.6% in 2014. This primarily was driven by an improvement in occupancy expenses, which were relatively flat year-over-year and improved as a percentage of revenues by 0.5% on higher sales. In addition, buying and distribution costs improved year-over-year by 0.1% of revenues. The increase in gross margin was partially offset by a decline in raw product margin rate, which decreased by 0.5%, primarily due to a product mix shift from core boating products to include more merchandise expansion products. Cost of goods sold includes costs related to the purchase, transportation and storage of merchandise, shipping expense and store occupancy costs. Consideration in the form of cash or credits received from vendors is recorded as a reduction to cost of goods sold as the related products are sold.
Selling, general and administrative ("SG&A") expense
SG&A expense for 2015 was $194.3 million, an increase of $5.5 million, or 2.9%, compared to $188.8 million last year. SG&A decreased as a percentage of revenues to 27.6% in 2015, compared to 27.9% in 2014. Drivers of higher SG&A expense included a $6.8 million increase for variable compensation in line with partial achievement of target thresholds, and a $2.8 million increase in depreciation expense primarily to support our growth strategies and infrastructure investments. These increases were partially offset by $1.5 million lower expenses associated with the extra fiscal week included in 2014 results, $1.4 million lower marketing and advertising expenses, and $1.1 million lower store payroll and lower expense related to healthcare claims incurred this year compared to last year.
Interest expense
Interest expense was $0.5 million in 2015, up from $0.4 million in 2014. This expense consists primarily of the amortization of commitment fees, as our borrowings were minimal in 2015. Cash provided by operating activities funded property and equipment investments.

Net Income
Net income for 2015 was $4.5 million compared to net income for 2014 of $1.9 million. Our effective income tax rate for 2015 was 38.0%, compared to 51.3% in 2014. The year-over-year change in our effective tax rate primarily was due to the 2014 placement of a valuation allowance of $0.8 million against our Canadian net deferred tax assets offset by the 2014 release of uncertain tax benefits and prior year deferred true ups. The primary driver of our 2015 tax rate relates to changes to our reserve for uncertain tax positions. During the fourth quarter of 2015, we released a portion of a reserve for statutes of limitations, which drove our rate down (4%). This reduction was partially offset by increases in reserves for our Puerto Rican operations, which added 2% back to the rate. The normal effective tax rate would have been approximately 38.7% without the drivers detailed above.
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
Fiscal 2014 compared with Fiscal 2013
53rd Week
The calendar for fiscal December 2014 included a sixth week, resulting in a 53-week year. During this 53rd week: total sales were $6.9 million; cost of goods sold was $5.1 million; SG&A expense was approximately $1.5 million; and pre-tax income was approximately $0.2 million. Our comparable store sales in fiscal year 2014 excluding the impact of the 53rd week, was an increase of 0.1%.
Revenues
In 2014, we experienced unusually cold, rainy and windy weather in many of our markets in the first half of the year, which, in turn, drove a reduction in boat usage, and in certain seasonal markets, caused some customers to entirely forgo typical Spring commissioning of their boats. However, during the second half of 2014, we experienced a modest recovery in our sales trends as somewhat better weather conditions returned in many of our markets. The better weather conditions led to improved boat usage and sales in our core categories. In addition, we believe our focused strategies to drive holiday sales met with considerable success, enabling us to deliver 2.8% comparable store sales growth during the fourth quarter (adjusted to remove the impact of the extra week).
Net revenues for 2014 were $675.8 million, an increase of $12.6 million or 1.9%, compared to net revenues of $663.2 million for 2013. This increase primarily was due to a $7.2 million, or 1.2%, increase in comparable store sales. Comparable store sales results for the first, second, third and fourth quarters of 2014 were decreases of (1.7)% and (0.7)%, and increases of 0.6% and 8.7%, respectively.
Revenues from core products, which represented 81.3% and 83.5% of our total revenues for 2014 and 2013, respectively, were down 1.7% during 2014 as compared to the same period in 2013, primarily as a result of reduced boat usage during the first half of 2014. These reductions year-over-year were offset by successes in our three key growth strategies.
As compared to the same period in 2013, we saw positive sales growth from our three key strategies: eCommerce; merchandise expansion; and store optimization. In 2014, sales through our eCommerce channel, driven by domestic eCommerce growth, increased by 1.4% for the year. Sales from our eCommerce channel declined during the first half of 2014 following the launch of our new website and delivered an 11.7% increase in the fourth quarter over the prior year. The eCommerce channel represented 7.7% of our 2014 revenues, as compared to 7.6% in 2013. Sales in our merchandise expansion categories were up 14.1%. Merchandise expansion products represented 18.7% of our 2014 revenues, as compared to 16.5% in 2013. Toward our goal of 50% of sales from waterlife stores, these sales reached 41.0%, as compared to 35.0% in 2013. We also experienced increased sales to professional customers during 2014, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through the convenience of our store locations.
Gross profit
Gross profit increased by $1.6 million, or 0.8%, to $193.2 million in 2014, compared to $191.6 million for 2013, primarily due to higher sales. Gross margin decreased to 28.6% in 2014, compared to 28.9% in 2013. This was driven by lower raw product margin rate, which decreased by 0.2%, primarily due to a shift in balance of sales from our retail customers, where transaction counts decreased due to less boat usage and reduced commissioning activities, as well as a shift toward sales to professional customers given the success of our efforts to better serve these customers. Professional customers receive discounts on products based on purchase volumes that are not offered to retail customers. Gross margin also was lower by 0.2% due to higher occupancy expenses during the year, primarily due to a store closure lease liability recorded as a result of our store optimization strategy. These decreases were partially offset by a 0.1% improvement in inventory shrinkage.

Selling, general and administrative expense
SG&A expense for 2014 was $188.8 million, an increase of $12.9 million, or 7.3%, compared to $175.9 million in 2013. SG&A increased as a percentage of revenues to 27.9% in 2014, compared to 26.5% in 2013. Drivers of higher SG&A expense included: a $5.0 million increase in support expense related to investment in information technology infrastructure and eCommerce website for our professional customers (portsupply.com); $4.0 million increase in benefits costs, including higher year-over-year health care claims; $1.5 million increase related to the impact of week 53 expenses; $1.3 million in higher training costs, including West Marine University, our biennial company-wide training event, and store associate training programs; and $0.8 million in legal fees.
Interest expense
Interest expense was $0.4 million for both 2014 and 2013. This expense consisted primarily of the amortization of commitment fees, as our borrowings were minimal in both years. Cash provided by operating activities funded property and equipment investments.
Net Income
Net income for 2014 was $1.9 million compared to net income for 2013 of $7.8 million. Our effective income tax rate for 2014 was 51.3%, compared to 48.8% in 2013. The year-over-year change in our effective tax rate primarily was due to placement of a valuation allowance of $0.8 million against our Canadian net deferred tax assets, as well as adjustments to the existing valuation allowance on California Enterprise Zone tax credits and prior year deferred true ups.
Liquidity and Capital Resources
Our cash was used to fund working capital, operating expenses, debt service and capital expenditures, primarily related to the build-out of new stores, store revitalization projects and improvements in our information technology infrastructure, which support our store optimization and eCommerce strategic growth strategies. Funds generated by operating activities, available cash and our credit facility are our largest sources of cash. At the end of both 2015 and 2014, we were debt free. The highest outstanding balance during 2015 and 2014 was $0.2 million and $0.3 million, respectively. However, we may borrow against our credit facility during the first half of each year as we build inventory levels in preparation for the key boating season. We believe that our cash, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the foreseeable future.
Working capital, the excess of current assets over current liabilities, increased to $226.7 million at the end of 2015, compared to $224.0 million at the end of 2014. The increase in working capital primarily was attributable to a $8.6 million higher merchandise inventory balance principally in our core merchandise categories, in support of our initiative to grow core sales, a $2.4 million higher cash balance, a $7.0 million decrease in accounts payable related to timing of payments. The increase was partially offset by an increase of $7.8 million in accrued payroll, a $5.6 million decrease in deferred income tax assets due to a reclassification under a new accounting pronouncement and $1.9 million reduction of other current assets.
Operating Activities
During 2015, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities decreased year-over-year by $0.7 million, to $23.3 million in 2015, compared to $24.0 million last year. The decrease in cash provided by operating activities primarily was due to changes in operating assets and liabilities, including lower increases in merchandise inventories when compared to fiscal 2014 to support higher sales and to help drive our strategy of merchandise expansion, as well as growing sales of core products, decreases in accounts payable resulting from the timing of payments to vendors and increases in accrued expenses due to timing of payments and accrued variable compensation. Additionally, net income increased to $4.5 million versus the prior year's net income of $1.9 million. Non-cash charges to earnings in 2015 included depreciation and amortization of $20.7 million, stock-based compensation of $2.8 million and deferred income taxes of $1.8 million.
During 2014, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities increased year-over-year by $10.4 million, to $24.0 million in 2014, compared to $13.6 million in 2013. The increase in cash provided by operating activities primarily was due to changes in operating assets and liabilities, including increases in accounts payable resulting from the timing of payments to vendors and increases in accrued expenses. Additionally, this was offset by a decrease in net income of $1.9 million in 2014 versus net income of $7.8 million in 2013. Non-cash charges to earnings in 2014 included depreciation and amortization of $18.2 million, stock-based compensation of $3.1 million and deferred income taxes of $3.3 million.
During 2013, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities decreased year-over-year by $12.4 million, to $13.6 million in 2013, compared to $26.0 million in 2012. The decrease in cash provided by operating activities primarily was due to changes in operating assets and liabilities, including increases of merchandise inventories compared to the prior year, and decreases in accounts payable resulting from the timing of payments to vendors. Additionally, net income decreased to $7.8 million in 2013 versus net income of $14.7 million in 2012. Non-cash charges to earnings in 2013 included depreciation and amortization of $15.0 million, stock-based compensation of $3.2 million and deferred income taxes of $3.5 million.
Investing Activities
In 2015, our capital expenditures were $22.5 million, primarily for new stores, store remodels, eCommerce website, information technology and investment in supply chain efficiencies. We opened three new stores in 2015. In 2016, we expect capital spending to be slightly above depreciation expense. Additionally, we will continue to invest in enhancements to our information technology infrastructure (including hardware and software), to continue our compliance with PCI DSS standards. We intend to fund our expansion through cash generated from operations and, if necessary, credit facility borrowings.
In 2014 and 2013, our capital expenditures were $24.5 million and $24.2 million, respectively, mostly for new stores, store remodels, information technology and investment in supply chain efficiencies. We opened seven new stores and remodeled three stores in 2014 and, in 2013, we opened 11 new stores and remodeled one store.
Financing Activities
Net cash provided by financial activities was $1.6 million in 2015, primarily consisting of $1.6 million increase in cash from associate share-based compensation plans. Net cash used in financial activities was $2.2 million in 2014, primarily consisting of $4.8 million used toward share repurchases, partially offset by $2.5 million increase in cash from associate share-based compensation plans. Net cash provided by financing activities was $2.4 million in 2013, primarily consisting of a $6.5 million increase in cash from associate share-based compensation plans, partially offset by $4.0 million in cash used toward share repurchases.
Credit Agreement
Our loan and security agreement, as amended, with Wells Fargo Bank, National Association and the other signatory lenders provides a maximum available borrowing capacity of $120.0 million. In addition, at our option and subject to certain conditions, we may increase our borrowing capacity up to an additional $25.0 million. The loan and security agreement expires in November 2017. The amount available to be borrowed is based on a percentage of our inventory (excluding capitalized indirect costs) and accounts receivable.
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
The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For 2015, 2014 and 2013, the weighted-average interest rate on all of our outstanding borrowings was 3.8% each year.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of January 2, 2016, we were in compliance with the covenants under our loan agreement.
At the end of 2015 and 2014, there were no amounts outstanding under our revolving credit facilities, and we had $105.3 million and $101.1 million, respectively, available for future borrowings. At the end of 2015 and 2014, we had $4.8 million and $4.2 million, respectively, of outstanding commercial and stand-by letters of credit. We strategically manage our debt over the course of our fiscal year. We incur seasonal fluctuations in our cash flows and, therefore, we incur debt as we build up our inventories for spring in order to maintain stock levels sufficient to fulfill customer needs and maximize sales during the main boating season. The highest outstanding balance during 2015 and 2014 was $0.2 million and $0.3 million, respectively. Our weighted-average outstanding balances for the first quarters of 2015 and 2014 were less than $0.1 million each year and not material. For our second quarters of 2015 and 2014, the weighted-average outstanding balances were not material and less than $0.1 million each year, and the third quarter weighted-average outstanding balances for 2015 and 2014 were less than $0.1 million each year and not material. The fourth quarter weighted-average outstanding balances for both 2015 and 2014 were less than $0.1 million.
We may borrow against our aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at both year-end 2015 and 2014. Our borrowing base at each of our last two fiscal year-ends consisted of the following (in millions):

	2015	2014
Accounts receivable availability	$5.6	$5.0
Inventory availability	123.3	118.4
Less: reserves	(6.6)	(6.4)
Less: minimum availability	(12.2)	(11.7)
Total borrowing base	$110.1	$105.3
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$—	$—
Outstanding letters of credit	4.8	4.2
Total obligations	$4.8	$4.2

Accordingly, our availability as of fiscal year end 2015 and 2014, respectively, was (in millions):

Total borrowing base	$110.1	$105.3
Less: obligations	(4.8)	(4.2)
Total availability	$105.3	$101.1
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
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA (in millions):

	2015	2014
Net income	$4.5	$1.9
Add:
Interest expense	0.5	0.4
Depreciation and amortization	20.5	18.2
Income tax expense	2.8	2.1
EBITDA	$28.3	$22.6
Contractual obligations
Aggregate information about our unconditional contractual obligations as of January 2, 2016 is presented in the following table (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual cash obligations:
Operating leases(1)	$278,940	$49,328	$80,840	$57,419	$91,353
Purchase commitments(2)	60,396	60,396	—	—	—
Bank letters of credit	4,220	4,220	—	—	—
Other long-term liabilities	3,233	3,188	45	—	—
	$346,789	$117,132	$80,885	$57,419	$91,353

(1)	Operating lease amounts in this table represent minimum amounts due under existing agreements and exclude costs of insurance, taxes, repairs and maintenance.

(2)	All but a limited number of our purchase commitments are cancelable by us without penalty; however, we do intend to honor these commitments.
We are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. This table does not include amounts related to our uncertain tax positions of $0.9 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions.
Off-balance sheet arrangements
Operating leases are the only financing arrangements not reported on our consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of January 2, 2016, we are not involved in any unconsolidated special purpose entities or variable interest entities.
Seasonality
Historically, our business has been highly seasonal. In 2015, approximately 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.
Business Trends
We believe that there are fundamental trends continuing to impact our industry that are affecting our customers and their purchase patterns. These trends reinforce our realization that the core boat parts and accessories business would not be sufficient to meet our growth expectations. To accomplish our goal of achieving steady, profitable growth, we are accelerating the execution of our growth strategies to expand our potential market and reduce our dependence on weather.
Our key growth strategies, including our 15/50 plan, have delivered encouraging results. As we continue to test and learn, we have ramped up our investments, with the results outlined below:

•
eCommerce: The first number in the 15/50 plan refers to our objective to grow our eCommerce business to 15% of total sales by the end of 2019. Sales from eCommerce increased by 32.5% for the 52 weeks ended January 2, 2016 as compared to 53 weeks ended January 3, 2015. eCommerce sales represented 9.5% of total sales this year, up from 7.7% for the prior year.

•
Store optimization: The second number in the 15/50 plan reflects our goal of deriving 50% of total sales from our waterlife stores by the end of 2019. These stores provide a new shopping experience for our customers, both in terms of store design and expanded product assortment. For the 52 weeks ended January 2, 2016, sales through waterlife stores represented 45.7% of total sales, compared to 41.0% for the 53 weeks ended January 3, 2015.

•
Merchandise expansion: Sales in our merchandise expansion categories support the eCommerce and store optimization strategies and grew by 16.4% for the 52 weeks ended January 2, 2016. During this same period, sales in our core categories increased by 2.8%. Merchandise expansion also allows us to attract more customers to shop with us for holiday and gift items and these products were key in driving higher comparable store sales during the fourth quarter. Fiscal 2014 was a 53-week year and included an extra week in the fourth quarter. Excluding the extra week during the fourth quarter last year, comparable store sales results were up 8.0%. Sales of merchandise expansion products represented 20.8% of total sales for 2015, up from 18.7% in 2014.

We continue to see evidence of positive inter-dependence across our growth strategies. Specifically, our eCommerce and store optimization strategies are enabling us to better present for sale our merchandise expansion product offerings, and all of our strategies have resulted in attracting new customers and building upon our customer base.
Given the success of our growth strategies, and the need to continue to drive them at a fast pace in order to reposition our business to provide steady profitable growth, our financial plans for 2016 reflect the investment of significant resources in support of our key growth strategies, including capital spending to be slightly above depreciation expense, which was approximately $20.7 million in 2015.
Our profit and cash flow expectations for 2016 reflect incremental expense impact of activities directed toward furthering our growth strategies and investment in our infrastructure.
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
Inventory—Valuation Adjustments
We value our merchandise inventories at the lower of the cost or market value on an average cost basis. Inventory cost is written down to market value when cost exceeds market value, which we estimate using current levels of aged and discontinued product and historical analysis of items sold below cost. Lower of cost or market adjustments included in ending inventory at January 2, 2016 and January 3, 2015 were $4.5 million and $3.5 million, respectively.

Our lower of cost or market adjustments contain uncertainties because the calculations require management to make assumptions and to apply judgment regarding forecasted consumer demand, the promotional environment, technological obsolescence and consumer preferences.

We have not made any material changes in our inventory valuation methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market adjustments. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material. If we had to take additional markdowns of 10% on all items included in merchandise inventory write-downs at January 2, 2016, net income would be affected by approximately $0.8 million in the fiscal year then ended.

Inventory—Capitalized Indirect Costs
Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store locations and operating costs of our merchandising, replenishment and distribution activities. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold. Indirect costs included in inventory value at January 2, 2016 and January 3, 2015 were $19.7 million and $19.9 million, respectively.

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

We have not made any material changes in our capitalized indirect cost methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our capitalized indirect costs. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our expenses included in capitalized indirect costs at January 2, 2016 would have affected net income by approximately $1.2 million in the fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Vendor Allowances Receivable
We establish a receivable and reduce inventory cost for income generated from vendor-sponsored programs, or vendor allowances, that is earned but not yet received from our vendors, which we calculate based on provisions of the programs in place. Due to the complexity of the individual agreements with vendors, we perform detailed analyses and review historical trends to determine an appropriate level for the vendor allowances receivable. Our receivable for vendor allowances at January 2, 2016 and January 3, 2015 and December 28, 2013 was $3.6 million and $4.1 million, respectively, and is included in other current assets.

Our vendor allowances receivable contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including our ability to collect amounts due from vendors and in interim periods requires management to estimate future inventory purchases.

We have not made any material changes in the accounting methodology used to establish our vendor allowances receivable during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances receivable. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimate of our ability to collect vendor allowances at January 2, 2016 would have affected net income by approximately less than $0.1 million in the fiscal year then ended.

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

Our estimate of future cash flows is based on our analysis of the specific real estate market, including input from real estate firms; and economic conditions that can be difficult to predict. Costs associated with exit activities at January 2, 2016 and January 3, 2015 were $1.5 million and $2.0 million, respectively. Of these amounts, $0.9 million and $1.1 million were included in deferred rent and other.

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

We have not made any material changes in the accounting methodology used to establish our location closing liability during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our location closing liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our location closing liability or to our estimated sub-lease income at January 2, 2016 would have affected net earnings by approximately less than $0.1 million in the fiscal year then ended.

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

In fiscal years 2015, 2014 and 2013, we did not have any non-cash charges for impairment of long-lived assets.

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

The self insurance liability at January 2, 2016 and January 3, 2015 was $3.0 million and $3.5 million, respectively.

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

A 10% change in our self-insured liabilities and loss reserves relating to high-deductible insurance programs at January 2, 2016, would have affected net income by approximately $0.3 million in the fiscal year then ended.

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

We determine the fair value of our restricted stock units, performance-based restricted stock units and associate stock buying plan purchases using similar valuation techniques and the closing market price of our common stock.

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

A 10% change in our assumptions, such as volatility or expected term, for share-based compensation expense for the fiscal year ended January 2, 2016, would have affected net income by less than $0.1 million in the fiscal year then ended.

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
At the end of the 2015, we had no outstanding long-term debt. In the fourth quarter of 2012, we entered into a five-year, amended and restated loan and security agreement pursuant to which we have up to $120.0 million in borrowing capacity. There are various interest rate options available, for more information, see Note 4 to our consolidated financial statements in Item 8 of this report.
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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of January 2, 2016. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in "Internal Control—Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management has concluded that our internal control over financial reporting was effective as of January 2, 2016, based on the criteria set forth in "Internal Control—Integrated Framework" issued by the COSO.
Our internal control over financial reporting as of January 2, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report on Form 10-K.

/S/ MATTHEW L. HYDE	/S/ JEFFREY L. LASHER
Matthew L. Hyde	Jeffrey L. Lasher
President and Chief Executive Officer (principal executive officer)	Executive Vice President and Chief Financial Officer (principal financial officer)

March 9, 2016	March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
West Marine, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of West Marine, Inc. and its subsidiaries at January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred income tax balances in 2015.
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

/s/ PRICEWATERHOUSECOOPERS LLP
San Francisco, California
March 9, 2016

WEST MARINE, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 2, 2016 AND JANUARY 3, 2015
(in thousands, except share data)

	Fiscal Year-End
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$48,159	$45,675
Trade receivables, net of allowances of $265 in 2015 and $247 in 2014	7,141	6,843
Merchandise inventories	222,853	214,298
Deferred income taxes	—	5,585
Other current assets	23,571	25,791
Total current assets	301,724	298,192
Property and equipment, net	81,561	79,447
Long-term deferred income taxes	4,321	3,993
Other assets	4,209	3,869
TOTAL ASSETS	$391,815	$385,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,275	$33,244
Accrued payroll	21,506	14,253
Accrued expenses and other	27,245	26,669
Total current liabilities	75,026	74,166
Deferred rent and other	17,330	20,327
Total liabilities	92,356	94,493
Commitments and Contingencies - Note 6
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 25,421,685 shares issued and 24,732,796 shares outstanding at January 2, 2016 and 25,092,550 shares issued and 24,403,661 shares outstanding at January 3, 2015	25	25
Treasury stock	(9,285)	(9,171)
Additional paid-in capital	211,663	207,863
Accumulated other comprehensive loss	(319)	(564)
Retained earnings	97,375	92,855
Total stockholders’ equity	299,459	291,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$391,815	$385,501

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED JANUARY 2, 2016, JANUARY 3, 2015 AND DECEMBER 28, 2013
(in thousands, except per share data)

	2015	2014	2013
Net revenues	$704,825	$675,751	$663,174
Cost of goods sold	502,780	482,564	471,528
Gross profit	202,045	193,187	191,646
Selling, general and administrative expense	194,299	188,755	175,903
Income from operations	7,746	4,432	15,743
Interest expense	452	428	434
Income before income taxes	7,294	4,004	15,309
Provision for income taxes	2,774	2,056	7,472
Net income	$4,520	$1,948	$7,837
Net income per common and common equivalent share:
Basic	$0.18	$0.08	$0.32
Diluted	$0.18	$0.08	$0.32
Weighted-average common and common equivalent shares outstanding:
Basic	24,629	24,244	24,259
Diluted	24,734	24,408	24,601

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED JANUARY 2, 2016, JANUARY 3, 2015 AND DECEMBER 28, 2013
(in thousands)

	2015	2014	2013
Net income	$4,520	$1,948	$7,837
Other comprehensive income, net of tax
Foreign currency translation adjustment	245	1	226
Total comprehensive income	$4,765	$1,949	$8,063

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 2, 2016, JANUARY 3, 2015 AND DECEMBER 28, 2013
(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 29, 2012	23,746,140	$24	$(385)	$193,388	$83,070	$(791)	$275,306
Net income					7,837		7,837
Foreign currency translation adjustment, net of tax of $74						226	226
Common stock issued under equity compensation plan	765,809	1		7,646			7,647
Tax deficiency from equity issuance, including excess tax benefit of $1,240				807			807
Treasury shares acquired	(298,094)		(4,020)				(4,020)
Sale of common stock pursuant to Associates Stock Buying Plan	82,642			781			781
Balance at December 28, 2013	24,296,497	$25	$(4,405)	$202,622	$90,907	$(565)	$288,584
Net income					1,948		1,948
Foreign currency translation adjustment, net of tax of $92						1	1
Common stock issued under equity compensation plan	391,950	—		4,760			4,760
Tax benefit from equity issuance, including excess tax benefit of $217				(173)			(173)
Treasury shares acquired	(359,905)		(4,766)				(4,766)
Sale of common stock pursuant to Associates Stock Buying Plan	75,119			654			654
Balance at January 3, 2015	24,403,661	$25	$(9,171)	$207,863	$92,855	$(564)	$291,008
Net income					4,520		4,520
Foreign currency translation adjustment, net of tax of $93						245	245
Common stock issued under equity compensation plan	259,155	—		3,928			3,928
Tax benefit from equity issuance, including excess tax benefit of $0				(718)			(718)
Treasury shares acquired	—		(114)				(114)
Sale of common stock pursuant to Associates Stock Buying Plan	69,980			590			590
Balance at January 2, 2016	24,732,796	$25	$(9,285)	$211,663	$97,375	$(319)	$299,459

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JANUARY 2, 2016, JANUARY 3, 2015 AND DECEMBER 28, 2013
(in thousands)

	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$4,520	$1,948	$7,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,687	18,234	14,960
Share-based compensation	2,787	3,109	3,207
Excess tax benefit from share-based compensation	—	(217)	(1,240)
Deferred income taxes	1,780	3,287	3,466
Provision for doubtful accounts	208	37	81
Lower of cost or market inventory adjustments	1,832	1,759	1,499
Loss on asset disposals	855	330	172
Changes in assets and liabilities:
Trade receivables	(507)	(439)	201
Merchandise inventories	(10,387)	(13,021)	(15,196)
Other current assets	2,220	(6,431)	(1,332)
Other assets	(379)	(659)	18
Accounts payable	(7,901)	10,787	1,108
Accrued expenses and other	7,111	3,458	(2,624)
Deferred items and other non-current liabilities	480	1,776	1,395
Net cash provided by operating activities	23,306	23,958	13,552
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	67	57	4,372
Purchases of property and equipment	(22,613)	(24,573)	(28,553)
Net cash used in investing activities	(22,546)	(24,516)	(24,181)
FINANCING ACTIVITIES:
Borrowings on line of credit	875	2,240	3,812
Repayments on line of credit	(875)	(2,240)	(3,812)
Proceeds from exercise of stock options	1,141	1,651	4,440
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	590	654	781
Excess tax benefit from share-based compensation	—	217	1,240
Treasury stock	(114)	(4,766)	(4,020)
Net cash provided by (used in) financing activities	1,617	(2,244)	2,441
Effect of exchange rate changes on cash	107	69	54
NET INCREASE (DECREASE) IN CASH	2,484	(2,733)	(8,134)
CASH AT BEGINNING OF PERIOD	45,675	48,408	56,542
CASH AT END OF PERIOD	$48,159	$45,675	$48,408
Other cash flow information:
Cash paid for interest	$287	$328	$293
Cash paid for income taxes, net of refunds of $151, $1,394 and $37	(27)	2,064	5,048
Non-cash investing activities
Property and equipment additions in accounts payable	1,657	725	1,197
Unsettled share repurchases	—	—	447

See notes to consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS—West Marine Inc. and its consolidated subsidiaries (“West Marine” or the “Company,” unless the context requires otherwise) is a leading waterlife outfitter in the United States. At January 2, 2016, West Marine offered its products through 263 stores in 38 states, Puerto Rico and Canada, through its call center channel and on the Internet. As previously disclosed, the Company planned to close each of its Canadian stores as leases expired. Eight stores were closed during 2015 with the remaining two stores to be closed by 2017. The Company is also engaged in the distribution of marine equipment to its professional customers serving boat manufacturers, marine services, commercial vessel operations and government agencies.
West Marine is an omni channel retail organization operating one reporting segment in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. The metrics used by its Chief Executive Officer (as the Company's chief operating decision maker or the "CODM") to assess the performance of the Company are focused on viewing the business as a single integrated business. The CODM's process for allocating resources is based upon the omni-channel view of the Company. Additionally, the Company has integrated systems and concentrated its strategic focus on omni-channel retailing. In addition, the Company has commingled sales channel payroll expense, inventories, merchandise procurement and distribution networks. Revenues from customers are derived from merchandise sales and the Company does not rely on any individual major customers.
The Company considers its merchandise expansion strategy to be strategically important to the future success of the Company and is providing the following product category information. The Company's merchandise mix over the last three years is reflected in the table below:

	2015	2014	2013
Core boating products	79.2%	81.3%	83.5%
Merchandise expansion products	20.8%	18.7%	16.5%
Total	100.0%	100.0%	100.0%
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
YEAR-END—The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31 and as a result, a 53-week year occurs every five to six years. The fiscal years 2015 and 2013 consisted of the 52 weeks ended January 2, 2016 and December 28, 2013, respectively, while the 2014 fiscal year consisted of the 53 weeks ended January 3, 2015. References to 2015, 2014 and 2013 are to the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.
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
INVENTORIES—Merchandise inventories are carried at the lower of cost or market on an average cost basis. Capitalized indirect costs include freight charges for transporting merchandise to warehouses or store locations and operating costs incurred for merchandising, replenishment and distribution center activities. Indirect costs included in inventory value at the end of fiscal

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years 2015 and 2014 were $19.7 million and $19.9 million, respectively. Indirect costs included in inventory value are recognized as an increase in cost of goods sold as the related products are sold.
Inventories are written down to market value when cost exceeds market value, based on historical experience and current information. Reserves for estimated inventory shrinkage based on historical shrinkage rates determined by the Company’s physical merchandise inventory counts and cycle counts were $2.3 million and $2.2 million at the end of fiscal years 2015 and 2014, respectively. Reserves for estimated inventory market value below cost, based upon current levels of aged and discontinued product and historical analysis of inventory sold below cost, were $4.5 million and $3.5 million at the end of fiscal years 2015 and 2014, respectively.
DEFERRED CATALOG AND ADVERTISING COSTS—The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the expected net sales period, which is generally from one month to 24 months. Advertising costs, which are included in selling, general and administrative ("SG&A") expense, are expensed as incurred and were $14.7 million, $16.0 million and $14.7 million in 2015, 2014 and 2013, respectively. Advertising costs were partially offset by vendor allowances of $11.2 million, $10.6 million and $9.8 million in 2015, 2014 and 2013, respectively, which are included in cost of goods sold. The capitalized value of prepaid catalog and advertising costs on the balance sheet were immaterial as of January 2, 2016 and January 3, 2015, respectively.
PROPERTY AND EQUIPMENT—Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the various assets, as follows:

Estimated Useful Lives
Furniture and equipment	3–7 years
Computer software and hardware	3–7 years
Buildings	25 years
Leasehold improvements are amortized over the lesser of the expected lease term or the estimated useful life of the improvement, which is usually about 10 years.
CAPITALIZED INTEREST—The Company capitalizes interest on major capital projects. The Company did not capitalize interest in 2015, 2014 and 2013.
CAPITALIZED SOFTWARE COSTS—Capitalized computer software, included in property and equipment, reflects costs related to internally-developed or purchased software that are capitalized and amortized on a straight-line basis, generally over a period ranging from three to seven years.
ASSET RETIREMENT OBLIGATIONS—The Company estimates the fair value of obligations to clean up and restore leased properties under agreements with landlords and records the amount as a liability when incurred. Liabilities for asset retirement obligations were $0.6 million as of January 2, 2016, and $0.6 million as of January 3, 2015. There were no significant changes attributable to the following components during the 2015, 2014 or 2013 reporting periods: liabilities incurred, liabilities settled, accretion expense, and revisions in estimated cash flows.
IMPAIRMENT OF LONG-LIVED ASSETS—The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If facts indicate a potential impairment, the Company would assess the recoverability by determining if the carrying value of the long-lived assets exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life. If the recoverability test indicates that the carrying value of the long-lived assets is not recoverable, the Company will estimate the fair value of the long-lived assets using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the long-lived assets' carrying amount and the estimated fair value. The Company recorded no asset impairment charges in fiscal years 2015, 2014 and 2013.
COSTS ASSOCIATED WITH EXIT ACTIVITIES—The Company occasionally vacates stores prior to the expiration of the related lease. For vacated locations that are under long-term leases, the Company records an expense for the net present value of the difference between its future lease payments and related costs, such as real estate taxes and common area maintenance costs, from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. Costs associated

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with exit activities as of January 2, 2016 and January 3, 2015 were $1.5 million and $2.0 million, respectively. Of these amounts, as of January 2, 2016 and January 3, 2015, $0.9 million and $1.1 million, respectively, were included in deferred rent and other.
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
DEFERRED RENT—Certain of the Company’s operating leases contain periods of free or reduced rent or contain predetermined fixed increases in the minimum rent amount during the lease term. For these leases, the Company recognizes rent expense on a straight-line basis over the expected life of the lease, generally about 10 years, including periods of free rent, and records the difference between the amount charged to rent expense and the rent paid as deferred rent. Tenant improvement allowances received from landlords are deferred and amortized to reduce rent expense over the expected life of the lease. As of January 2, 2016 and January 3, 2015, deferred rent totaled $11.9 million and $12.0 million, respectively, of which $1.3 million is included in accrued expenses for both years.The non-current portion is included in the Deferred rent and other line item on the Company's consolidated balance sheet.
INCOME TAXES—Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between existing financial statement carrying amounts and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured at the tax rate expected to be in effect for the taxable years in which the Company expects those temporary differences to be recovered or settled. The Company recognizes the effect of changes in tax rates on deferred tax assets and liabilities in the period that includes the enactment date of the change. A valuation allowance is recorded to reduce deferred tax assets to the amount estimated as more likely than not to be realized. The Company also accounts for uncertainties in income taxes recognized in its financial statements. For more information, see Note 7.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of January 2, 2016 and January 3, 2015, there were no financial instruments which require disclosure under the fair value hierarchy.
REVENUE RECOGNITION—Sales, net of estimated returns, are recorded when merchandise is purchased by customers at store locations. Revenue is recognized when merchandise shipped from a warehouse is received by the customer, based upon the estimated date of receipt by the customer. The Company reserves for sales returns through estimates based on historical experience. The sales return reserve for fiscal years 2015, 2014 and 2013 was $(1.3) million, $(1.2) million and $(1.6) million, respectively.
ACCOUNTS RECEIVABLE—Accounts receivable consists of amounts owed to West Marine for sales of services or goods on credit for our professional customers. The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. The Company determines this allowance based on overall estimated exposure. Factors impacting the allowance include the level of gross receivables, the aging of accounts receivable at the date of the consolidated financial statements, the financial condition of the Company's customers and the economic risks for certain customers. The allowances for doubtful accounts receivable were as follows:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2015	2014	2013
		(in thousands)
Allowance for doubtful accounts receivable—beginning balance	$(247)	$(243)	$(277)
Additions	(174)	(307)	(325)
Deductions and other adjustments	156	303	359
Allowance for doubtful accounts receivable—ending balance	$(265)	$(247)	$(243)
The Company's policy for writing off uncollectible trade accounts receivables consists of systematic follow-up of delinquent accounts (over 90 days past the customer's terms of sale) and management review of accounts over a set dollar amount.
UNREDEEMED GIFT CARDS—Aggregate sales of gift cards for fiscal years 2015, 2014 and 2013 were $18.4 million, $18.1 million and $18.1 million, respectively. West Marine uses the proportional model for deferral of gift card sales. In line with the proportional method, sales of gift cards are deferred and treated as a liability on our balance sheet either until redeemed by customers in exchange for products or until we determine that breakage has occurred. Breakage is estimated in proportion to actual redemption. Under this method, we estimate breakage based on Company-specific data by analyzing historical experience and deriving a rate that represents the amount of gift cards that are expected to be unused and not subject to escheatment. This rate is then applied, and breakage is recognized in income, over the period of redemption. Gift card breakage income for 2015, 2014 and 2013 was $0.7 million, $0.7 million and $0.8 million, respectively, and is included as net revenues in the Company's operating results.
WEST ADVANTAGE CUSTOMER LOYALTY PROGRAMS—The Company has a customer loyalty program which allows members to earn points on qualifying purchases. Points earned entitle members to receive certificates that may be redeemed on future purchases through any retail sales channel. The certificates expire one year after they are issued. A liability is recognized and recorded as a reduction of revenue at the time the points are earned, based on the retail value of certificates projected to be redeemed, less the applicable estimate of breakage based upon historical redemption patterns. As of January 2, 2016 and January 3, 2015, the Company had a recorded liability for the West Advantage customer loyalty program of $1.3 million and $1.2 million, respectively.
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
FOREIGN CURRENCY—Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. West Marine Canada’s functional currency is the Canadian dollar. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of other comprehensive income in the consolidated statements of stockholders’ equity. Gains (losses) from foreign currency transactions included in SG&A expense for 2015, 2014 and 2013 were $(0.7) million, $(0.5) million and $(0.6) million, respectively.
ACCRUED EXPENSES—Accrued expenses consist of the following (in thousands):

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2015	2014
Unredeemed gift cards	$7,336	$7,152
Other accrued expenses	19,909	19,517
Accrued expenses	$27,245	$26,669
NET INCOME PER SHARE—Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.6 million shares, 0.7 million shares and 0.2 million shares of common stock that were outstanding in 2015, 2014 and 2013, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	2015		2014		2013
	Shares	Net Income Per Share	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,629	$0.18	24,244	$0.08	24,259	$0.32
Effect of dilutive stock options	105	—	164	—	342	—
Diluted	24,734	$0.18	24,408	$0.08	24,601	$0.32
DERIVATIVE INSTRUMENTS—The Company did not purchase or hold any derivative financial instruments during the three years ended January 2, 2016.
CASH AND CASH EQUIVALENTS—Cash consists entirely of cash on hand and bank deposits, of which approximately $46.6 million exceeded FDIC insurance limits as of January 2, 2016. As of January 3, 2015, approximately $43.2 million exceeded FDIC insurance limits.
The Company classifies amounts in transit from banks for customer credit card and debit card transactions as cash and cash equivalents as the banks process the majority of these amounts within three to five business days. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $3.5 million and $3.3 million at January 2, 2016 and January 3, 2015, respectively
We had no outstanding checks in excess of funds on deposit (book overdrafts) at January 2, 2016 and January 3, 2015.
SABBATICAL LEAVE—Certain full-time associates are eligible to receive sabbatical leave after each 5 years of continuous employment. The estimated sabbatical liability is based on a number of factors, including actuarial assumptions and historical trends. In fiscal years 2015 and 2014, the Company had a recorded liability of $1.2 million and $1.3 million, respectively, as an estimate of accumulated sabbatical leave as of the respective balance sheet dates.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU 2014-09 to December 15, 2017 for annual reporting periods beginning after that date. FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently assessing and evaluating the new standard. The Company has not yet concluded whether the adoption of ASU 2014-09 will have a material impact on the Company's consolidated financial statements.
In April 2015, FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting his new accounting guidance on its consolidated financial statements.
In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction form the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The new standard is effective for fiscal year, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company early adopted this guidance on a prospective basis as of January 2, 2016. See "Note 7 - Income Taxes" for additional information.
NOTE 2: SHARE-BASED COMPENSATION
West Marine’s Omnibus Equity Incentive Plan, as amended (the “Plan”) is intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of associates and non-employee directors. The Plan permits a variety of compensation methods, including non-qualified stock options, incentive stock options, restricted stock, and other share-based awards, such as time-based and performance-based restricted stock units. Key associates and non-employee directors are eligible to participate under the Plan. At year-end 2015, 10,300,000 shares of common stock had been reserved under the Plan and 1,509,900 shares were available for future issuance.
The Company recognizes compensation expense for share-based payments based on the grant date fair value of the awards. Share-based payments consist of stock option grants, restricted share awards, restricted stock units, performance-based restricted stock units and Associates Stock Buying Plan ("Buying Plan") issuances, each as described further below.
Share-based compensation expense for 2015, 2014 and 2013 was approximately $2.8 million, $3.1 million and $3.2 million, respectively, of which expense for stock options was $0.3 million, $0.8 million and $1.5 million in 2015, 2014 and 2013, respectively. In 2015, the Company recognized no tax benefits from stock option exercises, restricted stock vesting and disqualifying Buying Plan transactions. In 2014, the Company recognized $0.2 million in tax benefits from stock options exercised, restricted stock vesting and disqualifying Buying Plan transactions, of which $0.2 million was recognized as excess tax benefits in additional paid-in capital and $0.2 million was recognized as cash flow from financing activities. In 2013, the Company recognized $0.8 million in tax benefits from stock options exercised, restricted stock vesting and disqualifying Buying Plan transactions, of which $1.2 million was recognized as excess tax benefits in additional paid-in capital and $1.2 million was recognized as cash flow from financing activities. The tax benefit was included in the Company’s consolidated statement of income for the same period. Share-based compensation of $0.4 million was included in capitalized indirect inventory in 2015, $0.4 million in 2014 and $0.6 million in 2013.
Included in cost of goods sold and SG&A expense is share-based compensation expense, net of estimated forfeitures, that have been included in the statements of income for all share-based compensation arrangements as follows:

(in thousands)	2015	2014	2013
Cost of goods sold	$448	$429	$609
Selling, general and administrative expense	2,339	2,680	2,598
Share-based compensation expense	$2,787	$3,109	$3,207

Stock Options
Until 2014, West Marine awarded options to purchase shares of common stock to its non-employee directors and to certain eligible associates employed at the time of the grant. For fiscal 2007 through 2010, options granted to associates under the Plan vested over three years and expire five years following the grant date. Grants in 2011, 2012 and 2013 vested over three years and expire seven years from the grant date. Prior to 2011, options granted to non-employee directors vested after six months and expire five years from the grant date. Options granted to non-employee directors in 2012 vest after one year and expire seven years from the grant date. Options granted to non-employee directors in 2011 vested after six months and expire seven years from the grant date. Effective 2014, the Company stopped awarding option grants as a method of compensation. The Company has determined the fair value of options awarded by applying the Black-Scholes Merton option pricing valuation model and using following assumptions:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2015	2014	2013
Expected price volatility	—%	—%	41%
Risk-free interest rate	—%	—%	0.6% - 0.9%
Weighted-average expected term (years)	0.0	0.0	4.5
Dividend yield	—	—	—
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
A summary of the Company’s stock option activity in 2015, 2014 and 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Option Grant Date Fair Value
Outstanding at year-end 2012 (1,678,468 stock options exercisable at a weighted-average exercise price of $11.25)	2,516,731	11.05	5.21
Granted	208,834	11.70	4.08
Exercised	(649,305)	6.79	2.48
Forfeited	(61,763)	10.75	4.15
Expired	(314,611)	14.52	9.19
Outstanding at year-end 2013 (1,179,770 stock options exercisable at a weighted-average exercise price of $12.63)	1,699,886	12.13	5.43
Granted	—	—	—
Exercised	(236,052)	7.14	2.54
Forfeited	(47,924)	10.96	4.12
Expired	(324,832)	19.86	11.39
Outstanding at year-end 2014 (896,687 stock options exercisable at a weighted-average exercise price of $10.87)	1,091,078	10.95	4.32
Granted	—	—	—
Exercised	(106,783)	10.69	4.18
Forfeited	(17,823)	11.19	4.09
Expired	(345,984)	11.12	4.49
Outstanding at year-end 2015 (575,015 stock options exercisable at a weighted-average exercise price of $10.82)	620,488	10.88	4.26
There were no stock options granted in 2015 and 2014 and the weighted-average grant date fair value of options granted in 2013 was $4.08 per share. The aggregate fair value of options vested during 2015, 2014 and 2013 was $1.6 million, $2.5 million and $3.9 million, respectively.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of market close January 2, 2016, there was no aggregate intrinsic value for both stock options outstanding and exercisable options. The total intrinsic value of options actually exercised was $0.1 million in 2015, $1.0 million in 2014 and $3.4 million in 2013. The Company did not grant any options in 2015 and 2014. There were 365,240 options that vested in 2015 with an aggregate grant date fair value of $1.6 million. At January 2, 2016, unrecognized compensation expense for stock options, net of expected forfeitures, was $0.1 million, with a weighted-average remaining expense recognition period of 0.42 years.
Additional information for options outstanding at year-end 2015 is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Underlying	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$ 7.01 – 10.75	376,485	2.8	10.31	376,485	2.8	10.31
10.76 – 15.54	244,003	4.0	11.76	198,530	3.9	11.78
$ 7.01 – 15.54	620,488	3.3	$10.88	575,015	3.2	$10.82
At January 2, 2016, there were 385,781 stock options that were vested, and expected to vest in the future, with no intrinsic value, a weighted-average exercise price of $11.21 per share and a weighted-average remaining contractual term of 0.1 years.
Restricted Stock Units
The Plan also allows for awards of restricted stock units (“RSUs”) to eligible associates and non-employee directors that are subject to the recipient's continuing service to the Company. RSUs granted to eligible associates in 2015, 2014 and 2013 vest over a three-year period at the rate of 33%, 33% and 34% on the anniversary of the grant date. RSUs granted to eligible non-employee directors in 2015, 2014 and 2013 vest the earlier of either the one-year anniversary of the grant date or the Company's annual stockholder meeting date. Compensation expense for 2015, 2014 and 2013 was $2.1 million, $2.1 million and $1.5 million, respectively. Unrecognized compensation expense for unvested RSUs, net of expected forfeitures, was $2.8 million in 2015 and the Company expects to recognize this expense within less than two years. A summary of RSU activity in 2015, 2014 and 2013 is as follows:

	Number of RSU's	Weighted Average Grant Date Fair Value
Unvested at year-end 2012 (weighted-average remaining vesting period of 2.0 years)	274,851	10.50
Granted	228,488	11.76
Vested	(116,504)
Forfeited	(40,451)	11.02
Unvested at year-end 2013 (weighted-average remaining vesting period of 1.8 years)	346,384	11.31
Granted	220,777	11.78
Vested	(163,990)
Forfeited	(55,008)	11.56
Unvested at year-end 2014 (weighted-average remaining vesting period of 1.6 years)	348,163	11.60
Granted	251,164	10.66
Vested	(169,692)
Forfeited	(41,479)	11.71
Unvested at year-end 2015 (weighted-average remaining vesting period of 1.6 years)	388,156	11.11
The total fair value of RSUs vested in 2015 and 2014 was $1.9 million and $1.8 million, respectively.
Performance-based Restricted Stock Units
Starting in fiscal year 2014, performance-based restricted stock units (“PSUs”) were granted to certain eligible associates and are subject to the recipient's continuing service to the Company. The PSUs represented a promise to deliver shares to the associates at a future date if certain vesting conditions were met. These PSUs did not consist of legally issued shares until the vesting event, which was performance and time-based, had occurred. During 2014, 82,324 PSUs were granted, however, the minimum performance hurdle was not met and as a result, the 82,324 PSUs were canceled. There was no compensation expense in 2014. PSUs granted to certain eligible associates in 2015 vest over a three-year period at the rate of 33%, 33% and 34% on the anniversary

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the grant date. Compensation expense for PSUs was $0.2 million in 2015. Unrecognized compensation expense for unvested PSUs, net of expected forfeitures, was $0.5 million in 2015 and the Company expects to recognize this expense within less than three years. A summary of PSU activity in 2015 and 2014 is as follows:

	Number of PSU's	Weighted Average Grant Date Fair Value
Unvested at year-end 2013	—
Granted	82,324	12.03
Vested	—
Canceled	(82,324)	12.03
Unvested at year-end 2014	—	—
Granted	83,991	11.03
Vested	—
Forfeited	(3,333)	11.03
Unvested at year-end 2015 (weighted-average remaining vesting period of 2.3 years)	80,658	11.02
Associates Stock Buying Plan
The Company has a Buying Plan under which all eligible associates may elect to participate on semiannual grant dates. Participating associates purchase West Marine shares at 85% of the lower of the closing price on (a) the grant date or (b) the purchase date. The Buying Plan includes a twelve calendar month holding period for all purchases beginning on the date on which shares are purchased by participants under the Buying Plan. The number of shares purchased under the Buying Plan in 2015, 2014 and 2013 were 69,980, 75,119 and 82,643, respectively. Expense recognized in each of the years 2015, 2014 and 2013 was $0.2 million. Shares available for future issuance under the Buying Plan at the end of 2015, 2014 and 2013 were 277,001, 346,981 and 422,100, respectively. Assumptions used in determining the fair value of shares issued under the Buying Plan during 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Expected price volatility	35%-36%	30%-34%	22%-28%
Risk-free interest rate	0.1% - 0.3%	0.1%	0.1%
Weighted-average expected term (years)	0.5	0.5	0.5
Dividend yield	—	—	—
Manager Share Appreciation Plan
During November 2015, West Marine ended the Manager Share Appreciation Plan ("MSAP") as the plan was not meeting the Company's goals. The plan was introduced in 2012, and was a long-term cash incentive plan. The MSAP award was a cash incentive which was tied to appreciation in West Marine's stock price. The appreciation on MSAP awards was capped. The plan was a cash-settled plan and earned by associates over a number of years; therefore, it was within the scope of ASC 718, Compensation - Stock Compensation, because the amount earned by the associates was based on the price of the Company's stock. Additionally, since the award was settled in cash, the fair value of the award was recorded as a liability, rather than equity. As such, the Company re-measured the awards at fair value each reporting period until the award was settled. The awards vest 33%, 33% and 34% over a three-year period.
Fair value was determined using a Monte Carlo simulation model. A Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for West Marine. These stock prices were used to determine the fair values of the awards that had been granted. The Company used the forfeiture rate of its non-qualified stock options, since the Company did not have sufficient history of the MSAP awards. The Company believed this was a reasonable interim assumption until the Company had sufficient forfeiture history on these awards. The fair value at January 3, 2015 and December 28, 2013 was $2.04 and $2.59 per award, respectively. Assumptions used in determining the fair value of the MSAP awards during 2015, 2014 and 2013 were as follows:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2015	2014	2013
Expected price volatility	32%-39%	34%-37%	34%
Risk-free interest rate	0.5%-1.2%	0.8%-1.4%	1.4%
Weighted-average expected term (years)	4.2	4.1	4.2
Dividend yield	—	—	—
A summary of the MSAP award activity in 2015, 2014 and 2013 is as follows:

Number of MSAP's
Unvested at year-end 2012	148,750
Granted	163,125
Vested	(43,230)
Forfeited	(30,875)
Unvested at year-end 2013	237,770
Granted	244,750
Vested	(78,911)
Forfeited	(73,250)
Unvested at year-end 2014	330,359
Granted	242,400
Vested	(103,648)
Awards paid out	(382,054)
Forfeited	(87,057)
Unvested at year-end 2015	—
The MSAP compensation expense recorded for 2015 was a credit of $0.2 million and the plan ended in November 2015; therefore, the liability did not exist at January 2, 2016. The MSAP compensation expense recorded for 2014 was $0.4 million and the corresponding liability at January 3, 2015 was $0.5 million. The MSAP compensation expense recorded for 2013 was $0.1 million and the corresponding liability at December 28, 2013 was $0.1 million.
Included in cost of goods sold and SG&A expense is MSAP compensation expense, net of estimated forfeitures, that have been included in the statements of operations for all MSAP compensation arrangements as follows:

(in thousands)	2015	2014	2013
Cost of goods sold	$(11)	$33	$18
Selling, general and administrative expense	(216)	388	77
MSAP compensation expense	$(227)	$421	$95

NOTE 3: PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at fiscal year-end 2015 and 2014 (in thousands):

	At Year-End
	2015	2014
Furniture and equipment	$79,337	$77,564
Computer software and hardware	95,574	87,512
Leasehold improvements	77,775	76,804
Land and building	600	600
Property and equipment, at cost	253,286	242,480
Accumulated depreciation and amortization	(171,725)	(163,033)
Property and equipment, net	$81,561	$79,447

Depreciation and amortization expense for property and equipment was $20.5 million, $18.0 million and $15.0 million in 2015, 2014 and 2013, respectively.
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
The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For 2015, 2014 and 2013, the weighted-average interest rate on all of our outstanding borrowings was 3.8% each year.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on the Company’s ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, the loan is asset-based (which means the Company’s lenders maintain a security interest in the Company’s inventory and accounts receivable which serve as collateral for the loan), and the amount the Company may borrow under its revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, the Company must maintain minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of January 2, 2016, the Company was in compliance with the covenants under this loan agreement.
At the end of fiscal year 2015, there were no amounts outstanding under this revolving credit facility, $105.3 million was available for future borrowings, and there was $0.4 million in unamortized loan costs. At the end of fiscal year 2014, there were no amounts outstanding under this revolving credit facility, $101.1 million was available for future borrowings, and there was $0.6 million in unamortized loan costs. At the end of fiscal years 2015 and 2014, the Company had $4.8 million and $4.2 million of outstanding commercial and stand-by letters of credit, respectively. The highest outstanding balance during 2015 and 2014 was $0.2 million and $0.3 million, respectively.
NOTE 5: RELATED PARTY TRANSACTIONS
Randolph K. Repass, West Marine's founder and a member of the Company's board of directors, is a general partner of three partnerships in which he, together with certain members of his family, owns substantially all of the partnership interests. Currently, West Marine leases two properties from the partnerships: the Watsonville Support Center and the Santa Cruz store. Both locations are in California.
During 2015, West Marine extended one related party lease for the Company's Santa Cruz store as the lease expired on November 30, 2015. The renewal is temporary, as the Company is moving the current Santa Cruz store into a larger, adjacent building in the same center in mid-2016 which is also owned by the same related party. During 2014, West Marine did not enter into any new related party transactions and terminated one related party lease.

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
The lease for the Company support center is West Marine's most significant related party transaction. West Marine made payments to the above-related parties during fiscal years 2015, 2014 and 2013 in the aggregate amount of approximately $1.6 million, $1.7 million and $1.9 million, respectively.
Related party transactions, including related party lease renewals, are pre-approved by West Marine's Board of Directors acting through the Audit and Finance Committee. The Audit and Finance Committee reviews and determines that the related party transaction is in the best interest of the Company and its stockholders. As of January 2, 2016, there were no amounts due to related parties.
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
The aggregate minimum annual contractual payments under non-cancelable leases, reduced for sublease income, in effect at fiscal year-end 2015 were as follows (in thousands):

2016	$49,328
2017	44,447
2018	36,393
2019	30,665
2020	26,754
Thereafter	91,353
Minimum non-cancelable lease payments, net	$278,940
The table above includes $1.1 million in related party leases. No assets of the Company were subject to capital leases at fiscal year-end 2015 and 2014. All but a limited number of the Company’s purchase commitments, which are not material, are cancelable without payment and, therefore, have been excluded from the table above.
Rent expense is included in the Cost of goods sold line on the Consolidated Statement of Income. Following is a summary of rent expense by component (in thousands):

	2015	2014	2013
Minimum rent	$49,540	$51,603	$50,218
Percent rent	62	60	63
Sublease income	—	(12)	(21)
Rent paid to related parties	1,381	1,479	1,561
Total rent expense	$50,983	$53,130	$51,821
In October 2014, a putative class action was filed against the Company in the Superior Court of the State of California, County of San Diego, by a California former hourly employee claiming violations of the California Labor Code and the California Business and Professions Code. The complaint sought unspecified damages and attorney’s fees, alleging the Company's failure to pay overtime to hourly California store employees who earned bonus wages or commissions during pay periods in which they worked overtime, and the derivative claims of failure to provide accurate wage statements and all wages owed upon termination of employment. Although the Company continued to vigorously defend the claims underlying the lawsuit, on October 16, 2015, the parties agreed in principle to settle this matter on an individual and class-wide basis to avoid the uncertainty and costs associated with protracted litigation. On February 19, 2016, the Court approved this settlement of $0.1 million, which was recorded in accrued expenses and other on the consolidated balance sheet for 2015. The Company's aggregate obligation, including settlement funds, plaintiff’s attorneys’ fees and costs and settlement administration costs had no material impact on its financial statements.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company currently is under audit for sales taxes in several jurisdictions. The tax periods open to examination by the major taxing jurisdictions for sales and use taxes are fiscal 2012 through fiscal 2015. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s future financial condition or results of operations.
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
At January 2, 2016, accrued liabilities included a loss contingency accrual of $0.3 million related to all pending legal, regulatory and administrative claims. At January 3, 2015, accrued liabilities included a loss contingency accrual of $0.5 million related to all pending legal, regulatory and administrative claims, including the settled and pending class action lawsuits.
NOTE 7: INCOME TAXES
Earnings from continuing operations before income tax expense was as follows for fiscal years 2015, 2014 and 2013:

	2015	2014	2013
United States	$7,346	$2,939	$14,144
Outside the United States	(52)	1,065	1,165
Earnings from continuing operations before income tax expense	$7,294	$4,004	$15,309
Following is a summary of the (benefit) provision for income taxes (in thousands):

	2015	2014	2013
Current:
Federal	$1,754	$(1,125)	$3,536
State	(316)	31	195
Foreign	368	296	412
Current taxes (benefit)	1,806	(798)	4,143
Deferred:
Federal	672	1,200	194
State	117	511	2,937
Foreign	179	1,143	198
Deferred taxes	968	2,854	3,329
Income tax expense	$2,774	$2,056	$7,472
Following is a summary of the difference between the effective income tax rate and the statutory federal income tax rate:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2015	2014	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.5	5.6	4.4
Non-deductible permanent items	(0.5)	1.4	(0.3)
Change in valuation allowance	0.7	47.5	9.3
Uncertain tax positions	(1.6)	(23.7)	(0.5)
Impact of foreign operations	0.9	(3.7)	2.6
Prior period true-up adjustments	(1.0)	(10.2)	(2.3)
Other	—	(0.6)	0.6
Effective tax rate	38.0%	51.3%	48.8%
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

	2015	2014
Assets:
Accrued payroll and benefits	$6,431	$6,652
Capitalized inventory costs	139	118
Accrued expenses	3,145	3,068
Intangible assets	1,333	2,005
Net operating losses and tax credits	8,210	8,755
Deferred rent	4,844	4,852
Vendor allowances	2,453	2,344
Other	2,583	2,592
Total deferred income tax assets	29,138	30,386
Valuation allowance	(6,209)	(6,807)
Deferred income taxes, net of valuation allowance	22,929	23,579
Liabilities:
Prepaid expenses	(2,007)	(2,474)
Property and equipment	(14,257)	(12,579)
Federal effect of state and foreign deferred items	(1,512)	(1,672)
Other liabilities	(1,101)	(1,024)
Total deferred tax liabilities	(18,877)	(17,749)
Net deferred income tax assets	$4,052	$5,830
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the existing guidance to require presentation of deferred tax assets and liabilities as noncurrent within a classified statement of financial position. The Company adopted this guidance on a prospective basis on January 2, 2016. No prior reporting periods were retrospectively adjusted.
Net deferred tax assets included in the accompanying consolidated balance sheet are as follows (in thousands):

	2015	2014
Current deferred income tax assets	$—	$5,585
Non-current deferred income tax assets	4,321	3,993
Non-current deferred income tax liabilities	(269)	(3,748)
Net deferred tax assets	$4,052	$5,830

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At year-end 2015, the Company had $12.7 million of state income tax net loss carryforwards that expire between 2019 and 2034. The Company also had foreign net loss carryforwards in the amount of $3.1 million that expire between 2028 and 2035. In addition, the Company had California state Enterprise Zone credits of $5.3 million available for use in the tax years 2016 through 2024, and South Carolina tax credits of $0.9 million, which are available for use for tax years 2016 through 2018. These carryforwards are available to offset future taxable income.
A valuation allowance must be provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized, based upon consideration of all positive and negative evidence. Sources of evidence include, among other things, a history of pretax earnings or losses, expectations of future results, tax planning opportunities, and appropriate tax law.
Since the Company has a significant net operating loss carryforward in South Carolina, realization of a benefit from state tax credits is not more likely than not. Therefore a full valuation allowance remains in place against these credits until such time as the Company determines it is able to either benefit from the credits or they expire. The Company has also determined that it is not more likely than not that the Company will be able to realize the tax benefit for a portion of the California Enterprise Zone credits before they expire in 2024. Therefore, the Company maintains a valuation allowance against these state tax credits in the amount of $3.9 million. This valuation allowance will also remain in place until such time as the Company determines it is able to either benefit from the credits, or they expire.
Due to the Company's 2014 decision to exit the Canadian market and close all Canadian stores as the leases expire, a valuation allowance was established in 2014 for the majority of the Canadian deferred tax assets. In 2015, the Company determined that it would close all Canadian stores as of the end of 2017; therefore, the Canadian valuation allowance was increased to $0.9 million.
Following is a summary of the change in valuation allowance (in thousands):

	2015	2014	2013
Valuation allowance—beginning of year	$6,807	$3,884	$1,692
Valuation allowance increases	143	2,923	2,552
Valuation allowance reductions	(741)	—	(360)
Valuation allowance—end of year	$6,209	$6,807	$3,884
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and cities, and Puerto Rico and Canada. The Company has substantially settled all federal income tax matters through 2011, state and local jurisdictions through 2010 and foreign jurisdictions through 2007. The Company could be subject to audits in these jurisdictions for the subsequent years.
Unrecognized tax benefits activity for the fiscal years ending is summarized below (in thousands):

	2015	2014	2013
Unrecognized tax benefit—beginning of year	$1,093	$2,476	$2,553
Additions based on tax positions related to the current year	50	167	32
Additions for tax positions of prior years	31	218	22
Reductions for tax positions of prior years	—	—	—
Settlements	(22)	(1,463)	(65)
Lapse of statutes of limitations	(290)	(305)	(66)
Unrecognized tax benefit—end of year	$862	$1,093	$2,476
Included in the balance of unrecognized tax benefits at January 2, 2016 and January 3, 2015 are $0.4 million and $0.5 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate.
During 2015, the Company released $0.3 million of uncertain tax positions related to state liabilities which expired under statute of limitations.
The Company recognizes accrued interest and penalties (not included in the table above) as a component of income tax expense. For each of the years ended January 2, 2016 and January 3, 2015, the Company recognized a benefit of less than $0.1 million in accrued interest. For each of the years ended January 2, 2016 and January 3, 2015, the Company recognized less than $0.1 million in penalties. The accrued interest balance at January 2, 2016 and January 3, 2015 was $0.3 million and $0.4 million, respectively, and accrued penalties balance at the end of both years was $0.1 million.

NOTE 8: EMPLOYEE BENEFIT PLANS
The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee’s contribution up to 5% of the employee’s annual compensation, subject to statutory limitations. The Company’s contributions to the plan were $0.6 million, $0.6 million and $0.6 million for fiscal years 2015, 2014 and 2013, respectively. Plan participants may choose from an array of mutual fund investment options. The plan does not provide for investments in West Marine common stock.
NOTE 9: QUARTERLY FINANCIAL DATA
(Unaudited and in thousands, except per share data)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$127,067	$253,177	$194,375	$130,205
Gross profit	26,982	90,760	56,260	28,043
Selling, general and administrative expense	44,975	53,492	47,576	48,256
Income (loss) from operations	(17,993)	37,268	8,684	(20,213)
Net income (loss)	(10,259)	20,945	4,892	(11,058)
Net income (loss) per share:
Basic	$(0.42)	$0.85	$0.20	$(0.45)
Diluted	(0.42)	0.85	0.20	(0.45)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$113,338	$236,483	$196,510	$129,420
Gross profit	24,923	82,278	58,386	27,600
Selling, general and administrative expense	44,041	49,715	48,512	46,487
Income (loss) from operations	(19,118)	32,563	9,874	(18,887)
Net income (loss)	(11,015)	18,304	4,936	(10,277)
Net income (loss) per share:
Basic	$(0.46)	$0.76	$0.20	$(0.42)
Diluted	(0.46)	0.75	0.20	(0.42)

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Evaluation of Internal Control over Financial Reporting
See Item 8 for Management's Report on Internal Control Over Financial Reporting.
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer , an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on our evaluation, we concluded that, as of January 2, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 2, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B—OTHER INFORMATION
None.

PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 annual meeting of stockholders.
ITEM 11—EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 annual meeting of stockholders.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 annual meeting of stockholders.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 annual meeting of stockholders.
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 annual meeting of stockholders.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1		Reports of Independent Registered Public Auditing Firm

Consolidated Balance Sheets as of fiscal year-end 2015 and 2014

Consolidated Statements of Income for fiscal years 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for fiscal years 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for fiscal years 2015, 2014 and 2013

Consolidated Statements of Cash Flows for fiscal years 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2		Schedule II Valuation and Qualifying Accounts

3		Exhibits:
	10.3	West Marine, Inc. Associates Stock Buying Plan, as amended and restated effective September 23, 2015.
	21.1	List of Subsidiaries
	23.1	Consent of PricewaterhouseCoopers LLP.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In thousands)
Year ended January 2, 2016
Allowance for doubtful accounts	$(247)	$(174)	(1)	$156	(2)	$(265)
Reserve for product sales returns	$(1,169)	$(1,833)	(3)	$1,669	(4)	$(1,333)
Deferred tax valuation allowance	$6,807	$143		$(741)	(6)	$6,209
Year ended January 3, 2015
Allowance for doubtful accounts	$(243)	$(307)	(1)	$303	(2)	$(247)
Reserve for product sales returns	(1,570)	$(1,637)	(3)	$2,038	(4)	$(1,169)
Deferred tax valuation allowance	$3,884	$2,923	(5)	$—		$6,807
Year ended December 28, 2013
Allowance for doubtful accounts	$(277)	$(325)	(1)	$359	(2)	$(243)
Reserve for product sales returns	$(1,129)	$(2,031)	(3)	$1,590	(4)	$(1,570)
Deferred tax valuation allowance	$1,692	$2,552	(5)	$(360)	(6)	$3,884

(1)	Allowance for doubtful accounts are charged to expenses.

(2)	Represents uncollectible accounts written off against the allowance for doubtful accounts.

(3)	Represents allowance for sales returns estimated at the time revenue is recognized primarily based on historical returns rates and is charged as a reduction to revenue.

(4)	Represents allowance for sales returns written off.

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

10.2*
West Marine, Inc. Omnibus Equity Incentive Plan, as amended and restated effective March 27, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended January 3, 2015).

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

10.2.6*
Form of Notice of Grant of Time-Vested Restricted Stock Units and Time-Vested Restricted Stock Unit Agreement for Associates (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 19, 2016 and filed on February 25, 2016).

10.2.7*
Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Unit Agreement for Associates (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 19, 2016 and filed on February 25, 2016).

10.2.8*
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014).

10.3*	West Marine, Inc. Associates Stock Buying Plan, as amended and restated effective September 23, 2015.

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

10.11*
Offer Letter, dated May 21, 2015 and approved May 28, 2015, between West Marine, Inc. and Paul Rutenis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 21, 2015 and filed on May 28, 2015).

10.12*
Offer Letter, dated September 4, 2015 and approved September 8, 2015, between West Marine, Inc. and Jeffrey Lasher (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 4, 2015 and filed on September 8, 2015).

10.13*
Policy Regarding Repayment of Forfeiture of Certain Compensation (incorporated by reference of Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 5, 2013 and filed on December 5, 2013).

10.14*
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

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets as of January 2, 2016 and January 3, 2015; (ii) the consolidated statements of income for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013; (iii) the consolidated statements of stockholders' equity for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013; (iv) the consolidated statements of comprehensive income for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013 and (v) the consolidated statements of cash flows for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 9, 2016	WEST MARINE, INC.

		By:	/s/ MATTHEW L. HYDE
Matthew L. Hyde
President and Chief Executive Officer

Power of Attorney
West Marine, Inc. a Delaware corporation, and each person whose signature appears below, constitutes and appoints Matthew L. Hyde and Jeffrey L. Lasher, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to such annual report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of West Marine, Inc. and in the capacities and on the dates indicated.

Signature Capacity

/s/ MATTHEW L. HYDE
Matthew L. Hyde
President, Chief Executive Officer and Director (Principal Executive Officer)
March 9, 2016

/s/ JEFFREY L. LASHER
Jeffrey L. Lasher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
March 9, 2016

/s/ BARBARA L. RAMBO
Barbara L. Rambo
Independent Board Chair
March 9, 2016

/s/ RANDOLPH K. REPASS
Randolph K. Repass
Director
March 9, 2016

/s/ DENNIS MADSEN
Dennis Madsen
Director
March 9, 2016

/s/ JAMES F. NORDSTOM, JR.
James F. Nordstrom, Jr.
Director
March 9, 2016

/s/ ROBERT D. OLSEN
Robert D. Olsen
Director
March 9, 2016

/s/ ALICE M. RICHTER
Alice M. Richter
Director
March 9, 2016

/s/ CHRISTIANA SHI
Christiana Shi
Director
March 9, 2016