Form 10-Q
period 2016-04-02
WEST MARINE INC
filed 2016-05-02
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 25, 2016, the number of shares outstanding of the registrant’s common stock was 24,827,616.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 2, 2016, JANUARY 2, 2016 AND APRIL 4, 2015
(Unaudited and in thousands, except share data)

	April 2, 2016	January 2, 2016	April 4, 2015
ASSETS
Current assets:
Cash and cash equivalents	$22,351	$48,159	$6,637
Trade receivables, net	9,076	7,141	9,639
Merchandise inventories	268,594	222,853	256,633
Deferred income taxes	—	—	5,487
Other current assets	27,141	23,571	33,052
Total current assets	327,162	301,724	311,448
Property and equipment, net	81,967	81,561	81,937
Long-term deferred income taxes	4,127	4,321	3,887
Other assets	4,256	4,209	3,898
TOTAL ASSETS	$417,512	$391,815	$401,170
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,905	$26,275	$53,525
Accrued payroll	13,627	21,506	13,948
Accrued expenses and other	28,595	27,245	31,262
Total current liabilities	109,127	75,026	98,735
Deferred rent and other	17,854	17,330	19,920
Total liabilities	126,981	92,356	118,655
Commitments and Contingencies - see Note 5
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 25,520,555 shares issued and 24,831,666 shares outstanding at April 2, 2016; 25,421,685 shares issued and 24,732,796 shares outstanding at January 2, 2016; and 25,239,559 shares issued and 24,550,670 shares outstanding at April 4, 2015	26	25	25
Treasury stock	(9,375)	(9,285)	(9,205)
Additional paid-in capital	212,167	211,663	209,545
Accumulated other comprehensive loss	(549)	(319)	(446)
Retained earnings	88,262	97,375	82,596
Total stockholders’ equity	290,531	299,459	282,515
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$417,512	$391,815	$401,170
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 13 WEEKS ENDED APRIL 2, 2016 AND APRIL 4, 2015
(Unaudited and in thousands, except per share data)

	13 Weeks Ended
	April 2, 2016	April 4, 2015
Net revenues	$130,405	$127,067
Cost of goods sold	97,500	100,085
Gross profit	32,905	26,982
Selling, general and administrative expense	48,043	44,975
Loss from operations	(15,138)	(17,993)
Interest expense	105	112
Loss before income taxes	(15,243)	(18,105)
Income tax benefit	(6,130)	(7,846)
Net loss	$(9,113)	$(10,259)
Net loss per common and common equivalent share:
Basic	$(0.37)	$(0.42)
Diluted	$(0.37)	$(0.42)
Weighted average common and common equivalent shares outstanding:
Basic	24,766	24,486
Diluted	24,766	24,486
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE 13 WEEKS ENDED APRIL 2, 2016 AND APRIL 4, 2015
(Unaudited and in thousands)

	13 Weeks Ended
	April 2, 2016	April 4, 2015
Net loss	$(9,113)	$(10,259)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(231)	118
Total comprehensive loss	$(9,344)	$(10,141)
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 13 WEEKS ENDED APRIL 2, 2016 AND APRIL 4, 2015
(Unaudited and in thousands)

	13 Weeks Ended
	April 2, 2016	April 4, 2015
OPERATING ACTIVITIES:
Net loss	$(9,113)	$(10,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,452	5,025
Share-based compensation	680	685
Deferred income taxes	456	(175)
Provision for doubtful accounts	3	55
Lower of cost or market inventory adjustments	737	1,423
Loss on asset disposals	22	144
Changes in assets and liabilities:
Trade receivables	(1,938)	(2,851)
Merchandise inventories	(46,478)	(43,759)
Other current assets	(3,796)	(7,261)
Other assets	(97)	3
Accounts payable	41,137	20,152
Accrued expenses and other	(6,705)	4,150
Deferred items and other non-current liabilities	262	(28)
Net cash used in operating activities	(19,378)	(32,696)
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	11	17
Purchases of property and equipment	(6,348)	(7,507)
Net cash used in investing activities	(6,337)	(7,490)
FINANCING ACTIVITIES:
Borrowings on line of credit	438	366
Repayments on line of credit	(438)	(366)
Proceeds from exercise of stock options	—	1,136
Treasury shares acquired	(89)	(34)
Net cash provided by (used in) financing activities	(89)	1,102
Effect of exchange rate changes on cash	(4)	46
NET DECREASE IN CASH	(25,808)	(39,038)
CASH AT BEGINNING OF PERIOD	48,159	45,675
CASH AT END OF PERIOD	$22,351	$6,637
Other cash flow information:
Cash paid for interest	$82	$69
Cash (refunded) paid for income taxes, net of refunds of $2,937 and $80	(2,807)	7
Non-cash investing activities
Property and equipment additions in accounts payable	1,150	596

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen Weeks Ended April 2, 2016 and April 4, 2015
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
The condensed consolidated balance sheet at January 2, 2016 presented herein has been derived from the audited consolidated financial statements of the Company that were included in the Company's Annual Report on Form 10-K for the year ended January 2, 2016 (the “2015 Form 10-K”). These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended January 2, 2016 that were included in the 2015 Form 10-K.
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 2, 2016. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended April 2, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 31, 2016. Historically, the Company's revenues and net income are higher in the second and third quarters and are lower in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
The Company's fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31. The 2016 fiscal year and 2015 fiscal year consist of 52 weeks ending on December 31, 2016 and January 2, 2016, respectively. All quarters of both fiscal years 2016 and 2015 consist of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Cash and Cash Equivalents
The Company's cash and cash equivalents consist of cash on hand, bank deposits and amounts in transit from banks for customer credit card and debit card transactions. As of April 2, 2016, January 2, 2016 and April 4, 2015, cash balances were $22.4 million, $48.2 million and $6.6 million, respectively.
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
Revenues from customers are derived from merchandise sales and the Company does not rely on any individual major customer.
The Company considers its merchandise expansion strategy to be extremely important to the future success of the Company and is providing the following product category information. The Company's merchandise mix for the periods ended April 2, 2016 and April 4, 2015, respectively, is reflected in the table below:

	13 Weeks Ended
	April 2, 2016	April 4, 2015
Core boating products	80.0%	81.2%
Merchandise expansion products	20.0%	18.8%
Total	100.0%	100.0%
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
Recently Issued Accounting Pronouncements
In May 2014, FASB issued an accounting standards update ("ASU") 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of ASU 2014-09 to December 15, 2017 for annual reporting periods beginning after that date. FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently assessing and evaluating the new standard. The Company has not yet concluded whether the adoption of ASU 2014-09 will have a material impact on the Company's consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), regarding the accounting for leases. The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with a lease term of more than 12 months. In addition, the update will require additional disclosures regarding key information about leasing arrangements. Under existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. The update will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this accounting guidance on its consolidated financial statements; however, the Company expects the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on its Consolidated Balance Sheets.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for annual periods beginning after December 15, 2016, or the Company’s 2017 tax year, with early adoption permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations; and the licensing implementation guidance. The Company is currently assessing and evaluating the new standard. The Company has not yet concluded whether the adoption of ASU 2016-10 will have a material impact on the Company's consolidated financial statements.
NOTE 2: INCOME TAXES
The Company calculates its interim income tax provision by estimating the annual effective tax rate and applying that rate to its year-to-date ordinary earnings. The Company's effective tax rate for the 13-week period ended April 2, 2016 was 40.2%, which resulted in a benefit of $6.1 million, while the effective tax rate for the 13-week period ended April 4, 2015 was 43.3%, which resulted in a benefit of $7.8 million. The decrease in the effective tax rate was due largely to changes in the accrual for uncertain tax provisions.
The Company maintains valuation allowances against its California Enterprise Zone credits in the amount of $3.9 million, against its South Carolina state tax credits in the amount of $0.9 million, and against its Canadian net deferred tax assets in the amount of $1.5 million. The Company continues to monitor and adjust these valuation allowances based on current evaluations of its ability to realize these deferred tax assets.
During the 13-week period ended April 2, 2016, the Company recognized $0.2 million of expense related to uncertain tax positions, including accrued interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, various states and cities, Puerto Rico and Canada. The Company has substantially settled all federal income tax matters through 2011, as well as all state and foreign jurisdictions through 2010 and 2007, respectively.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the existing guidance to require presentation of deferred tax assets and liabilities as noncurrent within a classified statement of financial position. This guidance was adopted on a prospective basis on January 2, 2016. No prior reporting periods were retrospectively adjusted.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.7 million for both the 13-week periods ended April 2, 2016 and April 4, 2015, the majority of which was recorded as selling, general & administrative expense. For both the 13-week periods ended April 2, 2016 and April 4, 2015, the Company received no excess tax benefit associated with share-based compensation expense.
NOTE 4: COMPREHENSIVE LOSS
Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss includes income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity. The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments for all periods presented.
NOTE 5: CONTINGENCIES
The Company is involved in various legal and administrative proceedings, claims and litigation, and regulatory compliance audits arising in the ordinary course of business. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact our results in the quarter and/or fiscal year in which such developments, settlements or resolutions are reached.
Based on the facts currently available, the Company does not believe that the disposition of any claims, regulatory compliance audits, legal or administrative proceedings that are pending or asserted, individually or in the aggregate, will have a material adverse effect on the Company's financial position. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact the Company's results of operations in any given period.
For any claims, regulatory compliance audits, legal or administrative proceedings where the Company has determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For any such matters where a loss is reasonably possible, the range of estimated loss is not material individually or in aggregate.
NOTE 6: NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.6 million shares and 0.3 million shares of common stock that were outstanding for the quarters ended April 2, 2016 and April 4, 2015, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net loss per share computations (shares in thousands):

	13 Weeks Ended
	April 2, 2016		April 4, 2015
	Shares	Net Loss Per Share		Net Loss Per Share
Basic	24,766	$(0.37)	24,486	$(0.42)
Effect of dilutive stock options	—	—	—	—
Diluted	24,766	$(0.37)	24,486	$(0.42)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2016 (the “2015 Form 10-K”). All references to the first quarter of 2016 mean the 13-week period ended April 2, 2016, and all references to the first quarter of 2015 mean the 13-week period ended April 4, 2015. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.
Overview
West Marine is a leading omni-channel specialty retailer exclusively offering boating gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water. Providing great customer experiences and a consistent brand is important to us, regardless of the sales channel our customer uses. Our 261 stores open at the end of the first quarter of 2016 are located in 38 states, Puerto Rico and Canada. As previously disclosed, to ensure focus on and to enable us to redirect resources for investment in our growth strategies, we planned to close our ten Canadian stores as leases expire. Eight stores were closed during 2015, with the remaining two stores to be closed by 2017. Along with our numerous stores and our eCommerce websites reaching domestic and international customers, we are recognized as a dominant waterlife outfitter for cruisers, sailors, anglers and paddle sports enthusiasts.
We have been focusing on the following key growth strategies over the last few years and will continue to focus on and invest in these strategies in 2016:

•	eCommerce

•	Store optimization

•	Merchandise expansion
Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations (including valuation adjustments and capitalization of indirect costs), vendor allowances receivable, costs associated with exit activities, impairment of long-lived assets, income taxes, liabilities for self-insurance or high-deductible losses, and share-based compensation. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Form 10-K. The following discussion and analysis should be read in conjunction with such description of critical accounting policies and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.
Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended
	April 2, 2016	April 4, 2015
Net revenues	100.0%	100.0%
Cost of goods sold	74.8	78.8
Gross profit	25.2	21.2
Selling, general and administrative expense	36.8	35.4
Loss from operations	(11.6)	(14.2)
Interest expense	0.1	—
Loss before income taxes	(11.7)	(14.2)
Income tax benefit	(4.7)	(6.1)
Net loss	(7.0)%	(8.1)%
Thirteen Weeks Ended April 2, 2016 Compared to Thirteen Weeks Ended April 4, 2015
Net revenues for the first quarter of 2016 were $130.4 million, an increase of $3.3 million, or 2.6%, compared to net revenues of $127.1 million in the first quarter of 2015. Comparable store sales increased 2.7%.
We saw favorable top-line sales growth in the quarter from each of our three key strategies: eCommerce; merchandise expansion; and store optimization. Additionally, we continued to see sales increases driven by a new promotional strategy test of moving to fewer, larger marketing events at key points during the season. During the first quarter, our eCommerce sales increased by 32.3% and represented 11.9% of our revenues, as compared to 9.3% last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) grew by 6.9%. Merchandise expansion products represented 20.0% of our first quarter total sales, as compared to 18.8% last year. Sales of core products, which represented 80.0% of our total sales and tend to be dependent upon boat-usage, grew by 0.9% during the first quarter as compared to the same period last year. During the first quarter last year, core products represented 81.2% of total sales. With respect to our progress toward our goal of 50% of sales from waterlife stores, we achieved 52.8% of total sales compared to 49.4% last year.
We experienced increased sales to our professional services customers during the first quarter, primarily through our store locations, which we believe resulted from our ongoing efforts to better serve this group of customers through our stores. We had 261 stores open at the end of the first quarter of 2016, compared to 274 stores open at the end of the first quarter of 2015. While store count declined by 4.7% year-over-year, selling square footage decreased by 2.7%.
Gross profit increased by $5.9 million, or 22.0%, to $32.9 million in the first quarter of 2016, compared to $27.0 million for the same period last year. Gross profit increased as a percentage of net revenues to 25.2% in the first quarter of 2016, compared to 21.2% for the same period last year. This was driven by an improvement in raw product margin rate, which increased by 2.4%, primarily due to improved inventory management. In addition, occupancy expense, which was relatively flat year-over-year, improved as a percentage of revenues by 0.7% on higher sales. Buying and distribution costs improved year-over-year by 0.6% and inventory shrinkage decreased by 0.3% year-over-year.
Selling, general and administrative expense ("SG&A") was $48.0 million, an increase of $3.1 million, or 6.8%, compared to $45.0 million for the same period last year. SG&A increased as a percentage of net revenues to 36.8% in the first quarter of 2016, compared to 35.4% for the same period last year. The primary driver of the higher SG&A was $1.6 million associated with West Marine University, our biennial Company-wide training event and store associate training programs; $1.2 million increase in benefits costs, including higher year-over-year health care claims; and $0.4 million increase support expense related to our key growth strategies, which primarily consisted of investments in information technology and our eCommerce websites.
Net loss for the 13-week period ended April 2, 2016 was $9.1 million, a $1.1 million decrease when compared to the same period last year. Our effective income tax rate for the 13-week period ended April 2, 2016 was 40.2%, which resulted in a benefit of $6.1 million, while the effective tax rate for the 13-week period ended April 4, 2015 was 43.3%, which resulted in a benefit of $7.8 million.
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

Liquidity and Capital Resources
We ended the first quarter of 2016 with $22.4 million of cash, compared to $6.6 million at the end of the first quarter of 2015. Working capital (the excess of current assets over current liabilities) increased to $218.0 million at the end of the first quarter of 2016, compared to $212.7 million last year. The increase in working capital from the first quarter of 2015 to the first quarter of 2016 primarily was attributable to a $15.7 million increase in cash, a $11.4 million decrease in prepaid assets, and a $12.0 million higher merchandise inventory balance. The increase was partially offset by an increase of $10.4 million in accounts payable and accrued expenses. We believe that our cash, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the foreseeable future.
Operating Activities
During the first three months of 2016, net cash used by operating activities was $19.4 million, compared to $32.7 million of cash used by operating activities during the same period last year. The decrease in cash used by operating activities year-over-year primarily was due to current year changes in accounts payable of $21.0 million, partially offset by changes in merchandise inventories of $2.7 million and other current assets of $3.4 million. Additionally, the net loss for the first quarter of 2016 was $1.1 million less than the first quarter loss of 2015.
Investing Activities
Net cash used in investing activities was $6.3 million for the first three months of 2016, compared to net cash used of $7.5 million for the first three months of 2015. During the remaining nine months of 2016, we expect to spend approximately $19 million to $22 million on capital expenditures, mainly for information technology enhancements and our store optimization program. Under our store optimization strategy, we opened one flagship store, completed five store revitalization projects and finished four revitalization-light projects during the first three months of 2016. During the first three months of 2015, we opened two flagship stores and completed nine store revitalization projects.
Financing Activities
Net cash used in financing activities was $0.1 million for the first three months of 2016, primarily for withholding statutory taxes related to restricted stock units released during the quarter. For the first three months of 2015, net cash provided in financing activities was $1.1 million, mostly attributable to proceeds from the exercise of stock options.
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% and 1.0% and for option (2) above is between 1.5% and 2.0%. The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For the first quarter of 2016 and 2015, the weighted-average interest rate on all of our outstanding borrowings was 4.0% and 3.8%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated

maturity date and the revolving credit facility could be terminated. As of April 2, 2016, we were in compliance with the covenants under our loan agreement, had no amounts outstanding under our revolving credit facility and $115.5 million available for future borrowings. The highest outstanding balance during the first quarter of 2016 and 2015 was $0.3 million and $0.2 million, respectively.
We may borrow against the aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at April 2, 2016 and January 2, 2016 and April 4, 2015. Our borrowing base at the periods then ended consisted of the following (in millions):

	April 2, 2016	January 2, 2016	April 4, 2015
Accounts receivable availability	$9.0	$5.6	$10.0
Inventory availability	194.6	123.3	175.6
Less: reserves	(7.4)	(6.6)	(8.1)
Less: minimum availability	(19.6)	(12.2)	(17.7)
Less: suppressed availability	(56.6)	—	(39.8)
Total borrowing base	$120.0	$110.1	$120.0
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance/(overpayment)	$—	$—	$—
Outstanding letters of credit	4.5	4.8	4.2
Total obligations	$4.5	$4.8	$4.2

Accordingly, our availability as of April 2, 2016, January 2, 2016 and April 4, 2015, respectively, was (in millions):
Total borrowing base	$120.0	$110.1	$120.0
Less: obligations	(4.5)	(4.8)	(4.2)
Total availability	$115.5	$105.3	$115.8

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
The following table sets forth a reconciliation of net loss, the most directly comparable GAAP financial measure, to EBITDA (in millions):

	13 Weeks Ended
	April 2, 2016	April 4, 2015
Net loss	$(9.1)	$(10.3)
Add:
Interest expense	0.1	0.1
Depreciation and amortization	5.4	5.0
Income tax (benefit)	(6.1)	(7.8)
EBITDA	$(9.7)	$(13.0)

Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of April 2, 2016, we were not involved in any unconsolidated special purpose entities or variable interest entities.
Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2, “Properties” and Note 6 to our consolidated financial statements in the 2015 Form 10-K.
Seasonality
Currently, our business is highly seasonal. In 2015, approximately 64% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.
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
Our key growth strategies, including our 15/50 plan, have delivered encouraging results. As we continue to test and learn, we have ramped up our investments, with the results outlined below:

•
eCommerce: The first number in the 15/50 plan refers to our objective to grow our eCommerce business to 15% of total sales by the end of 2019. Sales from eCommerce increased by 32.3% for the first three months as compared to last year. eCommerce sales represented 11.9% of total sales this year, up from 9.3% for the same period last year.

•
Store optimization: The second number in the 15/50 plan reflects our goal of deriving 50% of total sales from our optimized and revitalized stores, which we refer to as waterlife stores, by the end of 2019. These stores provide a new shopping experience for our customers, both in terms of store design and expanded product assortment. Our store optimization strategy has evolved over time from store consolidations, where we created fewer and better stores in our major markets, to also include revitalizations of select stores. A store revitalization consists of light remodeling, space optimization, product assortment changes, new product category introduction, and associate training. For the first three months of 2016, sales through waterlife stores represented 52.8% of total sales, compared to 49.4% for the first three months of 2015.

•
Merchandise expansion: Sales in our merchandise expansion categories support our eCommerce and store optimization strategies and grew by 6.9% for the first three months of 2016. During this same period, sales in our core categories increased by 0.9%. Sales of merchandise expansion products represented 20.0% of total sales for 2016, up from 18.8% for the same period last year.

We continue to see evidence of positive inter-dependence across our growth strategies. Specifically, our eCommerce and store optimization strategies are enabling us to better present for sale our merchandise expansion product offerings, and all of our strategies have resulted in attracting new customers and building upon our customer base.
Given the success of our growth strategies, and the need to continue to drive them at a fast pace in order to reposition our business to provide steady profitable growth, our financial plans for 2016 reflect the investment of significant resources in support of our key growth strategies and information technology enhancements, including capital spending to be slightly above depreciation expense, which was approximately $20.7 million in 2015.

For more information see the "Overview," “Fiscal 2015 Compared with Fiscal 2014 - Revenues,” and "Business Trends" discussions in "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Form 10-K.
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
West Marine's operations could be adversely affected if participation in the boating industry declines, if boat usage decreases, if fuel prices were to significantly increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our operating results in the future include the risk factors set forth in the 2015 Form 10-K, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
Recently Issued Accounting Pronouncements
Please see Note 1 to our condensed consolidated financial statements in Part I, Item 1 of this report for a discussion of new and recently-issued accounting pronouncements.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not undertake any specific actions to diminish our exposure to interest rate or currency rate risk, and we are not a party to any interest rate or currency rate risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in the 2015 Form 10-K.
At the end of the first quarter ended April 2, 2016, we had no outstanding long-term debt and as such would not be impacted by a change in interest rates. We have up to $120.0 million in borrowing capacity under our credit facility. There are various interest rate options available, as described above.
Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.3 million over the next year.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
Please see Part I, Item 1, Note 5 to our condensed consolidated financial statements for a discussion of our legal proceedings.
ITEM 1A – RISK FACTORS
We have included in Part I, Item 1A of the 2015 Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock. The information presented below updates, and to the extend inconsistent with, supersedes and should be read in conjunction with the risk factors and information disclosed in the 2015 Form 10-K.
Our recent rebranding of our professional business, "Port Supply", into "West Marine Pro" may not be successful and our operating results may suffer if we are unable to successfully transition our professional brand.
On March 11, 2016, we announced that we are rebranding our professional business, Port Supply, as West Marine Pro. There is no assurance that our rebranding or other changes of the professional business will be successful or result in a positive return on investment. We may experience a decline in the number of professional customers as well as volume from existing customers and market share in the professional space which will negatively impact our revenue.
Our business may be adversely affected if we are unable to provide our customers a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.
The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. We optimized our mobile sites for WestMarine.com and Portsupply.com in 2014 and 2015, respectively. Because we have only recently launched our mobile-optimized sites for both Westmarine.com and Portsupply.com, we cannot be certain that they will be successful.
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

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of April 2, 2016, January 2, 2016 and April 4, 2015; (ii) the condensed consolidated statements of operations for the 13 weeks ended April 2, 2016 and April 4, 2015; (iii) the condensed consolidated statements of comprehensive loss for the 13 weeks ended April 2, 2016 and April 4, 2015; and (iv) the condensed consolidated statements of cash flows for the 13 weeks ended April 2, 2016 and April 4, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 2, 2016	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Jeffrey L. Lasher
Jeffrey L. Lasher
Chief Financial Officer