Form 10-Q
period 2016-07-02
WEST MARINE INC
filed 2016-08-02
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016
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
At July 25, 2016, the number of shares outstanding of the registrant’s common stock was 24,939,759.

		Page No.

PART I – Financial Information

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of July 2, 2016, January 2, 2016 and July 4, 2015	3

	Unaudited Condensed Consolidated Statements of Income for the 13 weeks ended July 2, 2016 and July 4, 2015 and the 26 weeks ended July 2, 2016 and July 4, 2015	4

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the 13 weeks ended July 2, 2016 and July 4, 2015 and the 26 weeks ended July 2, 2016 and July 4, 2015	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the 26 weeks ended July 2, 2016 and July 4, 2015	6

	Notes to the Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosure	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 2, 2016, JANUARY 2, 2016 AND JULY 4, 2015
(Unaudited and in thousands, except share data)

	July 2, 2016	January 2, 2016	July 4, 2015
ASSETS
Current assets:
Cash and cash equivalents	$89,551	$48,159	$44,159
Trade receivables, net	10,649	7,141	10,690
Merchandise inventories, net	253,635	222,853	258,130
Deferred income taxes	—	—	5,252
Other current assets	19,686	23,571	22,388
Total current assets	373,521	301,724	340,619
Property and equipment, net	80,508	81,561	81,365
Long-term deferred income taxes	4,017	4,321	3,439
Other assets	4,501	4,209	3,861
TOTAL ASSETS	$462,547	$391,815	$429,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,186	$26,275	$53,157
Accrued payroll	16,879	21,506	17,768
Accrued expenses and other	37,243	27,245	33,890
Total current liabilities	131,308	75,026	104,815
Deferred rent and other	18,193	17,330	20,605
Total liabilities	149,501	92,356	125,420
Commitments and Contingencies - see Note 5
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 25,628,645 shares issued and 24,939,756 shares outstanding at July 2, 2016; 25,421,685 shares issued and 24,732,796 shares outstanding at January 2, 2016; and 25,375,312 shares issued and 24,686,423 shares outstanding at July 4, 2015	26	25	25
Treasury stock	(9,411)	(9,285)	(9,241)
Additional paid-in capital	213,137	211,663	210,097
Accumulated other comprehensive loss	(552)	(319)	(558)
Retained earnings	109,846	97,375	103,541
Total stockholders’ equity	313,046	299,459	303,864
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$462,547	$391,815	$429,284
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 13 WEEKS AND 26 WEEKS ENDED JULY 2, 2016 AND JULY 4, 2015
(Unaudited and in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net revenues	$251,599	$253,177	$382,004	$380,244
Cost of goods sold	162,369	162,417	259,869	262,502
Gross profit	89,230	90,760	122,135	117,742
Selling, general and administrative expense	52,718	53,492	100,761	98,467
Income from operations	36,512	37,268	21,374	19,275
Interest expense	116	120	221	232
Income before income taxes	36,396	37,148	21,153	19,043
Provision for income taxes	14,812	16,203	8,682	8,357
Net income	$21,584	$20,945	$12,471	$10,686
Net income per common and common equivalent share:
Basic	$0.87	$0.85	$0.50	$0.44
Diluted	$0.86	$0.85	$0.50	$0.43
Weighted average common and common equivalent shares outstanding:
Basic	24,884	24,617	24,825	24,551
Diluted	24,958	24,684	24,910	24,705
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE 13 WEEKS AND 26 WEEKS ENDED JULY 2, 2016 AND JULY 4, 2015
(Unaudited and in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$21,584	$20,945	$12,471	$10,686
Other comprehensive income, net of tax
Foreign currency translation adjustment	(3)	(113)	(234)	5
Total comprehensive income	$21,581	$20,832	$12,237	$10,691
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 26 WEEKS ENDED JULY 2, 2016 AND JULY 4, 2015
(Unaudited and in thousands)

	26 Weeks Ended
	July 2, 2016	July 4, 2015
OPERATING ACTIVITIES:
Net income	$12,471	$10,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,987	10,159
Share-based compensation	1,449	1,491
Deferred income taxes	973	1,295
Provision for doubtful accounts	100	7
Lower of cost or market inventory adjustments	1,119	1,291
Loss on asset disposals	166	716
Changes in assets and liabilities:
Trade receivables	(3,607)	(3,854)
Merchandise inventories	(31,901)	(45,123)
Other current assets	3,656	3,403
Other assets	(392)	(123)
Accounts payable	51,999	20,508
Accrued expenses and other	5,110	10,043
Deferred items and other non-current liabilities	193	(130)
Net cash provided by operating activities	52,323	10,369
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	23	24
Purchases of property and equipment	(11,111)	(13,321)
Net cash used in investing activities	(11,088)	(13,297)
FINANCING ACTIVITIES:
Borrowings on line of credit	820	455
Repayments on line of credit	(820)	(455)
Proceeds from exercise of stock options	—	1,141
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	287	296
Treasury shares acquired	(125)	(70)
Net cash provided by financing activities	162	1,367
Effect of exchange rate changes on cash	(5)	45
NET INCREASE (DECREASE) IN CASH	41,392	(1,516)
CASH AT BEGINNING OF PERIOD	48,159	45,675
CASH AT END OF PERIOD	$89,551	$44,159
Other cash flow information:
Cash paid for interest	$156	$145
Cash (refunded) paid for income taxes, net of refunds of $2,947 and $80	(2,753)	36
Non-cash investing activities
Property and equipment additions in accounts payable	570	1,320

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Twenty-six Weeks Ended July 2, 2016 and July 4, 2015
(Unaudited)

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
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 2, 2016. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 26-week periods ended July 2, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 31, 2016. Historically, the Company's revenues and net income are higher in the second and third quarters and are lower in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
The Company's fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31. The 2016 fiscal year and 2015 fiscal year consist of 52 weeks ending on December 31, 2016 and January 2, 2016, respectively. All quarters of both fiscal years 2016 and 2015 consist of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Cash and Cash Equivalents
The Company's cash and cash equivalents consist of cash on hand, bank deposits and amounts in transit from banks for customer credit card and debit card transactions. As of July 2, 2016, January 2, 2016 and July 4, 2015, cash balances were $89.6 million, $48.2 million and $44.2 million, respectively.
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
The Company considers its merchandise expansion strategy to be important to the future success of the Company and is providing the following product category information. Net revenues from the Company's merchandise mix for the periods ended July 2, 2016 and July 4, 2015, respectively, is reflected in the table below:

	13 Weeks Ended		26 Weeks Ended
Net Revenues from:	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Core boating products	77.2%	78.0%	77.9%	78.7%
Merchandise expansion products	22.8%	22.0%	22.1%	21.3%
Total	100.0%	100.0%	100.0%	100.0%
The Company considers core boating products to be maintenance-related products, electronics, sailboat hardware, anchors/docking/moorings, engine systems, safety, electrical, plumbing, boats, outboards, ventilation, deck hardware/fasteners, navigation, trailering, seating/boat covers and barbecues/appliances. The Company considers its merchandise expansion products to be apparel, footwear, clothing accessories, fishing, watersports, paddlesports, coolers, bikes and cabin/galley.
Recently Issued Accounting Pronouncements
In May 2014, FASB issued an accounting standards update ("ASU") 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of ASU 2014-09 to December 15, 2017 for annual reporting periods beginning after that date. FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company will not be early adopting the standard; therefore, the new standard will be effective starting the Company's fiscal year 2018. The standard permits the use of either the full retrospective or modified retrospective approach. The Company is considering adopting the new standard using the modified retrospective approach and is still determining the effect of the standard on its ongoing financial reporting. Additionally, the Company expects to provide an initial assessment and to report on progress made later this year.
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
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. The update focuses on clarifying the guidance on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modification at transition. The Company has not yet concluded whether the adoption of ASU 2016-12 will have a material impact on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

NOTE 2: INCOME TAXES
The Company calculates its interim income tax provision by estimating the annual effective tax rate and applying that rate to its year-to-date ordinary earnings. The Company's effective tax rate for the 13-week period ended July 2, 2016 was 40.7%, which resulted in a provision of $14.8 million, while the effective tax rate for the 13-week period ended July 4, 2015 was 43.6%, which resulted in a provision of $16.2 million. The Company's effective tax rate for the 26-week period ended July 2, 2016 was 41.0%, which resulted in a provision of $8.7 million, while the effective tax rate for the 26-week period ended July 4, 2015 was 43.9%, which resulted in a provision of $8.4 million. The decrease in the effective tax rate largely was due to an increase in the valuation allowance for West Marine Canada during the second quarter of 2015.
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
During the 13-week period ended July 2, 2016, the Company recognized less than $0.1 million of expense related to uncertain tax positions, including accrued interest and penalties. During the 26-week period ended July 2, 2016, the Company recognized $0.2 million of expense related to uncertain tax positions, including accrued interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction, various states and cities, Puerto Rico and Canada. The Company has substantially settled all federal income tax matters through 2011, as well as all state and foreign jurisdictions through 2010 and 2008, respectively.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the existing guidance to require presentation of deferred tax assets and liabilities as noncurrent within a classified statement of financial position. This guidance was adopted on a prospective basis on January 2, 2016. No prior reporting periods were retrospectively adjusted.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.8 million for the 13-week period ended July 2, 2016 and $0.8 million for the 13-week period ended July 4, 2015, the majority of which was recorded as selling, general and administrative ("SG&A") expense. The Company recognized share-based compensation expense of $1.4 million for the 26-week period ended July 2, 2016 and $1.5 million for the 26-week period ended July 4, 2015, the majority of which was recorded as SG&A expense. For both the 13-week and 26-week periods ended July 2, 2016 and July 4, 2015, the Company received no excess tax benefit associated with share-based compensation expense.
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
NOTE 6: NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.6 million shares of common stock that were outstanding for each of the quarters ended July 2, 2016 and July 4, 2015, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 0.6 million shares and 0.2 million shares of common stock that were outstanding for the first 26-weeks ended July 2, 2016 and July 4, 2015, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	July 2, 2016		July 4, 2015
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,884	$0.87	24,617	$0.85
Effect of dilutive stock options	74	(0.01)	67	0.00
Diluted	24,958	$0.86	24,684	$0.85

	26 Weeks Ended
	July 2, 2016		July 4, 2015
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,825	$0.50	24,551	$0.44
Effect of dilutive stock options	85	0.00	154	(0.01)
Diluted	24,910	$0.50	24,705	$0.43

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2016 (the “2015 Form 10-K”). All references to the second quarter and the first six months of 2016 mean the 13-week and 26-week periods ended July 2, 2016, respectively, and all references to the second quarter and the first six months of 2015 mean the 13-week and 26-week periods ended July 4, 2015, respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.
Overview
West Marine is a leading omni-channel specialty retailer exclusively offering boating gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water. Providing great customer experiences and a consistent brand is important to us, regardless of the sales channel our customers use. Our 258 stores open at the end of the second quarter of 2016 are located in 38 states, Puerto Rico and Canada. As previously disclosed, to ensure focus on and to enable us to redirect resources for investment in our growth strategies, we closed eight Canadian stores during 2015, with the remaining two stores to be closed by 2017. Along with our numerous stores and our eCommerce websites reaching domestic and international customers, we are recognized as a dominant waterlife outfitter for cruisers, sailors, anglers and paddle sports enthusiasts.
We have been focusing on the following key growth strategies over the last few years and have continued to focus on and invest in these strategies in 2016:

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
Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		26 Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.5	64.2	68.0	69.0
Gross profit	35.5	35.8	32.0	31.0
Selling, general and administrative expense	21.0	21.1	26.4	25.9
Income from operations	14.5	14.7	5.6	5.1
Interest expense	0.0	0.0	0.1	0.1
Income before income taxes	14.5	14.7	5.5	5.0
Provision for income taxes	5.9	6.4	2.2	2.2
Net income	8.6%	8.3%	3.3%	2.8%
Thirteen Weeks Ended July 2, 2016 Compared to Thirteen Weeks Ended July 4, 2015
Net revenues for the second quarter of 2016 were $251.6 million, a decrease of $1.6 million, or 0.6%, compared to net revenues of $253.2 million in the second quarter of 2015. Comparable store sales increased by 1.1%. Comparable store sales is calculated by including net sales of stores that have been open at least 13 months and sales from our direct-to-consumer and professional channels. A store is included in the comparable store sales in the fiscal period in which it commences its 14th month of operations.
We saw favorable sales growth in the quarter from each of our three key strategies: eCommerce; merchandise expansion; and store optimization. Additionally, we continued to see sales increases driven by the promotional strategy of moving to fewer, larger marketing events at key points during the season. During the second quarter, our eCommerce sales increased by 26.7% and represented 10.0% of our revenues, as compared to 7.9% last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) grew by 3.3%. Merchandise expansion products represented 22.8% of our second quarter total sales, as compared to 22.0% last year. Sales of core products, which represented 77.2% of our total sales and tend to be dependent upon boat-usage, declined by 1.7% during the second quarter as compared to the same period last year. During the second quarter last year, core products represented 78.0% of total sales. With respect to our progress toward our goal of 50% of sales from waterlife stores (stores that have been optimized to provide a broader selection of merchandise than traditional stores), we achieved 48.6% of total sales compared to 45.1% last year.
We had 258 stores open at the end of the second quarter of 2016, compared to 273 stores open at the end of the second quarter of 2015. While store count declined by 5.5% year-over-year, selling square footage decreased by 3.4%.
Gross profit decreased by $1.5 million, or 1.7%, to $89.2 million in the second quarter of 2016, compared to $90.8 million for the same period last year. Gross profit decreased as a percentage of net revenues to 35.5% in the second quarter of 2016, compared to 35.8% for the same period last year. This primarily was driven by improvements in supply chain costs to support our stores and customer delivery functions as efficiencies in operations and lower freight rates resulted in improved costs compared to the same period last year. Cost of goods sold includes costs related to the purchase, transportation and storage of merchandise, shipping expense and store occupancy costs.
Selling, general and administrative ("SG&A") expense was $52.7 million, a decrease of $0.8 million, or 1.4%, compared to $53.5 million for the same period last year. SG&A expense decreased as a percentage of net revenues to 21.0% in the second quarter of 2016, compared to 21.1% for the same period last year. Lower payroll expenses and a partial settlement from the Deepwater Horizon Settlement program were partially offset by higher depreciation expense and benefits expenses, including healthcare claims incurred in the quarter.
Net income for the 13-week period ended July 2, 2016 was $21.6 million, a $0.6 million increase when compared to the same period last year. Our effective income tax rate for the 13-week period ended July 2, 2016 was 40.7%, which resulted in a provision of $14.8 million, while the effective tax rate for the 13-week period ended July 4, 2015 was 43.6%, which resulted in a provision of $16.2 million.
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
Twenty-six Weeks Ended July 2, 2016 Compared to Twenty-six Weeks Ended July 4, 2015

Net revenues for the first 26 weeks of 2016 were $382.0 million, an increase of $1.8 million, or 0.5%, compared to net revenues of $380.2 million in the first 26 weeks of 2015. Comparable store sales increased 1.6%.
We saw favorable top-line sales growth in the first 26 weeks from each of our three key strategies: eCommerce; merchandise expansion; and store optimization. Additionally, we continued to see sales increases driven by the promotional strategy of moving to fewer, larger marketing events at key points during the season. During the first 26 weeks of 2016, our eCommerce sales increased by 28.8% and represented 10.7% of our revenues, as compared to 8.4% last year. Sales in our merchandise expansion categories grew by 4.3%. Merchandise expansion products represented 22.1% of our first half total sales, as compared to 21.3% last year. Sales of core products, which represented 77.9% of our total sales, declined by 0.7% during the first 26 weeks as compared to the same period last year. During the first 26 weeks of last year, core products represented 78.7% of total sales. With respect to our progress toward our goal of 50% of sales from waterlife stores, we achieved 50.0% of total sales during the first 26 weeks of 2016 compared to 46.6% last year.
Gross profit increased by $4.4 million, or 3.7%, to $122.1 million in the first 26 weeks of 2016, compared to $117.7 million for the same period last year. Gross profit increased as a percentage of net revenues to 32.0% in the first 26 weeks of 2016, compared to 31.0% for the same period last year. This was driven by an improvement in raw product margin rate, which increased by 0.9%, primarily due to improved inventory management. In addition, occupancy expense, which was relatively flat year-over-year, improved as a percentage of revenues by 0.1% due to higher sales.
SG&A expense was $100.8 million, an increase of $2.3 million, or 2.3%, compared to $98.5 million for the same period last year. SG&A expense increased as a percentage of net revenues to 26.4% in the first 26 weeks of 2016, compared to 25.9% for the same period last year. The primary drivers of the higher SG&A expense were $1.7 million associated with West Marine University (our biennial Company-wide training event) and store associate training programs and a $1.6 million increase in benefits costs, including higher year-over-year health care claims. These increases were partially offset by lower payroll expense and a partial settlement from the Deepwater Horizon Settlement program.
Net income for the 26-week period ended July 2, 2016 was $12.5 million, a $1.8 million increase when compared to the same period last year. Our effective income tax rate for the 26-week period ended July 2, 2016 was 41.0%, which resulted in a provision of $8.7 million, while the effective tax rate for the 26-week period ended July 4, 2015 was 43.9%, which resulted in a provision of $8.4 million.
Liquidity and Capital Resources
We ended the second quarter of 2016 with $89.6 million of cash, compared to $44.2 million at the end of the second quarter of 2015. Working capital (the excess of current assets over current liabilities) increased to $242.2 million at the end of the second quarter of 2016, compared to $235.8 million last year. The increase in working capital from the second quarter of 2015 to the second quarter of 2016 primarily was attributable to a $45.4 million increase in cash, a $4.5 million decrease in merchandise inventory balance, and a $2.7 million decrease in prepaid assets, partially offset by an increase of $26.5 million in accounts payable and accrued expenses. We believe that our cash, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the foreseeable future.
Operating Activities
During the first six months of 2016, net cash provided by operating activities was $52.3 million, compared to $10.4 million of cash provided by operating activities during the same period last year. The increase in cash provided by operating activities year-over-year primarily was due to current year changes in accounts payable of $52.0 million, partially offset by changes in merchandise inventories of $31.9 million and other current liabilities of $5.1 million. The primary drivers for the change in accounts payable and merchandise inventories were due to timing of receipts intended to replenish store inventories as well as favorable changes to terms and conditions with our trade vendors. Additionally, the net income for the first six months of 2016 was $1.8 million greater than the first six months of 2015.
Investing Activities
Net cash used in investing activities was $11.1 million for the first six months of 2016, compared to net cash used of $13.3 million for the first six months of 2015. During the remaining six months of 2016, we expect to spend approximately $12 million to $15 million on capital expenditures, mainly for information technology enhancements and our store optimization program. Under our store optimization strategy, we opened one flagship store, completed seven store revitalization projects and finished four revitalization-select projects (a smaller-scale revitalization) during the first six months of 2016. During the first six months of 2015, we opened two flagship stores and completed nine store revitalization projects and finished six revitalization-select projects. These capital expenditures represent the majority of our investing activities for each year.
Financing Activities
Net cash provided by financing activities was $0.2 million for the first six months of 2016, primarily attributable to cash from associate share-based compensation plans, partially offset by proceeds from withholding statutory taxes related to restricted stock units vesting during the period. For the first six months of 2015, net cash provided in financing activities was $1.4 million, mostly attributable to proceeds from the exercise of stock options.
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% and 1.0% and for option (2) above is between 1.5% and 2.0%. The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For the second quarter of 2016 and 2015, the weighted-average interest rate on all of our outstanding borrowings was 4.0% and 3.7%, respectively. For the six months of 2016 and 2015, the weighted-average interest rate on all of our outstanding borrowings was 4.0% and 3.7%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of July 2, 2016, we were in compliance with the covenants under our loan agreement, had no amounts outstanding under our revolving credit facility and $115.8 million available for future borrowings. The highest outstanding balance during the second quarter of 2016 and 2015 was $0.3 million and less than $0.1 million, respectively. The highest outstanding balance during the first six months of 2016 and 2015 was $0.3 million and $0.2 million, respectively.
We may borrow against the aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at July 2, 2016 and January 2, 2016 and July 4, 2015. Our borrowing base at the periods then ended consisted of the following (in millions):

	July 2, 2016	January 2, 2016	July 4, 2015
Accounts receivable availability	$12.1	$5.6	$13.7
Inventory availability	166.0	123.3	176.0
Less: reserves	(8.0)	(6.6)	(7.3)
Less: minimum availability	(17.0)	(12.2)	(18.2)
Less: suppressed availability	(33.1)	—	(44.2)
Total borrowing base	$120.0	$110.1	$120.0
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$—	$—	$—
Outstanding letters of credit	4.2	4.8	4.5
Total obligations	$4.2	$4.8	$4.5

Accordingly, our availability as of July 2, 2016, January 2, 2016 and July 4, 2015, respectively, was (in millions):
Total borrowing base	$120.0	$110.1	$120.0
Less: obligations	(4.2)	(4.8)	(4.5)
Total availability	$115.8	$105.3	$115.5

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
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$21.6	$20.9	$12.5	$10.7
Add:
Interest expense	0.1	0.1	0.2	0.2
Depreciation and amortization	5.5	5.1	10.9	10.2
Income tax	14.8	16.2	8.7	8.4
EBITDA	$42.0	$42.3	$32.3	$29.5

Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of July 2, 2016, we were not involved in any unconsolidated special purpose entities or variable interest entities.
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
Business Trends
We believe that there are fundamental trends continuing to impact our industry that are affecting our customers and their purchasing patterns. These trends reinforce our realization that our core boat parts and accessories business will not be sufficient to meet our growth expectations. To accomplish our goal of achieving steady, profitable growth, we are accelerating the execution of our growth strategies to expand our potential market and reduce our dependence on weather.
Our key growth strategies, including our 15/50 plan, have delivered encouraging results. As we continue to test and learn, we have ramped up our investments, with the results outlined below:

•
eCommerce: The first number in the 15/50 plan refers to our objective to grow our eCommerce business to 15% of total sales by the end of 2019. Sales from eCommerce increased by 28.8% for the first six months of 2016 as compared to last year. eCommerce sales represented 10.7% of total sales this year, up from 8.4% for the same period last year.

•
Store optimization: The second number in the 15/50 plan reflects our goal of deriving 50% of total sales from our optimized and revitalized stores, which we refer to as waterlife stores, by the end of 2019. These stores provide a new shopping experience for our customers, both in terms of store design and expanded product assortment. Our store optimization strategy has evolved from store consolidations, where we created fewer and better stores in our major markets, to also include revitalizations of select stores. A store revitalization consists of light remodeling, space optimization, product assortment changes, new product category introduction, and associate training. For the first six months of 2016, sales through waterlife stores represented 50.0% of total sales, compared to 46.6% for the first six months of 2015.

•
Merchandise expansion: Sales in our merchandise expansion categories support our eCommerce and store optimization strategies and grew by 4.3% for the first six months of 2016 as compared to last year. During this same period, sales in our core categories decreased by 0.7%. Sales of merchandise expansion products represented 22.1% of total sales for 2016, up from 21.3% for the same period last year.

We continue to see evidence of positive inter dependence across our growth strategies. Specifically, our eCommerce and store optimization strategies are enabling us to better present for sale our merchandise expansion product offerings, and all of our strategies have resulted in attracting new customers and building upon our customer base.
Given the success of our growth strategies, and the need to continue to drive them at a fast pace in order to reposition our business to provide steady profitable growth, our financial plans for 2016 reflect the investment of significant resources in support of our growth strategies and information technology enhancements. Accordingly, we expect capital spending to be slightly above depreciation expense, which was approximately $20.7 million in 2015.
For more information see the "Overview," “Fiscal 2015 Compared with Fiscal 2014 - Revenues,” and "Business Trends" discussions in "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Form 10-K.
Internet Address and Access to SEC Filings
Our Internet address is westmarine.com. The information contained in, or that can be accessed through, our website is not part of this report. Interested readers may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in the “Investor Relations” portion of our website as well as through the Securities and Exchange Commission’s website, sec.gov.
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
West Marine's operations could be adversely affected if participation in the boating industry declines, if boat usage decreases, if fuel prices were to significantly increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our operating results in the future include the risk factors set forth in the 2015 Form 10-K and our quarterly report on Form 10-Q for the quarter ended April 2, 2016, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
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
At the end of the quarter ended July 2, 2016, we had no outstanding long-term debt and, accordingly, would not be impacted by a change in interest rates. We have up to $120.0 million in borrowing capacity under our credit facility. There are various interest rate options available, as described above.
Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.2 million over the next year.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
See Part I, Item 1, Note 5 to our condensed consolidated financial statements for a discussion of our legal proceedings.
ITEM 1A – RISK FACTORS
We have included in Part I, Item 1A of the 2015 Form 10-K and Part II, Item 1A of our Form 10-Q for the quarter ended April 2, 2016, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock.
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

10.1
West Marine, Inc. Amended and Restated Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 26, 2016 and filed on June 1, 2016).

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

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of July 2, 2016, January 2, 2016 and July 4, 2015; (ii) the condensed consolidated statements of income for the 13 weeks ended July 2, 2016 and July 4, 2015 and 26 weeks ended July 2, 2016 and July 4, 2015; (iii) the condensed consolidated statements of comprehensive income for the 13 weeks ended July 2, 2016 and July 4, 2015 and 26 weeks ended July 2, 2016 and July 4, 2015; and (iv) the condensed consolidated statements of cash flows for the 26 weeks ended July 2, 2016 and July 4, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 2, 2016	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Jeffrey L. Lasher
Jeffrey L. Lasher
Chief Financial Officer