Form 10-Q
period 2016-10-01
WEST MARINE INC
filed 2016-10-28
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016
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
At October 24, 2016, the number of shares outstanding of the registrant’s common stock was 24,945,516.

		Page No.

PART I – Financial Information

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of October 1, 2016, January 2, 2016 and October 3, 2015	3

	Unaudited Condensed Consolidated Statements of Income for the 13 weeks ended October 1, 2016 and October 3, 2015 and the 39 weeks ended October 1, 2016 and October 3, 2015	4

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the 13 weeks ended October 1, 2016 and October 3, 2015 and the 39 weeks ended October 1, 2016 and October 3, 2015	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the 39 weeks ended October 1, 2016 and October 3, 2015	6

	Notes to the Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosure	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 1, 2016, JANUARY 2, 2016 AND OCTOBER 3, 2015
(Unaudited and in thousands, except share data)

	October 1, 2016	January 2, 2016	October 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$93,921	$48,159	$60,486
Trade receivables, net	8,877	7,141	8,565
Merchandise inventories, net	231,679	222,853	236,984
Deferred income taxes	—	—	5,597
Other current assets	16,572	23,571	18,167
Total current assets	351,049	301,724	329,799
Property and equipment, net	80,007	81,561	78,980
Long-term deferred income taxes	4,064	4,321	3,580
Other assets	4,586	4,209	3,348
TOTAL ASSETS	$439,706	$391,815	$415,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,312	$26,275	$38,203
Accrued payroll	14,135	21,506	17,115
Accrued expenses and other	34,631	27,245	30,187
Total current liabilities	104,078	75,026	85,505
Deferred rent and other	18,129	17,330	20,852
Total liabilities	122,207	92,356	106,357
Commitments and Contingencies - see Note 5
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 25,634,402 shares issued and 24,945,513 shares outstanding at October 1, 2016; 25,421,685 shares issued and 24,732,796 shares outstanding at January 2, 2016; and 25,384,450 shares issued and 24,695,561 shares outstanding at October 3, 2015	26	25	25
Treasury stock	(9,434)	(9,285)	(9,285)
Additional paid-in capital	213,753	211,663	210,743
Accumulated other comprehensive loss	(545)	(319)	(567)
Retained earnings	113,699	97,375	108,434
Total stockholders’ equity	317,499	299,459	309,350
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$439,706	$391,815	$415,707
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 13 WEEKS AND 39 WEEKS ENDED OCTOBER 1, 2016 AND OCTOBER 3, 2015
(Unaudited and in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net revenues	$191,852	$194,375	$573,856	$574,620
Cost of goods sold	136,502	138,115	396,370	400,618
Gross profit	55,350	56,260	177,486	174,002
Selling, general and administrative expense	47,871	47,576	148,634	146,044
Income from operations	7,479	8,684	28,852	27,958
Interest expense	104	107	325	338
Income before income taxes	7,375	8,577	28,527	27,620
Provision for income taxes	3,522	3,685	12,203	12,041
Net income	$3,853	$4,892	$16,324	$15,579
Net income per common and common equivalent share:
Basic	$0.15	$0.20	$0.66	$0.63
Diluted	$0.15	$0.20	$0.65	$0.63
Weighted average common and common equivalent shares outstanding:
Basic	24,941	24,694	24,864	24,599
Diluted	25,021	24,718	24,947	24,709
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE 13 WEEKS AND 39 WEEKS ENDED OCTOBER 1, 2016 AND OCTOBER 3, 2015
(Unaudited and in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$3,853	$4,892	$16,324	$15,579
Other comprehensive income, net of tax
Foreign currency translation adjustment	8	(8)	(226)	(3)
Total comprehensive income	$3,861	$4,884	$16,098	$15,576
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 39 WEEKS ENDED OCTOBER 1, 2016 AND OCTOBER 3, 2015
(Unaudited and in thousands)

	39 Weeks Ended
	October 1, 2016	October 3, 2015
OPERATING ACTIVITIES:
Net income	$16,324	$15,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,466	15,385
Share-based compensation	2,065	2,154
Deferred income taxes	799	878
Provision for doubtful accounts	115	62
Lower of cost or market inventory adjustments	1,962	2,128
Loss on asset disposals	193	716
Changes in assets and liabilities:
Trade receivables	(1,850)	(1,784)
Merchandise inventories	(10,788)	(24,814)
Other current assets	6,776	7,624
Other assets	(525)	308
Accounts payable	28,853	5,070
Accrued payroll	(7,371)	2,861
Accrued expenses and other	7,101	2,761
Deferred items and other non-current liabilities	257	95
Net cash provided by operating activities	60,377	29,023
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	27	29
Purchases of property and equipment	(14,800)	(15,640)
Net cash used in investing activities	(14,773)	(15,611)
FINANCING ACTIVITIES:
Borrowings on line of credit	951	816
Repayments on line of credit	(927)	(816)
Proceeds from exercise of stock options	—	1,141
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	287	296
Treasury shares acquired	(149)	(114)
Net cash provided by financing activities	162	1,323
Effect of exchange rate changes on cash	(4)	76
NET INCREASE IN CASH	45,762	14,811
CASH AT BEGINNING OF PERIOD	48,159	45,675
CASH AT END OF PERIOD	$93,921	$60,486
Other cash flow information:
Cash paid for interest	$225	$220
Cash (refunded) paid for income taxes, net of refunds of $2,947 and $80	(1,587)	44
Non-cash investing activities
Property and equipment additions in accounts payable	1,842	836

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Thirty-nine Weeks Ended October 1, 2016 and October 3, 2015
(Unaudited)

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
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended January 2, 2016. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 39-week periods ended October 1, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 31, 2016. Historically, the Company's revenues and net income are higher in the second and third quarters and are lower in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
The Company's fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31. The 2016 fiscal year and 2015 fiscal year consist of 52 weeks ending on December 31, 2016 and January 2, 2016, respectively. All quarters of both fiscal years 2016 and 2015 consist of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Cash and Cash Equivalents
The Company's cash and cash equivalents consist of cash on hand, bank deposits and amounts in transit from banks for customer credit card and debit card transactions. As of October 1, 2016, January 2, 2016 and October 3, 2015, cash balances were $93.9 million, $48.2 million and $60.5 million, respectively.
Reportable Segment
West Marine is an omni-channel retail organization operating one reporting segment in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. The metrics used by the Company's Chief Executive Officer (as the chief operating decision maker) to assess the performance of the Company and the process he uses to allocate resources focus on viewing the business as a single, integrated business. The Company has integrated systems and has commingled sales channel payroll expense, inventories, merchandise procurement activities, and distribution networks to concentrate its strategy as an omni-channel retailer.
Revenues from customers are derived from merchandise sales, and the Company does not rely on any individual major customer.
The Company considers its merchandise expansion strategy to be important to the future success of the Company and is providing the following product category information. Net revenues from the Company's merchandise mix for the periods ended October 1, 2016 and October 3, 2015, respectively, is reflected in the table below:

	13 Weeks Ended		39 Weeks Ended
Net Revenues from:	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Core boating products	80.3%	81.0%	81.2%	82.0%
Merchandise expansion products	19.7%	19.0%	18.8%	18.0%
Total	100.0%	100.0%	100.0%	100.0%
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
Recently Issued Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date
ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing
ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients
In May 2014, FASB issued an accounting standards update ("ASU") 2014-09, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to December 15, 2017 for annual reporting periods beginning after that date. FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company will not be early adopting the standard; therefore, the new standard will be effective for the Company's 2018 fiscal year. The standard permits the use of either the full retrospective or modified retrospective approach. The Company currently expects to adopt the new standard using the modified retrospective approach.
In April 2016, FASB issued ASU 2016-10, which clarifies the following two aspects of Topic 606: identifying performance obligations; and licensing implementation guidance. The Company is currently assessing and evaluating the new standard and has not yet concluded whether the adoption of ASU 2016-10 will have a material impact on the Company's consolidated financial statements. The Company currently expects to adopt an accounting policy to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good, rather than as an additional promised service. The Company does not have any license or royalty revenue.
In May 2016, FASB issued ASU 2016-12, which focuses on clarifying the guidance on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modification at transition. The Company has not yet concluded whether the adoption of ASU 2016-12 will have a material impact on its consolidated financial statements. Consistent with the current accounting policy, the Company currently expects to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with a lease term of more than 12 months. In addition, the update will require additional disclosures regarding key information about leasing arrangements. Under existing guidance, operating leases with a term of more than 12 months are not recorded as lease assets and lease liabilities on the balance sheet. The update will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this accounting guidance on its consolidated financial statements. The Company expects the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on its consolidated balance sheets.
In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is not planning to early adopt and is currently evaluating the effect this guidance will have on its consolidated financial statements.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,which is intended to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. The amendments in ASU 2016-15 are effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and should be applied using the retrospective transition method for each period presented. Early adoption is permitted, but all amendments must be adopted in the same period. The Company is currently evaluating the impact that the amendments will have on its consolidated financial statements.
NOTE 2: INCOME TAXES
The Company calculates its interim income tax provision by estimating the annual effective tax rate and applying that rate to its year-to-date ordinary earnings. The Company's effective tax rate for the 13-week period ended October 1, 2016 was 47.8%, which resulted in a provision of $3.5 million, while the effective tax rate for the 13-week period ended October 3, 2015 was 43.0%, which resulted in a provision of $3.7 million. This rate increase primarily was driven by changes in estimated current year as well as adjusted prior year territorial taxes in Puerto Rico. The Company's effective tax rate for the 39-week period ended October 1, 2016 was 42.8%, which resulted in a provision of $12.2 million, while the effective tax rate for the 39-week period ended October 3, 2015 was 43.6%, which resulted in a provision of $12.0 million.
The Company maintains valuation allowances against its California Enterprise Zone credits in the amount of $4.0 million, against its South Carolina state tax credits in the amount of $0.6 million, and against its Canadian net deferred tax assets in the amount of $1.5 million. The Company continues to monitor and adjust these valuation allowances based on current evaluations of its ability to realize these deferred tax assets.
During the 13-week period ended October 1, 2016, the Company recognized a de minimis benefit related to uncertain tax positions, including accrued interest and penalties. During the 39-week period ended October 1, 2016, the Company recognized $0.2 million of expense related to uncertain tax positions, including accrued interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction, various states and cities, Puerto Rico and Canada. The Company has substantially settled all federal income tax matters through 2012, as well as all state and foreign jurisdictions through 2010 and 2008, respectively.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.6 million for the 13-week period ended October 1, 2016 and $0.7 million for the 13-week period ended October 3, 2015, the majority of which was recorded as selling, general and administrative ("SG&A") expense. The Company recognized share-based compensation expense of $2.1 million for the 39-week period ended October 1, 2016 and $2.2 million for the 39-week period ended October 3, 2015, the majority of which was recorded as SG&A expense. For both the 13-week and 39-week periods ended October 1, 2016 and October 3, 2015, the Company received no excess tax benefit associated with share-based compensation expense.
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
NOTE 5: CONTINGENCIES
The Company is involved in various legal and administrative proceedings, claims and litigation, and regulatory compliance audits arising in the ordinary course of business. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact the Company's results in the quarter and/or fiscal year in which such developments, settlements or resolutions are reached.
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
NOTE 6: NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted stock units vested and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.5 million shares and 0.6 million shares of common stock that were outstanding for the quarters ended October 1, 2016 and October 3, 2015, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 0.5 million shares and 0.6 million shares of common stock that were outstanding for the first 39-weeks ended October 1, 2016 and October 3, 2015, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	October 1, 2016		October 3, 2015
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,941	$0.15	24,694	$0.20
Effect of dilutive stock options	80	0.00	24	0.00
Diluted	25,021	$0.15	24,718	$0.20

	39 Weeks Ended
	October 1, 2016		October 3, 2015
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,864	$0.66	24,599	$0.63
Effect of dilutive stock options	83	(0.01)	110	0.00
Diluted	24,947	$0.65	24,709	$0.63

NOTE 7: SUBSEQUENT EVENT
On October 26, 2016, West Marine Products, Inc., a wholly-owned subsidiary of West Marine, Inc., and the landlord for the Company’s support center located in Watsonville, California, entered into an amendment to the Company's current lease. Randolph K. Repass, West Marine’s founder and a member of the Company’s board of directors, is a general partner of the partnership that leases the support center to the Company.
The current lease expires on October 31, 2016, and the amendment extends the term to October 31, 2021, with one five-year extension at the option of the Company. Base rent is fixed at $1.2 million per year, provided that base rent could be adjusted if the Company exercises its right under the amendment to give back a portion of the leased space during the term, subject to certain conditions.
Negotiations for this transaction were conducted at arms' length using independent representatives for each party. Although the lease had been in place for a number of years, the Company's Audit and Finance Committee of the Board of Directors nonetheless reviewed the transaction to determine if the lease remained in the best interest of the Company. Related party transactions, including amendments to related party leases, are pre-approved by the Audit and Finance Committee. The Audit and Finance Committee reviewed and approved the lease amendment in accordance with its Related Party Transaction Policy.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2016 (the “2015 Form 10-K”). All references to the third quarter and the first nine months of 2016 mean the 13-week and 39-week periods ended October 1, 2016, respectively, and all references to the third quarter and the first nine months of 2015 mean the 13-week and 39-week periods ended October 3, 2015, respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.
Overview
West Marine is a leading omni-channel specialty retailer exclusively offering boating gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water. Providing great customer experiences and a consistent brand is important to us, regardless of the sales channel our customers use. Our 256 stores open at the end of the third quarter of 2016 are located in 38 states, Puerto Rico and Canada. In order to focus our resources and improve profitability, we closed eight Canadian stores during 2015, and we plan to close the remaining two stores during 2017. With our numerous stores and our eCommerce websites reaching domestic and international customers, we are recognized as a dominant waterlife outfitter for cruisers, sailors, anglers and paddle sports enthusiasts.
Over the last few years and continuing through 2016, we have been focused on growing revenue and improving profitability with the following key strategies:

•	eCommerce

•	Store optimization

•	Merchandise expansion
Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations (including valuation adjustments and capitalization of indirect costs), vendor allowances receivable, costs associated with exit activities, impairment of long-lived assets, income taxes, liabilities for self-insurance or high-deductible losses, and share-based compensation. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Form 10-K. The following discussion and analysis should be read in conjunction with such description of our critical accounting policies and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.
Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		39 Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.1	71.1	69.1	69.7
Gross profit	28.9	28.9	30.9	30.3
Selling, general and administrative expense	25.0	24.4	25.9	25.4
Income from operations	3.9	4.5	5.0	4.9
Interest expense	0.1	0.1	0.0	0.1
Income before income taxes	3.8	4.4	5.0	4.8
Provision for income taxes	1.8	1.9	2.2	2.1
Net income	2.0%	2.5%	2.8%	2.7%
Thirteen Weeks Ended October 1, 2016 Compared to Thirteen Weeks Ended October 3, 2015
Net revenues for the third quarter of 2016 were $191.9 million, a decrease of $2.5 million, or 1.3%, compared to net revenues of $194.4 million in the third quarter of 2015. Comparable store sales increased by 0.2% year-over-year. Comparable store sales is calculated by including net sales of stores that have been open at least 13 months and sales from our direct-to-consumer and professional channels. A store is included in comparable store sales in the fiscal period in which it commences its 14th month of operations.
We saw sales growth in the quarter from each of our three key strategies: eCommerce; merchandise expansion; and store optimization. Additionally, we continued to see sales increases driven by our promotional strategy of moving to fewer, larger marketing events at key points during the boating season. During the third quarter, our eCommerce sales increased by 23.7% and represented 10.2% of our net revenues, as compared to 8.2% last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) grew by 2.9%. Merchandise expansion products represented 19.7% of our third quarter total sales, as compared to 19.0% last year. Sales of core boating products, which represented 80.3% of our total sales for the third quarter of this year and tend to be dependent upon boat-usage, declined by 2.2% as compared to the same period last year. Core boating product sales declined, in part, from lower sales to professional customers as we have modified discounts and service levels to improve profits over the long term. During the third quarter of last year, core boating products represented 81.0% of total sales. With respect to our progress toward our goal of 50% of sales from waterlife stores (stores that have been optimized or revitalized to offer a broader selection of merchandise than traditional stores that focus on core boating products), we achieved 48.0% of total sales compared to 44.0% last year.
We had 256 stores open at the end of the third quarter of 2016, compared to 265 stores open at the end of the third quarter of 2015. Store count declined by 3.4% year-over-year, selling square footage decreased by 1.8%.
Gross profit decreased by $0.9 million, or 1.6%, to $55.4 million in the third quarter of 2016, compared to $56.3 million for the same period last year. Gross profit remained flat as a percentage of net revenues, at 28.9%, in the third quarter of 2016 and compared to the same period last year. Raw product margin expanded by 0.1% but was offset by higher shrinkage in the period. Cost of goods sold includes costs related to the purchase, transportation and storage of merchandise, shipping expense and store occupancy costs.
Selling, general and administrative ("SG&A") expense was $47.9 million, an increase of $0.3 million, or 0.6%, compared to $47.6 million for the same period last year. SG&A expense increased as a percentage of net revenues to 25.0% in the third quarter of 2016, compared to 24.4% for the same period last year. Higher variable selling expense and depreciation related to store and technology investments were partially offset by lower variable compensation.
Net income for the 13-week period ended October 1, 2016 was $3.9 million, a $1.0 million decrease compared to the same period last year. Our effective income tax rate for the 13-week period ended October 1, 2016 was 47.8%, which resulted in a provision of $3.5 million, while the effective tax rate for the 13-week period ended October 3, 2015 was 43.0%, which resulted in a provision of $3.7 million. This rate increase primarily was driven by changes in estimated current year as well as adjusted prior year territorial taxes in Puerto Rico.
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

Thirty-nine Weeks Ended October 1, 2016 Compared to Thirty-nine Weeks Ended October 3, 2015
Net revenues for the first nine months of 2016 were $573.9 million, a decrease of $0.7 million, or 0.1%, compared to net revenues of $574.6 million in the first nine months of 2015. Comparable store sales increased by 1.2% year-over-year.
We saw top-line sales growth in the first nine months from each of our three key strategies: eCommerce; merchandise expansion; and store optimization. Additionally, we continued to see sales increases driven by our promotional strategy of moving to fewer, larger marketing events at key points during the boating season. During the first nine months of 2016, our eCommerce sales increased by 27.1% and represented 10.5% of our net revenues, as compared to 8.3% last year. Sales in our merchandise expansion categories grew by 3.8%. Merchandise expansion products represented 18.8% of our first nine months total sales this year, as compared to 18.0% last year. Sales of core boating products, which represented 81.2% of our total sales, declined by 1.2% during the first nine months of this year, as compared to the same period last year. During the first nine months of last year, core boating products represented 82.0% of total sales. With respect to our progress toward our goal of 50% of sales from waterlife stores, we achieved 49.4% of total sales during the first nine months of 2016 compared to 45.7% last year.
Gross profit increased by $3.5 million, or 2.0%, to $177.5 million in the first nine months of 2016, compared to $174.0 million for the same period last year. Gross profit increased as a percentage of net revenues to 30.9% in the first nine months of 2016, compared to 30.3% for the same period last year. This increase was driven by an improvement in raw product margin, which increased by 0.5%, primarily due to improved inventory management. In addition, occupancy expense declined by 1.8% and improved as a percentage of net revenues by 0.1%.
SG&A expense was $148.6 million, an increase of $2.6 million, or 1.8%, compared to $146.0 million for the same period last year. SG&A expense increased as a percentage of net revenues to 25.9% in the first nine months of 2016, compared to 25.4% for the same period last year. The primary drivers of the higher SG&A expense were $1.7 million associated with West Marine University (our biennial Company-wide training event) and store associate training programs and $1.6 million attributable to higher benefits costs, including higher year-over-year health care claims. These increases were partially offset by lower payroll expense, primarily variable compensation, and a partial settlement received from the Deepwater Horizon Settlement program.
Net income for the 39-week period ended October 1, 2016 was $16.3 million, a $0.7 million increase when compared to the same period last year. Our effective income tax rate for the 39-week period ended October 1, 2016 was 42.8%, which resulted in a provision of $12.2 million, while the effective tax rate for the 39-week period ended October 3, 2015 was 43.6%, which resulted in a provision of $12.0 million. The year-over-year decrease in the effective tax rate largely was due to improved earnings for 2016.
Liquidity and Capital Resources
We ended the third quarter of 2016 with $93.9 million of cash and cash equivalents, compared to $60.5 million at the end of the third quarter of 2015. Working capital (the excess of current assets over current liabilities) increased to $247.0 million at the end of the third quarter of 2016, compared to $244.3 million last year. The increase in working capital primarily was attributable to a $33.4 million increase in cash, partially offset by a $5.3 million decrease in merchandise inventory, and a $1.6 million decrease in prepaid assets and an aggregate increase of $18.5 million in accounts payable and accrued expenses. We believe that our cash on hand, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for the foreseeable future.
Operating Activities
During the first nine months of 2016, net cash provided by operating activities was $60.4 million, compared to $29.0 million during the same period last year. The increase in cash provided by operating activities year-over-year primarily was due to an increase in accounts payable of $28.9 million and increases in accrued expenses of $7.1 million, partially offset by a decrease in merchandise inventories of $10.8 million and a decrease in accrued payroll of $7.4 million. The primary drivers for the change in accounts payable and merchandise inventories were due to timing of receipts intended to replenish store inventories as well as favorable changes to terms and conditions with our vendors. The primary drivers of the increase in accrued expenses are increases in accrued income taxes of $8.3 million and $1.2 million for short-term deferred rent offset by $2.0 million decrease in our gift card liability. The drivers of the decrease in accrued payroll are timing of the pay periods within the quarter as well as decreases in variable compensation. Additionally, net income for the first nine months of 2016 was $0.7 million greater than net income for the first nine months of 2015.
Investing Activities
Net cash used in investing activities was $14.8 million for the first nine months of 2016, compared to net cash used of $15.6 million for the first nine months of 2015. During the remaining three months of 2016, we expect to spend approximately $8 million to $11 million on capital expenditures, mainly for information technology enhancements and our store optimization program. Under our store optimization strategy, we opened one flagship store and one large-format store, completed eight store revitalization projects and finished four revitalization-select projects (a smaller-scale revitalization) during the first nine months of 2016. During the first nine months of 2015, we opened two flagship stores, completed nine store revitalization projects and finished six revitalization-select projects. These capital expenditures represent the majority of our investing activities for each year.
Financing Activities
Net cash provided by financing activities was $0.2 million for the first nine months of 2016, primarily attributable to cash from associate share-based compensation plans, partially offset by withholding of shares for statutory taxes related to restricted stock units vesting during the period. For the first nine months of 2015, net cash provided by financing activities was $1.3 million, mostly attributable to proceeds from the exercise of stock options.
Credit Agreement
We maintain an asset-backed line of credit that provides us with a secured revolving credit facility of up to $120 million. In addition, at our option and subject to certain conditions, we may increase our borrowing capacity up to an additional $25.0 million. The amount available to be borrowed is based on a percentage of our inventory (excluding capitalized indirect costs) and accounts receivable. The revolving credit facility is available for general working capital and general corporate purposes and matures November 30, 2017. At our election, borrowings under the revolving credit facility bear interest at one of the following options:
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% and 1.0% and for option (2) above is between 1.5% and 2.0%. The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For the third quarter of 2016 and 2015, the weighted-average interest rate on all of our outstanding borrowings was 4.0% and 3.7%, respectively. For the nine months of 2016 and 2015, the weighted-average interest rate on all of our outstanding borrowings was 4.0% and 3.7%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of October 1, 2016, we were in compliance with the covenants under our loan agreement, had less than $0.1 million outstanding under our revolving credit facility and $112.3 million available for future borrowings. The highest outstanding balance during the third quarter of 2016 and 2015 was less than $0.1 million and $0.2 million, respectively. The highest outstanding balance during the first nine months of 2016 and 2015 was $0.3 million and $0.2 million, respectively.
We may borrow against the aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at October 1, 2016, January 2, 2016 and October 3, 2015. Our borrowing base at the periods then ended consisted of the following (in millions):

	October 1, 2016	January 2, 2016	October 3, 2015
Accounts receivable availability	$8.0	$5.6	$7.1
Inventory availability	128.6	123.3	135.6
Less: reserves	(7.1)	(6.6)	(5.7)
Less: minimum availability	(13.0)	(12.2)	(13.7)
Less: suppressed availability	—	—	(3.3)
Total borrowing base	$116.5	$110.1	$120.0
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$—	$—	$—
Outstanding letters of credit	4.2	4.8	4.2
Total obligations	$4.2	$4.8	$4.2

Accordingly, our availability as of October 1, 2016, January 2, 2016 and October 3, 2015, respectively, was (in millions):
Total borrowing base	$116.5	$110.1	$120.0
Less: obligations	(4.2)	(4.8)	(4.2)
Total availability	$112.3	$105.3	$115.8

EBITDA
In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the U.S. ("GAAP"), we are providing EBITDA, which is a non-GAAP financial measure, as a supplemental measure to help investors evaluate our fundamental operational performance. EBITDA is calculated as net income (loss) plus interest expense, income tax (benefit), and depreciation and amortization. EBITDA is not a presentation made in accordance with GAAP, is not a measure of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements, such as interest payments, tax payments and debt service requirements or replacement of fixed assets. By eliminating interest, income taxes, depreciation and amortization, we believe the result is a useful measure across time in evaluating our fundamental core operating performance.
Our presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentation of EBITDA may not be comparable to similarly titled measures of other companies. Management believes that the presentation of EBITDA is useful to investors because these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the operating performance of companies in industries similar to ours. Management also uses EBITDA to evaluate our operations. We also believe that EBITDA provides a clearer picture of operating performance of the business, given the significant investments we are making in the growth of the business, by eliminating the effects of depreciation and interest expense. However, as indicated, EBITDA does not include interest expense on borrowed money, the payment of income taxes, amortization of our definite-lived intangible assets, or depreciation expense on our capital assets, which are necessary elements of our operations. Since EBITDA does not account for these and other expenses, its utility as a measure of our operating performance has limitations. Due to these limitations, management does not view EBITDA in isolation but also uses other measurements, such as net income, revenues and gross profit, to measure operating performance.
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$3.9	$4.9	$16.3	$15.6
Add:
Interest expense	0.1	0.1	0.3	0.3
Depreciation and amortization (1)	5.4	5.2	16.3	15.2
Income tax	3.5	3.7	12.2	12.0
EBITDA	$12.9	$13.9	$45.1	$43.1

(1)
Depreciation and amortization amounts shown in the table are included in cost of goods sold and SG&A expense. Amortization of deferred financing costs related to our revolving credit facility is included in interest expense.

Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of October 1, 2016, we were not involved in any unconsolidated special purpose entities or variable interest entities.
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
Business Trends
We believe that there are fundamental trends continuing to impact our industry that are affecting our customers and their purchasing patterns. These trends reinforce our realization that our core boat parts and accessories business will not be sufficient to meet our growth expectations. To accomplish our goal of achieving steady, profitable growth, we continue to invest in our growth strategies to expand our potential market and reduce our dependence on weather.
Our key growth strategies, including our 15/50 plan, have delivered encouraging results as follows:

•
eCommerce: The first number in the 15/50 plan refers to our objective to grow our eCommerce business to 15% of total sales by the end of 2019. Sales from eCommerce increased by 27.1% for the first nine months of 2016 as compared to last year. eCommerce sales represented 10.5% of total sales this year, up from 8.3% for the same period last year.

•
Store optimization: The second number in the 15/50 plan reflects our goal of deriving 50% of total sales from our optimized and revitalized stores, which we refer to as waterlife stores, by the end of 2019. These stores provide a new shopping experience for our customers, both in terms of store design and expanded product assortment. Our store optimization strategy has evolved from store consolidations, where we created fewer and better stores in our major markets, to also include revitalizations of select stores. A store revitalization consists of light remodeling, space optimization, product assortment changes, new product category introduction, and associate training. For the first nine months of 2016, sales through waterlife stores represented 49.4% of total sales, compared to 45.7% for the first nine months of 2015.

•
Merchandise expansion: Sales in our merchandise expansion categories support our eCommerce and store optimization strategies and grew by 3.8% for the first nine months of 2016 as compared to last year. During this same period, sales in our core categories decreased by 1.2%. Sales of merchandise expansion products represented 18.8% of total sales for the first nine months of 2016, up from 18.0% for the same period last year.

We continue to see evidence of positive inter-dependence across our growth strategies. Specifically, our eCommerce and store optimization strategies are enabling us to better present for sale our merchandise expansion product offerings, and all of our strategies have attracted new customers and build upon our customer base.
Given the success of our growth strategies, and the need to continue to drive them at a faster pace in order to achieve steady profitable growth, we invested significant resources in support of our growth strategies and information technology enhancements in 2016. We expect capital spending for the year to be slightly above depreciation expense, which was $20.7 million in 2015.
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
Forward-Looking Statements
All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” "will," and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things: expectations related to our earnings, growth and profitability, statements that relate to West Marine's future plans, expectations and objectives; expectations and projections with respect to our ability to: continue to appropriately invest in, and execute on, our key growth strategies; experience increased sales from expanded merchandise assortments; continue to successfully execute our store optimization strategy; successfully and fully execute our 15/50 plan;

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
At the end of the quarter ended October 1, 2016, we had less than $0.1 million in outstanding current portion - long-term debt and, accordingly, would not be impacted by a change in interest rates. We have up to $120.0 million in borrowing capacity under our credit facility. There are various interest rate options available, as described above.
Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.2 million over the next year.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
See Part I, Item 1, Note 5 to our condensed consolidated financial statements in this report for a discussion of our legal proceedings.
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
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURE
None.
ITEM 5 – OTHER INFORMATION
We lease our Watsonville, California, support center and adjacent warehouse space under a lease agreement, dated June 26, 1997, between Watsonville Freeholders (the “Landlord”) and West Marine Products, Inc. (as amended through July 15, 2011, the “Support Center Lease”). The Support Center Lease expires on October 31, 2016. On October 26, 2016, we entered into a sixth amendment to the Support Center Lease to extend the term of the Support Center Lease to October 31, 2021, with an option to further extend the term for one five-year period. The sixth amendment also (i) allows West Marine to give back certain portions of the leased premises to the Landlord from time to time over the term, subject to certain conditions, (ii) provides for a tenant improvement allowance and (iii) clarifies responsibilities for repairs and replacement of the roof and HVAC units. Initial base rent will be $1.2 million per year. This summary is not complete and is qualified by the sixth amendment filed as Exhibit 10.1 to this report and incorporated herein by this reference.The Landlord is a related party to West Marine. For more information, see Part I, Item 1, Note 7 to our condensed consolidated financial statements in this report.

ITEM 6 – EXHIBITS

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 6, 2012 and filed on December 11, 2012).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2012).

10.1	Sixth Amendment of Lease, dated October 26, 2016, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of October 1, 2016, January 2, 2016 and October 3, 2015; (ii) the condensed consolidated statements of income for the 13 weeks ended October 1, 2016 and October 3, 2015 and 39 weeks ended October 1, 2016 and October 3, 2015; (iii) the condensed consolidated statements of comprehensive income for the 13 weeks ended October 1, 2016 and October 3, 2015 and 39 weeks ended October 1, 2016 and October 3, 2015; and (iv) the condensed consolidated statements of cash flows for the 39 weeks ended October 1, 2016 and October 3, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 28, 2016	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Jeffrey L. Lasher
Jeffrey L. Lasher
Chief Financial Officer