Form 10-K
period 2016-12-31
WEST MARINE INC
filed 2017-02-28
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 1, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $155.0 million based on the closing sale price of $8.52, as reported on the NASDAQ Global Market on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2017
Common stock, $.001 par value per share	25,001,598 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2017	Part II, Item 5 and Part III

WEST MARINE, INC.
2016 FORM 10-K ANNUAL REPORT

i

PRELIMINARY NOTE
This Annual Report on Form 10-K is for the year ended December 31, 2016 ("this report"). This report modifies and supersedes documents filed prior to this report. The Securities and Exchange Commission (the “SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this report. In addition, information that we file with the SEC in the future automatically will update and supersede information contained in this report.
We undertake no obligation (other than that required by law) to publicly update or revise any disclosures contained in this report, whether as a result of new information, future events or otherwise. Website references throughout this report are for information only, and the content of these websites is not incorporated by reference and should not otherwise be considered a part of this report.
All references to 2016, 2015 and 2014 in this report refer to our fiscal years ended on December 31, 2016, January 2, 2016 and January 3, 2015, respectively. Fiscal year 2014 was a 53-week year, while both fiscal years 2016 and 2015 were 52-week years.

ii

PART I
ITEM 1—BUSINESS
General
Each person has a unique connection to the water. At West Marine, our knowledge, enthusiasm and products prepare waterlife adventurers to foster that connection and explore their passions. With 254 stores located in 38 states, Puerto Rico and Canada, and two eCommerce websites reaching domestic, international and professional customers, West Marine is recognized as a leading waterlife outfitter for cruisers, sailors, anglers and paddlesports enthusiasts. Since first opening our doors in 1968, West Marine associates continue to share the same love for the water as our customers and provide helpful advice on the gear and gadgets they need to be safe and have fun.
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
Business Strategies
West Marine is a leading omni-channel specialty retailer in our industry, serving people who enjoy recreating on or around the water. We offer a broad selection of core boating and water recreation products through physical stores and two eCommerce websites, primarily serving the needs of boat owners and professionals who provide services to them.
Over the past few years, we have implemented three key strategies to broaden the scope and appeal of West Marine as a waterlife outfitter, while maintaining our position as a leading boat parts specialty retailer. To expand our brand position, we have been focusing our efforts and investments on our omni-channel business model to improve our operating margin, grow our customer base and increase revenues. Our strategic goals are reflected in our "15/50 plan".
eCommerce
The first number in the 15/50 plan reflects our objective to grow our eCommerce business to 15% of total sales by the end of 2019. Over the past several years, we have invested in our retail and professional eCommerce websites, serving our retail and professional customers at westmarine.com and westmarinepro.com, respectively. In 2016, our eCommerce channel grew by 19.7% and represented 11.4% of our 2016 sales, furthering progress toward our 15% goal. We believe the enhancements we have made will continue to drive growth and strengthen our omni-channel shopping experience. Additionally, we have augmented the westmarine.com website with outlet store pages, which allows us to offer special promotional items to our customers, and we have improved functionality with features such as inventory on hand at specific stores and more efficient check out processes.
Store Optimization
The second number in the 15/50 plan reflects our goal of deriving 50% of total sales from our optimized and revitalized stores, which we refer to as waterlife stores. We achieved this goal in 2016, which is earlier than we originally projected, and we expect to continue to increase the number of waterlife stores that provide an enhanced shopping experience for our customers, both in terms of store design and expanded product assortment. Our store optimization strategy has evolved over time from store consolidations, where we create fewer and better stores in our major markets, to include revitalizations of select stores. In connection with the store consolidation component of our store optimization strategy, during 2016, we opened five stores, while closing nine stores in those same markets. A store revitalization consists of light remodeling, space optimization, product assortment changes, new product category introduction and associate training. We also deploy more flexible fixtures that enable us to vary our seasonal product assortments in a more cost effective manner. These changes allow us to offer merchandise expansion products, appeal to a broader base of customers, and provide the space and flexibility to appropriately transition products as the seasons change. During 2016, we revitalized 18 stores in key markets and expect to revitalize up to 10 stores in 2017. For more information, see "Stores" below.
We ended the year with an aggregate of 2.56 million total square feet of space for all stores, down from 2.61 million square feet at the end of 2015, largely the result of store optimization and closing under-performing stores.
Merchandise Expansion
Our eCommerce and store optimization strategies are supported by our merchandise expansion product categories. This strategy also welcomes a broader base of customers who are passionate about recreating on and around the water by providing a wider selection of products. We offer this expanded assortment in our waterlife stores and on our eCommerce website, and a selection of these products also are offered in revitalized stores. During 2016, sales of this group of products increased by 2.0%. In an effort to accelerate our merchandise expansion strategy, we are further increasing the balance of products in certain categories, such as footwear, clothing and paddlesports, in our waterlife stores. Additionally, we are testing new product categories to better serve our customers and further position West Marine as the foremost authority for all waterlife needs and wants.
Merchandising
Our merchandise mix over the last three years is reflected in the following table:

	2016	2015	2014
Core boating products (1)	76.5%	77.1%	81.3%
Merchandise expansion products (2)	23.5%	22.9%	18.7%
Total	100.0%	100.0%	100.0%

(1)
Core boating products are comprised of maintenance, electronics, sailboat hardware, anchors/docking/moorings, engine systems, safety, electrical, plumbing, boats/outboards, ventilation, deck hardware/fasteners, navigation, trailering, seating/boat covers and barbecues/appliances.

(2)	Merchandise expansion products are comprised of apparel, footwear, clothing accessories, fishing, watersports, paddlesports, coolers and waterlife lifestyle accessories.
We are committed to offering a broad assortment of merchandise that provides our customers what they want, when they want it. As we grow revenues through our merchandise expansion strategy, we expect that core boating product sales will continue to grow, but at a slower pace than merchandise expansion product sales. We believe that there is an opportunity to further drive sales of core products, particularly through our smaller traditional stores, and during 2017, we will continue to increase and improve product assortments to achieve this goal.
Our merchandising department is responsible for vendor and product selections and works closely with our planning and replenishment department, which is responsible for purchasing and managing inventory levels in our distribution centers and in our stores. We also offer our customers the ability to special order products that we do not stock in our stores or at our distribution centers.
Generally, we build inventory levels during the first quarter of each year in preparation of the key boating season and we may also take advantage of key product offerings or opportunistic purchases from our vendors during the fourth quarter of the prior year. We purchased merchandise from more than 800 vendors during 2016, and no single vendor accounted for more than 9% of our merchandise purchases. In 2016, our 20 largest vendors accounted for approximately 43% of our merchandise purchases. Generally, we purchase merchandise from our vendors on an order-by-order basis.
Private brand merchandise, which typically has higher gross margins than other branded products, made up about 23% of our sales in 2016. We added resources to our private brand strategy in 2016 and, in 2017, we are expanding this investment. In addition, we continue to identify key vendor partnerships to increase gross margins over time and provide exciting and differentiating products to our customers. Private brand products, which we sell under the “West Marine,” “Black Tip,” “Third Reef,” “Pure Oceans,” "Lifesling," and “Seafit” brand names, usually are manufactured in Asia, the United States and Europe.
Omni-channel Shopping Experience
Our strategy is to offer a seamless omni-channel shopping experience to retail and professional customers through our stores, eCommerce websites, catalog and call center operations. Although we sell through all of these channels, our primary sales channel remains our stores.
Stores
The following table shows the number of stores opened and closed in each of our last three fiscal years:

	Fiscal 2016			Fiscal 2015			Fiscal 2014
	Waterlife (1)	Traditional (2)	Total	Waterlife (1)	Traditional (2)	Total	Waterlife (1)	Traditional (2)	Total
Beginning stores	64	199	263	60	219	279	48	239	287
New stores	5	—	5	3	—	3	7	—	7
Closed stores	(2)	(12)	(14)	(1)	(18)	(19)	(2)	(13)	(15)
Waterlife conversions	8	(8)	—	2	(2)	—	5	(5)	—
Expansion	—	—	—	—	—	—	2	(2)	—
Ending stores	75	179	254	64	199	263	60	219	279

(1)	Waterlife stores typically are larger than 10,000 sq. ft. and include flagship stores that range from 18,000 sq. ft. to 50,000 sq. ft.

(2)	West Marine Traditional stores are less than 10,000 sq. ft.
At the end of 2016, we had 254 stores, compared to 263 stores at the end of 2015. Store count declined by 3.4% year-over-year and selling square footage decreased by 2.0%. In 2017, we expect to open up to six stores and plan to close approximately 15 stores. The store closures include store optimization efforts with the intent of improving operating margin and revenue.
In addition, we previously announced our intention to wind down the operations of our Canadian retail stores to focus our financial and management resources on our U.S. growth initiatives. As a result, in 2015, we closed eight of our Canadian stores and will be closing the remaining two stores by June 2017.
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
Our smaller, traditional stores focus on carrying core boating products and support our omni-channel strategy by directing our customers to shop through our other channels, such as our eCommerce website, to access the broader and vast array of our merchandise expansion and waterlife products. Beginning in 2016, we tested increasing select lifestyle products relevant to the local market in some of our traditional stores. For example, in markets where our customers enjoy recreational fishing, we increased our offering of fishing-related products while continuing to provide ample selection and inventory of our core boating products. This early test has shown promising results and we expect to increase offerings of select merchandise expansion products in our traditional stores where appropriate.
Our extensive store network gives us an advantage in serving all of our customers, including professional customers seeking convenience and a larger assortment of products than those carried by typical distributors. Our professional customers include businesses involved in boat sales, boat building, boat commissioning, boat repair, yacht chartering and marina operations. In addition, we sell to government and industrial customers. We believe that with continued professional customer focus and broad product selection and availability, we will continue to be recognized as one of the preferred distributors in the industry.
Direct-to-Consumer
Our eCommerce websites at westmarine.com and westmarinepro.com and our call center comprise our direct-to-consumer sales channel. This channel complements our stores by building brand awareness, acting as an additional marketing vehicle, and providing our customers with the option of shopping from around the globe, 24 hours a day. We offer a return-to-store option for direct-to-consumer orders and an in-store delivery service for online orders. This "ship-to-store" model provides free delivery to a local store and our customers continue to embrace this service, especially for large bulky items and hazardous products, which provides us an advantage over pure-play ecommerce retailers. In 2016, we rolled out store inventory visibility on our websites giving our customers the ability to view availability of products in their local stores.
Our westmarine.com website provides our retail customers access to a broad selection of approximately 130,000 products, unique product advisor tips and technical information, over 1,000 product videos and 50,000 total reviews. We also believe our website is a cost-effective means of testing market acceptance of new products and concepts.
Our westmarinepro.com website provides our professional customers the same functionality as on our retail site, along with the ability to build requisition lists, look up invoices and view their discounted pricing. In 2017, we expect to complete site enhancements that will allow our professional customers to view online inventory availability at their local West Marine retail store.
Our eCommerce websites and call center also provide customers with access to knowledgeable technical advisors, "how to" instructional videos and enhanced product features to assist our customers in understanding the various uses and applications of the products we sell. Our call center operations allows our associates to process customer orders remotely or from our support center in Watsonville, California. Our call center provides enhanced customer service and supports sales generated through our eCommerce website, catalogs and stores.
Customer Service
Since our founding, exceptional customer service has been the cornerstone at West Marine. Our focus on delivering an outstanding customer experience is accomplished through advanced product and technical training for our associates and then empowering them to resolve customer issues at the local level. Through listening to our customers, we continually refine our business processes to meet their needs.
Marketing
Our marketing objective is to deliver intelligent, consistent, actionable, relevant content and customer experiences across all touch points. Our approach includes a seamless omni-channel customer experience, personalization and customer retention strategies through a fully-integrated marketing program that includes direct mail, email, traditional and digital advertising, such as paid search and digital display ads, digital radio, social media and mobile technology. We position the West Marine brand to stand for a unique value proposition supported by extensive product offerings, friendly and knowledgeable customer service and shopping convenience, whether on-line or in a store. The goal of this work is to expand our customer base and drive business growth, sales and profit.
Our loyalty program, West Advantage Rewards, includes both free and paid memberships that allow our customers to earn points on qualifying purchases for future discounts, exclusive offers and invitations to unique shopping events designed to reward our customers for their support and loyalty. Through West Advantage Rewards, we have built an extensive and proprietary customer list which allows us to provide compelling and relevant offers to our customers. In addition, we acquire potential customer names from a variety of sources. Our customer list is continually updated with customer-provided information and new customer prospects, and to eliminate non-responders and accommodate requests from customers to opt out of our marketing programs.
West Marine is dedicated to promoting boating participation and to being a leader in sustainability within our industry. The West Marine BlueFuture® program is committed to supporting healthy and vibrant marine habitats and sustainable fisheries, as well as connecting future generations to the water through our youth recreation and education initiatives. We also support marine conservation in our daily operations by offering our customers environmentally preferable products, including our own "Pure Oceans” private label brand. These important initiatives are designed to encourage participation in boating and related water activities, promote environmental responsibility and improve West Marine’s brand perception and recognition.
Logistics and Distribution
We operate two full-service distribution centers: a 472,000 square foot facility in Rock Hill, South Carolina; and a 240,000 square foot facility in Hollister, California. Generally, vendors ship products to our distribution centers where merchandise is received and prepared for shipment to stores or shipped directly to customers. Some vendors ship products directly from their facilities to our stores. We also fulfill orders for our professional customers with van delivery in certain markets, which serve as hubs or regional distribution centers. We believe our network of regional distribution facilities provides us with a competitive advantage to better serve our professional customers who value the service levels our hubs are able to provide to them. We use various third-party domestic and international transportation methods, such as ocean, air and ground, including company-owned vehicles. Our distribution centers utilize material handling equipment and voice-picking technologies, as well as radio frequency systems, to enable real-time management of inventory.
Information Technology
We continue to invest in information technology to provide a platform for growth over the next several years to improve our customers' experience while shopping on the website. In recent years, we have also invested significant resources to strengthen our cybersecurity programs to protect customer, employee and corporate data and have implemented "tokenization" (i.e., a process by which sensitive credit card information at the point-of-sales terminal or online interface is replaced with randomly generated proxy numbers, or "tokens") and EMV compatibility (i.e., credit cards with chips or integrated circuits on the card). In 2017, we will continue investing in the growth of our eCommerce business, including improvements in our technology infrastructure.
Competition
The market for marine supplies is highly competitive. Our stores compete with other specialty boating supply stores, and a variety of local and regional specialty stores, sporting goods stores and mass merchants. Many of these competitors have stores in markets where we operate. Also, we have a number of competitors engaged in the catalog, Internet and distribution of marine products. The principal factors of competition in our marketplace are selection, quality, availability, price, customer service, convenience and access to a wide variety of merchandise. Although we face tough competition in the marine market, we believe that we offer our customers a value proposition that is unmatched by our competitors through our 254 stores, our eCommerce websites, our regional distribution capabilities and our knowledgeable, skilled associates.
Trademarks and Service Marks
We own the trademarks and service marks “West Marine®”, “West Marine ProTM ,” "Pure Oceans®,” among others. These marks and a number of others are registered (or in the process of being registered) with the U.S. Patent and Trademark Office and in certain foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal.

Associates
As of February 16, 2017, we had 3,831 associates, of whom 1,850 were full-time and 1,981 were part-time or temporary. A significant number of temporary associates are hired during the summer peak selling season. For example, West Marine employed 4,579 associates on July 2, 2016.
International Sales
We promote and sell our marine products internationally, primarily through our direct-to-consumer sales channels. As previously disclosed, to ensure focus and to enable us to redirect resources for investment in our growth strategies, we closed eight of our Canadian stores during 2015, and we will close the remaining two stores by June 2017. For each of 2016, 2015 and 2014, revenues from outside of the United States represented less than 5% of our total net revenues.
Available Information
West Marine’s Internet address is westmarine.com. The information contained on, or that can be accessed through our website is not part of this report. We have included our website address in this report solely as an inactive textual reference.
We make available, free of charge through the “Investor Relations” portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), including the exhibits thereto, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. Interested persons may also access copies of these reports through the SEC’s website, sec.gov. We will furnish to our stockholders any exhibit to this annual report upon the written request of such stockholder and the payment of a specified fee, which is limited to our reasonable expenses.
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
ITEM 1A—RISK FACTORS
Our business faces many risks. The risks described below may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline.
If we are not able to respond to trends emerging in the boating industry and attract a more diverse customer base, our revenues and operating results could materially suffer.
We have identified mega-trends impacting the boating industry, including:

•	Recently, boat sales have improved over prior years; however, boat sales are still well below pre-recession levels, and sales are trending towards boats that are smaller and easier to maintain.

•	The average age of our core customer base ranges from 50 to 54 years old for power boaters and from 55 to 60 years old for sailors.

•	We believe there is increasing competition for our customers' recreational time, and we do not expect a meaningful change in this longer-term trend.

•	Omni-channel retailers have higher cost-to-serve models than pure-play eCommerce retailers, putting pressure on margins as competition increases with greater price transparency.
Intense competition in the boating supplies, apparel and outdoor recreation markets could reduce our revenue and profitability.
We face strong competition in the retail market for recreational boating supplies and apparel from multi-channel retailers, internet-based businesses, catalog retailers, traditional marine supply stores, sporting goods stores and mass merchants. We also have a number of competitors serving professional customers in the distribution of marine products. A key competitive factor in the marine supplies market is price. Price transparency and comparability continues to increase, particularly as a result of digital technology, including increased use of smart-phones or other mobile devices which allow customers to compare prices on a real time basis. The retail industry continues to experience a trend towards an increase in sales initiated online and increased use of mobile applications. Some online-only businesses have lower operating costs than omni-channel retailers like us. Because our business strategy is based on offering an exceptional customer experience and a full range of services to complement the products we offer, our cost structure is higher than some of our competitors, and this, in conjunction with price transparency, puts pressure on our margins and such pressures are expected to continue. In addition, some of our competitors have greater financial resources than us and may be able to offer lower prices than us for a sustained period of time or may increase their spending on advertising and promotions relative to our spending. Also, if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our results of operations. If we are unable to remain competitive in the key areas of customer service, the shopping experience for all customers, quality of products, depth of selection or store environment and location, we may lose market share to our competitors and our sales and profitability could suffer.
Our business is highly seasonal and weather dependent and our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, sustained high winds, natural disasters, such as hurricanes, extraordinary amounts of rainfall, earthquakes or man-made disasters occur, particularly during the peak boating season in our second and third fiscal quarters.
The majority of our revenues and profits occur between the months of April and September, which represent the peak boating months in most of our markets. Our results would be materially and adversely affected if our net revenues were to fall below expected seasonal levels during this period. Our store optimization and merchandise expansion strategies include a focus on providing the space and flexibility to appropriately transition products as we enter and exit peak boating season. If we are not able to successfully implement these strategies on an ongoing basis, we will continue to experience net losses in the first and fourth quarters of each fiscal year.
Our business is also significantly affected by weather patterns. Unseasonably cool weather, prolonged winter conditions, sustained high winds, extraordinary amounts of rainfall or natural or man-made disasters may decrease boating use in the peak season, resulting in lower maintenance needs and boat usage and, therefore, decreased revenues.
Our support center, one of our two distribution centers and our management information systems are located in northern California. If we encounter any disruptions to our operations within these buildings or if they were to shut down for any reason, including fire, earthquake or other natural disaster, we may be delayed or prevented from effectively operating our stores, shipping and processing our products and/or operating our eCommerce websites. Furthermore, the risk of disruption or shut down at these buildings is greater than it might be if they were located in another region, as northern California is prone to natural disasters such as earthquakes, floods and wildfires. Any disruption or shut down at these locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.
We continue to invest in a number of strategies designed to build our long-term strength. If one or more of these strategies is unsuccessful, our profitability could be adversely affected.
Over the past few years, we have launched a number of strategies designed to increase sales, lower costs and strengthen our focus on profitability. These strategies include:
•investing in our eCommerce websites;
•investing in new and existing stores to improve customers' experiences and introducing new and expanded product categories;

•	expanding our business serving professional customers; and

•	improving the retail experience for our retail and professional customers.
To support these growth strategies, we have invested in store development, information technology infrastructure, added key positions to our eCommerce and information technology departments, and made enhancements in marketing to attract a more diverse customer base. If we fail to successfully execute one or more of these strategies, or if positive results from these strategies take longer to realize than originally expected, our profitability in the short and/or long-term could be adversely affected.
Efforts to increase our gross margin and improve profitability due to changes in customer and product mix may not be successful.
We continue to increase our investments in core product merchandise in many markets to support our initiatives to increase sales and profitability. These products generally are sold at higher gross margins and not susceptible to higher seasonal clearance. While we are experiencing increased growth in the sale of core products to retail customers, growth in sales of our merchandise expansion categories is increasing at a more rapid pace, although off a smaller baseline. Our merchandise expansion products are generally sold at lower margins, and some of the products, such as clothing and footwear, are subject to clearance activity as seasonal assortments change. As a result of this product mix shift, we are experiencing gross margin pressure. If this product mix significantly increases, or our initiatives to increase gross profit are not successful, we will face additional gross margin pressure which could adversely impact our profitability.
In addition, in 2016 we restructured certain pricing tiers and other aspects of distribution model servicing our professional customers to offset increased costs and distribution expenses. Because this market is fragmented and highly competitive, we anticipated some sales and market share loss as we worked to improve our gross margins and operational efficiencies. If sales decline and/or we experience market share loss greater than anticipated levels, or if margin gains are not sufficient to offset revenue loss, our financial condition and results of operations could be adversely affected.
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
A critical component of our business strategy is to ensure steady growth in profitability. In connection with this strategy, we implemented and continue to refine our key growth strategies designed to broaden our brand with increase product assortment, revitalize our store experience, increase our eCommerce presence and enhance our operational efficiency. For additional information regarding our strategic plan, see Item 1. Business, "Business Strategies" in this Annual Report on Form 10-K. It may take longer than expected, and require increased investments, to execute on our strategies to broaden our brand appeal which could delay or prevent us from achieving profitability or otherwise have a material adverse effect on our results of operations and financial condition.
Delays in new store openings, unplanned cost overruns, or inability to find suitable sites could materially affect our store optimization strategy and, consequently, our financial performance.
Our expected financial performance is based on our new, remodeled or expanded stores opening on expected dates and on budget. It is possible that events such as construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of God, discovery of contaminants or accidents could delay planned store openings beyond their expected dates, give rise to cost overruns, or force us to abandon planned openings altogether. Additionally, we may incur cost overruns on projects if we underestimate the scope of work or level of expense required. Any failure on our part to recognize or respond to any of the foregoing issues may adversely affect our revenue growth, which, in turn, may adversely affect our operating results. Additionally, if we are unable to find suitable sites, our financial performance may be adversely impacted.
Our eCommerce operations subject us to numerous risks that could have an adverse effect on our operating results.
We are pursuing a heightened focus on technology to enhance our eCommerce business by broadening the selection of our on-line merchandise offering and improving product search performance. Revenues generated by eCommerce constitute an increasing portion of our overall revenues and subject us to certain risks that could have an adverse effect on our operating results, including: diversion of traffic and sales from our stores; liability for on-line content; and risks related to the computer systems that operate our websites and related support systems, such as computer viruses, electronic break-ins and similar disruptions. Changing regulations and laws governing the Internet and eCommerce transactions (including taxation, user privacy, data protection, pricing and electronic communications) could impede the growth of our eCommerce business and increase our cost of doing business.  In addition, other risks beyond our control, such as entry of our vendors in the eCommerce business in competition with us, and on-line security breaches could have an adverse effect on our results of operations.
Our business may be adversely affected if we are unable to provide our customers a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.
The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles and television set-top devices, has increased dramatically in the past several years. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such applications. If we are unable to attract consumers to our websites through these devices or are slow to develop a version of our websites that is more compatible with alternative devices or a mobile application, we may fail to capture a significant share of consumers using these devices or applications, which could adversely affect our business.
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
Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. The retail industry, by its nature, is volatile and sensitive to numerous factors, including consumer preferences, competition, market conditions and general economic conditions. None of these factors are within our control. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We typically order merchandise well in advance of the peak selling season. The extended lead times for many of our purchases make it difficult for us to respond rapidly to new or changing product trends, increases in customer demand or changes in prices. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our revenues may decline, we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, any of which would result in lower profit margins.
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
Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified associates or if we lose key management.
Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified associates, including general managers, assistant managers, eCommerce associates and store associates, who understand retail, appreciate boating and water-related activities, and the varied product lines we carry, and are able to communicate knowledgeably with our customers. Qualified individuals of the requisite caliber and in the numbers needed to fill these positions may be in short supply in some areas. Historically, turnover rates in the retail industry are high in comparison to other industries. In particular, the relatively rural location of our support center in Watsonville, California, has on occasion limited our ability to attract and recruit candidates with required background and experience in the retail, information technology and eCommerce fields.
Additionally, competition for qualified associates could require us to pay higher wages to attract a sufficient number of associates. An inability to recruit and retain a sufficient number of qualified individuals in the future may delay the planned openings of new stores. Any such delays, any material increases in associate turnover rates or any increases in labor costs could have a material adverse effect on our business, financial condition or operating results.
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
Any failure to amend or extend our line of credit could have an adverse material effect on our future operating results.
Our current loan and security agreement expires in November 2017. We are in the process of negotiating and amending the current loan and security agreement; however, if we fail to amend the current line of credit or are unable to secure a line of credit from another bank, our business and results of operations could be adversely affected.
Economic conditions in the U.S. and key international markets or other conditions leading to a decline in consumer discretionary spending may materially and adversely impact our operating results.
We sell products and services that consumers tend to view as discretionary items rather than necessities. As a result, our results of operations tend to be more sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, consumers' ability to obtain credit, as well as fuel and energy costs, could reduce consumer spending or change consumer purchasing habits. In the recent past, many of these factors adversely affected consumer spending and, consequently, our business and results of operations. A slowdown in the U.S. or global economy, continued economic and financial instability in Europe or an uncertain economic outlook could materially and adversely affect consumer spending habits and our operating results in the future. Legislative changes, including those related to trade and import taxes, could have an adverse impact on our results.
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
Any failure to maintain the security of the information relating to our business, customers, associates and vendors, whether as a result of cybersecurity attacks or otherwise, could damage our reputation with customers, associates and vendors, cause us to incur substantial additional costs, including fines and penalties, and to become subject to litigation, and could adversely affect our operating results.
We receive certain personal information about our customers, associates and vendors. We also rely on business partners to provide services to us that may include the sharing of important business information or data about our customers, associates and vendors. In addition, our point of sale at stores and online operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. While we maintain security measures to protect and to prevent unauthorized access to such information, it is possible that unauthorized parties (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might compromise our security measures or those of our service providers and obtain the personal information of customers, associates and vendors that we hold or other confidential company data. Such an occurrence could adversely affect our reputation with our customers, associates and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of fines and penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations. Likewise, with increased cybersecurity attacks in various industries, including the retail sector, we cannot be assured that we will be able to attract and retain sufficient qualified IT security personnel, especially in light of the increased demand for such personnel in all industries.
In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft.  These laws will likely increase the costs of doing business and, if we fail to comply with these laws and regulations, to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these new laws, we could be subject to potential claims for damages and other remedies, which could harm our business.
If we are unable to implement, maintain and/or upgrade our information systems and software programs or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient and our key growth strategies may not be successful.
We depend on information systems for many aspects of our business. We rely on certain software vendors to implement, maintain and periodically upgrade many of these systems so that we can continue to support our business. We could be materially adversely affected if our information systems are disrupted or if we are unable to implement, improve, upgrade, maintain and expand systems, particularly in light of our continued focus on our omni-channel business model and growth strategies.
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
Randolph K. Repass, our founder and a member of our board of directors, beneficially owns approximately 26% of our common stock. As a result, Mr. Repass has substantial influence in the election of our directors and, in general, the outcome of any matter submitted to a vote of our stockholders, including mergers, consolidations or the sale of all or substantially all of our assets. Due to his significant ownership position, Mr. Repass may be able, in concert with others, to prevent or to cause a change in control of West Marine. The interests of Mr. Repass in any matter to be voted on or in any transaction with us may be different than those of other stockholders. Additionally, because of our current common stock price, aggregate market capitalization, the potential market value of our assets and cash position, we may be an attractive target to a buyer or subject to a hostile takeover. Since our stock is concentrated in the hands of Mr. Repass and a limited number of independent stockholders, any of such stockholders could exercise their rights to influence the strategic direction of West Marine to the detriment of our existing plans.
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
With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the "ACA"), we are required to provide affordable coverage, as defined in the ACA, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the ACA. Many of these requirements are currently contemplated to be phased in over a period of time. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in federal or state workplace regulations could adversely affect our operating results.
We have begun to operate a wholly-owned captive insurance subsidiary and participation in a reinsurance program for extended warranties starting in 2017. Our overall business may be adversely affected if the captive insurance is not successful or we incur larger losses than anticipated.
With our captive insurance program, there is inherent risk involved and it's the function of West Marine, Inc. to absorb negative loss developments. Specifically, with product warranty programs, future developments regarding the products comprising the program and their attendant loss development remains uncertain. If future loss experience materially deviates from our current estimates, it may have a negative effect on our operating results.
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
We take precautionary measures to protect our brand, including registering our various trademarks in the United States and internationally and by relying on trade secret, patent, copyright and trademark laws and confidentiality agreements with our associates and third parties, all of which offer only limited protection. We do not know whether the U.S. Patent & Trademark Office or corresponding foreign agencies will grant registrations based on our pending trademark applications. Even if registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. Despite our efforts, the steps we have taken to protect our intellectual property rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States.
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
We contract to manufacture, market and distribute products purchased from third-party suppliers, including products which are marketed and resold under our private label brands. We may inadvertently resell products that contain a defect that may cause property damage or personal injury to our end-user customers, which therefore exposes us to the risk of adverse publicity, product quality issues, product liability claims, and product recalls or other regulatory or enforcement actions, including those initiated by the U.S. Consumer Product Safety Commission, by state regulatory authorities or through private causes of action. We generally seek contractual indemnification and insurance coverage from our suppliers and we carry our own insurance. However, if the insurance coverage is not provided or adequate and/or the contractual indemnification is not provided by or enforceable against the supplier, product liability claims relating to the quality of or to defective and/or recalled products could have a material adverse effect on our ability to successfully market our products and on our business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the costs associated with defending such claims and/or the negative publicity surrounding a product recall or any assertion that our products caused property damage or personal injury, could damage our brand identity and our reputation with existing and potential customers and have a material adverse effect on our business, financial condition and results of operations.
Changes in, or failure to comply with, laws and regulations could increase our cost of doing business and/or adversely impact the boating industry, and, we are subject to governmental export and import controls that could subject us to liability.
We are subject to a wide variety of laws and regulations in the United States and the other countries and jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices and/or our profitability. Changes in U.S. or foreign law that change our operating requirements with respect to sourcing or reselling products could increase our costs of compliance or make it too expensive for us to offer such products, which could lead to a reduction in revenue. Also, changing regulations and laws governing the Internet, eCommerce, electronic devices and other services (including taxation, user privacy, data protection, pricing and electronic and mobile communications, environmental regulations and information reporting requirements) could diminish the demand for our products and services, impede the growth of our eCommerce business and increase our cost of doing business. In addition, changes in interpretations of laws or regulations, including interpretations as to what constitutes personally identifiable information, could adversely impact industry practices related to the collection and use of customer information. Any changes we make in the manner in which we collect and/or use such information could add significant costs, expose us to litigation, impact our marketing efforts, impede growth of our customer database and limit our customer-service offerings. Furthermore, changes in federal or state wage requirements (including changes in minimum wage requirements, entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation) could adversely impact our ability to achieve our financial targets.
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
Many of the products we sell are sourced by our vendors and, to a limited extent, by us, in many foreign countries. In addition, we export merchandise to international customers. As a result, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad or exporting merchandise to customers abroad, such as: potential disruptions in supply; changes in duties, tariffs, quotas on imported and exported merchandise; strikes and other events affecting delivery; consumer perceptions of the safety of imported merchandise; concerns about human rights, working conditions and other labor rights and conditions in foreign countries where merchandise is produced; disruptions of shipping and international trade caused by natural and man-made disasters; significant delays in the delivery of cargo due to security considerations; and economic and political conditions or terrorist acts, or other problems in countries from or through which merchandise is imported and exported. Although we have policies and procedures to address these deficiencies and to facilitate compliance with laws and regulations relating to doing business in foreign markets and importing merchandise from, and exporting merchandise abroad, such laws and regulations are highly complex and there can be no assurance that our associates, contractors, agents, vendors or other third parties with whom we do business will not violate such laws and regulations or our policies, which could adversely affect our operations or operating results.
We are required to disclose the use of 'conflict minerals' in certain of the products we distribute, which imposes costs on us and could raise reputational and other risks.
The SEC has promulgated rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of “conflict minerals” (which are defined as tin, tantalum, tungsten and gold) that are mined from the Democratic Republic of the Congo and adjoining countries. These rules have required, and currently will continue to require, due diligence and the filing of reports annually with the SEC regarding such matters. There are costs associated with complying with these disclosure requirements, including costs to determine the source and custody of conflict minerals, if any, that are used in the manufacture of our products. We also may face reputational challenges if we are unable to verify the origins for all conflict minerals used in our products, or if we are unable to conclude that our products are “conflict free.”  Over time, conflict minerals reporting requirements may affect the sourcing, price and availability of our products, and may affect the availability and price of conflict minerals that are certified as conflict free, which may adversely affect our business, financial condition or results of operations.
Changes in accounting standards, interpretations or applications of accounting principles, and subjective assumptions, estimates and judgments by management related to complex accounting matters, could significantly affect our financial results.
GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business including, but not limited to, inventory valuation adjustments, capitalized indirect costs, costs associated with exit activities, impairment of long-lived assets, workers’ compensation reserves, and valuation allowances against our deferred tax assets are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance. Additionally, changes in accounting principles and related accounting pronouncements, their interpretation and/or their application to our financial statements, particularly in light of the ongoing convergence of GAAP and International Financial Reporting Standards, could result in material charges to our financial statements.
Our business and financial results may be adversely affected by global climate change or by legal, regulatory or market responses to such change.
The prevailing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, especially during peak boating season, could reduce boat usage, the sale of our products or materially affect our store locations, which are primarily located in coastal areas, through storm damage, restricted water access from droughts, reduced traffic, or increased insurance rates. Additionally, concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers which, if adopted, may adversely affect the boating industry and the suppliers of our retail products. Laws enacted may increase production costs for many of our retail products and, therefore, the prices we pay to stock such products may increase. We may not be able to pass along these increased prices to our customers, which could adversely impact our business and financial results.
ITEM 1B—UNRESOLVED STAFF COMMENTS
None.

ITEM 2—PROPERTIES
Our executive offices and support center are located in a 98,000 square foot facility in Watsonville, California, which we occupy under a lease that was last amended in October 2016. The amendment extends the term to October 31, 2021, with one five-year extension at our option. Base rent is initially fixed at $1.2 million per year for the first two years. The base rent could be adjusted if we exercise our right under the amendment to give back a portion of the leased space during the term, subject to certain conditions.
We operate a 240,000 square foot distribution center located in Hollister, California, under a lease that expires in 2021. We also operate a 472,000 square foot distribution center located in Rock Hill, South Carolina, under a lease that expires in 2022.
At December 31, 2016, our 254 stores comprised an aggregate of approximately 2.6 million square feet of space. All of our stores are leased, typically for a five-year or 10-year initial term, with options to renew for at least one five-year period. In some leases, we pay a fixed rent and in others we have a period of fixed rent and then a rent charge that is either fixed, determined by fair market rent, periodic rent adjustments based on store revenues or by a consumer price index calculation.
Substantially all of our leases, including those covering our support center and distribution facilities, require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses and common area maintenance.
ITEM 3—LEGAL PROCEEDINGS
As previously reported, in February 2016, the Superior Court of the State of California, County of San Diego, approved the settlement, on an individual and class-wide basis, of a complaint brought by a California former hourly employee who alleged that West Marine failed to properly pay overtime to California employees who earned bonuses or commissions in violations of certain provisions of California Labor Code and the California Business and Professional Code. The aggregate obligation, including settlement funds, plaintiff’s attorneys’ fees and costs and settlement administration costs had no material impact on our financial statements. See Note 6 to our consolidated financial statements for further discussion.
We are also involved in various other legal and administrative proceedings, claims and litigation and regulatory compliance audits arising in the ordinary course of business. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact our results in the quarter and/or fiscal year in which such developments, settlements or resolutions are reached.
Based on the facts currently available, we do not believe that the disposition of the class action lawsuit discussed above or any other claims, regulatory compliance audits, legal or administrative proceedings that are pending or asserted, individually and in the aggregate, will have a material adverse effect on our financial position or results of operations. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact our financial position or results of operations in any given period.
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
ITEM 4—MINE SAFETY DISCLOSURE
None.

PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol “WMAR”. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported by the NASDAQ Stock Market.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
High	$9.49	$10.03	$9.90	$11.35
Low	$7.94	$8.24	$8.13	$7.88
2015
High	$13.48	$10.81	$9.95	$10.28
Low	$9.24	$8.93	$7.74	$8.26
As of February 16, 2017, there were approximately 6,047 holders of record of our common stock, and the last sale price reported on the NASDAQ Global Select Market was $9.17 per share.
The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our definitive proxy statement for our 2017 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this report.

The following graph compares the five-year cumulative total stockholder return on West Marine common stock with the five-year cumulative total return of (i) the NASDAQ Composite Index and (ii) peer companies in the Morningstar Industry Group—Specialty Retail index. The graph showing the Morningstar Industry Group—Specialty Retail was compiled and prepared for West Marine by Zacks Investment Research. We have been advised by Morningstar that Zacks Investment Research is the exclusive provider of Morningstar industry data for total return performance graphs. The Morningstar index presented below consists of 224 specialty retailers.

250
200
150
100
50
0
DOLLARS
12/31/2011
12/29/2012
12/28/2013
1/3/2015
1/2/2016
12/31/2016
WEST MARINE, INC.
MORNINGSTAR INDUSTRY GROUP INDEX
NASDAQ COMPOSITE INDEX
COMPARISON OF 5 YEAR CUMMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON DEC. 31, 2011
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING DEC. 31, 2016

Fiscal Year End:	12/31/2011	12/29/2012	12/28/2013	1/3/2015	1/2/2016	12/31/2016
West Marine, Inc.	$100.00	$91.92	$121.58	$107.48	$73.00	$90.03
Specialty Retail	100.00	128.04	185.52	183.15	210.29	229.70
NASDAQ Composite Index	100.00	115.15	163.76	188.49	201.98	219.89
The performance graph set forth above will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that we specifically incorporate it by reference, and will not otherwise be deemed to be soliciting material or to be filed under such Acts.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA
The following consolidated balance sheet data for 2016 and 2015 and consolidated statement of operations data for 2016, 2015 and 2014 have been derived from our audited consolidated financial statements for the fiscal years appearing elsewhere in this report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and notes thereto in Item 8. The consolidated balance sheet data for 2014, 2013 and 2012, as well as the statement of operations data for 2012, are derived from audited consolidated financial statements and the notes thereto that are not included in this annual report on Form 10-K.

(in thousands, except per share and operating data)	2016	2015	2014	2013	2012
Consolidated Statements of Operations Information:
Net revenues	$703,371	$704,825	$675,751	$663,174	$675,251
Income from operations	12,036	7,746	4,432	15,743	25,298
Income before income taxes	11,604	7,294	4,004	15,309	24,457
Net income	6,535	4,520	1,948	7,837	14,719
Net income per share:
Basic	$0.26	$0.18	$0.08	$0.32	$0.63
Diluted	0.26	0.18	0.08	0.32	0.62
Consolidated Balance Sheet Information:
Working capital	$237,455	$226,698	$224,026	$222,980	$217,750
Total assets	406,102	391,815	385,501	364,243	350,979
Operating Data:
Stores open at year-end	254	263	279	287	300
Comparable stores net sales increase (decrease) (1)	0.8%	4.9%	1.2%	(1.8)%	3.1%

(1)
Comparable store sales are calculated by including net sales of stores that have been open at least 13 months. Therefore, a store is included in the comparable store sales in the fiscal period in which it commences its 14th month of operations. Stores that were closed or substantially remodeled (i.e., resulting in an increase or decrease of 40% or more of selling square footage) are excluded from the comparable store sales base. Substantially remodeled stores are re-included in the comparable store sales in the fiscal period in which the 14th of operations commences following the completion of the remodel. Beginning in fiscal 2013 and in line with our omni-channel focus, we reported comparable store sales results to include sales from our direct-to-consumer and professional channels. For fiscal year 2012, previously-reported comparable store sales, which excluded direct-to-consumer and professional sales, were 3.3%.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and supplementary data in Item 8 of this Annual Report on Form 10-K.
Forward-Looking Statements
The statements in this report that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, among other things, statements that relate to our future plans, expectations, objectives, performance and similar projections, such as:

•	future earnings and growth in sales and profitability;

•	the continued success of our key growth strategies: eCommerce expansion, store optimization, and merchandise expansion;

•	our ability to continue to manage our expenses and execute on our growth strategies in a relatively flat boating equipment market;

•	as well as facts and assumptions underlying these statements or projections.
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
Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
Overview
West Marine, a leading omni-channel specialty retailer exclusively offering boating gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water, generated 2016 net revenues of $703.4 million and net income of $6.5 million. Providing great customer experiences and a consistent brand is important to us, regardless of the sales channel our customer uses. Our 254 stores open at the end of 2016 are located in 38 states, Puerto Rico and Canada. As previously disclosed, to ensure focus on and to enable us to redirect resources for investment in our growth strategies, we planned to close our ten Canadian stores as leases expire. Eight stores were closed during 2015 with the remaining two stores to be closed by June 2017. As a result of our numerous stores and our eCommerce websites reaching domestic and international customers, we are recognized as a dominant waterlife outfitter for cruisers, sailors, anglers and paddlesports enthusiasts.
We have been focusing on the following key growth strategies and will continue to focus on and invest in these strategies in 2017 (for additional information refer to Item 1. Business of this annual report on form 10-K):

•	eCommerce

•	Store optimization

•	Merchandise expansion
We have invested significant resources in support of these key growth strategies and the pace of our investments will continue through 2017, including additional capital investments to further improve our eCommerce websites and to upgrade our information technology infrastructure. This work supports our omni-channel retail model, designed to provide a seamless customer experience across all shopping channels. We will also incur additional investments in staffing to support execution of these initiatives in key areas, such as information technology and eCommerce. In addition, there will be incremental investments in marketing which, along with a reallocation of some of our traditional media spending, is intended to attract a more diverse group of customers and, thereby, grow our customer base. These strategies and investments are expected to better position us to deliver incremental sales and operating margin improvement over time.

Results of Operations
The following table sets forth certain income statement components expressed as a percent of net revenues:

	2016	2015	2014
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	70.8%	71.3%	71.4%
Gross profit	29.2%	28.7%	28.6%
Selling, general and administrative expense	27.5%	27.6%	27.9%
Income from operations	1.7%	1.1%	0.7%
Interest expense	0.1%	0.1%	0.1%
Income before income taxes	1.6%	1.0%	0.6%
Provision for income taxes	0.7%	0.4%	0.3%
Net income	0.9%	0.6%	0.3%
Fiscal 2016 compared with Fiscal 2015
Revenues
Net revenues for 2016 were $703.4 million, a decrease of $1.5 million, or 0.2%, compared to net revenues of $704.8 million for 2015. This decrease primarily was due to the closure of underperforming stores and store optimization projects during the period. Comparable store sales, however, increased by $5.1 million, or 0.8%, during the period. Comparable store sales results for the first, second, third and fourth quarters of 2016 were increases of 2.7%, 1.1% and 0.2% and a decrease of (1.0)%, respectively.
Revenues from core products, which represented 76.5% and 77.1% of our total revenues for 2016 and 2015, respectively, decreased by 1.0% during 2016 as compared to last year. Contributing toward lower core product revenues was a 3% decline in revenues from our professional customers.
As compared to last year, we saw positive sales growth from our three key strategies: eCommerce; merchandise expansion; and store optimization. Sales through our eCommerce channel, driven by domestic eCommerce growth, increased by 19.7% for the year. The eCommerce channel represented 11.4% of our 2016 revenues, as compared to 9.5% last year. Sales in our merchandise expansion categories increased by 2.0%. Merchandise expansion products represented 23.5% of our 2016 revenues, as compared to 22.9% last year. Finally, with respect to our progress toward our goal of 50% of sales from waterlife stores, we reached our goal and achieved 50.1% for the year, compared to 46.0% in 2015. During 2016, we re-branded our professional services business, formerly Port Supply, to WestMarinePro. Our portsupply.com site became westmarinepro.com and, while still a small portion of the overall professional services business, sales through this site increased by 42.9% compared to 2015.
Gross profit
Gross profit increased by $3.6 million, or 1.8%, to $205.7 million in 2016, compared to $202.0 million for 2015, primarily due to improvements in cost of goods sold. Gross margin increased to 29.2% in 2016, compared to 28.7% in 2015. This primarily was driven by an improvement in supply chain efficiencies of 0.3%, due to improved inventory management. Additionally, occupancy expense decreased year-over-year as a percentage of revenues by 0.2% as a result of closing underperforming stores and our store optimization strategy. In addition, purchasing efficiencies improved year-over-year by 0.2% of revenues. The increase in gross margin was partially offset by higher shrinkage, which increased by 0.1%. Cost of goods sold includes costs related to the purchase, transportation and storage of merchandise, shipping expense and store occupancy costs. Consideration in the form of cash or credits received from vendors is recorded as a reduction to cost of goods sold as the related products are sold.
Selling, general and administrative ("SG&A") expense
SG&A expense for 2016 was $193.6 million, a decrease of $0.7 million, or 0.3%, compared to $194.3 million last year. SG&A expense decreased as a percentage of revenues to 27.5% in 2016, compared to 27.6% in 2015. Primary drivers of lower SG&A expense were: $3.5 million lower payroll expense, primarily attributable to variable compensation; $0.7 million related to the sale of a Perth Amboy, New Jersey store location; and a $0.7 million partial settlement received from the Deepwater Horizon Settlement program. These expense containment factors were partially offset by $1.7 million in higher training costs, including West Marine University, our biennial company-wide training event, and other store associate training programs; $1.7 million higher depreciation related to store and technology investments; and $1.2 million attributable to higher benefit costs, including an increase in year-over-year healthcare claims.

Interest expense
Interest expense was $0.4 million in 2016, down from $0.5 million in 2015. This expense consists primarily of the amortization of commitment fees, as our borrowings were minimal in 2016. Cash provided by operating activities funded property and equipment investments.
Net Income
Net income for 2016 was $6.5 million, compared to net income for 2015 of $4.5 million. Our effective income tax rate for 2016 was 43.7%, compared to 38.0% in 2015. The year-over-year change in our effective tax rate primarily was due to additional foreign tax expense for our Puerto Rico subsidiary in 2016 related to partially disallowed inter-company expense which drove an overall 3% increase in the effective tax rate. In addition, for 2016, our reserve for uncertain tax positions related to state and foreign interest increased the effective rate by 2%. Whereas in 2015, there was an overall reduction of 4% related to releases of reserves due to lapses of statute of limitations.
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
Revenues from core products, which represented 79.2% and 81.3% of our total revenues for 2015 and 2014, respectively, increased by 2.8% during 2015 as compared to 2014. We believe our core product sales benefited from our focus on core boating products in traditional stores, more normal weather patterns during the key boating season, and generally favorable boating industry results during 2015.
As compared to the same period last year, we saw positive sales growth from our three key strategies: eCommerce; merchandise expansion; and store optimization. Sales through our eCommerce channel, driven by domestic eCommerce growth, increased by 32.5% for the year. The eCommerce channel represented 9.5% of our 2015 revenues, as compared to 7.7% in 2014. Sales in our merchandise expansion categories increased by 16.4%. Merchandise expansion products represented 20.8% of our 2015 revenues, as compared to 18.7% of our 2014 revenues. Finally, with respect to our progress toward our goal of 50% of sales from waterlife stores, we achieved 45.7% for 2015 compared to 41.0% in 2014. We also experienced increased sales to professional customers during 2015, primarily through our store locations. During 2015, we launched a new website targeting professional customers and, while still a small portion of the overall professional services business, sales through this site increased by 71.8% compared to 2014.
Gross profit
Gross profit increased by $8.9 million, or 4.6%, to $202.0 million in 2015, compared to $193.2 million for 2014, primarily due to higher sales. Gross margin increased to 28.7% in 2015, compared to 28.6% in 2014. This primarily was driven by an improvement in occupancy expenses, which were relatively flat year-over-year and improved as a percentage of revenues by 0.5% on higher sales. In addition, buying and distribution costs improved year-over-year by 0.1% of revenues. The increase in gross margin was partially offset by a decline in raw product margin, which decreased by 0.5%, primarily due to a product mix shift from core boating products to include more merchandise expansion products.
Selling, general and administrative expense
SG&A expense for 2015 was $194.3 million, an increase of $5.5 million, or 2.9%, compared to $188.8 million in 2014. SG&A decreased as a percentage of revenues to 27.6% in 2015, compared to 27.9% in 2014. Drivers of higher SG&A expense included a $6.8 million increase for variable compensation in line with partial achievement of target thresholds, and a $2.8 million increase in depreciation expense, primarily to support our growth strategies and infrastructure investments. These increases were partially offset by $1.5 million lower expenses associated with the extra fiscal week included in 2014 results, $1.4 million lower marketing and advertising expenses, and $1.1 million lower store payroll costs and lower expense related to healthcare claims incurred in 2015 compared to 2014.

Interest expense
Interest expense was $0.5 million in 2015, up from $0.4 million in 2014. Cash provided by operating activities funded property and equipment investments.
Net Income
Net income for 2015 was $4.5 million compared to net income for 2014 of $1.9 million. Our effective income tax rate for 2015 was 38.0%, compared to 51.3% in 2014. The year-over-year change in our effective tax rate primarily was due to the 2014 placement of a valuation allowance of $0.8 million against our Canadian net deferred tax assets, partially offset by the 2014 release of uncertain tax benefits and prior year deferred true ups. The primary driver of our 2015 tax rate relates to changes to our reserve for uncertain tax positions. During the fourth quarter of 2015, we released a portion of a reserve for statutes of limitations, which drove our rate down (4%). This reduction was partially offset by increases in reserves for our Puerto Rican operations, which added 2% back to the rate. The normal effective tax rate would have been approximately 38.7% without the drivers detailed above.
Liquidity and Capital Resources
Our cash was used to fund working capital, operating expenses, debt service and capital expenditures, primarily related to the build-out of new stores, store revitalization projects and improvements in our information technology infrastructure, which support our store optimization and eCommerce growth strategies. Funds generated by operating activities, available cash and our credit facility are our largest sources of cash. At the end of both 2016 and 2015, we were debt free. The highest outstanding balance during 2016 and 2015 was $0.3 million and $0.2 million, respectively. However, we may borrow against our credit facility during the first half of each year as we build inventory levels in preparation for the key boating season. We believe that our cash, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the foreseeable future.
Working capital, the excess of current assets over current liabilities, increased to $237.1 million at the end of 2016, compared to $226.7 million at the end of 2015. The increase in working capital primarily was attributable to a $28.0 million increase in cash, partially offset by a $10.8 million decrease in inventory and a $6.7 million increase in accounts payable. The increase in cash is due to improved profit margin and inventory management, as well as timing of payments with our trade vendors.
Operating Activities
During 2016, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities increased year-over-year by $26.0 million, to $49.3 million, compared to $23.3 million last year. The increase in cash provided by operating activities was due to changes in operating assets and liabilities, including decreases in merchandise inventories and other current assets and increases in accounts payable and other accrued expenses, when compared to fiscal 2015. Additionally, net income improved to $6.5 million versus the prior year's net income of $4.5 million. These improvements to operating cash were offset by decreases in accrued payroll due to a decrease in variable compensation year-over-year. Non-cash charges to earnings in 2016 included depreciation and amortization of $22.2 million, stock-based compensation of $2.8 million and deferred income taxes of $2.5 million.
During 2015, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities decreased year-over-year by $0.7 million, to $23.3 million, compared to $24.0 million in 2014. The decrease in cash provided by operating activities primarily was due to changes in operating assets and liabilities, including lower increases in merchandise inventories when compared to fiscal 2014 to support higher sales and to help drive our strategy of merchandise expansion, as well as growing sales of core products, decreases in accounts payable resulting from the timing of payments to vendors and increases in accrued expenses due to timing of payments and accrued variable compensation. Additionally, net income increased to $4.5 million versus the prior year's net income of $1.9 million. Non-cash charges to earnings in 2015 included depreciation and amortization of $20.7 million, stock-based compensation of $2.8 million and deferred income taxes of $1.8 million.
During 2014, our primary source of liquidity was cash flow from operations. Net cash provided by operating activities increased year-over-year by $10.4 million, to $24.0 million, compared to $13.6 million in 2013. The increase in cash provided by operating activities primarily was due to changes in operating assets and liabilities, including increases in accounts payable resulting from the timing of payments to vendors and increases in accrued expenses. Additionally, this was offset by a decrease in net income of $1.9 million in 2014 versus net income of $7.8 million in 2013. Non-cash charges to earnings in 2014 included depreciation and amortization of $18.2 million, stock-based compensation of $3.1 million and deferred income taxes of $3.3 million.
Investing Activities
In 2016, our capital expenditures were $22.7 million, primarily for new stores, store remodels, eCommerce website development, information technology and investment in supply chain efficiencies. We opened five new stores in 2016. In 2017, we expect capital spending to be slightly below depreciation expense at approximately $22.2 million. Additionally, we will continue to invest in enhancements to our information technology infrastructure (including hardware and software). We intend to fund our expansion through cash generated from operations and, if necessary, credit facility borrowings.
In 2015 and 2014, our capital expenditures were $22.5 million and $24.5 million, respectively, mostly for new stores, store remodels, information technology and investment in supply chain efficiencies. We opened three new stores in 2015 and, in 2014, we opened seven new stores and remodeled three stores.
Financing Activities
Net cash provided by financing activities was $0.4 million in 2016, primarily attributable to cash from share-based compensation plans, partially offset by withholding of shares for statutory taxes related to restricted stock units vesting during the year. Net cash provided by financing activities was $1.6 million in 2015, primarily consisting of $1.6 million increase in cash from associate share-based compensation plans. Net cash used in financing activities was $2.2 million in 2014, primarily consisting of $4.8 million used toward share repurchases, partially offset by $2.5 million increase in cash from associate share-based compensation plans.
Credit Agreement
Our loan and security agreement, as amended, with Wells Fargo Bank, National Association and the other signatory lenders provides a maximum available borrowing capacity of $120.0 million. In addition, at our option and subject to certain conditions, we may increase our borrowing capacity up to an additional $25.0 million. The loan and security agreement expires in November 2017. For more information, see Item 1A. Risk Factors— "Any failure to amend or extend our line of credit could have an adverse material effect on our future operating results."
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
The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For 2016, 2015 and 2014, the weighted-average interest rate on all of our outstanding borrowings was 4.0%, 3.8% and 3.8%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of December 31, 2016, we were in compliance with the covenants under our loan agreement.
At the end of 2016 and 2015, there were no amounts outstanding under our revolving credit facilities, and we had $104.3 million and $105.3 million, respectively, available for future borrowings. At the end of 2016 and 2015, we had $4.2 million and $4.8 million, respectively, of outstanding commercial and stand-by letters of credit. We strategically manage our debt over the course of our fiscal year. We incur seasonal fluctuations in our cash flows and, therefore, we incur debt as we build up our inventories for spring in order to maintain stock levels sufficient to fulfill customer needs and maximize sales during the main boating season. The highest outstanding balance during 2016 and 2015 was $0.3 million and $0.2 million, respectively. Our weighted-average outstanding balances for both the first quarters of 2016 and 2015 were less than $0.1 million. For both our second quarters of 2016 and 2015, the weighted-average outstanding balances were not material. The third quarter weighted-average outstanding balances for 2016 and 2015 were not material and less than $0.1 million, respectively. The fourth quarter weighted-average outstanding balances for both 2016 and 2015 were less than $0.1 million.
We may borrow against our aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at both year-end 2016 and 2015. Our borrowing base at each of our last two fiscal year-ends consisted of the following (in millions):

	2016	2015
Accounts receivable availability	$5.0	$5.6
Inventory availability	122.4	123.3
Less: reserves	(6.9)	(6.6)
Less: minimum availability	(12.0)	(12.2)
Total borrowing base	$108.5	$110.1
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$—	$—
Outstanding letters of credit	4.2	4.8
Total obligations	$4.2	$4.8

Accordingly, our availability as of fiscal year end 2016 and 2015, respectively, was (in millions):

Total borrowing base	$108.5	$110.1
Less: obligations	(4.2)	(4.8)
Total availability	$104.3	$105.3
Non GAAP Measure
In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the UnitedStates of America. ("GAAP"), we are providing EBITDA, which is a non-GAAP financial measure, as a supplemental measure to help investors evaluate our fundamental operational performance. EBITDA is defined as net income (loss) plus interest expense, income tax expense(benefit), and depreciation and amortization. EBITDA is not a presentation made in accordance with GAAP, is not a measure of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements or replacement of fixed assets. By eliminating interest, income taxes, depreciation and amortization, we believe the result is a useful measure across time in evaluating our fundamental core operating performance. We also believe that EBITDA provides a clearer picture of operating performance of the business, given the significant investments we are making in the growth of the business, by eliminating the effects of depreciation and interest expense.
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
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA (in millions):

	2016	2015
Net income	$6.5	$4.5
Add:
Interest expense	0.4	0.5
Depreciation and amortization *	22.0	20.5
Income tax expense	5.1	2.8
EBITDA	$34.0	$28.3
* Included in cost of goods sold and SG&A. Amortization of deferred financing costs related to our revolving credit facility are included in interest expense.
Contractual obligations
Aggregate information about our unconditional contractual obligations as of December 31, 2016 is presented in the following table (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual cash obligations:
Operating leases(1)	$289,375	$49,353	$84,237	$66,067	$89,718
Purchase commitments(2)	56,227	56,227	—	—	—
Bank letters of credit	4,220	4,220	—	—	—
Other long-term liabilities	7,897	2,879	2,962	1,762	294
	$357,719	$112,679	$87,199	$67,829	$90,012

(1)	Operating lease amounts in this table represent minimum amounts due under existing agreements and exclude costs of insurance, taxes, repairs and maintenance.

(2)	All but a limited number of our purchase commitments are cancelable by us without penalty; however, we do intend to honor these commitments.
We are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as delivery of functioning software products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. This table does not include amounts related to our uncertain tax positions of $0.8 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions.
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
Seasonality
Historically, our business has been highly seasonal. In 2016, approximately 63% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.
Business Trends
We believe that there are fundamental trends continuing to impact our industry that are affecting our customers and their purchase patterns. These trends reinforce our realization that the core boat parts and accessories business will not be sufficient to meet our growth expectations. To accomplish our goal of achieving steady, profitable growth, we are continuing our emphasis on execution of our growth strategies to expand our potential market and reduce our dependence on weather.
Our key growth strategies, including our 15/50 plan, have delivered encouraging results. As we continue to test and learn, we have ramped up our investments, with the results outlined below:

•
eCommerce: The first number in the 15/50 plan refers to our objective to grow our eCommerce business to 15% of total sales by the end of 2019. Sales from eCommerce increased by 19.7% for the 52 weeks ended December 31, 2016 as compared to 52 weeks ended January 2, 2016. eCommerce sales represented 11.4% of total sales this year, up from 9.5% for the prior year.

•
Store optimization: The second number in the 15/50 plan reflects our goal of deriving 50% of total sales from our waterlife stores. We achieved this goal in 2016, which is earlier than we originally projected. We expect to increase the number of waterlife stores, which provide a new shopping experience for our customers, both in terms of store design and expanded product assortment. For the 52 weeks ended December 31, 2016, sales through waterlife stores represented 50.1% of total sales, compared to 46.0% for the 52 weeks ended January 2, 2016.

•
Merchandise expansion: Sales in our merchandise expansion categories support the eCommerce and store optimization strategies and grew by 2.0% for the 52 weeks ended December 31, 2016. During this same period, sales in our core categories decreased by 1.0%. This strategy welcomes a broader base of customers who are passionate about recreating on and around the water by providing a wider selection of products. We offer this expanded assortment in our waterlife stores, on our retail eCommerce website and, in a targeted fashion, in our revitalized stores. Sales of merchandise expansion products represented 23.5% of total sales for 2016, up from 22.9% in 2015.

We continue to see evidence of positive inter-dependence across our growth strategies. Specifically, our eCommerce and store optimization strategies are enabling us to better present our merchandise expansion product offerings, and all of our strategies have resulted in attracting new customers and building upon our customer base.
Given the success of our growth strategies, and the need to continue to drive them at a fast pace in order to reposition our business to provide steady profitable growth, our financial plans for 2017 reflect further investment of resources in support of our key growth strategies. We expect overall capital spending to be slightly below depreciation expense, which was approximately $22.2 million in 2016.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements for further discussion on recent accounting pronouncements.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of West Marine’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated and adjustments are made when facts and circumstances dictate a change. Our accounting policies are also described in Note 1 and Note 2 to our consolidated financial statements, in Item 8 of this report.
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
Inventory—Valuation Adjustments
We value our merchandise inventories at the lower of the cost or market value on an average cost basis. Inventory cost is written down to market value when cost exceeds market value, which we estimate using current levels of aged and discontinued product and historical analysis of items sold below cost. Lower of cost or market adjustments included in ending inventory at December 31, 2016 and January 2, 2016 were $4.7 million and $4.5 million, respectively.

Our lower of cost or market adjustments contain uncertainties because the calculations require management to make assumptions and to apply judgment regarding forecasted consumer demand, the promotional environment, technological obsolescence and consumer preferences.

We have not made any material changes in our inventory valuation methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market adjustments. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material. If we had to take additional markdowns of 10% on all items included in merchandise inventory write-downs at December 31, 2016, net income would be affected by approximately $0.7 million in the fiscal year then ended.

Inventory—Capitalized Indirect Costs
Inventory cost includes certain indirect costs related to the purchasing, transportation and warehousing of merchandise. Capitalized indirect costs include freight charges for moving merchandise to warehouses or store locations and operating costs of our merchandising, replenishment and distribution activities. We recognize indirect costs included in inventory value as an increase in cost of goods sold as the related products are sold. Indirect costs included in inventory value at December 31, 2016 and January 2, 2016 were $19.3 million and $19.7 million, respectively.

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

We have not made any material changes in our capitalized indirect cost methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our capitalized indirect costs. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our expenses included in capitalized indirect costs at December 31, 2016 would have affected net income by approximately $1.2 million in the fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Vendor Allowances Receivable
We establish a receivable and reduce inventory cost for income generated from vendor-sponsored programs, or vendor allowances, that is earned but not yet received from our vendors, which we calculate based on provisions of the programs in place. Due to the complexity of the individual agreements with vendors, we perform detailed analyses and review historical trends to determine an appropriate level for the vendor allowances receivable. Our receivable for vendor allowances at December 31, 2016 and January 2, 2016 was $3.3 million and $3.6 million, respectively, and is included in other current assets.

Our vendor allowances receivable contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including our ability to collect amounts due from vendors and in interim periods requires management to estimate future inventory purchases.

We have not made any material changes in the accounting methodology used to establish our vendor allowances receivable during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances receivable. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimate of our ability to collect vendor allowances at December 31, 2016 would have affected net income by approximately less than $0.1 million in the fiscal year then ended.

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

Our estimate of future cash flows is based on our analysis of the specific real estate market, including input from real estate firms, and economic conditions that can be difficult to predict. Costs associated with exit activities at December 31, 2016 and January 2, 2016 were $1.0 million and $1.5 million, respectively. Of these amounts, $0.6 million and $0.9 million, respectively, were included in deferred rent and other.

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

We have not made any material changes in the accounting methodology used to establish our location closing liability during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our location closing liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our location closing liability or to our estimated sublease income at December 31, 2016 would have affected net income by approximately less than $0.1 million in the fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Impairment of long-lived assets
Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are reviewed and evaluated quarterly.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment charge. The impairment calculation compares the carrying value of the asset to the asset’s estimated fair value less disposal costs, which is based on discounted cash flows. We recognize an impairment charge if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment, the adjusted carrying amount of the asset becomes its new cost basis. We may also accelerate depreciation over the asset’s revised useful life if it is identified for replacement or abandonment at a specific future date.

In fiscal years 2016 and 2015, we did not have any non-cash charges for impairment of long-lived assets.

Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment in order to estimate future discounted cash flows and asset fair values, including forecasting useful lives of the assets. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We do not believe material impairment charges for long-lived assets are reasonably possible within the next twelve months.

We have not made any material changes in our impairment assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment charges. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to charges that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Income Taxes
We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized. Our effective tax rate is subject to change based on the mix of income from different state and other jurisdictions that tax at different rates, as well as the change in status or outcome of tax audits. Our income tax returns are periodically audited by the taxing authority in the jurisdictions in which we operate; these audits include questions regarding our tax filings, including the timing and amount of deductions and allocation of income among the various jurisdictions.

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

Interpretations of and guidance surrounding income tax laws and regulations change over time. Although we believe that our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Liabilities for Self Insurance or High Deductible Losses
We are self-insured for certain losses, including those related to employee healthcare. However, we obtain third-party insurance coverage to limit our exposure to these claims. In other cases, we purchase commercial insurance, such as for workers’ compensation and general liability claims. We insure workers’ compensation losses through a high-deductible program, and we recognize our liability for the ultimate payment of incurred claims and claims adjustment expenses by accruing liabilities on an actuarial basis that represent estimates of future amounts necessary to pay claims and related expenses with respect to covered events that have occurred.

When estimating our liabilities relating to self-insurance or high-deductible insurance programs, we consider a number of factors, including historical claims experience, severity factors and actuarial analysis.

Periodically, management reviews its assumptions and the valuations provided by actuarial analysis to determine the adequacy of our self-insured liabilities.

The self-insurance liability at December 31, 2016 and January 2, 2016 was $5.2 million and $5.8 million, respectively.

Liabilities for our self-insured losses and high-deductible insurance programs contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date.

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

A 10% change in our self-insured liabilities and loss reserves relating to high-deductible insurance programs at December 31, 2016 would have affected net income by approximately $0.5 million in the fiscal year then ended.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Share-Based Compensation
We have a share-based compensation plan under which we may award non-qualified stock options, restricted stock and other share-based awards. We also have an associate stock buying plan. For more information, see Note 2 to our consolidated financial statements in Item 8 of this report.

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

A 10% change in our assumptions, such as volatility or expected term, for share-based compensation expense for the fiscal year ended December 31, 2016, would have affected net income by less than $0.1 million in the fiscal year then ended.

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
At the end of the 2016, we had no outstanding long-term debt. In the fourth quarter of 2012, we entered into a five-year, amended and restated loan and security agreement pursuant to which we have up to $120.0 million in borrowing capacity. There are various interest rate options available, for more information, see Note 4 to our consolidated financial statements in Item 8 of this report.
Our only risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.2 million over the next year.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in "Internal Control—Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management has concluded that our internal control over financial reporting was effective as of December 31, 2016, based on the criteria set forth in "Internal Control—Integrated Framework" issued by the COSO.
Our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this annual report on Form 10-K.

/S/ MATTHEW L. HYDE	/S/ JEFFREY L. LASHER
Matthew L. Hyde	Jeffrey L. Lasher
President and Chief Executive Officer (principal executive officer)	Executive Vice President and Chief Financial Officer (principal financial officer)

February 28, 2017	February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
West Marine, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of West Marine, Inc. and its subsidiaries at December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PRICEWATERHOUSECOOPERS LLP
San Francisco, California
February 28, 2017

WEST MARINE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND JANUARY 2, 2016
(in thousands, except share data)

	Fiscal Year-End
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$76,141	$48,159
Trade receivables, net of allowances of $268 in 2016 and $265 in 2015	6,413	7,141
Merchandise inventories, net	212,106	222,853
Other current assets	20,568	23,571
Total current assets	315,228	301,724
Property and equipment, net	82,517	81,561
Long-term deferred income taxes	3,862	4,321
Other assets	4,495	4,209
TOTAL ASSETS	$406,102	$391,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,999	$26,275
Accrued payroll	15,609	21,506
Accrued expenses and other	29,510	27,245
Total current liabilities	78,118	75,026
Deferred rent and other	19,253	17,330
Total liabilities	97,371	92,356
Commitments and Contingencies - Note 6
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 25,690,484 shares issued and 25,001,595 shares outstanding at December 31, 2016 and 25,421,685 shares issued and 24,732,796 shares outstanding at January 2, 2016	26	25
Treasury stock	(9,461)	(9,285)
Additional paid-in capital	214,790	211,663
Accumulated other comprehensive loss	(534)	(319)
Retained earnings	103,910	97,375
Total stockholders’ equity	308,731	299,459
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$406,102	$391,815

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016, JANUARY 2, 2016 AND JANUARY 3, 2015
(in thousands, except per share data)

	2016	2015	2014
Net revenues	$703,371	$704,825	$675,751
Cost of goods sold	497,711	502,780	482,564
Gross profit	205,660	202,045	193,187
Selling, general and administrative expense	193,624	194,299	188,755
Income from operations	12,036	7,746	4,432
Interest expense	432	452	428
Income before income taxes	11,604	7,294	4,004
Provision for income taxes	5,069	2,774	2,056
Net income	$6,535	$4,520	$1,948
Net income per common and common equivalent share:
Basic	$0.26	$0.18	$0.08
Diluted	$0.26	$0.18	$0.08
Weighted-average common and common equivalent shares outstanding:
Basic	24,893	24,629	24,244
Diluted	24,988	24,734	24,408

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016, JANUARY 2, 2016 AND JANUARY 3, 2015
(in thousands)

	2016	2015	2014
Net income	$6,535	$4,520	$1,948
Other comprehensive (loss) income
Foreign currency translation adjustment	(215)	245	1
Total comprehensive income	$6,320	$4,765	$1,949

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016, JANUARY 2, 2016 AND JANUARY 3, 2015
(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 28, 2013	24,296,497	$25	$(4,405)	$202,622	$90,907	$(565)	$288,584
Net income					1,948		1,948
Foreign currency translation adjustment, net of tax of $92						1	1
Common stock issued under equity compensation plan	391,950	—		4,760			4,760
Tax benefit from equity issuance, including excess tax benefit of $217				(173)			(173)
Treasury shares acquired	(359,905)		(4,766)				(4,766)
Sale of common stock pursuant to Associates Stock Buying Plan	75,119			654			654
Balance at January 3, 2015	24,403,661	$25	$(9,171)	$207,863	$92,855	$(564)	$291,008
Net income					4,520		4,520
Foreign currency translation adjustment, net of tax of $93						245	245
Common stock issued under equity compensation plan	259,155	—		3,928			3,928
Tax benefit from equity issuance, including excess tax benefit of $0				(718)			(718)
Treasury shares acquired	—		(114)				(114)
Sale of common stock pursuant to Associates Stock Buying Plan	69,980			590			590
Balance at January 2, 2016	24,732,796	$25	$(9,285)	$211,663	$97,375	$(319)	$299,459
Net income					6,535		6,535
Foreign currency translation adjustment, net of tax of $168						(215)	(215)
Common stock issued under equity compensation plan	187,688	1		2,780			2,781
Tax benefit from equity issuance, including excess tax benefit of $0				(262)			(262)
Treasury shares acquired	—		(176)				(176)
Sale of common stock pursuant to Associates Stock Buying Plan	81,111			609			609
Balance at December 31, 2016	25,001,595	$26	$(9,461)	$214,790	$103,910	$(534)	$308,731

See notes to consolidated financial statements.

WEST MARINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016, JANUARY 2, 2016 AND JANUARY 3, 2015
(in thousands)

	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$6,535	$4,520	$1,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,166	20,687	18,234
Share-based compensation	2,779	2,787	3,109
Excess tax benefit from share-based compensation	—	—	(217)
Deferred income taxes	2,453	1,780	3,287
Provision for doubtful accounts	128	208	37
Lower of cost or market inventory adjustments	2,223	1,832	1,759
(Gain)/loss on asset disposals	(336)	855	330
Changes in assets and liabilities:
Trade receivables	600	(507)	(439)
Merchandise inventories	8,524	(10,387)	(13,021)
Other current assets	2,789	2,220	(6,431)
Other assets	(481)	(379)	(659)
Accounts payable	5,929	(7,901)	10,787
Accrued payroll	(5,897)	7,252	2,870
Accrued expenses and other	2,003	(141)	588
Deferred items and other non-current liabilities	(70)	480	1,776
Net cash provided by operating activities	49,345	23,306	23,958
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	884	67	57
Purchases of property and equipment	(22,679)	(22,613)	(24,573)
Net cash used in investing activities	(21,795)	(22,546)	(24,516)
FINANCING ACTIVITIES:
Borrowings on line of credit	1,051	875	2,240
Repayments on line of credit	(1,051)	(875)	(2,240)
Proceeds from exercise of stock options	1	1,141	1,651
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	609	590	654
Excess tax benefit from share-based compensation	—	—	217
Treasury stock	(176)	(114)	(4,766)
Net cash provided by (used in) financing activities	434	1,617	(2,244)
Effect of exchange rate changes on cash	(2)	107	69
NET INCREASE (DECREASE) IN CASH	27,982	2,484	(2,733)
CASH AT BEGINNING OF PERIOD	48,159	45,675	48,408
CASH AT END OF PERIOD	$76,141	$48,159	$45,675
Other cash flow information:
Cash paid for interest	$275	$287	$328
Cash paid for income taxes, net of refunds of $2,990, $151 and $1,394	(339)	(27)	2,064
Non-cash investing activities
Property and equipment additions in accounts payable	2,452	1,657	725

See notes to consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS—West Marine Inc. and its consolidated subsidiaries (“West Marine” or the “Company,” unless the context requires otherwise) is a leading waterlife outfitter in the United States. At December 31, 2016, West Marine offered its products through 254 stores in 38 states, Puerto Rico and Canada, through its call center channel and on the Internet. As previously disclosed, the Company closed eight Canadian stores in 2015 and will close the remaining two stores by June 2017. The Company is also engaged in the distribution of marine equipment to its professional customers serving boat manufacturers, marine services, commercial vessel operations and government agencies.
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
The Company considers its merchandise expansion strategy to be strategically important to its future success and is providing the following product category information. The Company's merchandise mix over the last three years is reflected in the table below:

	2016	2015	2014
Core boating products	76.5%	77.1%	81.3%
Merchandise expansion products	23.5%	22.9%	18.7%
Total	100.0%	100.0%	100.0%
The Company considers core boating products to be comprised of maintenance related products, electronics, sailboat hardware, anchors/docking/moorings, engine systems, safety, electrical, plumbing, boats, outboards, ventilation, deck hardware/fasteners, navigation, trailering, seating/boat covers and barbecues/appliances. The Company considers its merchandise expansion products to be comprised of apparel, footwear, clothing accessories, fishing, watersports, paddlesports, coolers, bikes and cabin/galley.
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
YEAR-END—The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31 and as a result, a 53-week year occurs every five to six years. The fiscal years 2016 and 2015 consisted of the 52 weeks ended December 31, 2016 and January 2, 2016, respectively, while the 2014 fiscal year consisted of the 53 weeks ended January 3, 2015. References to 2016, 2015 and 2014 are to the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.
ACCOUNTING ESTIMATES—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the following: useful lives and recoverability of fixed assets; inventory obsolescence and shrinkage reserves; capitalized indirect inventory costs; allowance for doubtful accounts receivable; calculation of accrued liabilities, including workers’ compensation and other self-insured liabilities; sabbatical liability, sales returns reserves, unredeemed gift cards and loyalty program awards; vendor consideration earned; fair value of share-based compensation instruments, income tax valuation allowances and uncertain tax positions; legal liabilities and other contingencies; and asset retirement obligations. Actual results could differ from those estimates.
INVENTORIES—Merchandise inventories are carried at the lower of cost or market on an average cost basis. Capitalized indirect costs include freight charges for transporting merchandise to warehouses or store locations and operating costs incurred

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for merchandising, replenishment and distribution center activities. Indirect costs included in inventory value at the end of fiscal years 2016 and 2015 were $19.3 million and $19.7 million, respectively. Indirect costs included in inventory value are recognized as an increase in cost of goods sold as the related products are sold.
Inventories are written down to market value when cost exceeds market value, based on historical experience and current information. Reserves for estimated inventory shrinkage based on historical shrinkage rates determined by the Company’s physical merchandise inventory counts and cycle counts were $2.1 million and $2.3 million at the end of 2016 and 2015, respectively. Reserves for estimated inventory market value below cost, based upon current levels of aged and discontinued product and historical analysis of inventory sold below cost, were $4.7 million and $4.5 million at the end of 2016 and 2015, respectively.
DEFERRED CATALOG AND ADVERTISING COSTS—The Company capitalizes the direct cost of producing and distributing its catalogs. Capitalized catalog costs are amortized, once a catalog is mailed, over the expected net sales period, which is generally from one month to 24 months. Advertising costs, which are included in selling, general and administrative ("SG&A") expense, are expensed as incurred and were $13.9 million, $14.7 million and $16.0 million in 2016, 2015 and 2014, respectively. Advertising costs were partially offset by vendor allowances of $12.9 million, $11.2 million and $10.6 million in 2016, 2015 and 2014, respectively, which are included in cost of goods sold. The capitalized value of prepaid catalog and advertising costs on the balance sheet were immaterial as of December 31, 2016 and January 2, 2016.
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
CAPITALIZED INTEREST—The Company capitalizes interest on major capital projects. The Company did not capitalize interest in 2016, 2015 or 2014.
CAPITALIZED SOFTWARE COSTS—Capitalized computer software, included in property and equipment, reflects costs related to internally-developed or purchased software that are capitalized and amortized on a straight-line basis, generally over a period ranging from three to seven years.
ASSET RETIREMENT OBLIGATIONS—The Company estimates the fair value of obligations to clean up and restore leased properties under agreements with landlords and records the estimated amount as a liability when incurred. Liabilities for asset retirement obligations were $0.1 million as of December 31, 2016, and $0.6 million as of January 2, 2016. There were no significant changes attributable to the following components during the 2016, 2015 and 2014 reporting periods: liabilities incurred; liabilities settled; accretion expense; and revisions in estimated cash flows.
IMPAIRMENT OF LONG-LIVED ASSETS—The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If facts indicate a potential impairment, the Company would assess the recoverability by determining if the carrying value of the long-lived assets exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life. If the recoverability test indicates that the carrying value of the long-lived assets is not recoverable, the Company will estimate the fair value of the long-lived assets using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the long-lived assets' carrying amount and the estimated fair value less disposal costs. The Company recorded no asset impairment charges in fiscal years 2016, 2015 and 2014.
COSTS ASSOCIATED WITH EXIT ACTIVITIES—The Company occasionally vacates stores prior to the expiration of the related lease. For vacated locations that are under long-term leases, the Company records an expense for the net present value of the difference between its future lease payments and related costs, such as real estate taxes and common area maintenance costs, from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. Costs associated with exit activities as of December 31, 2016 and January 2, 2016 were $1.0 million and $1.5 million, respectively. Of these amounts,

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as of December 31, 2016 and January 2, 2016, $0.6 million and $0.9 million, respectively, were included in deferred rent and other.
SELF-INSURANCE OR HIGH DEDUCTIBLE LOSSES—The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability and employee-related health care benefits, a portion of healthcare costs is paid by its associates. Liabilities associated with these risks are estimated primarily based on amounts determined by actuarial analysis, and accrued in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Any actuarial projection of losses is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.
DEFERRED RENT—Certain of the Company’s operating leases contain periods of free or reduced rent or contain predetermined fixed increases in the minimum rent amount during the lease term. For these leases, the Company recognizes rent expense on a straight-line basis over the expected life of the lease, generally about 13 years, including periods of free rent, and records the difference between the amount charged to rent expense and the rent paid as deferred rent. Tenant improvement allowances received from landlords are deferred and amortized to reduce rent expense over the expected life of the lease. As of December 31, 2016 and January 2, 2016, deferred rent totaled $10.9 million and $11.9 million, respectively, of which $1.1 million and $1.3 million is included in accrued expenses for December 31, 2016 and January 2, 2016, respectively. The non-current portion is included in the deferred rent and other line item on the Company's consolidated balance sheet.
INCOME TAXES—Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between existing financial statement carrying amounts and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured at the tax rate expected to be in effect for the taxable years in which the Company expects those temporary differences to be recovered or settled. The Company recognizes the effect of changes in tax rates on deferred tax assets and liabilities in the period that includes the enactment date of the change. A valuation allowance is recorded to reduce deferred tax assets to the amount estimated as more likely than not to be realized. The Company also accounts for uncertainties in income taxes recognized in its financial statements. For more information, see Note 7.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2016 and January 2, 2016, there were no financial instruments which require disclosure under the fair value hierarchy.
REVENUE RECOGNITION—Sales, net of estimated returns, are recorded when merchandise is purchased by customers at store locations. Revenue is recognized when merchandise shipped from a warehouse is received by the customer, based upon the estimated date of receipt by the customer. The Company reserves for sales returns through estimates based on historical experience. The sales return reserve for fiscal years 2016, 2015 and 2014 was $(1.4) million, $(1.3) million and $(1.2) million, respectively.
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

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2016	2015	2014
		(in thousands)
Allowance for doubtful accounts receivable—beginning balance	$(265)	$(247)	$(243)
Additions	(191)	(174)	(307)
Deductions and other adjustments	188	156	303
Allowance for doubtful accounts receivable—ending balance	$(268)	$(265)	$(247)
The Company's policy for writing off uncollectible trade accounts receivables consists of systematic follow-up of delinquent accounts (over 90 days past the customer's terms of sale) and management review of accounts over a set dollar amount.
UNREDEEMED GIFT CARDS—Aggregate sales of gift cards for fiscal years 2016, 2015 and 2014 were $18.4 million, $18.4 million and $18.1 million, respectively. West Marine uses the proportional model for deferral of gift card sales. In line with the proportional method, sales of gift cards are deferred and treated as a liability on our balance sheet either until redeemed by customers in exchange for products or until we determine that breakage has occurred. Breakage is estimated in proportion to actual redemption. Under this method, we estimate breakage based on Company-specific data by analyzing historical experience and deriving a rate that represents the amount of gift cards that are expected to be unused and not subject to escheatment. This rate is then applied, and breakage is recognized in income, over the period of redemption. Gift card breakage income for 2016, 2015 and 2014 was $0.9 million, $0.7 million and $0.7 million, respectively, and is included as net revenues in the Company's operating results.
WEST ADVANTAGE CUSTOMER LOYALTY PROGRAMS—The Company has a customer loyalty program which allows members to earn points on qualifying purchases. Points earned entitle members to receive certificates that may be redeemed on future purchases through any retail sales channel. The certificates expire one year after they are issued. A liability is recognized and recorded as a reduction of revenue at the time the points are earned, based on the retail value of certificates projected to be redeemed, less the applicable estimate of breakage based upon historical redemption patterns. As of December 31, 2016 and January 2, 2016, the Company had a recorded liability for the West Advantage customer loyalty program of $1.3 million and $1.3 million, respectively.
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
COMPREHENSIVE INCOME—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity. The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented.
FOREIGN CURRENCY—Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. West Marine Canada’s functional currency is the Canadian dollar. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of other comprehensive income in the consolidated statements of stockholders’ equity. Gains (losses) from foreign currency transactions included in SG&A expense for 2016, 2015 and 2014 were $0.1 million, $(0.7) million and $(0.5) million, respectively.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ACCRUED EXPENSES—Accrued expenses consist of the following (in thousands):

	2016	2015
Unredeemed gift cards	$7,546	$7,336
Other accrued expenses	21,964	19,909
Accrued expenses	$29,510	$27,245
NET INCOME PER SHARE—Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted shares and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.5 million shares, 0.6 million shares and 0.7 million shares of common stock that were outstanding in 2016, 2015 and 2014, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	2016		2015		2014
	Shares	Net Income Per Share	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	24,893	$0.26	24,629	$0.18	24,244	$0.08
Effect of dilutive stock options	95	—	105	—	164	—
Diluted	24,988	$0.26	24,734	$0.18	24,408	$0.08
.
CASH AND CASH EQUIVALENTS—Cash consists entirely of cash on hand and bank deposits, of which approximately $74.4 million exceeded FDIC insurance limits as of December 31, 2016. As of January 2, 2016, approximately $46.6 million exceeded FDIC insurance limits.
The Company classifies amounts in transit from banks for customer credit card and debit card transactions as cash and cash equivalents as the banks process the majority of these amounts within three to five business days. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $3.9 million and $3.5 million at December 31, 2016 and January 2, 2016, respectively
We had no outstanding checks in excess of funds on deposit (book overdrafts) at December 31, 2016 and January 2, 2016.
SABBATICAL LEAVE—Certain full-time associates are eligible to receive sabbatical leave after each 5 years of continuous employment. The estimated sabbatical liability is based on a number of factors, including actuarial assumptions and historical trends. In fiscal years 2016 and 2015, the Company had a recorded liability of $1.0 million and $1.2 million, respectively, as an estimate of accumulated sabbatical leave as of the respective balance sheet dates.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS—
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

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2016, FASB issued ASU 2016-10, which clarifies the following two aspects of Topic 606: identifying performance obligations; and licensing implementation guidance. The Company is currently assessing and evaluating the new standard and has not yet concluded whether the adoption of ASU 2016-10 will have a material impact on the Company's consolidated financial statements. The Company currently expects to adopt an accounting policy to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good, rather than as an additional promised service. This guidance does not represent a change from current practice for the Company. The Company does not have any license or royalty revenue.
In May 2016, FASB issued ASU 2016-12, which focuses on clarifying the guidance on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modification at transition. The Company has not yet concluded whether the adoption of ASU 2016-12 will have a material impact on its consolidated financial statements. Consistent with its current accounting policy, the Company currently expects to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price.
In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to disclose their assessment of the entity's ability to continue as a going concern. Under this guidance, management is required to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, provide certain footnote disclosures.The amendment is effective for the annual period ending after December 15, 2016, and interim periods thereafter. The Company adopted the standard for the year ended December 31, 2016. The adoption of this standard did not have an impact on our consolidated financial statements and related footnotes.
In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The update requires an entity to measure inventory at the lower of cost or market and net realizable value. Subsequent measurement is unchanged for inventory using last -in, first out or the retail inventory method. The effective date for ASU 2015-11 is for fiscal years beginning after December 15, 2016. The Company expects the adoption of this accounting guidance will not have an impact on the Company's consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with a term of more than 12 months. In addition, the update will require additional disclosures regarding key information about leasing arrangements. Under existing guidance, operating leases with a term of more than 12 months are not recorded as lease assets and lease liabilities on the balance sheet. The update will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this accounting guidance on its consolidated financial statements. The Company expects the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on its consolidated balance sheets.
In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is not planning to early adopt and expects that this guidance will not have a material impact on its consolidated financial statements.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,which is intended to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on eight specific cashflow issues. The amendments in ASU 2016-15 are effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and should be applied using the retrospective transition method for each period presented. Early adoption is permitted, but all amendments must be adopted in the same period. The Company is not planning to early adopt and is currently evaluating the impact that the amendments will have on its consolidated financial statements.
In October 2016, FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The effective date for ASU 2016-16 is for fiscal years beginning after December 15, 2017. ASU 2016-16 is applied on a modified retrospective basis and the Company will recognize any effects of adoption in the retained earnings at the beginning of its 2018 fiscal year. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
NOTE 2: SHARE-BASED COMPENSATION
West Marine’s Omnibus Equity Incentive Plan, as amended (the “Plan”) is intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of associates and non-employee directors. The Plan permits a variety of compensation methods, including non-qualified stock options, incentive stock options, restricted stock and other share-based

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards, such as time-based and performance-based restricted stock units. Key associates and non-employee directors are eligible to participate under the Plan. At year-end 2016, 10,300,000 shares of common stock had been reserved under the Plan and 959,702 shares were available for future issuance.
The Company recognizes compensation expense for share-based payments based on the grant date fair value of the awards. Share-based payments consist of stock option grants, restricted stock awards, restricted stock units, performance-based restricted stock units and Associates Stock Buying Plan ("Buying Plan") issuances, each as described further below.
Share-based compensation expense for 2016, 2015 and 2014 was approximately $2.8 million, $2.8 million and $3.1 million, respectively, of which expense for stock options was $0.1 million, $0.3 million and $0.8 million in 2016, 2015 and 2014, respectively. In 2015, the Company recognized no tax benefits from stock option exercises, restricted stock vesting or disqualifying Buying Plan transactions. In 2014, the Company recognized $0.2 million in tax benefits from stock options exercised, restricted stock vesting and disqualifying Buying Plan transactions, of which $0.2 million was recognized as excess tax benefits in additional paid-in capital and $0.2 million was included as part of cash flow from financing activities. The tax benefit was included in the Company’s consolidated statement of income for the same period. Share-based compensation of $0.4 million was included in capitalized indirect inventory in 2016, $0.4 million in 2015 and $0.4 million in 2014.
Included in cost of goods sold and SG&A expense is share-based compensation expense, net of estimated forfeitures, that has been included in the statements of income for all share-based compensation arrangements as follows:

(in thousands)	2016	2015	2014
Cost of goods sold	$431	$448	$429
Selling, general and administrative expense	2,348	2,339	2,680
Share-based compensation expense	$2,779	$2,787	$3,109

Stock Options
West Marine awarded options to purchase shares of common stock to its non-employee directors and to certain eligible associates employed at the time of the grant. For fiscal 2007 through 2010, options granted to associates under the Plan vested over three years and expired five years following the grant date. Grants in 2011, 2012 and 2013 vested over three years and expired seven years from the grant date. Prior to 2011, options granted to non-employee directors vested after six months and expired five years from the grant date. Options granted to non-employee directors in 2012 vested after one year and expire seven years from the grant date. Options granted to non-employee directors in 2011 vested after six months and expire seven years from the grant date. One non-employee director elected to receive options in 2016. Following the grant in 2016, the Company stopped awarding option grants. The Company has determined the fair value of options awarded by applying the Black-Scholes Merton option pricing valuation model and using following assumptions:

	2016	2015	2014
Expected price volatility	33%	—%	—%
Risk-free interest rate	1.2%	—%	—%
Weighted-average expected term (years)	4.0	0.0	0.0
Dividend yield	—	—	—
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
A summary of the Company’s stock option activity in 2016, 2015 and 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Option Grant Date Fair Value
Outstanding at year-end 2013 (1,179,770 stock options exercisable at a weighted-average exercise price of $12.63)	1,699,886	12.13	5.43
Granted	—	—	—
Exercised	(236,052)	7.14	2.54
Forfeited	(47,924)	10.96	4.12
Expired	(324,832)	19.86	11.39
Outstanding at year-end 2014 (896,687 stock options exercisable at a weighted-average exercise price of $10.87)	1,091,078	10.95	4.32
Granted	—	—	—
Exercised	(106,783)	10.69	4.18
Forfeited	(17,823)	11.19	4.09
Expired	(345,984)	11.12	4.49
Outstanding at year-end 2015 (575,015 stock options exercisable at a weighted-average exercise price of $10.82)	620,488	10.88	4.26
Granted	10,123	8.99	2.47
Exercised	(124)	10.36	4.27
Forfeited	(2,670)	11.69	4.08
Expired	(109,288)	10.56	4.15
Outstanding at year-end 2016 (508,629 stock options exercisable at a weighted-average exercise price of $10.94)	518,529	10.91	4.25
The weighted-average grant date fair value of options granted in 2016 was $2.47 per share. There were no stock options granted in 2015 and 2014. The aggregate fair value of options vested during 2016, 2015 and 2014 was $0.5 million, $1.6 million and $2.5 million, respectively.
As of market close December 31, 2016, the aggregate intrinsic value of stock options was $0.1 million, and less than $0.1 million for exercisable options. The total intrinsic value of options actually exercised was $0.0 million in 2016, $0.1 million in 2015 and $1.0 million in 2014. There were 128,349 options that vested in 2016 with an aggregate grant date fair value of $0.5 million. At December 31, 2016, unrecognized compensation expense for stock options, net of expected forfeitures, was less than $0.1 million, with a weighted-average remaining expense recognition period of 0.40 years.
Additional information for options outstanding at year-end 2016 is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares Underlying	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$ 7.01 – 10.75	299,420	1.9	10.27	289,297	1.8	10.32
10.76 – 15.54	219,109	3.0	11.77	219,332	3.0	11.77
$ 7.01 – 15.54	518,529	2.4	$10.91	508,629	2.3	$10.94
In fiscal year 2016, there were 127,884 stock options that were vested, and expected to vest in the future, with no intrinsic value, a weighted-average exercise price of $11.56 per share and a weighted-average remaining contractual term of 0.03 years.
Restricted Stock Units
The Plan also allows for awards of time-released restricted stock units (“RSUs”) to eligible associates and non-employee directors that are subject to the recipient's continuing service to the Company. RSUs granted to eligible associates in 2016, 2015

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2014 vest over a three-year period at the rate of 33%, 33% and 34% on the anniversary of the grant date. RSUs granted to non-employee directors in 2016, 2015 and 2014 vest the earlier of either the one-year anniversary of the grant date or the Company's annual stockholder meeting date following the grant date. Compensation expense for 2016, 2015 and 2014 was $2.2 million, $2.1 million and $2.1 million, respectively. Unrecognized compensation expense for unvested RSUs, net of expected forfeitures, was $2.6 million in 2016, and the Company expects to recognize this expense within less than two years. A summary of RSU activity in 2016, 2015 and 2014 is as follows:

	Number of RSU's	Weighted Average Grant Date Fair Value
Unvested at year-end 2013 (weighted-average remaining vesting period of 1.8 years)	346,384	11.31
Granted	220,777	11.78
Vested	(163,990)
Forfeited	(55,008)	11.56
Unvested at year-end 2014 (weighted-average remaining vesting period of 1.6 years)	348,163	11.60
Granted	251,164	10.66
Vested	(169,692)
Forfeited	(41,479)	11.71
Unvested at year-end 2015 (weighted-average remaining vesting period of 1.6 years)	388,156	11.11
Granted	258,036	9.17
Vested	(189,763)
Forfeited	(33,831)	10.98
Unvested at year-end 2016 (weighted-average remaining vesting period of 1.6 years)	422,598	9.92
The total fair value of RSUs vested in 2016 and 2015 was $2.1 million and $1.9 million, respectively.
Performance-based Restricted Stock Units
Starting in 2014, performance-based restricted stock units (“PSUs”) were granted to certain eligible associates and are subject to the Company satisfying a performance metric approved by the Compensation and Leadership Development Committee of the Board of Directors and the recipient's continuing service to the Company. The PSUs represent a promise to deliver shares to the associates at a future date if both the performance and time-based vesting conditions were met. PSUs do not consist of legally issued shares until all vesting criteria are satisfied. During 2014, 82,324 PSUs were granted, however, the minimum performance hurdle was not met and, as a result, the 82,324 PSUs were canceled. Accordingly, there was no compensation expense in 2014. PSUs granted to certain eligible associates in 2016 and 2015 vest over a three-year period at the rate of 33%, 33% and 34% on the anniversary of the grant date, unless the minimum performance hurdle is not met and such PSUs are cancelled. Compensation expense for PSUs was $0.3 million and $0.2 million in 2016 and 2015, respectively. Unrecognized compensation expense for unvested PSUs, net of expected forfeitures, was $0.7 million in 2016 and the Company expects to recognize this expense within less than two years. A summary of PSU activity in 2016, 2015 and 2014 is as follows:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of PSU's	Weighted Average Grant Date Fair Value
Unvested at year-end 2013	—
Granted	82,324	12.03
Vested	—
Canceled	(82,324)	12.03
Unvested at year-end 2014	—
Granted	83,991	11.03
Vested	—
Forfeited	(3,333)	11.03
Unvested at year-end 2015 (weighted-average remaining vesting period of 2.3 years)	80,658	11.02
Granted	93,440	9.20
Vested	(17,564)	10.99
Forfeited	(14,844)	10.89
Unvested at year-end 2016 (weighted-average remaining vesting period of 1.9 years)	141,690	9.82
Associates Stock Buying Plan
The Company has the Buying Plan under which eligible associates may elect to participate on semiannual grant dates. Participating associates purchase West Marine shares at 85% of the lower of the closing price on (a) the grant date or (b) the purchase date. The Buying Plan includes a twelve calendar month holding period for all purchases beginning on the date on which shares are purchased by participants under the Buying Plan. The number of shares purchased under the Buying Plan in 2016, 2015 and 2014 were 81,111, 69,980 and 75,119, respectively. Expense recognized in each of the years 2016, 2015 and 2014 was $0.2 million. Shares available for future issuance under the Buying Plan at the end of 2016, 2015 and 2014 were 195,890, 277,001 and 346,981, respectively. Assumptions used in determining the fair value of shares issued under the Buying Plan during 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Expected price volatility	27%-37%	35%-36%	30%-34%
Risk-free interest rate	0.4% - 0.5%	0.1% - 0.3%	0.1%
Weighted-average expected term (years)	0.5	0.5	0.5
Dividend yield	—	—	—
Manager Share Appreciation Plan
In November 2015, West Marine ended the Manager Share Appreciation Plan ("MSAP") as the plan was not meeting the Company's goals. The plan was introduced in 2012, and was a long-term cash incentive plan. The MSAP award was a cash incentive which was tied to appreciation in West Marine's stock price. The appreciation on MSAP awards was capped. The plan was a cash-settled plan and earned by associates over a number of years; therefore, it was within the scope of ASC 718, Compensation - Stock Compensation, because the amount earned by the associates was based on the price of the Company's stock. Additionally, since the award was settled in cash, the fair value of the award was recorded as a liability, rather than equity. As such, the Company re-measured the awards at fair value each reporting period until the award was settled. The awards vest 33%, 33% and 34% over a three-year period.
Fair value was determined using a Monte Carlo simulation model. A Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for West Marine. These stock prices were used to determine the fair values of the awards that had been granted. The Company used the forfeiture rate of its non-qualified stock options, since the Company did not have sufficient history of the MSAP awards. The Company believed this was a reasonable interim assumption until the Company had sufficient forfeiture history on these awards. The fair value at January 3, 2015 and December 28, 2013 (the only dates awards were made under the MSAP) was $2.04 and $2.59 per award, respectively. Assumptions used in determining the fair value of the MSAP awards during 2016, 2015 and 2014 were as follows:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2016	2015	2014
Expected price volatility	—%	32%-39%	34%-37%
Risk-free interest rate	—%	0.5%-1.2%	0.8%-1.4%
Weighted-average expected term (years)		4.2	4.1
Dividend yield	—	—	—
A summary of the MSAP award activity in 2016, 2015 and 2014 is as follows:

Number of MSAP's
Unvested at year-end 2013	237,770
Granted	244,750
Vested	(78,911)
Forfeited	(73,250)
Unvested at year-end 2014	330,359
Granted	242,400
Vested	(103,648)
Awards paid out	(382,054)
Forfeited	(87,057)
Unvested at year-end 2015	—
Granted	—
Vested	—
Awards paid out	—
Forfeited	—
Unvested at year-end 2016	—
The MSAP compensation expense recorded for 2015 was $0.2 million and the plan ended in November 2015; therefore, the liability did not exist at January 2, 2016. The MSAP compensation expense recorded for 2014 was $0.4 million.
Included in cost of goods sold and SG&A expense is MSAP compensation expense, net of estimated forfeitures, that have been included in the statements of operations for all MSAP compensation arrangements as follows:

(in thousands)	2016	2015	2014
Cost of goods sold		$(11)	$33
Selling, general and administrative expense		(216)	388
MSAP compensation expense	$—	$(227)	$421

NOTE 3: PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at fiscal year-end 2016 and 2015 (in thousands):

	At Year-End
	2016	2015
Furniture and equipment	$82,070	$79,337
Computer software and hardware	103,640	95,574
Leasehold improvements	81,149	77,775
Land and building	—	600
Property and equipment, at cost	266,859	253,286
Accumulated depreciation and amortization	(184,342)	(171,725)
Property and equipment, net	$82,517	$81,561

Depreciation and amortization expense for property and equipment was $22.0 million, $20.5 million and $18.0 million in 2016, 2015 and 2014, respectively.
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
The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For 2016, the weighted-average interest rate on all of our outstanding borrowings was 4.0%. For 2015 and 2014, the weighted-average interest rate on all of our outstanding borrowings was 3.8%.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on the Company’s ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, the loan is asset-based (which means the Company’s lenders maintain a security interest in the Company’s inventory and accounts receivable which serve as collateral for the loan), and the amount the Company may borrow under its revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, the Company must maintain minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of December 31, 2016, the Company was in compliance with the covenants under this loan agreement.
At the end of fiscal year 2016, there were no amounts outstanding under this revolving credit facility, $104.3 million was available for future borrowings, and there was $0.2 million in unamortized loan costs. At the end of fiscal year 2015, there were no amounts outstanding under this revolving credit facility, $105.3 million was available for future borrowings, and there was $0.4 million in unamortized loan costs. At the end of fiscal years 2016 and 2015, the Company had $4.2 million and $4.8 million of outstanding commercial and stand-by letters of credit, respectively. The highest outstanding balance during 2016 and 2015 was $0.3 million and $0.2 million, respectively.
NOTE 5: RELATED PARTY TRANSACTIONS
Randolph K. Repass, West Marine's founder and a member of the Company's board of directors, is a general partner of two partnerships in which he, together with certain members of his family, owns substantially all of the partnership interests. Currently, West Marine leases two properties from the partnerships: the Watsonville Support Center and the Santa Cruz store, which relocated to a larger building in the same center in mid-2016. Both locations are in California.
The lease for the Watsonville Support Center is West Marine's most significant related party transaction. On October 26, 2016, West Marine Products, Inc., a wholly-owned subsidiary of West Marine, Inc., and the landlord entered into an amendment to this lease which would have expired on October 31, 2016. The amendment extended the term to October 31, 2021, with one five-year extension at the option of the Company. Base rent is initially fixed at $1.2 million per year, with contractual increases in year three and year four. In addition, base rent could be adjusted if the Company exercises its right under the amendment to give back a portion of the leased space during the term, subject to certain conditions.
Negotiations for both the Support Center lease amendment and the Santa Cruz store lease were conducted at arms' length using independent representatives for each party.
During 2014, West Marine terminated one related party lease, Braintree, Massachusetts store location.
West Marine made payments to the above-related parties during fiscal years 2016, 2015 and 2014 in the aggregate amount of approximately $1.6 million, $1.6 million and $1.7 million, respectively.
All related party transactions, including the related party new and renewal leases noted above, are pre-approved by West Marine's Board of Directors acting through the Audit and Finance Committee. The Audit and Finance Committee reviews and determines that the related party transaction is in the best interest of the Company and its stockholders.
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
The aggregate minimum annual contractual payments under non-cancelable leases, reduced for sublease income, in effect at fiscal year-end 2016 were as follows (in thousands):

2017	$49,353
2018	44,817
2019	39,420
2020	35,337
2021	30,730
Thereafter	89,718
Minimum non-cancelable lease payments, net	$289,375
The table above includes $8.8 million in related party lease payments. No assets of the Company were subject to capital leases at fiscal year-end 2016 or 2015. All but a limited number of the Company’s purchase commitments, which are not material, are cancelable without payment and, therefore, have been excluded from the table above.
Rent expense is included in the Cost of goods sold line on the Consolidated Statement of Income. Following is a summary of rent expense by component (in thousands):

	2016	2015	2014
Minimum rent	$49,010	$49,540	$51,603
Percentage rent	59	62	60
Sublease income	—	—	(12)
Rent paid to related parties	1,420	1,381	1,479
Total rent expense	$50,489	$50,983	$53,130
In February of 2016, the Superior Court of the State of California, County of San Diego, approved the settlement, on an individual and class-wide basis, of a complaint brought by a California former hourly employee who alleged that the Company failed to properly pay overtime to California employees who earned bonuses or commissions in violations of certain provisions of California Labor Code and the California Business and Professional Code. The aggregate obligation, including settlement funds, plaintiff’s attorneys’ fees and costs and settlement administration costs had no material impact on our financial statements. The Court approved the settlement of $0.1 million, which was recorded in accrued expenses and other on the consolidated balance sheet for 2015. The Company's aggregate obligation, including settlement funds, plaintiff’s attorneys’ fees and costs and settlement administration costs had no material impact on its financial statements.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company currently is under audit for sales taxes in several jurisdictions. The tax periods open to examination by the major taxing jurisdictions for sales and use taxes are fiscal 2012 through fiscal 2016. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.
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
At December 31, 2016, accrued liabilities included a loss contingency accrual of $0.9 million related to all pending legal, regulatory and administrative claims. At January 2, 2016, accrued liabilities included a loss contingency accrual of $0.3 million related to all pending legal, regulatory and administrative claims.
NOTE 7: INCOME TAXES
Earnings from continuing operations before income tax expense was as follows for 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
United States	$10,907	$7,346	$2,939
Outside the United States	697	(52)	1,065
Earnings from continuing operations before income tax expense	$11,604	$7,294	$4,004
Following is a summary of the (benefit)/expense provision for income taxes (in thousands):

	2016	2015	2014
Current:
Federal	$1,789	$1,754	$(1,125)
State	529	(316)	31
Foreign	544	368	296
Current taxes (benefit)	2,862	1,806	(798)
Deferred:
Federal	1,784	672	1,200
State	542	117	511
Foreign	(119)	179	1,143
Deferred taxes	2,207	968	2,854
Income tax expense	$5,069	$2,774	$2,056
Following is a summary of the difference between the effective income tax rate and the statutory federal income tax rate:

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2016	2015	2014
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.4	4.5	5.6
Non-deductible permanent items	(0.5)	(0.5)	1.4
Change in valuation allowance	0.5	0.7	47.5
Uncertain tax positions	1.3	(1.6)	(23.7)
Impact of foreign operations	3.7	0.9	(3.7)
Prior period true-up adjustments	(0.8)	(1.0)	(10.2)
Other	0.1	—	(0.6)
Effective tax rate	43.7%	38.0%	51.3%
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

	2016	2015
Assets:
Accrued payroll and benefits	$5,828	$6,431
Capitalized inventory costs	118	139
Accrued expenses	3,448	3,145
Intangible assets	664	1,333
Net operating losses and tax credits	7,733	8,210
Deferred rent	4,653	4,844
Vendor allowances	2,847	2,453
Other	2,608	2,583
Total deferred income tax assets	27,899	29,138
Valuation allowance	(6,024)	(6,209)
Deferred income taxes, net of valuation allowance	21,875	22,929
Liabilities:
Prepaid expenses	(1,899)	(2,007)
Property and equipment	(15,999)	(14,257)
Federal effect of state and foreign deferred items	(1,346)	(1,512)
Other liabilities	(1,032)	(1,101)
Total deferred tax liabilities	(20,276)	(18,877)
Net deferred income tax assets	$1,599	$4,052

Net deferred tax assets included in the accompanying consolidated balance sheets are as follows (in thousands):

	2016	2015
Non-current deferred income tax assets	$3,862	$4,321
Non-current deferred income tax liabilities	(2,263)	(269)
Net deferred tax assets	$1,599	$4,052
At year-end 2016, the Company had $11.6 million of state income tax net loss carryforwards that expire between 2022 and 2034. The Company also had foreign net loss carryforwards in the amount of $2.9 million that expire between 2028 and 2035. In addition, the Company had California state Enterprise Zone credits of $5.3 million available for use in the tax years 2016 through 2024, and South Carolina tax credits of $0.6 million available for use for tax years 2016 through 2018. These carryforwards are available to offset future taxable income.

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
Since the Company has a significant net operating loss carryforward in South Carolina, realization of a benefit from state tax credits is not more likely than not. Therefore, a full valuation allowance remains in place against these credits until such time as the Company determines it is able to either benefit from the credits or they expire. The Company has also determined that it is not more likely than not that the Company will be able to realize the tax benefit for a portion of the California Enterprise Zone credits before they expire in 2024. Therefore, the Company maintains a valuation allowance against these state tax credits in the amount of $4.1 million. This valuation allowance will also remain in place until such time as the Company determines it is able to either benefit from the credits or they expire.
For 2016, the Company maintained a full valuation allowance of $1.4 million against its Canadian deferred tax assets. The Company expects to close its remaining two stores in Canada during 2017.
Following is a summary of the change in valuation allowance (in thousands):

	2016	2015	2014
Valuation allowance—beginning of year	$6,209	$6,807	$3,884
Valuation allowance increases	—	143	2,923
Valuation allowance reductions	(185)	(741)	—
Valuation allowance—end of year	$6,024	$6,209	$6,807
West Marine and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and cities, and Puerto Rico and Canada. The Company has substantially settled all federal income tax matters through 2012, state and local jurisdictions through 2011 and foreign jurisdictions through 2008. The Company could be subject to audits in these jurisdictions for subsequent years.
Unrecognized tax benefits activity is summarized below (in thousands):

	2016	2015	2014
Unrecognized tax benefit—beginning of year	$862	$1,093	$2,476
Additions based on tax positions related to the current year	—	50	167
Additions for tax positions of prior years	—	31	218
Settlements	—	(22)	(1,463)
Lapse of statutes of limitations	(27)	(290)	(305)
Unrecognized tax benefit—end of year	$835	$862	$1,093
Included in the balance of unrecognized tax benefits at December 31, 2016 and January 2, 2016 are $0.4 million of tax benefits for each year that, if recognized, would affect the Company’s effective tax rate.
The Company recognizes accrued interest and penalties (not included in the table above) as a component of income tax expense. For the year ended December 31, 2016, the Company recognized an expense of $0.2 million related to accrued state and foreign interest. For each of the years ended January 2, 2016 and January 3, 2015, the Company recognized a benefit of less than $0.1 million in accrued interest. For all years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company recognized less than $0.1 million in penalties. The accrued interest balance at December 31, 2016 and January 2, 2016 was $0.6 million and $0.3 million, respectively, and the accrued penalties balance at the end of both years was $0.1 million.
NOTE 8: EMPLOYEE BENEFIT PLANS
The Company has a defined contribution savings plan covering all eligible associates. The Company matches 33% of an employee’s contribution up to 5% of the employee’s annual compensation, subject to statutory limitations. The Company’s contributions to the plan were $0.6 million, $0.6 million and $0.6 million for 2016, 2015 and 2014, respectively. Plan participants may choose from an array of mutual fund investment options. The plan does not provide for investments in West Marine common stock.

WEST MARINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9: QUARTERLY FINANCIAL DATA
(Unaudited and in thousands, except per share data)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$130,405	$251,599	$191,852	$129,515
Gross profit	32,905	89,230	55,350	28,175
Selling, general and administrative expense	48,043	52,718	47,871	44,992
Income (loss) from operations	(15,138)	36,512	7,479	(16,817)
Net income (loss)	(9,113)	21,584	3,853	(9,789)
Net income (loss) per share:
Basic	$(0.37)	$0.87	$0.15	$(0.39)
Diluted	(0.37)	0.86	0.15	(0.39)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$127,067	$253,177	$194,375	$130,205
Gross profit	26,982	90,760	56,260	28,043
Selling, general and administrative expense	44,975	53,492	47,576	48,256
Income (loss) from operations	(17,993)	37,268	8,684	(20,213)
Net income (loss)	(10,259)	20,945	4,892	(11,058)
Net income (loss) per share:
Basic	$(0.42)	$0.85	$0.20	$(0.45)
Diluted	(0.42)	0.85	0.20	(0.45)

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Evaluation of Internal Control over Financial Reporting
See Item 8 of this report for Management's Report on Internal Control Over Financial Reporting.
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer , an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, we concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B—OTHER INFORMATION
None.

PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive proxy statement for the 2017 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11—EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our definitive proxy statement for the 2017 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our definitive proxy statement for the 2017 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our definitive proxy statement for the 2017 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from our definitive proxy statement for the 2017 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1		Reports of Independent Registered Public Auditing Firm

Consolidated Balance Sheets as of fiscal year-end 2016 and 2015

Consolidated Statements of Income for fiscal years 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for fiscal years 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for fiscal years 2016, 2015 and 2014

Consolidated Statements of Cash Flows for fiscal years 2016, 2015 and 2014

Notes to Consolidated Financial Statements

2		Schedule II Valuation and Qualifying Accounts

3		Exhibits:
	21.1	List of Subsidiaries
	23.1	Consent of PricewaterhouseCoopers LLP.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

ITEM 16—FORM 10-K SUMMARY
None.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In thousands)
Year ended December 31, 2016
Allowance for doubtful accounts	$(265)	$(191)	(1)	$188	(2)	$(268)
Reserve for product sales returns	$(1,333)	$(1,864)	(3)	$1,839	(4)	$(1,358)
Deferred tax valuation allowance	$6,209	$—		$(185)	(6)	$6,024
Year ended January 2, 2016
Allowance for doubtful accounts	$(247)	$(174)	(1)	$156	(2)	$(265)
Reserve for product sales returns	(1,169)	$(1,833)	(3)	$1,669	(4)	$(1,333)
Deferred tax valuation allowance	$6,807	$143		$(741)		$6,209
Year ended January 3, 2015
Allowance for doubtful accounts	$(243)	$(307)	(1)	$303	(2)	$(247)
Reserve for product sales returns	$(1,570)	$(1,637)	(3)	$2,038	(4)	$(1,169)
Deferred tax valuation allowance	$3,884	$2,923	(5)	$—	(6)	$6,807

(1)	Allowance for doubtful accounts are charged to expenses.

(2)	Represents uncollectible accounts written off against the allowance for doubtful accounts.

(3)	Represents allowance for sales returns estimated at the time revenue is recognized primarily based on historical returns rates and is charged as a reduction to revenue.

(4)	Represents allowance for sales returns realized.

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

10.2*
West Marine, Inc. Amended and Restated Omnibus Equity Incentive Plan, effective May 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 26, 2016 and filed on June 1, 2016).

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

10.3*
West Marine, Inc. Associates Stock Buying Plan, as amended and restated effective September 23, 2015. (incorporated by reference by Exhibit 10.3 to the Company's Annual Report on Form 10-K filed March 9, 2016)

10.4
Lease Agreement, dated as of January 28, 2011, by and between PanCal West Marine 287 LLC and West Marine Products, Inc., for the Hollister, California distribution facility (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 28, 2011 and filed on January 31, 2011).

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

10.6.6
Sixth Amendment of Lease, dated October 26, 2016, by and between Watsonville Freeholders, L.P. and West Marine Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

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

10.10*
Offer Letter, dated May 21, 2015 and approved May 28, 2015, between West Marine, Inc. and Paul Rutenis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 21, 2015 and filed on May 28, 2015).

10.11*
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

10.13*
West Marine, Inc. Amended and Restated Executive Officer Severance Plan effective December 19, 2016 (incorporated by reference of Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 19, 2016 and filed on December 22, 2016).

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

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets as of December 31, 2016 and January 2, 2016; (ii) the consolidated statements of income for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015; (iii) the consolidated statements of stockholders' equity for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015; (iv) the consolidated statements of comprehensive income for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 and (v) the consolidated statements of cash flows for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 28, 2017	WEST MARINE, INC.

		By:	/s/ MATTHEW L. HYDE
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
February 28, 2017

/s/ JEFFREY L. LASHER
Jeffrey L. Lasher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 28, 2017

/s/ BARBARA L. RAMBO
Barbara L. Rambo
Independent Board Chair
February 28, 2017

/s/ RANDOLPH K. REPASS
Randolph K. Repass
Director
February 28, 2017

/s/ DENNIS MADSEN
Dennis Madsen
Director
February 28, 2017

/s/ JAMES F. NORDSTOM, JR.
James F. Nordstrom, Jr.
Director
February 28, 2017

/s/ ROBERT D. OLSEN
Robert D. Olsen
Director
February 28, 2017

/s/ ALICE M. RICHTER
Alice M. Richter
Director
February 28, 2017

/s/ CHRISTIANA SHI
Christiana Shi
Director
February 28, 2017