Form 10-Q
period 2017-04-01
WEST MARINE INC
filed 2017-05-01
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017
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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 24, 2017, the number of shares outstanding of the registrant’s common stock was 25,167,320.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 1, 2017, DECEMBER 31, 2016 AND APRIL 2, 2016
(Unaudited and in thousands, except share data)

	April 1, 2017	December 31, 2016	April 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$46,970	$76,141	$22,351
Trade receivables, net	9,087	6,413	9,076
Merchandise inventories, net	257,379	212,106	268,594
Other current assets	26,873	20,568	27,141
Total current assets	340,309	315,228	327,162
Property and equipment, net	79,595	82,517	81,967
Long-term deferred income taxes	3,779	3,862	4,127
Other assets	4,415	4,495	4,256
TOTAL ASSETS	$428,098	$406,102	$417,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,170	$32,999	$66,905
Accrued payroll	13,224	15,609	13,627
Accrued expenses and other	30,578	29,510	28,595
Total current liabilities	106,972	78,118	109,127
Deferred rent and other	20,411	19,253	17,854
Total liabilities	127,383	97,371	126,981
Commitments and Contingencies - see Note 5
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 25,861,501 shares issued and 25,172,612 shares outstanding at April 1, 2017; 25,690,484 shares issued and 25,001,595 shares outstanding at December 31, 2016; and 25,520,555 shares issued and 24,831,666 shares outstanding at April 2, 2016	26	26	26
Treasury stock	(9,698)	(9,461)	(9,375)
Additional paid-in capital	215,581	214,790	212,167
Accumulated other comprehensive loss	(542)	(534)	(549)
Retained earnings	95,348	103,910	88,262
Total stockholders’ equity	300,715	308,731	290,531
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428,098	$406,102	$417,512
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 13 WEEKS ENDED APRIL 1, 2017 AND APRIL 2, 2016
(Unaudited and in thousands, except per share data)

	13 Weeks Ended
	April 1, 2017	April 2, 2016
Net revenues	$129,063	$130,405
Cost of goods sold	96,141	97,500
Gross profit	32,922	32,905
Selling, general and administrative expense	44,888	48,043
Loss from operations	(11,966)	(15,138)
Interest expense	110	105
Loss before income taxes	(12,076)	(15,243)
Income tax benefit	(4,806)	(6,130)
Net loss	$(7,270)	$(9,113)
Net loss per common and common equivalent share:
Basic	$(0.29)	$(0.37)
Diluted	$(0.29)	$(0.37)
Weighted average common and common equivalent shares outstanding:
Basic	25,047	24,766
Diluted	25,047	24,766
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE 13 WEEKS ENDED APRIL 1, 2017 AND APRIL 2, 2016
(Unaudited and in thousands)

	13 Weeks Ended
	April 1, 2017	April 2, 2016
Net loss	$(7,270)	$(9,113)
Other comprehensive loss
Foreign currency translation adjustment	(8)	(231)
Total comprehensive loss	$(7,278)	$(9,344)
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 13 WEEKS ENDED APRIL 1, 2017 AND APRIL 2, 2016
(Unaudited and in thousands)

	13 Weeks Ended
	April 1, 2017	April 2, 2016
OPERATING ACTIVITIES:
Net loss	$(7,270)	$(9,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,804	5,452
Share-based compensation	791	680
Deferred income taxes	858	456
Provision for doubtful accounts	(5)	3
Lower of cost or market inventory adjustments	1,043	737
Loss on asset disposals	1	22
Changes in assets and liabilities:
Trade receivables	(2,668)	(1,938)
Merchandise inventories	(46,317)	(46,478)
Other current assets	(6,310)	(3,796)
Other assets	30	(97)
Accounts payable	31,551	41,137
Accrued payroll	(2,385)	(7,879)
Accrued expenses and other	(254)	1,174
Deferred items and other non-current liabilities	383	262
Net cash used in operating activities	(24,748)	(19,378)
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	14	11
Purchases of property and equipment	(4,228)	(6,348)
Net cash used in investing activities	(4,214)	(6,337)
FINANCING ACTIVITIES:
Borrowings on line of credit	120	438
Repayments on line of credit	(90)	(438)
Treasury shares acquired	(236)	(89)
Net cash used in financing activities	(206)	(89)
Effect of exchange rate changes on cash	(3)	(4)
NET DECREASE IN CASH	(29,171)	(25,808)
CASH AT BEGINNING OF PERIOD	76,141	48,159
CASH AT END OF PERIOD	$46,970	$22,351
Other cash flow information:
Cash paid for interest	$103	$82
Cash paid for income taxes, net of refunds of $9 and $2,937	116	(2,807)
Non-cash investing activities
Property and equipment additions in accounts payable	1,072	1,150

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen Weeks Ended April 1, 2017 and April 2, 2016
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
The condensed consolidated balance sheet at December 31, 2016 presented herein has been derived from the audited consolidated financial statements of the Company that were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended December 31, 2016 that were included in the 2016 Form 10-K.
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended December 31, 2016. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week period ended April 1, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 30, 2017. Historically, the Company's revenues and net income are higher in the second and third quarters and are lower in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
The Company's fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31. The 2017 fiscal year and 2016 fiscal year consist of 52 weeks ending on December 30, 2017 and December 31, 2016, respectively. All quarters of both fiscal years 2017 and 2016 consist of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Cash and Cash Equivalents
The Company's cash and cash equivalents consist of cash on hand, bank deposits and amounts in transit from banks for customer credit card and debit card transactions. As of April 1, 2017, December 31, 2016 and April 2, 2016, cash balances were $47.0 million, $76.1 million and $22.4 million, respectively.
Reportable Segment
West Marine is an omni-channel retail organization operating one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. The metrics used by the Company's Chief Executive Officer (as the chief operating decision maker) to assess the performance of the Company and the process he uses to allocate resources focus on viewing the business as a single, integrated business. The Company has integrated systems and has commingled sales channel payroll expense, inventories, merchandise procurement activities, and distribution networks to concentrate its strategy as an omni-channel retailer.
Revenues from customers are derived from merchandise sales, and the Company does not rely on any individual major customer.
The Company considers its merchandise expansion strategy to be important to the future success of the Company and is providing the following product category information. Net revenues from the Company's merchandise mix for the periods ended April 1, 2017 and April 2, 2016, respectively, is reflected in the table below:

	13 Weeks Ended
Net Revenues from:	April 1, 2017	April 2, 2016
Core boating products	79.1%	79.2%
Merchandise expansion products	20.9%	20.8%
Total	100.0%	100.0%
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date
ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing
ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients
In May 2014, FASB issued an accounting standards update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to December 15, 2017 for annual reporting periods beginning after that date. FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company did not early adopt the standard; therefore, the new standard will be effective for the Company's 2018 fiscal year. The standard permits the use of either the full retrospective or modified retrospective approach. The Company currently expects to adopt the new standard using the modified retrospective approach.
In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: identifying performance obligations; and licensing implementation guidance. The Company did not early adopt the standard; therefore, the new standard will be effective for the Company's 2018 fiscal year. The Company is currently assessing and evaluating the new standard and has not yet concluded whether the adoption of ASU 2016-10 will have a material impact on the Company's consolidated financial statements. The Company currently expects to adopt an accounting policy to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good, rather than as an additional promised service. This guidance does not represent a change from current practice for the Company. The Company does not have any license or royalty revenue.
In May 2016, FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which focuses on clarifying the guidance on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modification at transition. The Company did not early adopt the standard; therefore, the new standard will be effective for the Company's 2018 fiscal year. The Company has not yet concluded whether the adoption of ASU 2016-12 will have a material impact on its consolidated financial statements. Consistent with its current accounting policy, the Company currently expects to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price.
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
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,which is intended to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on specific cashflow issues. The amendments in ASU 2016-15 are effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and should be applied using the retrospective transition method for each period presented. Early adoption is permitted, but all amendments must be adopted in the same period. The Company is not planning to early adopt and is currently evaluating the impact that the amendments will have on its consolidated financial statements.
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
In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance the first quarter of 2017 on a prospective basis. The impact to the Company was not significant. The Company does not have any previously unrecognized windfalls. Tax shortfalls on awards vesting in the period were recorded in the income statement and the Company will continue to estimate forfeitures each period. There was no impact to the statement of cash flows, as the Company will continue to report all tax-related cash flows resulting from share based payments as operating activities, and all cash payments made to taxing authorities on behalf of employees, based on shares withheld to cover tax obligations, are reported as financing activities.
NOTE 2: INCOME TAXES
The Company calculates its interim income tax provision by estimating the annual effective tax rate and applying that rate to its year-to-date ordinary earnings. The Company's effective tax rate for the 13-week period ended April 1, 2017 was 39.8%, which resulted in a benefit of $4.8 million, while the effective tax rate for the 13-week period ended April 2, 2016 was 40.2%, which resulted in a benefit of $6.1 million. This rate decrease primarily was driven by prior year state tax accruals related to uncertain tax positions and almost entirely offset by current year expense related to excess tax shortfalls from stock compensation.
The Company maintains valuation allowances against its California Enterprise Zone credits in the amount of $4.1 million, against its South Carolina state tax credits in the amount of $0.6 million, and against its Canadian net deferred tax assets in the amount of $1.4 million. The Company continues to monitor and adjust these valuation allowances based on current evaluations of its ability to realize these deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction, various states and cities, Puerto Rico and Canada. The Company has substantially settled all federal income tax matters through 2012, as well as all state and foreign jurisdictions through 2011 and 2008, respectively.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.8 million for the 13-week period ended April 1, 2017 and $0.7 million for the 13-week period ended April 2, 2016, the majority of which was recorded as selling, general and administrative expense. During the 13-week period ended April 1, 2017, the Company adopted ASU 2016-09, which did not have a significant impact on the income tax rate.
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

NOTE 6: NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if unvested restricted stock units vested and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.5 million shares and 0.6 million shares of common stock that were outstanding for the quarters ended April 1, 2017 and April 2, 2016, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net loss per share computations (shares in thousands):

	13 Weeks Ended
	April 1, 2017		April 2, 2016
	Shares	Net Loss Per Share	Shares	Net Loss Per Share
Basic	25,047	$(0.29)	24,766	$(0.37)
Effect of dilutive stock options	—	0.00	—	0.00
Diluted	25,047	$(0.29)	24,766	$(0.37)

NOTE 7: SUBSEQUENT EVENT
On April 10, 2017, we and certain of our subsidiaries, along with the lenders that are signatories thereto and Wells Fargo Bank, National Association, as agent for the lenders, entered into a joinder and second amendment to our amended and restated loan and security agreement, to among other things: extend the maturity of the agreement to April 10, 2022; reduce the maximum availability borrowing capacity from $120.0 million to $60.0 million; reduce the interest rates applicable to borrowings under our amended and restated loan and security agreement; allow for payment of dividends of up to $15.0 million in any consecutive 12-month period, including the dividend declared on March 23, 2017; reduce the fee that we must pay on undrawn availability; and release West Marine Canada Corp., a Nova Scotia unlimited liability company and wholly-owned subsidiary of the Company, from its obligations under the Loan Agreement due to the winding down of Canadian operations, In addition, at our option and subject to certain conditions, we may increase our borrowing capacity up to an additional $12.5 million. The amount available to be borrowed is based on a percentage of certain of our inventory (excluding capitalized indirect costs) and accounts receivable. This loan agreement amends and supersedes our previous loan and security agreement that would have expired on November 30, 2017.
The revolving credit facility is guaranteed by West Marine, Inc. and West Marine Insurance, Inc. (a Vermont corporation and wholly-owned subsidiary of the Company) and secured by a security interest in all of our accounts receivable and inventory, certain other related assets, and all proceeds thereof. The revolving credit facility is available for general working capital and general corporate purposes.
NOTE 8: STOCKHOLDERS EQUITY
On March 23, 2017, the Company declared a cash dividend of $0.05 per share on issued and outstanding shares of common stock, payable on May 25, 2017 to stockholders of record as of the close of business on May 11, 2017. The ex-dividend date is May 9, 2017. A $1.3 million dividend payable was recorded to retained earnings in the first quarter of 2017.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). All references to the first quarter of 2017 mean the 13-week period ended April 1, 2017, and all references to the first quarter of 2016 mean the 13-week period ended April 2, 2016. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.
Overview
West Marine is a leading omni-channel specialty retailer exclusively offering boating gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water. Providing great customer experiences and a consistent brand is important to us, regardless of the sales channel our customer uses. Our 253 stores open at the end of the first quarter of 2017 are located in 38 states, Puerto Rico and Canada. In order to focus our resources and improve profitability, we closed eight Canadian stores during 2015, and we plan to close the remaining two stores by June 2017. With our numerous stores and our eCommerce websites reaching domestic and international customers, we are recognized as a dominant waterlife outfitter for cruisers, sailors, anglers and paddlesports enthusiasts.
Over the last few years and continuing through 2017, we have been focused on growing revenue and improving profitability with the following key strategies:

•	eCommerce

•	Store optimization

•	Merchandise expansion
Our principal executive offices are located at 500 Westridge Drive, Watsonville, California 95076-4100, and our telephone number is (831) 728-2700.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We have identified certain policies that require the application of significant judgment by management. Our most critical accounting policies are those related to inventory valuations (including valuation adjustments and capitalization of indirect costs), vendor allowances receivable, costs associated with exit activities, impairment of long-lived assets, income taxes, liabilities for self-insurance or high-deductible losses, and share-based compensation. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Form 10-K. The following discussion and analysis should be read in conjunction with such description of our critical accounting policies and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended
	April 1, 2017	April 2, 2016
Net revenues	100.0%	100.0%
Cost of goods sold	74.5	74.8
Gross profit	25.5	25.2
Selling, general and administrative expense	34.8	36.8
Loss from operations	(9.3)	(11.6)
Interest expense	0.1	0.1
Loss before income taxes	(9.4)	(11.7)
Income tax benefit	(3.8)	(4.7)
Net loss	(5.6)%	(7.0)%
Thirteen Weeks Ended April 1, 2017 Compared to Thirteen Weeks Ended April 2, 2016
Net revenues for the first quarter of 2017 were $129.1 million, a decrease of $1.3 million, or 1.0%, compared to net revenues of $130.4 million in the first quarter of 2016. Comparable store sales were flat to last year. Comparable store sales is calculated by including net sales of stores that have been open at least 13 months and sales from our direct-to-consumer and professional channels. A store is included in comparable store sales in the fiscal period in which it commences its 14th month of operations.
We saw sales growth in the quarter from our eCommerce and merchandise expansion strategies. During the first quarter, our eCommerce sales increased by 9.5% and represented 13.2% of our net revenues, as compared to 11.9% last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) grew by 0.1%. Merchandise expansion products represented 20.9% of our first quarter total sales, as compared to 20.8% last year. Sales of core boating products, which represented 79.1% of our total sales for the first quarter of this year and tend to be dependent upon boat-usage, declined by 0.8% as compared to the same period last year. Core boating product sales declined, in part, from lower sales to professional customers, as we have modified discounts and service levels to improve profits over the long term. During the first quarter of last year, core boating products represented 79.2% of total sales.
We had 253 stores open at the end of the first quarter of 2017, compared to 261 stores open at the end of the first quarter of 2016. Store count declined by 3.1% year-over-year, selling square footage decreased by 2.1%.
Gross profit was $32.9 million, flat to last year. Gross margin increased to 25.5% in the first quarter of 2017, compared to 25.2% in the first quarter last year. This primarily was driven by an improvement in supply chain efficiencies of 0.4%, improved inventory management and 0.1% related to product margin expansion, partially offset by higher occupancy cost given lower net revenues in the period. Cost of goods sold includes costs related to the purchase, transportation and storage of merchandise, shipping expense and store occupancy costs. Consideration in the form of cash or credits received from vendors is recorded as a reduction to cost of goods sold as the related products are sold.
Selling, general and administrative (“SG&A”) expense was $44.9 million, a decrease of $3.1 million, or 6.6%, compared to $48.0 million for the same period last year. SG&A expense decreased as a percentage of net revenues to 34.8% in the first quarter of 2017, compared to 36.8% for the same period last year. The primary drivers of the lower SG&A expense were $1.7 million attributed to lower benefit costs, including lower year-over-year health care claims, and $1.6 million in lower training costs, including West Marine University, our biennial Company-wide training event, and store associated training programs.
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
Net loss for the 13-week period ended April 1, 2017 was $7.3 million, a $1.8 million decrease compared to the same period last year. Our effective income tax rate for the 13-week period ended April 1, 2017 was 39.8%, which resulted in a benefit of $4.8 million, while the effective tax rate for the 13-week period ended April 2, 2016 was 40.2%, which resulted in a benefit of $6.1 million.

Liquidity and Capital Resources
We ended the first quarter of 2017 with $47.0 million of cash and cash equivalents, compared to $22.4 million at the end of the first quarter of 2016. Working capital (the excess of current assets over current liabilities) increased to $233.3 million at the end of the first quarter of 2017, compared to $218.0 million at the end of the first quarter of 2016. The increase in working capital primarily was attributable to a $24.6 million increase in cash and a $3.7 million decrease in accounts payable, partially offset by a $11.2 million decrease in merchandise inventory, and an increase of $2.0 million in accrued expenses. We believe that our cash on hand, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for the foreseeable future.
Operating Activities
During the first three months of 2017, net cash used by operating activities was $24.7 million, compared to $19.4 million during the same period last year. The increase in cash used by operating activities year-over-year primarily was due to a decrease in accounts payable of $9.6 million and current-year changes in other assets of $2.5 million, partially offset by current-year changes in accrued payroll of $5.5 million. The primary drivers for the change in accounts payable were lower inventory levels when compared to prior periods. The primary driver of the change in other assets was an increase in other receivables. The primary driver of the changes in accrued payroll were decreases in variable compensation. Additionally, net loss for the first quarter of 2017 was $1.8 million less than the first quarter loss in 2016. See “Recently Issued Accounting Pronouncements” in Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report for a discussion of our adoption of ASU 2016-09.
Investing Activities
Net cash used in investing activities was $4.2 million for the first three months of 2017, compared to net cash used of $6.3 million for the first three months of 2016. During the remaining nine months of 2017, we expect to spend approximately $17 million to $20 million on capital expenditures, mainly for information technology enhancements and our store optimization program as well as eCommerce website enhancements. Under our store optimization strategy, we opened one standard store during the first three months of 2017. During the first three months of 2016, we opened one flagship store, completed five store revitalization projects and finished four revitalization-select projects (a smaller-scale revitalization). These capital expenditures represent the majority of our investing activities for each year.
Financing Activities
Net cash used in financing activities was $0.2 million for the first three months of 2017, primarily attributable to withholding of shares for taxes related to restricted stock units vested during the quarter. For the first three months of 2016, net cash used in financing activities was $0.1 million, primarily for withholding taxes related to restricted stock units vested during the quarter.
Credit Agreement
We maintain an asset-backed line of credit that provides us with a secured revolving credit facility, with a maximum borrowing base of up to $120 million at April 1, 2017. In addition, at our option and subject to certain conditions, we could have increased our borrowing capacity up to an additional $25.0 million at April 1, 2017. On April 10, 2017, we amended our revolving credit facility to, among other things, reduce borrowing capacity to $60 million, reduce our optional increase to $12.5 million, and extend the maturity to April 10, 2022. For more information regarding the amendment to our revolving credit facility, see Note 7 in our unaudited condensed consolidated financial statements in Part I, Item 1 of this report. The amount available to be borrowed is based on a percentage of our inventory (excluding capitalized indirect costs) and accounts receivable. The revolving credit facility is available for general working capital and general corporate purposes. Before the amendment, at our election, borrowings under the revolving credit facility bore interest at one of the following options:
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.5% and 1.0% and for option (2) above is between 1.5% and 2.0%. The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For the first quarter of 2017 and 2016, the weighted-average interest rate on all of our outstanding borrowings was 4.3% and 4.0%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of April 1, 2017, we were in compliance with the covenants under our loan agreement, had less than $0.1 million outstanding under our revolving credit facility and $115.8 million available for future borrowings. The highest outstanding balance during the first quarter of 2017 and 2016 was less than $0.1 million and $0.3 million, respectively.
We may borrow against the aggregate borrowing base up to the maximum revolver amount, which was $120.0 million at April 1, 2017, December 31, 2016 and April 2, 2016. Our borrowing base at the periods then ended consisted of the following (in millions):

	April 1, 2017	December 31, 2016	April 2, 2016
Accounts receivable availability	$10.3	$5.0	$9.0
Inventory availability	189.6	122.4	194.6
Less: reserves	(7.8)	(6.9)	(7.4)
Less: minimum availability	(19.2)	(12.0)	(19.6)
Less: suppressed availability	(52.9)	—	(56.6)
Total borrowing base	$120.0	$108.5	$120.0
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$—	$—	$—
Outstanding letters of credit	4.2	4.2	4.5
Total obligations	$4.2	$4.2	$4.5

Accordingly, our availability as of April 1, 2017, December 31, 2016 and April 2, 2016, respectively, was (in millions):
Total borrowing base	$120.0	$108.5	$120.0
Less: obligations	(4.2)	(4.2)	(4.5)
Total availability	$115.8	$104.3	$115.5

EBITDA
In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are providing EBITDA, which is a non-GAAP financial measure, as a supplemental measure to help investors evaluate our fundamental operational performance. EBITDA is defined as net income (loss) plus interest expense, income tax (benefit), and depreciation and amortization. EBITDA is not a presentation made in accordance with GAAP, is not a measure of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements, such as interest payments, tax payments and debt service requirements or replacement of fixed assets. By eliminating interest, income taxes, depreciation and amortization, we believe the result is a useful measure across time in evaluating our fundamental core operating performance. We also believe that EBITDA provides a clearer picture of operating performance of the business, given the significant investments we are making in the growth of the business, by eliminating the effects of depreciation and interest expense.
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
The following table sets forth a reconciliation of net loss, the most directly comparable GAAP financial measure, to EBITDA (in millions):

	13 Weeks Ended
	April 1, 2017	April 2, 2016
Net loss	$(7.3)	$(9.1)
Add:
Interest expense	0.1	0.1
Depreciation and amortization (1)	5.8	5.4
Income tax (benefit)	(4.8)	(6.1)
EBITDA	$(6.2)	$(9.7)

(1)	Included in cost of goods sold and SG&A expense. Amortization of deferred financing costs related to our revolving credit facility is included in interest expense.
Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not currently reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of April 1, 2017, we were not involved in any unconsolidated special purpose entities or variable interest entities.
Substantially all of the real property used in our business is leased under operating lease agreements, as described in Item 2, “Properties” and Note 6 to our consolidated financial statements in the 2016 Form 10-K.
Seasonality
Our business is highly seasonal. In 2016, approximately 63% of our net sales and all of our net income occurred during the second and third quarters, principally during the period from April through August, which represents the peak months for boat buying, usage and maintenance in most of our markets.
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
Our key growth strategies have delivered encouraging results. As we continue to test and learn, we have ramped up our investments, with the results outlined below:

•
eCommerce: Sales from eCommerce increased by 9.5% for the first three months of 2017 as compared to last year. eCommerce sales represented 13.2% of total sales this year, up from 11.9% for the same period last year.

•
Store optimization: We continue to increase the number of waterlife stores, which provide an enhanced shopping experience for our customers, both in terms of store design and expanded product assortment. Our store optimization strategy has evolved from store consolidations, where we created fewer and better stores in our major markets, to also include revitalizations of select stores. A store revitalization consists of light remodeling, space optimization, product assortment changes, new product category introduction, and associate training.

•
Merchandise expansion: Sales in our merchandise expansion categories support our eCommerce and store optimization strategies and grew by 0.1% for the first three months of 2017 as compared to last year. During this same period, sales in our core categories decreased by 0.8%. This strategy welcomes a broader base of customers who are passionate about recreating on and around the water by providing a wide selection of products. We offer this expanded assortment in our waterlife stores, on our retail eCommerce website and in our revitalized stores. Sales of merchandise expansion products represented 20.9% of total sales for the first three months of 2017, up from 20.8% for the same period last year.
We continue to see evidence of positive inter-dependence across our growth strategies. Specifically, our eCommerce and store optimization strategies are enabling us to better present our merchandise expansion product offerings, and all of our strategies have resulted in attracting new customers and building upon our customer base.
Given the success of our growth strategies, and the need to continue to drive them at a fast pace in order to continue to reposition our business to provide steady profitable growth, our financial plan for 2017 includes further investment of resources in support of our key growth strategies. We expect overall capital spending to be slightly below depreciation expense, which was approximately $22.2 million in 2016.
For more information see the “Overview,” “Fiscal 2016 Compared with Fiscal 2015 - Revenues,” and “Business Trends” discussions in Item 7-“Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Form 10-K.
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
Forward-Looking Statements
All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “will,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things: expectations related to our earnings, growth and profitability; statements that relate to West Marine's future plans, expectations and objectives; expectations and projections with respect to our ability to: continue to appropriately invest in, and execute on, our key growth strategies; experience increased sales from expanded merchandise assortments; continue to successfully execute our store optimization strategy; successfully and fully execute our 15/50 plan; continue to invest in our technology infrastructure, inventory, maintain in-stock levels; improve financial performance; increase sales through all channels and control operating expenses; as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors.
West Marine's operations could be adversely affected if participation in the boating industry declines, if boat usage decreases, if fuel prices were to significantly increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Risk factors that may affect our operating results in the future include the risk factors set forth in the 2016 Form 10-K, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
Recently Issued Accounting Pronouncements
See Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report for a discussion of recently-issued accounting pronouncements.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not undertake any specific actions to diminish our exposure to interest rate or currency rate risk, and we are not a party to any interest rate or currency rate risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in the 2016 Form 10-K.
At the end of the quarter ended April 1, 2017, we had less than $0.1 million in outstanding current portion - long-term debt and, accordingly, would not be impacted by a change in interest rates. We had up to $120.0 million in borrowing capacity under our credit facility. There are various interest rate options available, as described above.
Our only significant risk exposure is from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.2 million over the next year.

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
See Part I, Item 1, Note 5 to our unaudited condensed consolidated financial statements in this report for a discussion of our legal proceedings.
ITEM 1A – RISK FACTORS
We have included in Part I, Item 1A of the 2016 Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock. There has been no material change in our Risk Factors since we filed the 2016 Form 10-K.
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

10.2*	Amendment #1 to the West Marine, Inc. Amended and Restated Omnibus Equity Incentive Plan, effective March 23, 2017.

10.3*	Form of Notice of Grant of Time-Vested Restricted Stock Units and Form of Time-Vested Restricted Stock Unit Agreement for Associates.

10.4*	Form of Notice of Grant of Performance-Based Restricted Stock Units and Form of Performance-Based Restricted Stock Unit Agreement for Associates.

10.5*	Form of Notice of Grant of Time-Vested Restricted Stock Units and Form of Time-Vested Restricted Stock Unit Agreement for Non-Employee Directors.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement within the meaning of Item 601(b)(10)(iii) of Regulation S-K.

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of April 1, 2017, December 31, 2016 and April 2, 2016; (ii) the condensed consolidated statements of operations for the 13 weeks ended April 1, 2017 and April 2, 2016; (iii) the condensed consolidated statements of comprehensive loss for the 13 weeks ended April 1, 2017 and April 2, 2016; and (iv) the condensed consolidated statements of cash flows for the 13 weeks ended April 1, 2017 and April 2, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 1, 2017	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Jeffrey L. Lasher
Jeffrey L. Lasher
Chief Financial Officer