Form 10-Q
period 2017-07-01
WEST MARINE INC
filed 2017-08-07
CIK 912833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2017, the number of shares outstanding of the registrant’s common stock was 25,279,858.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WEST MARINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 1, 2017, DECEMBER 31, 2016 AND JULY 2, 2016
(Unaudited and in thousands, except share data)

	July 1, 2017	December 31, 2016	July 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$113,271	$76,141	$89,551
Trade receivables, net	10,341	6,413	10,649
Merchandise inventories, net	243,408	212,106	253,635
Other current assets	21,378	20,568	19,686
Total current assets	388,398	315,228	373,521
Property and equipment, net	77,832	82,517	80,508
Long-term deferred income taxes	3,718	3,862	4,017
Other assets	4,431	4,495	4,501
TOTAL ASSETS	$474,379	$406,102	$462,547
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,172	$32,999	$77,186
Accrued payroll	15,532	15,609	16,879
Accrued expenses and other	41,331	29,510	37,243
Total current liabilities	130,035	78,118	131,308
Deferred rent and other	20,609	19,253	18,193
Total liabilities	150,644	97,371	149,501
Commitments and Contingencies - see Note 5
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $.001 par value: 50,000,000 shares authorized; 25,967,831 shares issued and 25,278,942 shares outstanding at July 1, 2017; 25,690,484 shares issued and 25,001,595 shares outstanding at December 31, 2016; and 25,628,645 shares issued and 24,939,756 shares outstanding at July 2, 2016	26	26	26
Treasury stock	(9,698)	(9,461)	(9,411)
Additional paid-in capital	216,900	214,790	213,137
Accumulated other comprehensive loss	(57)	(534)	(552)
Retained earnings	116,564	103,910	109,846
Total stockholders’ equity	323,735	308,731	313,046
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$474,379	$406,102	$462,547
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 13 WEEKS AND 26 WEEKS ENDED JULY 1, 2017 AND JULY 2, 2016
(Unaudited and in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenues	$247,238	$251,599	$376,301	$382,004
Cost of goods sold	156,979	162,369	253,120	259,869
Gross profit	90,259	89,230	123,181	122,135
Selling, general and administrative expense	54,156	52,718	99,044	100,761
Income from operations	36,103	36,512	24,137	21,374
Interest expense	99	116	210	221
Income before income taxes	36,004	36,396	23,927	21,153
Provision for income taxes	14,784	14,812	9,977	8,682
Net income	$21,220	$21,584	$13,950	$12,471
Net income per common and common equivalent share:
Basic	$0.84	$0.87	$0.55	$0.50
Diluted	$0.84	$0.86	$0.55	$0.50
Weighted average common and common equivalent shares outstanding:
Basic	25,235	24,884	25,141	24,825
Diluted	25,338	24,958	25,287	24,910
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE 13 WEEKS AND 26 WEEKS ENDED JULY 1, 2017 AND JULY 2, 2016
(Unaudited and in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$21,220	$21,584	$13,950	$12,471
Other comprehensive income
Foreign currency translation adjustment	484	(3)	476	(234)
Total comprehensive income	$21,704	$21,581	$14,426	$12,237
See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 26 WEEKS ENDED JULY 1, 2017 AND JULY 2, 2016
(Unaudited and in thousands)

	26 Weeks Ended
	July 1, 2017	July 2, 2016
OPERATING ACTIVITIES:
Net income	$13,950	$12,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,648	10,987
Share-based compensation	1,550	1,449
Realized cumulative foreign currency translation adjustment	580	—
Deferred income taxes	1,124	973
Provision for doubtful accounts	63	100
Lower of cost or market inventory adjustments	1,136	1,119
Loss on asset disposals	82	166
Changes in assets and liabilities:
Trade receivables	(3,990)	(3,607)
Merchandise inventories	(32,438)	(31,901)
Other current assets	(902)	3,656
Other assets	(66)	(392)
Accounts payable	41,083	51,999
Accrued payroll	(77)	(4,627)
Accrued expenses and other	11,760	9,737
Deferred items and other non-current liabilities	375	193
Net cash provided by operating activities	45,878	52,323
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	19	23
Purchases of property and equipment	(7,845)	(11,111)
Net cash used in investing activities	(7,826)	(11,088)
FINANCING ACTIVITIES:
Borrowings on line of credit	345	820
Repayments on line of credit	(317)	(820)
Cash dividend paid	(1,262)	—
Proceeds from exercise of stock options	250	—
Proceeds from sale of common stock pursuant to Associates Stock Buying Plan	310	287
Treasury shares acquired	(236)	(125)
Net cash provided by (used in) financing activities	(910)	162
Effect of exchange rate changes on cash	(12)	(5)
NET INCREASE IN CASH	37,130	41,392
CASH AT BEGINNING OF PERIOD	76,141	48,159
CASH AT END OF PERIOD	$113,271	$89,551
Other cash flow information:
Cash paid for interest	$141	$156
Cash paid for income taxes, net of refunds of $30 and $2,947	161	(2,753)
Non-cash investing activities
Property and equipment additions in accounts payable	1,542	570

See accompanying notes to condensed consolidated financial statements.

WEST MARINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Twenty-six Weeks Ended July 1, 2017 and July 2, 2016
(Unaudited)

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
On June 29, 2017, the Company entered into an agreement and plan of merger (the "Merger Agreement") with Rising Tide Parent Inc., a Delaware corporation (“Parent”), and Rising Tide Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”). Parent and Sub are entities affiliated with Monomoy Capital Partners, a New York-based private equity fund ("Monomoy"). For more information, see Note 8.
Accounting policies followed by the Company are described in Note 1 in the audited consolidated financial statements for the year ended December 31, 2016. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted for purposes of the condensed consolidated interim financial statements presented herein. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13-week and 26-week periods ended July 1, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending December 30, 2017. Historically, the Company's revenues and net income are higher in the second and third quarters and are lower in the first and fourth quarters of the fiscal year. The increase in revenues and earnings, principally during the period from April through August, is representative of the peak months for boat buying, usage and maintenance in most of the Company's retail markets.
The Company's fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to December 31. The 2017 fiscal year and 2016 fiscal year consist of 52 weeks ending on December 30, 2017 and December 31, 2016, respectively. All quarters of both fiscal years 2017 and 2016 consist of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Cash and Cash Equivalents
The Company's cash and cash equivalents consist of cash on hand, bank deposits and amounts in transit from banks for customer credit card and debit card transactions. As of July 1, 2017, December 31, 2016 and July 2, 2016, cash balances were $113.3 million, $76.1 million and $89.6 million, respectively.
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
The Company considers its merchandise expansion strategy to be important to the future success of the Company and is providing the following product category information. Net revenues from the Company's merchandise mix for the periods ended July 1, 2017 and July 2, 2016, respectively, is reflected in the table below:

	13 Weeks Ended		26 Weeks Ended
Net Revenues from:	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Core boating products	77.0%	77.2%	77.7%	77.9%
Merchandise expansion products	23.0%	22.8%	22.3%	22.1%
Total	100.0%	100.0%	100.0%	100.0%
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
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing all lease assets and liabilities on the balance sheet for leases with a term of more than 12 months. In addition, the update will require additional disclosures regarding key information about leasing arrangements. Under existing guidance, operating leases with a term of more than 12 months are not recorded as lease assets and lease liabilities on the balance sheet. The update will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this accounting guidance on its consolidated financial statements. The Company expects the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on its consolidated balance sheets.
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
In May 2017, FASB issued ASU 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting, which is intended to provide clarity and reduce diversity in practice when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The effective date for ASU 2017-09 is for fiscal years beginning after December 15, 2017, with early adoption permitted. West Marine will apply the guidance prospectively at the beginning of its 2018 fiscal year.
NOTE 2: INCOME TAXES
The Company calculates its interim income tax provision by estimating the annual effective tax rate and applying that rate to its year-to-date ordinary earnings. The Company's effective tax rate for the 13-week period ended July 1, 2017 was 41.1%, which resulted in a provision of $14.8 million, while the effective tax rate for the 13-week period ended July 2, 2016 was 40.7%, which resulted in a provision of $14.8 million. The Company's effective tax rate for the 26-week period ended July 1, 2017 was 41.7%, which resulted in a provision of $10.0 million, while the effective tax rate for the 26-week period ended July 2, 2016 was 41.0%, which resulted in a provision of $8.7 million. This rate increase primarily was driven by Canadian net operating losses not expected to be benefited in the tax provision and by transaction costs not estimated to be deductible.
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
During the 13-week period ended July 1, 2017, the Company recognized less than $0.1 million of expense related to uncertain tax positions, including accrued interest and penalties. The Company also recognized less than $0.1 million of tax expense relating to stock compensation.
The Company files income tax returns in the U.S. federal jurisdiction, various states and cities, Puerto Rico and Canada. The Company has substantially settled all federal income tax matters through 2012, as well as all state and foreign jurisdictions through 2011 and 2008, respectively.
NOTE 3: SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $0.8 million for the 13-week period ended July 1, 2017 and $0.8 million for the 13-week period ended July 2, 2016, the majority of which was recorded as selling, general and administrative ("SG&A") expense. The Company recognized share-based compensation expense of $1.6 million for the 26-week period ended July 1, 2017 and $1.4 million for the 26-week period ended July 2, 2016, the majority of which was recorded as SG&A expense. During the 13-week period ended April 1, 2017, the Company adopted ASU 2016-09, which did not have a significant impact on the income tax rate.
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
NOTE 5: CONTINGENCIES
Derrick McNeil v. West Marine, Inc., et. al. ("McNeil"); George Patterson v. Randolph K. Repass, Matthew L. Hyde, Barbara L. Rambo, Dennis F. Madsen, Robert D. Olsen, James F. Nordstrom, Jr., Alice M. Richter, and Christiana Shi ("Patterson"); and Daniel Greenberg v. West Marine, Inc., et. al. ("Greenberg"). On July 27, 2017, McNeil and Patterson each filed a lawsuit in the United States District Court for the District of Delaware and in the Superior Court of the State of California, County of Santa Cruz (Patterson), and on July 31, 2017, Greenberg filed a lawsuit in the United States District Court for the Northern District of California. All three lawsuits are putative securities class action complaints that name the Company and/or its directors as defendants and relate to Monomoy’s proposed acquisition of the Company. The McNeil and Greenberg lawsuits allege, among other things, that the Company and its directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by omitting certain information from the preliminary proxy statement filed with the Securities and Exchange Commission in connection with the merger of Sub with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the "Merger"). The Patterson lawsuit alleges that the Company’s directors were conflicted and breached their fiduciary duties to stockholders by, among other things, seeking to sell the Company through an allegedly unfair process, for an unfair price and on unfair terms, and because the preliminary proxy statement omits certain information. Based on these allegations, the complaints seek, among other things, equitable relief, including additional disclosure in the proxy statement, an injunction of the Merger and costs and expenses of the litigation, including attorneys’ fees. Based on the facts known to date, the Company considers the claims asserted to be without merit and intends to vigorously defend against them.
The Company also is involved in various other legal and administrative proceedings, claims and litigation, and regulatory compliance audits arising in the ordinary course of business. Accordingly, material adverse developments, settlements or resolutions may occur and negatively impact the Company's results in the quarter and/or fiscal year in which such developments, settlements or resolutions are reached.
Based on the facts currently available, the Company does not believe that the disposition of the class action lawsuits discussed above or any other claims, regulatory compliance audits, legal or administrative proceedings that are pending or asserted, individually or in the aggregate, will have a material adverse effect on the Company's financial position. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact the Company's results of operations in any given period.
For any other claims, regulatory compliance audits, legal or administrative proceedings where the Company has determined that a loss is probable, there is no material difference between the amount accrued and the reasonably possible amount of loss. For any such matters where a loss is reasonably possible, the range of estimated loss is not material individually or in aggregate.
NOTE 6: NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if unvested restricted stock units vested and outstanding options to purchase common stock were exercised. Options to purchase approximately 0.5 million shares and 0.6 million shares of common stock that were outstanding for the quarters ended July 1, 2017 and July 2, 2016, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive. Options to purchase approximately 0.5 million shares and 0.6 million shares of common stock that were outstanding for the first 26 weeks ended July 1, 2017 and July 2, 2016, respectively, have been excluded from the calculation of diluted income per share because inclusion of such shares would be anti-dilutive.
The following is a reconciliation of the Company’s basic and diluted net income per share computations (shares in thousands):

	13 Weeks Ended
	July 1, 2017		July 2, 2016
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	25,235	$0.84	24,884	$0.87
Effect of dilutive stock options	103	0.00	74	(0.01)
Diluted	25,338	$0.84	24,958	$0.86

	26 Weeks Ended
	July 1, 2017		July 2, 2016
	Shares	Net Income Per Share	Shares	Net Income Per Share
Basic	25,141	$0.55	24,825	$0.50
Effect of dilutive stock options	146	0.00	85	0.00
Diluted	25,287	$0.55	24,910	$0.50

NOTE 7: STOCKHOLDERS EQUITY
On March 23, 2017, the Company declared a cash dividend of $0.05 per share on issued and outstanding shares of common stock. A $1.3 million dividend payable was recorded to retained earnings in the first quarter of 2017. The dividend was paid on May 25, 2017 to stockholders of record as of the close of business on May 11, 2017.
US GAAP requires accumulated foreign currency translation balances to be reclassified into the Consolidated Statement of Operations once the liquidation of the net assets of a foreign entity is substantially complete. As of July 1, 2017, because we had ceased operations in Canada, we had determined that the liquidation of our Canadian entity was substantially complete. All remaining activities associated with these entities, including the final disposition of remaining balance sheet amounts and formal dissolution of these entities are being managed and expected to be concluded by the end of the year. Accordingly, the Company reclassified into SG&A $0.6 million of foreign currency translation losses associated with our Canadian entity for the three and six months ended July 1, 2017.

NOTE 8: MERGER AGREEMENT
On June 29, 2017, the Company entered into the Merger Agreement with Parent and Sub. Under the Merger Agreement, at the effective time of the Merger, Sub will merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent.
Also, at the effective time of the Merger, each share of the Company’s common stock issued and outstanding prior to the effective time, other than (i) shares held in the treasury of the Company or owned of record by any wholly-owned subsidiary of the Company, Parent or any of its wholly-owned subsidiaries and (ii) shares of common stock held by stockholders who have not voted in favor of the adoption of the Merger Agreement and who have perfected their statutory right of appraisal in respect of such shares of common stock in accordance with Section 262 of the Delaware General Corporation Law, will be cancelled and automatically be converted into the right to receive $12.97 per share in cash, without interest, subject to any withholding taxes.
The Merger Agreement also provides for certain mutual termination rights of the Company and Parent, including the right of either party to terminate the Merger Agreement if the Merger is not consummated on or before six months from the date of the Merger Agreement. Upon termination of the Merger Agreement under certain circumstances, The Company would be obligated to pay Parent a termination fee of $11 million. Upon termination of the Merger Agreement under certain circumstances, Parent would be obligated to pay the Company a termination fee of $17 million.
The Company was granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), by the Federal Trade Commission on July 25, 2017. The early termination of the HSR waiting period satisfies one of the conditions to the proposed Merger. Closing of the transaction remains subject to other closing conditions, including the affirmative vote in favor of the Merger by holders of a majority of the Company’s outstanding shares of common stock and other customary closing conditions. It is anticipated that the special meeting of the Company’s stockholders to vote on the Merger will be held in the third quarter of this year and, if the transaction is approved, the Merger would be expected to close shortly thereafter.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). All references to the second quarter and the first six months of 2017 mean the 13-week and 26-week periods ended July 1, 2017, respectively, and all references to the second quarter and the first six months of 2016 mean the 13-week and 26-week periods ended July 2, 2016, respectively. Unless the context otherwise requires, “West Marine,” “we,” “us” and “our” refer to West Marine, Inc. and its subsidiaries.
Overview
West Marine is a leading omni-channel specialty retailer exclusively offering boating gear, apparel, footwear and other waterlife-related products to anyone who enjoys recreational time on or around the water. Providing great customer experiences and a consistent brand is important to us, regardless of the sales channel our customer uses. Our 250 stores open at the end of the second quarter of 2017 are located in 37 states and Puerto Rico. In order to focus our resources and improve profitability, we closed eight Canadian stores during 2015, and closed the remaining two stores in June 2017. With our numerous stores and our eCommerce websites reaching domestic and international customers, we are recognized as a dominant waterlife outfitter for cruisers, sailors, anglers and paddlesports enthusiasts.
Over the last few years and continuing in 2017, we have been focused on growing revenue and improving profitability with the following key strategies:

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

Results of Operations
The following table sets forth certain statement of operations components expressed as a percentage of net revenues:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.5	64.5	67.3	68.0
Gross profit	36.5	35.5	32.7	32.0
Selling, general and administrative expense	21.9	21.0	26.3	26.4
Income from operations	14.6	14.5	6.4	5.6
Interest expense	0.0	0.0	0.0	0.1
Income before income taxes	14.6	14.5	6.4	5.5
Provision for income taxes	6.0	5.9	2.7	2.2
Net income	8.6%	8.6%	3.7%	3.3%
Thirteen Weeks Ended July 1, 2017 Compared to Thirteen Weeks Ended July 2, 2016
Net revenues for the second quarter of 2017 were $247.2 million, a decrease of $4.4 million, or 1.7%, compared to net revenues of $251.6 million in the second quarter of 2016. Comparable store sales were down 1.2% compared to last year. Comparable store sales is calculated by including net sales of stores that have been open at least 13 months and sales from our direct-to-consumer and professional channels. A store is included in comparable store sales in the fiscal period in which it commences its 14th month of operations.
We saw sales growth in the quarter from our eCommerce strategy. During the second quarter, our eCommerce sales increased by 10.2% and represented 11.2% of our net revenues, as compared to 10.0% last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) decreased by 1.1%. Merchandise expansion products represented 23.0% of our second quarter total sales, as compared to 22.8% last year. Sales of core boating products, which represented 77.0% of our total sales for the second quarter of this year and tend to be dependent upon boat-usage, declined by 2.2% as compared to the same period last year. Core boating product sales declined, in part, due to a late start to the boating season as well as lower sales to professional customers, as we have modified discounts and service levels to improve profits over the long term. During the second quarter of last year, core boating products represented 77.2% of total sales.
We had 250 stores open at the end of the second quarter of 2017, compared to 258 stores open at the end of the second quarter of 2016. Store count declined by 3.1% year-over-year and selling square footage decreased by 2.0%.
Gross profit was $90.3 million, an increase of $1.0 million, compared to the same period last year. Gross margin increased to 36.5% in the second quarter of 2017, compared to 35.5% in the second quarter last year. This primarily was driven by improved inventory management and 1.1% related to product margin expansion, partially offset by higher occupancy cost given lower net revenues in the period. Cost of goods sold includes costs related to the purchase, transportation and storage of merchandise, shipping expense and store occupancy costs. Consideration in the form of cash or credits received from vendors is recorded as a reduction to cost of goods sold as the related products are sold.
Selling, general and administrative (“SG&A”) expense was $54.1 million, an increase of $1.4 million, or 2.7%, compared to $52.7 million for the same period last year. SG&A expense increased as a percentage of net revenues to 21.9% in the second quarter of 2017, compared to 21.0% for the same period last year. The primary driver of the higher SG&A expense was $1.4 million for transaction costs related to the definitive merger agreement between West Marine and affiliates of Monomoy Capital Partners, a New York-based private equity fund (“Monomoy”), announced on June 29, 2017. Additionally, we incurred a $0.6 million charge related to the reclassification of accumulated foreign currency translation balances following the cessation of operations in Canada and $0.4 million for training programs. Partially offsetting these expenses were $1.1 million related to a supplier refund for prior year over-billing and $0.5 million related to lower benefit costs.
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
Net income for the 13-week period ended July 1, 2017 was $21.2 million, a $0.4 million decrease compared to the same period last year. Our effective income tax rate for the 13-week period ended July 1, 2017 was 41.1%, which resulted in a provision of $14.8 million, while the effective tax rate for the 13-week period ended July 2, 2016 was 40.7%, which resulted in a provision of $14.8 million.
Twenty-six Weeks Ended July 1, 2017 Compared to Twenty-six Weeks Ended July 2, 2016
Net revenues for the first six months of 2017 were $376.3 million, a decrease of $5.7 million, or 1.5%, compared to net revenues of $382.0 million in the first six months of 2016. Comparable store sales were down 0.8% to last year.
We saw sales growth in the first six months of 2017 from our eCommerce strategy. During the first six months of 2017, our eCommerce sales increased by 9.9% and represented 11.9% of our net revenues, as compared to 10.7% last year. Sales in our merchandise expansion categories (including footwear, apparel, clothing accessories, fishing products and paddle sports equipment) decreased by 0.7%. Merchandise expansion products represented 22.3% of our first six months total sales, as compared to 22.1% last year. Sales of core boating products, which represented 77.7% of our total sales for the first six months of this year and tend to be dependent upon boat-usage, declined by 1.7% as compared to the same period last year. Core boating product sales declined, in part, due to a late start to the boating season as well as lower sales to professional customers, as we have modified discounts and service levels to improve profits over the long term. During the first six months of last year, core boating products represented 77.9% of total sales.
Gross profit increased by $1.0 million, or 0.9%, to $123.2 million in the first six months of 2017, compared to $122.1 million for the same period last year. Gross margin increased to 32.7% in the first six months of 2017, compared to 32.0% for the same period last year. This primarily was driven by 0.7% related to product margin expansion and an improvement in supply chain efficiencies of 0.1%, improved inventory management, partially offset by higher occupancy cost given lower net revenues in the period.
SG&A expense was $99.0 million, a decrease of $1.7 million, or 1.7%, compared to $100.8 million for the same period last year. SG&A expense decreased as a percentage of net revenues to 26.3% in the first six months of 2017, compared to 26.4% for the same period last year. The primary drivers of the lower SG&A expense were $2.4 million attributed to lower benefit costs, including lower year-over-year health care claims, $1.3 million in lower training costs, including West Marine University, our biennial company-wide training event, and store associated training programs, $1.1 million related to a supplier refund for prior year over-billing. Offsetting these savings was $1.5 million in transaction costs related to the definitive merger agreement between West Marine and affiliates of Monomoy, as well as $0.6 million related to the reclassification of accumulated foreign currency translation balances following the cessation of operations in Canada.
Net income for the 26-week period ended July 1, 2017 was $14.0 million, a $1.5 million increase compared to the same period last year. Our effective income tax rate for the 26-week period ended July 1, 2017 was 41.7%, which resulted in a provision of $10.0 million, while the effective tax rate for the 26-week period ended July 2, 2016 was 41.0%, which resulted in a provision of $8.7 million.
Liquidity and Capital Resources
We ended the second quarter of 2017 with $113.3 million of cash and cash equivalents, compared to $89.6 million at the end of the second quarter of 2016. Working capital (the excess of current assets over current liabilities) increased to $258.4 million at the end of the second quarter of 2017, compared to $242.2 million at the end of the second quarter of 2016. The increase in working capital primarily was attributable to a $23.7 million increase in cash and a $4.0 million decrease in accounts payable, partially offset by a $10.2 million decrease in merchandise inventory, and an increase of $2.7 million in accrued expenses. We believe that our cash on hand, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for the foreseeable future.
Operating Activities
During the first six months of 2017, net cash provided by operating activities was $45.9 million, compared to $52.3 million during the same period last year. The decrease in cash provided by operating activities year-over-year primarily was due to a decrease in accounts payable of $10.9 million and current-year changes in other assets of $4.6 million, partially offset by current-year changes in accrued payroll of $4.6 million and accrued expenses of $2.0 million. The primary drivers for the change in accounts payable were lower inventory levels. The primary driver of the change in other current assets was an increase in prepaid expenses. The primary driver of the changes in accrued payroll were decreases in variable compensation. Additionally, net income for the first six months of 2017 was $1.5 million greater than net income for the first six months of 2016.
Investing Activities
Net cash used in investing activities was $7.8 million for the first six months of 2017, compared to net cash used of $11.1 million for the first six months of 2016. During the last six months of 2017, we expect to spend approximately $12 million to $15 million on capital expenditures, mainly for information technology enhancements and our store optimization program as well as eCommerce website enhancements. Under our store optimization strategy, we opened one standard store, completed three store revitalization projects and finished one revitalization-select projects (a smaller-scale revitalization) during the first six months of 2017. During the first six months of 2016, we opened one flagship store, completed seven store revitalization projects and finished four revitalization-select projects. These capital expenditures represent the majority of our investing activities each year.
Financing Activities
Net cash used in financing activities was $0.9 million for the first six months of 2017, primarily attributable to cash paid for a dividend and withholding of shares for taxes related to restricted stock units vested during the period, partially offset by cash from share-based compensation plans. For the first six months of 2016, net cash provided in financing activities was $0.2 million, primarily attributable to cash from share-based compensation plans, partially offset by proceeds from withholding of shares for taxes related to restricted stock units vested during the period.
Credit Agreement
On April 10, 2017, we and certain of our subsidiaries, along with the lenders that are signatories thereto and Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC), as agent for the lenders, entered into a joinder and second amendment to our amended and restated loan and security agreement, to among other things: extend the maturity of the agreement to April 10, 2022; reduce the maximum availability borrowing capacity from $120.0 million to $60.0 million; reduce the interest rates applicable to borrowings under our amended and restated loan and security agreement; allow for payment of dividends of up to $15.0 million in any consecutive 12-month period, including the dividend declared on March 23, 2017; reduce the fee that we must pay on undrawn availability; and release West Marine Canada Corp., a Nova Scotia unlimited liability company and wholly-owned subsidiary of the Company, from its obligations under the loan agreement due to the winding down of Canadian operations. In addition, at our option and subject to certain conditions, we may increase our borrowing capacity up to an additional $12.5 million. The amount available to be borrowed is based on a percentage of our inventory (excluding capitalized indirect costs) and accounts receivable. This loan agreement amends and supersedes our previous loan and security agreement that was scheduled to expire on November 30, 2017.
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
In each case, the applicable interest rate is increased by a margin imposed by the loan agreement. The applicable margin for any date will depend upon the amount of available credit under the revolving credit facility. The margin range for option (1) above is between 0.25% and 0.5% and for option (2) above is between 1.25% and 1.5%. The loan agreement also imposes a fee on the unused portion of the revolving credit facility available. For the second quarter of 2017 and 2016, the weighted-average interest rate on all of our outstanding borrowings was 4.3% and 4.0%, respectively. For the first six months of 2017 and 2016, the weighted-average interest rate on all of our outstanding borrowings was 4.3% and 4.0%, respectively.
Although the loan agreement contains customary covenants, including, but not limited to, restrictions on our ability to incur liens, make acquisitions and investments, pay dividends and sell or transfer assets, it does not contain debt or other similar financial covenants, such as maintaining certain specific leverage, debt service or interest coverage ratios. Instead, our loan is asset-based (which means our lenders maintain a security interest in our inventory and accounts receivable which serve as collateral for the loan), and the amount we may borrow under our revolving credit facility at any given time is determined by the estimated value of these assets as determined by the lenders’ appraisers. Additionally, we must maintain a minimum revolving credit availability equal to the greater of $7 million or 10% of the borrowing base. In addition, there are customary events of default under our loan agreement, including failure to comply with our covenants. If we fail to comply with any of the covenants contained in the loan agreement, an event of default occurs which, if not waived by our lenders or cured within the applicable time periods, results in the lenders having the right to accelerate repayment of all outstanding indebtedness under the loan agreement before the stated maturity date and the revolving credit facility could be terminated. As of July 1, 2017, we were in compliance with the covenants under our loan agreement, had less than $0.1 million outstanding under our revolving credit facility and $55.8 million available for future borrowings. The highest outstanding balance during the second quarter of 2017 and 2016 was $0.2 million and $0.3 million, respectively. The highest outstanding balance during the first six months of 2017 and 2016 was $0.2 million and $0.3 million, respectively.
We may borrow against the aggregate borrowing base up to the maximum revolver amount, which was $60.0 million at July 1, 2017 and $120.0 million at December 31, 2016 and July 2, 2016. Our borrowing base at the periods then ended consisted of the following (in millions):

	July 1, 2017	December 31, 2016	July 2, 2016
Accounts receivable availability	$16.5	$5.0	$12.1
Inventory availability	167.4	122.4	166.0
Less: reserves	(8.0)	(6.9)	(8.0)
Less: minimum availability	(17.6)	(12.0)	(17.0)
Less: suppressed availability	(98.3)	—	(33.1)
Total borrowing base	$60.0	$108.5	$120.0
Our aggregate borrowing base was reduced by the following obligations (in millions):

Ending loan balance	$—	$—	$—
Outstanding letters of credit	4.2	4.2	4.2
Total obligations	$4.2	$4.2	$4.2

Accordingly, our availability as of July 1, 2017, December 31, 2016 and July 2, 2016, respectively, was (in millions):
Total borrowing base	$60.0	$108.5	$120.0
Less: obligations	(4.2)	(4.2)	(4.2)
Total availability	$55.8	$104.3	$115.8

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
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$21.2	$21.6	$14.0	$12.5
Add:
Interest expense(1)	0.1	0.1	0.2	0.2
Depreciation and amortization (2)	5.8	5.5	11.5	10.9
Income tax expense	14.8	14.8	10.0	8.7
EBITDA	$41.9	$42.0	$35.7	$32.3

(1)	Amortization of deferred financing costs related to our revolving credit facility is included in interest expense.
(2) Included in cost of goods sold and SG&A expense.
Off-Balance Sheet Arrangements
Operating leases are the only financing arrangements not currently reported on our condensed consolidated balance sheets. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of July 1, 2017, we were not involved in any unconsolidated special purpose entities or variable interest entities.
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
Our key growth strategies have delivered encouraging results. As we continue to test and learn, we have ramped up our investments, with the results outlined below:

•
eCommerce: Sales from eCommerce increased by 9.9% for the first six months of 2017 as compared to last year. eCommerce sales represented 11.9% of total sales this year, up from 10.7% for the same period last year.

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

•
Merchandise expansion: Sales in our merchandise expansion categories support our eCommerce and store optimization strategies and declined by 0.7% for the first six months of 2017 as compared to last year. During this same period, sales in our core categories decreased by 1.7%. This strategy welcomes a broader base of customers who are passionate about recreating on and around the water by providing a wide selection of products. We offer this expanded assortment in our waterlife stores, on our retail eCommerce website and in our revitalized stores. Sales of merchandise expansion products represented 22.3% of total sales for the first six months of 2017, up from 22.1% for the same period last year.

We continue to see evidence of positive inter-dependence across our growth strategies. Specifically, our eCommerce and store optimization strategies are enabling us to better present our merchandise expansion product offerings, and all of our strategies have resulted in attracting new customers and building our customer base.
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
Internet Address and Access to SEC Filings
Our Internet address is westmarine.com. The information contained in, or that can be accessed through, our website is not part of this report. Interested readers may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act in the “Investor Relations” portion of our website as well as through the Securities and Exchange Commission’s website, sec.gov.
Forward-Looking Statements
All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “will,” and similar expressions also identify forward-looking statements. These forward-looking statements include, among other things: expectations related to our earnings, growth and profitability; statements that relate to West Marine's future plans, expectations and objectives; expectations and projections with respect to our ability to: continue to appropriately invest in, and execute on, our key growth strategies; experience increased sales from expanded merchandise assortments; continue to successfully execute our store optimization strategy; successfully and fully execute our 15/50 plan; continue to invest in our technology infrastructure, inventory, maintain in-stock levels; improve financial performance; increase sales through all channels and control operating expenses; as well as facts and assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. Additionally, West Marine's operations could be adversely affected if participation in the boating industry declines, if boat usage decreases, if fuel prices were to significantly increase, or if unseasonably cold weather, prolonged winter-like conditions, natural disasters such as hurricanes, man-made disasters or extraordinary amounts of rainfall occur during the peak boating season in the second and third quarters. Among these and other risks and uncertainties, there can be no guarantee that the Merger will be consummated, or if it is consummated, that it will close within the anticipated time frame. Additional risks and uncertainties relating to the Merger include: the company may be unable to obtain the approval of the company stockholders required for the Merger; other conditions to the closing may not be satisfied or waived; the Merger may involve unexpected costs, liabilities or delays; the company’s business may suffer as a result of uncertainty surrounding the proposed Merger, including due to disruption of current plans and operations and the potential difficulties in employee retention as a result of the proposed transaction; the outcome of the pending or future legal proceedings related to the proposed transaction; the ability to obtain the requisite stockholder approval; and the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement. Risk factors that may affect the proposed Merger and/or our operating results in the future include the risk factors set forth in Item 1A of this report, the risk factors set forth in Item 1A of the 2016 Form 10-K, and those risks which may be described from time to time in West Marine's other filings with the Securities and Exchange Commission. Except as required by applicable law, West Marine assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
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
At the end of the quarter ended July 1, 2017, we had less than $0.1 million in outstanding current portion - long-term debt and, accordingly, would not be impacted by a change in interest rates. We had up to $60.0 million in borrowing capacity under our credit facility. There are various interest rate options available, as described above.
Our only significant risk exposure was from U.S. dollar to Canadian dollar exchange rate fluctuations. A 10% increase in the exchange rate of the U.S. dollar versus the Canadian dollar would have an effect of reducing our pre-tax income and cash flows by approximately $0.1 million over the next year. In June 2017, we closed our last two Canadian stores, and as a result, we don't expect exchange rate fluctuations will materially impact our results going forward.

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
See Part I, Item 1, Note 5 to our unaudited condensed consolidated financial statements in this report for a discussion of our legal proceedings.
ITEM 1A – RISK FACTORS
We have included in Part I, Item 1A of the 2016 Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition, referred to as “Risk Factors.” Investors should consider these Risk Factors prior to making an investment decision with respect to our common stock. There have been no material change in our Risk Factors since we filed the 2016 Form 10-K, except as set forth below.
RISKS RELATED TO THE PENDING MERGER
If the proposed Merger is not consummated, our business could be harmed and our stock price could decline.
The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by our stockholders and other customary closing conditions. Therefore, the Merger may not be consummated or may not be consummated in a timely manner. If the Merger Agreement is terminated, the market price of our common stock will likely decline. In addition, our stock price may decline as a result of the fact that we have incurred and will continue to incur significant expenses related to the Merger prior to its closing that will not be recovered if the Merger is not consummated. If the Merger Agreement is terminated under certain circumstances we may be obligated to pay Parent the Company Termination Fee of $11 million. As a consequence of the failure of the Merger to be consummated, as well as of some or all of these potential effects of the termination of the Merger Agreement, our business could be harmed in that concerns about our viability are likely to increase, making it more difficult to retain employees and existing customers and to generate new business.
The fact that there is a Merger pending could harm our business, revenue and results of operations.
While the Merger is pending, it creates uncertainty about our future. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending consummation of the Merger or termination of the Merger Agreement. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of investors.
In addition, while the Merger is pending, we are subject to a number of risks that may harm our business, revenue and results of operations, including:

•	the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;

•	we have and will continue to incur significant expenses related to the Merger prior to its closing;

•	it may be difficult for us to retain employees due to the announcement and pendency of the Merger; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.
Our executive officers may have interests in the Merger other than, or in addition to, the interests of our stockholders generally.
Members of our Board and our executive officers may have interests in the Merger that are different from, or are in addition to, the interests of our stockholders generally. Our Board was aware of these interests and considered them, among other matters, in approving the Merger Agreement. You should keep this in mind when considering the recommendation of the Board in favor of the adoption of the Merger Agreement. These interests include the treatment of outstanding equity awards upon consummation of the Merger pursuant to the Merger Agreement, the vesting or delivery of outstanding equity awards and payments that may come due in connection with a change of control, which will occur upon the consummation of the Merger, under the Company’s Amended and Restated Executive Officer Severance Plan, and the continuation of indemnification obligations and directors’ and officers’ insurance for former and continuing officers and directors.
Litigation has been instituted against West Marine and members of the West Marine board of directors, challenging the Merger, and adverse judgments in these lawsuits or any other may prevent the Merger from becoming effective within the expected timeframe or at all.
West Marine and members of the West Marine board of directors have been named as defendants in three class action lawsuits challenging the Merger. If the plaintiffs in these or any other actions that may be brought are successful, these adverse judgments may prevent the parties from completing the Merger in the expected timeframe, if at all. Even if the plaintiffs in these potential actions are not successful, the costs of defending against such claims could adversely affect the financial condition of West Marine and such actions could adversely affect the reputation of West Marine and members of the board of directors or management.
See Note 5 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report for a discussion of these and other legal proceedings
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURE
None.
ITEM 5 – OTHER INFORMATION
None.

ITEM 6 – EXHIBITS

2.1
Agreement and Plan of Merger, dated as of June 29, 2017, by and among Rising Tide Parent Inc., Rising Ride Merger Sub Inc. and West Marine, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 29, 2017 and filed on June 30, 2017).

3.1	Certificate of Incorporation of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 18, 2004).

3.2	Bylaws of West Marine, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 6, 2012 and filed on December 11, 2012).

4.1	Voting and Support Agreement, dated as of June 29, 2017, by and among West Marine, Inc. and certain West Marine stockholders.

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2012).

10.1
Amended and Restated Loan and Security Agreement, dated as of August 23, 2010, by and among West Marine Products, Inc., each of the other persons that are signatories thereto as borrowers, each of the persons that are signatories thereto as guarantors, the lenders that are signatories thereto, Wells Fargo Retail Finance, LLC, as agent for the lenders, and Wells Fargo Capital Finance, LLC, as sole lead arranger and sole book-runner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 23, 2010 and filed on August 27, 2010).

10.2
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

10.3
Joinder and Second Amendment of Amended and Restated Loan and Security Agreement, dated as of April 10, 2017, by and among West Marine Products, Inc., each of the other persons that are signatories thereto as borrowers, each of the persons that are signatories thereto as guarantors, the lenders that are signatories thereto, Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC), as agent for the lenders.

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

†
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets as of July 1, 2017, December 31, 2016 and July 2, 2016; (ii) the condensed consolidated statements of income for the 13 weeks ended July 1, 2017 and July 2, 2016 and 26 weeks ended July 1, 2017 and July 2, 2016; (iii) the condensed consolidated statements of comprehensive income for the 13 weeks ended July 1, 2017 and July 2, 2016 and 26 weeks ended July 1, 2017 and July 2, 2016; and (iv) the condensed consolidated statements of cash flows for the 26 weeks ended July 1, 2017 and July 2, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2017	WEST MARINE, INC.

		By:	/s/ Matthew L. Hyde
Matthew L. Hyde
Chief Executive Officer

		By:	/s/ Jeffrey L. Lasher
Jeffrey L. Lasher
Chief Financial Officer